Form 10-Q
period 1996-09-29
VIISAGE TECHNOLOGY INC
filed 1996-12-19
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 1996

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559





                           VIISAGE TECHNOLOGY, INC.
                  ____________________________________________
            (Exact name of registrant as specified in its charter)


Delaware                                                     04-3320515
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


531 Main Street, Acton MA                                    01720
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (508)-263-3560
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    [_] Yes      [x] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at December 13, 1996
---------------------------------           --------------------------------

(Common stock, $.001 per value)                          8,055,000

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX


                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

     Condensed Balance Sheets as of September 29, 1996 and December 31, 1995..    1

     Condensed Statements of Operations for the three months and nine months
     ended September 29, 1996 and October 1, 1995.............................    2

     Condensed Statements of Cash Flows for the nine months
     ended September 29, 1996 and October 1, 1995.............................    3

     Notes to Condensed Financial Statements..................................    4

  ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................    6

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings.................................................     9

  Item 6 - Exhibits and Reports on FORM 8-K...................................    9



SIGNATURES....................................................................   10


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           VIISAGE TECHNOLOGY, INC.
                           Condensed Balance Sheets
                                (In thousands)




                                                                                    Pro Forma
                                                                   September 29,    September    December 31,
                                                                        1996           1996         1995
                                                                   ------------     ----------    ----------
                                                                            (Unaudited)            (Note 1)
Assets
Current assets:
     Cash and cash equivalents                                        $   --          $13,555       $   --
     Accounts receivable                                                   863            863            378
     Costs and estimated earnings in excess of billings                 13,246         13,246          8,678
     Other current assets                                                   20             20           --
                                                                     ---------       --------       --------
                 Total current assets                                   14,129         27,684          9,056
Property and equipment, net                                              4,110          4,110          2,229
Other assets                                                               130            --            --
                                                                     ---------       --------       --------
                                                                      $ 18,369        $31,794        $11,285
                                                                     =========       ========       ========

Liabilities, Net Assets and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                            $  4,947        $ 4,817        $ 1,153
     Obligations under capital leases                                      823            823            490
                                                                     ---------       --------       --------
                 Total current liabilities                               5,770          5,640          1,643

Long-term debt                                                           8,800            --           6,656
Obligations under capital leases                                         3,099          3,099          1,663
Deferred income taxes                                                      --             100             --
                                                                     ---------       --------       --------
                                                                        17,669          8,839          9,962

Net assets / Stockholders' equity                                          700         22,955          1,323
                                                                     ---------       --------       --------
                                                                      $ 18,369        $31,794        $11,285
                                                                     =========       ========       ========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                        Three Months Ended          Nine Months Ended
                                                        ------------------           -----------------
                                                     September 29,  October 1,    September 29,    October 1,
                                                         1996          1995           1996            1995
                                                    ------------    ---------     ------------     ----------

Revenues                                            $   6,258        $  2,711       $  18,128        $  8,106
Project Costs                                           4,716           2,488          14,369           7,460
                                                    ---------        --------       ---------        --------
Project margin                                          1,542             223           3,759             646
                                                    ---------        --------       ---------        --------
Operating expenses:
     Sales and marketing                                  500             285           1,235             716
     Research and development                              72             198             200             795
     General and administrative                           463             300           1,353             813
                                                    ---------        --------       ---------        --------

                    Total operating expenses            1,035             783           2,788           2,324
                                                    ---------        --------       ---------        --------
Operating income (loss)                                   507            (560)            971          (1,678)
Interest expense                                          211             188             598             321
                                                    ---------        --------       ---------        --------
Income (loss) before income taxes                         296            (748)            373          (1,999)
Income taxes                                               11            --                14             --
                                                    ---------        --------       ---------        --------
Net income (loss)                                   $     285        $   (748)      $     359         $(1,999)
                                                    =========        ========       =========        ========
Net income (loss) per share                         $    0.05        $  (0.12)      $    0.06          $(0.32)
                                                    =========        ========       =========        ========
Weighted average number of common shares                6,225           6,225           6,225           6,225
                                                    =========        ========       =========        ========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)



                                                                  Nine Months Ended
                                                                  -----------------
                                                               September 29,   October 1,
                                                                  1996           1995
                                                               ------------   ----------
Cash flows from operating activities:
Net Income (loss)                                                 $    359    $ (1,999)
Adjustment to reconcile net income (loss) to net cash
   provided (used) by operating activities:
       Depreciation and amortization                                   385          15
       Stock compensation expense                                      147        --
       Changes in operating assets and liabilities:
             Accounts receivable                                      (485)     (2,165)
             Costs and estimated earnings in excess of billings     (4,568)     (7,496)
             Other current assets                                      (20)       --
             Accounts payable and accrued expenses                   3,794         418
                                                                  --------    --------
                  Net cash (used) by operating activities             (388)    (11,227)
                                                                  --------    --------
Cash flows from investing activities:
Purchase of contract equipment converted to capital leases          (2,140)       --
Additions to property and equipment                                   (126)       (101)
Other assets                                                          (130)       --
                                                                  --------    --------
                  Net cash (used) by investing activities           (2,396)       (101)
                                                                  --------    --------
Cash flows from financing activities:
Net revolving credit borrowings                                      2,144       6,052
Proceeds from long-term borrowings                                    --         1,862
Proceeds from sale/leaseback of equipment                            2,140        --
Principal payments on long-term borrowings                            --          (254)
Principal payments on obligations under capital leases                (371)       --
Net transactions with parent                                        (1,129)      3,668
                                                                  --------    --------
                 Net cash provided by financing activities           2,784      11,328
                                                                  --------    --------
Increase (decrease) in cash and cash equivalents                      --          --
Cash and cash equivalents, beginning of period                        --          --
                                                                  --------    --------
Cash and cash equivalents, end of period                          $   --      $   --
                                                                  ========    ========
Supplemental cash flow information:
Cash paid during the period for interest                          $    632    $    315
                                                                  ========    ========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1.  Basis of Presentation

         The financial information included herein is unaudited, however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 dated November 8, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The results of operations for the periods ended September 29, 1996 are not necessarily indicative of the operating results to be expected for the full year.

         The condensed balance sheet as of December 31, 1995 has been derived from the audited financial statements at that date.


Note 2.  Income Taxes

         The Company's operations prior to the transfer discussed in Note 4, were included in the income tax returns of Lau Acquisition Corp. d/b/a Lau Technologies, an S corporation. Income tax allocations for such periods have been calculated as if the Company were filing separate income tax returns taking into consideration that operating losses and tax credits have been utilized by the shareholders of Lau Technologies.


Note 3.  Net Income (Loss) Per Share

         Net income (loss) per share is computed based on the weighted average number of 6,225,000 common and common equivalent shares outstanding during the period. This number is comprised of 5,680,000 shares of common stock issued in connection with the transfer discussed in Note 4 and 545,000 shares related to common equivalents. Pursuant to certain requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the 12 months prior to the initial public offering date (using the treasury stock method) have been included in the calculation of weighted average shares for all periods presented.

                            VIISAGE TECHNOLOGY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



Note 4.  Subsequent Events

         On November 22, 1996, the Company entered into a revolving credit agreement with a commercial bank. The agreement provides for unsecured borrowings of up to $10.0 million through June 1998 at prime rate or other LIBOR-based options and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth.

         On November 6, 1996, Lau Technologies completed the transfer of substantially all of the assets, liabilities and operations of its Viisage Technology Division to the Company in exchange for 5,680,000 shares of the Company's common stock. After the completion of the initial public offering discussed below, the Company is a 64% owned subsidiary of Lau Technologies.

         In November 1996, the Company completed an initial public offering of 2,875,000 shares of its common stock, of which 2,375,000 shares (including the over-allotment option) were sold by the Company and 500,000 shares were sold by the selling stockholder. The offering price was $10.50 per share and the net proceeds to the Company were approximately $22,355,000, net of underwriting discounts and other estimated offering expenses. The Company used approximately $8,800,000 of the proceeds to repay long-term borrowings. The remainder of the net proceeds are expected to be used for working capital and other general corporate purposes.


Note 5.  Pro Forma Condensed Balance Sheet

         The pro forma condensed balance sheet as of September 29, 1996 reflects
(i) the transfer, initial public offering and repayment of long-term borrowings discussed in Note 4 and (ii) the estimated net deferred income tax liability that will be recorded by the Company in connection with the aforementioned transfer and change in tax status.

                            VIISAGE TECHNOLOGY, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and risk factors contained in the Company's Form S-1 Registration Statement dated November 8, 1996.

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those discussed herein. Factors that might cause or contribute to such differences are discussed in the section entitled "Certain Factors that may Affect Future Results" below.

Overview
--------

      The Company designs, sells and implements turnkey digital identification systems intended to deter fraud and to reduce customers' identification program costs. These systems capture facial images, demographic information and other biological identifiers, produce identification cards, and create relational databases containing this information. Using its systems integration and software design capabilities, the Company is able to combine its proprietary software and hardware products with commercially available components and customers' existing systems, creating a complete customized solution. In addition, the Company is developing proprietary facial recognition software designed to identify individuals in a large database of faces on a real-time basis.

      Viisage provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the nine months ended September 29, 1996, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 65% of revenues for the period.

      The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year.

Results of Operations
---------------------

Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 131% to $6.3 million for the quarter ended September 29, 1996 from $2.7 million for the comparable period in 1995. For the nine months ended September 29, 1996 revenues increased 124% to $18.1 million from $8.1 million for the same period in 1995. These increases were due to an increase in the number of contracts being performed during the 1996 periods.

Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 75% and 79% for the quarter and nine months ended September 29, 1996, respectively, from 92% for the comparable periods in 1995. These decreases reflect cost savings on design, development and implementation activities resulting from the Company's increased experience with and resources for digital identification solutions. Project margin increased 592% to $1.5 million (25% of revenues) for the quarter ended

September 29, 1996 from $223,000 (8% of revenues) for the comparable period in 1995. For the nine months ended September 29, 1996 project margin increased 482% to $3.8 million (21% of revenues) from $646,000 (8% of revenues) for the same period in 1995. These increases reflect the increases in revenues and cost savings discussed above. The Company believes it could experience further improvements in project margin from project cost savings and improved pricing. However, there can be no assurance that such improvements will be achieved.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses increased 75% to $500,000 for the quarter ended September 29, 1996 from $285,000 for the comparable period in 1995. For the nine months ended September 29, 1996 sales and marketing expenses increased 72% to $1.2 million from $716,000 for the same period in 1995. These increases principally reflect an increase in proposal activity and the addition of marketing personnel during 1996. As a percentage of revenues, sales and marketing expenses decreased to 8% and 7% for the 1996 periods from 11% and 9% for the 1995 periods due to revenues increasing at a greater rate than such expenses during the 1996 periods. The Company anticipates that it will continue to make significant expenditures for sales and marketing as it adds resources and initiates operations in additional markets.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 64% to $72,000 for the quarter ended September 29, 1996 from $198,000 for the comparable period in 1995, and decreased as a percentage of revenues to 1% for 1996 from 7% for 1995. For the nine months ended September 29, 1996 research and development expenses decreased 75% to $200,000 from $795,000 for the same period in 1995, and decreased as a percentage of revenues to 1% for 1996 from 10% for 1995. These decreases reflect the completion in 1995 of proprietary software to support all industry standard computing environments and proprietary hardware products for the Company's card-based systems and the increases in revenues in the 1996 periods. The Company believes that these software and hardware products will support its card-based identification systems offerings for the foreseeable future. Expenditures for 1996 relate primarily to the Company's facial recognition products and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau and the Massachusetts Institute of Technology for projects that are not related to Viisage.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees. General and administrative expenses increased 54% to $463,000 for the quarter ended September 29, 1996 from $300,000 for the comparable period in 1995. For the nine months ended September 29, 1996 general and administrative expenses increased 66% to $1.4 million from $813,000 for the same period in 1995. These increases are due primarily to the addition of management personnel during the fourth quarter of 1995 and increased management activities related to the growth in the Company's business. As a percentage of revenues, general and administrative expenses decreased to 7% for the 1996 periods from 11% and 10% for the 1995 periods due to revenues increasing at a greater rate than such expenses in the 1996 periods.

Interest Expense. The increases in interest expense to $211,000 for the quarter ended September 29, 1996 from $188,000 for the comparable period in 1995 and to $598,000 for the nine months ended September 29, 1996 from $321,000 for the 1995 period principally reflect the increase in the level of borrowings during the 1996 periods.

Income Taxes. The Company's operations prior to the transfer discussed in Note 4 of Notes to Condensed Financial Statements were included in the income tax returns of Lau Technologies, an S corporation. After the transfer, the Company will be subject to federal and state income taxation at the corporate level and will be required to file its own separate tax returns. The Company anticipates that it will recognize a non-recurring charge relating to a net deferred tax liability of approximately $100,000 arising from the change in its tax status in the fourth quarter when the transfer occurred.

Liquidity and Capital Resources
-------------------------------

      At September 29, 1996, working capital was $8.4 million compared to $7.4 million at December 31, 1995. The increase in working capital was due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings, net of increases in accounts payable and accrued expenses.

      For the nine months ended September 29, 1996, operations and investing activities utilized cash of approximately $388,000 and $2.4 million, respectively, principally to fund the working capital increases discussed above and the increase in project assets. Financing was provided by borrowings under line of credit and project lease financing facilities and parent company advances.

      As discussed more fully in Note 4 of Notes to Condensed Financial Statements, in November 1996 the Company completed an initial public offering of its common stock and received net proceeds of approximately $22,355,000. The Company used $8.8 million of the proceeds to repay long-term borrowings. On a pro forma basis, at September 29, 1996 working capital was $22.0 million, including cash and cash equivalents of $13.6 million.

      The Company has a revolving line of credit with a commercial bank that provides for unsecured borrowings of up to $10.0 million through June 1998 at prime rate or other LIBOR-based options. This agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $15.0 million. Pursuant to this arrangement, the lessor will purchase certain of the Company's digital identification systems and lease them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor will retain title to systems and will have an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor will bear the credit risk associated with payments by Viisage's customers, but Viisage will bear performance and appropriation risk and will generally be required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases.

      The Company believes that the net proceeds from its initial public offering, together with cash flow from operations, available borrowings and project leasing, will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next 12 months. There can be no assurance, however, that additional financing, if needed, will be available on favorable terms or at all. If the Company is unable to obtain additional capital, if needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results
----------------------------------------------

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those discussed herein. Certain factors that could cause or contribute to such differences include, among other things, potential fluctuations in quarterly results, the size and timing of award and performance on contracts, dependence on large contracts and a limited number of customers, lengthy sales and implementation cycles, changes in management estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers. Please also refer to the factors set forth in the Company's Registration Statement on Form S-1 dated November 8, 1996 under the caption "Risk Factors" which are incorporated herein by reference.

                            VIISAGE TECHNOLOGY, INC.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          On September 23, 1996, three minority shareholders of Lau Technologies filed suit against Lau Technologies, the Company and others in Superior Court in Berkshire County, Massachusetts, alleging that certain defendants breached the fiduciary duty owed the plaintiffs as shareholders of Lau Technologies. The plaintiffs requested, among other things, an injunction to delay the Company's public offering in an effort to obtain a direct, rather than an indirect, ownership interest in the Company. On October 4, 1996, the Superior Court denied plaintiffs' request for such relief, although plaintiffs' claims for unspecified money damages remain pending. Lau Technologies has agreed to indemnify and hold the Company harmless for any liabilities incurred by the Company as a result of judgments, settlements or litigation expenses arising out of this suit. Accordingly, the Company does not believe that the resolution of this matter would have a material adverse effect on its business, financial condition or results of operations.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits
           10.1   Revolving Credit Agreement dated November 22, 1996
           27     Financial Data Schedule
           99.1*  Pages 6 through 14 of the Company's Registration Statement on
                  Form S-1 dated November 8, 1996 (File No. 333-10649) re. "Risk Factors" regarding forward looking statements.

      (b) Reports on Form 8-K
           None


      * Incorporated by reference.

                           VIISAGE TECHNOLOGY, INC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VIISAGE TECHNOLOGY, INC.



Date:    December 19, 1996            By: /s/ Robert C. Hughes
                                          -------------------------------------
                                          Robert C. Hughes
                                          President and Chief Executive Officer




                                      By: /s/ William A. Marshall
                                          -------------------------------------
                                          William A. Marshall
                                          Chief Financial Officer