Form 10-K405
period 1996-12-31
VIISAGE TECHNOLOGY INC
filed 1997-03-31
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year  Ended December 31, 1996

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559

                           VIISAGE TECHNOLOGY, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                    04-3320515
----------------------------------------                    --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

30 Porter Road,  Littleton,  MA                             01460
----------------------------------------                    --------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (508)-952-2200
                                                            -----------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                 Name of exchange on which registered
      -------------------                 ------------------------------------
  Common Stock $.001 par value                   NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 1997,was approximately $34,080,000.

As of March 6, 1997, the registrant had 8,055,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, are incorporated by reference into
Part III.

                                    PART 1

Item 1. Business
        --------

  (a) General Development of Business
      -------------------------------

      Viisage Technology, Inc. (Viisage or the Company) develops and implements turnkey digital identification systems and solutions intended to deter fraud, reduce customers' identification program costs and improve security. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products to create complete customized solutions. Viisage's products are currently operating at over 450 locations. Applications can include systems and cards for national IDs, driver's licenses, social services, voter registration, law enforcement, corrections, healthcare, financial services, retail and access control. Viisage is also commercializing patented facial recognition technology for the real-time identification and verification of individuals.

      The Company began operations in 1993 as a division of Lau Technologies, a provider of systems integration services and products for sophisticated electronic systems. On November 6, 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company in exchange for 5,680,000 shares of the Company's common stock and the Company completed its initial public offering in November 1996. The Company is currently a 64% owned subsidiary of Lau Technologies. All references to "Viisage" or "the Company" for the periods prior to the transfer, refer to the Viisage Technology Division of Lau Technologies.

      Viisage has experienced significant revenue growth since 1993. The Company believes that the increasing acceptance of and demand for digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and its proprietary software and hardware products have contributed to its growth. The Company provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts.

  (b) Financial Information about Industry Segments
      ----------------------------------------------

      The Company is engaged in one business segment; the design and implementation of digital identification systems and solutions intended to deter fraud, reduce identification program costs and improve security.

  (c) Description of Business
      -----------------------

  (i) Principal Products and Services
      --------------------------------

  Industry Background

      Properly identifying individuals entitled to special rights and benefits has presented problems for both the public and private sectors. Today, various forms of personal identification cards, often bearing a picture of the proper owner together with other demographic information, serve as the primary means of personal identification, providing the owner with the ability to exercise special rights, obtain benefits and process transactions. As a result of their importance, identification cards are often the target of fraud and tampering.

      The use of false identification cards can have significant financial and societal implications. A person may use a number of false cards to create multiple identities or use a single fake card as a basis for fraudulently obtaining other credentials. For example, a fake driver's license can enable a person to improperly open or access bank accounts, forge checks, obtain welfare or other benefits, or buy alcohol while underage. In addition to the direct costs and effects of improper identification, the indirect costs associated with the investigation, prosecution and incarceration of offenders are substantial. Public concern about security has also increased the demand for identification systems for controlling access to computer systems and networks and secure and public facilities.

      In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Further, records of these cards consist primarily of retained copies, which often require significant amounts of space and are inefficient to maintain and access.

      Advances in and the growing acceptance of digital technology has led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and imbedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself through the use of bar codes, magnetic stripes and ''smart'' cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record-keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries.

      As an additional means of deterring fraud, identification systems have increasingly used biometrics (unique biological characteristics) to verify personal identities. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data, hand geometry and others, with fingerprints enjoying wide usage in law enforcement. However, unlike a fingerprint, a facial image can be easily verified visually and can be captured in an unobtrusive manner via a single photograph, making it a practical means of identification. When two or more biometric identifiers are used together, the statistical probability of properly identifying an individual increases.

      Applications for digital identification systems are increasing as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. In the private sector, the Company envisions that applications for digital identification systems will extend to ATMs, retail point-of-sale transaction processing, the administration of health care benefits and access to telecommunications services, personal computer networks and facilities.

      The emergence of digital identification systems also presents significant challenges for integrating these systems with customers' existing software, hardware and computing environments. Consequently, customers are seeking complete, integrated solutions to overcome these integration issues.

  Products and Services

      The Company develops and implements turnkey digital identification systems which provide complete integrated solutions for capturing images and data, producing and delivering tamper-resistant identification cards, and creating and managing relational databases containing the captured information. These systems can utilize unique biological identifiers such as facial images, fingerprints, voice data and others to help deter fraud, reduce costs and improve security.

      The Company's systems integration and software design capabilities enable it to provide complete solutions to customer-specified needs. The Company provides customized systems integration software and services which link the Company's proprietary software and hardware products with a wide variety of commercially available computers, printers, and networks, as well as the customer's existing systems. The Company believes that its ability to support all current industry standard platforms, operating systems, databases, and networks provides it with a significant competitive advantage.

      While cards generated by the Company's systems can store and display a variety of biometrics, the Company has found that the image of a human face is a biological identifier that is prominent and easy to capture. The Company is developing patented facial recognition software that enables databases of facial images to be searched quickly and accurately for use in a variety of fraud deterrence and security applications.

  Digital Identification Systems

      Depending on the customer's needs, the Company offers ''instant issue'' systems which produce identification cards on location that can be delivered to recipients in minutes, and central processing systems which receive the information to appear on the cards electronically from the point of capture and produce cards from a secure off-site processing location which are later mailed to recipients. The facial images captured by the Company's systems can provide the content (face bases) for the identification and verification applications of the Company's facial recognition technologies.

      For both instant issue and central processing systems, Viisage's digital identification systems utilize an image capture workstation which incorporates the Company's proprietary SensorMast. The image capture workstation captures, inputs, and retrieves images and biometric and demographic information. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards on site in minutes. Alternatively, with a central production system, images are electronically transmitted to a secure processing location where a high speed manufacturing unit produces the cards, and an integrated card delivery unit prepares the cards for mailing. The Company's proprietary Visual Inspection System applies quality control to all of the cards produced in central processing systems. Under either process, the systems produce cards with holographic overlays and digitized images and other biometric and demographic information. Finally, all such digitized images and biometric and demographic information are stored in a central database for easy and efficient access, retrieval and management.

      System Integration and Software Design Capabilities. In addition to the Company's systems integration capabilities, an important aspect of its services and ability to deliver solutions for its customers involves the design of customized software. Viisage's proprietary software and services integrate the various components of its own SensorMast and Visual Inspection System as well as integrate the Company's products with the variety of third party components and technologies used by its customers. The Company has designed software to support all current industry standard operating systems (e.g., Unix, Windows NT, Windows 95 and OS/2), network protocols (e.g., Novell Netware, TCP/IP and SNA), database products (e.g., Sybase or Oracle) and client/server architectures. The Company's software design and systems integration capabilities enable it to accommodate most computing environments and customers with special requirements.

      Proprietary Company Products. All of the Company's systems incorporate the Company's proprietary SensorMast product within the image capture workstations. Central production systems also typically include the Company's proprietary Visual Inspection System for quality assurance. These proprietary products and related software are described below:

    . SensorMast. The SensorMast is a fully-integrated, secure tower unit developed by the Company which incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. These are integrated into the SensorMast, which in turn is incorporated by the Company into a specially configured operator's workstation. This integrated workstation provides operators with a durable and transportable apparatus with which to capture images and data and initiate the card production process. The Company's proprietary software controls and integrates the elements within the SensorMast and links the SensorMast with the rest of the system.

    . Visual Inspection System. The Visual Inspection System automatically evaluates cards produced by the Company's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics and high-definition inspection cameras, automates an activity which is otherwise performed manually and is a potential source of cost savings for customers. The Company's proprietary software controls and integrates the various elements of the Visual Inspection System and audits the central production manufacturing and delivery systems.

    Customer Service and Support. Following the installation of its digital identification systems, the Company offers extensive customer training and help desk telephone support as well as ongoing maintenance services. The Company's service and support teams, which vary depending on the customer and contract, are able to draw extensively upon the expertise of the Company's software and hardware engineers. For some contracts, particularly when there are a large number of installations, the Company has contracted with third party service organizations for maintenance support, a practice the Company intends to continue.

  Facial Recognition Technologies

    The Company is working to improve the technology used in security and fraud control through the development of facial recognition technologies. The Company has focused on the facial image as a key biometric because the human face is a unique and prominent feature that can be easily captured (in image) by a digital camera and verified visually. The Company's technologies enable facial databases to be searched quickly and accurately for identification and verification purposes.

    The Company's facial recognition software is based on technology developed by Professor Alex Pentland of the Massachusetts Institute of Technology. The Company licenses that technology through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that the proprietary software it has developed is integral to making these technologies commercially viable.

    The Company's facial recognition technologies are based on the premise that certain facial features tend to be associated with each other. For example, the combination of a thin nose and high forehead could constitute a face type. As a person is added to the database, his or her face types--known as ''eigenfaces''--are measured against the eigenfaces of the ''average'' face created by the software through its compilation of all the faces in the database. This average face appears as an androgynous image. The difference between the eigenfaces of the person being enrolled and the eigenfaces of the average face is depicted numerically and becomes a unique identifier. The Company's software calculates that numeric depiction, indexes the data and stores it in a computer database and allows for searches using the numeric identifier rather than facial images or other depictions. This numeric depiction requires less database space and a smaller amount of bandwidth for electronic communication than a visual image. The Company believes that these features significantly increase the speed and cost effectiveness of its products as compared to competing facial recognition technologies based on neural networks.

      The Company's facial recognition technologies are designed to compare one face to many faces stored in a database (identification) or to compare one face to a particular face stored in a database (verification). Verification is less complex than identification because only a single comparison is necessary, while identification requires many more comparisons.

      For identification searches, the computer constructs the numeric depiction of the person being enrolled and searches for the closest measurement of a face already in the database. The software performs a numeric table look-up and completes the search within seconds. The system then displays images of the persons in the database which most closely resemble the enrollee's image. The Company's software can also determine whether a face appears in the database more than once. This can be used to determine, for example, whether a person is applying for multiple driver's licenses or welfare benefits. This approach could also be used to identify an unknown person by comparing his or her photo image to those of individuals stored in databases. For verification searches, the software compares the target face to a particular facial image stored in the database to determine whether there is a match. Since eigenface measurements can be included in a smart card or on a barcode, a comparison of the facial data stored on an identification card with the actual face of the card holder can be used for verification purposes. This can be used to control access to both secure and public facilities, ATMs and networks and databases. Verification can also have applications for identity confirmation at the point of sale or service.

      Facial Recognition Products and Services. The Company has three facial recognition products which it is testing in pilot programs that have been generally available since the first quarter of 1997.

      . Viisage Quality Advisor. This software product enables the analysis of the quality of digital images in a database. Image quality can be measured against pass/fail criteria set by the customer to identify both substandard images and more systemic problems or patterns (e.g., that a large percentage of the images captured at a particular branch are defective).

      . Viisage Registry. This software product can be used to enable database search capabilities by enrolling faces in a database and searching the database to determine whether a face appears more than once. This search is used for one-to-many identifications.

      . Viisage Gallery. This software product is designed to perform one-to-one face verification at a point-of-sale or transaction device, such as an ATM. The Company has entered into a letter of intent with a major international bank for the use of the Viisage Gallery, as well as Viisage's Quality Advisor and Registry products, in one of its branches.

      The Company offers its facial recognition software products as enhancements to its digital identification systems. The Company also plans to offer its facial recognition software to customers using other providers' identification systems and to the users of such third party databases.

  Sales and Marketing

      The Company markets its products directly through its internal sales force, which consisted of seven individuals as of December 31, 1996. As it continues to increase its bid activity, the Company anticipates that it will increase the number of its sales and marketing personnel. In addition, the Company intends to ally strategically with prominent vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations' existing relationships, marketing resources and credibility in new markets.

      The Company's engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support entails traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for proposal activity, supporting the implementation process and providing post-implementation support.

      The Company's systems are generally provided to public sector customers through a formal bidding process. The Company's sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences and to establish and cultivate relationships in advance of any bid. Once a request for proposals is issued, a six-to-twelve month proposal and award process ensues, followed by (if the bid is successful) a six-to-twelve month implementation and installation phase. In the aggregate, the time needed for agencies to secure funding for systems, the request for proposal and bid process, the execution of actual contracts and the installation of a system can extend over several years. Further, customers may seek to modify the system either during or after the implementation of the system. While this long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, the Company believes that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

  (ii) and (xi) Product Development
                --------------------

      The Company has made research and development an important part of its operating discipline. In response to customer needs during 1993, 1994 an 1995, the Company developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products. Development costs that benefited specific projects were recorded as project costs and costs that did not benefit specific projects were recorded as research and development expenses. The Company has not capitalized any software development costs because costs incurred subsequent to achieving technological feasibility have not been material. The Company believes that the software and hardware products developed in prior periods will support its card-based identification system offerings for the foreseeable future. The Company's current development activities are focused on its facial recognition products and the further commercialization of its facial recognition technology. The Company continues its development activities in the area of platform engineering and, among other projects, is developing enhancements to the SensorMast as well as point-of-sale device prototypes. In addition to its own development efforts, the Company has benefited and expects to continue to benefit from research and development conducted by Lau Technologies for projects that are not related to Viisage and, through its license with Facia Reco, from certain research activities at the Massachusetts Institute of Technology. The Company also benefits from research and development activities conducted by the manufacturers of the components integrated into the Company's systems such as PC's, printers, etc.

      During the fiscal years ended December 31, 1994, 1995 and 1996 the Company spent $201,000, $1.1 million and $235,000, respectively, on research and development. Such amounts do not include amounts for specific projects that are allocated to project costs or the benefits from the other research and development activities referred to above.

  (iii) Manufacturing and Sources of Supply
        -----------------------------------

      Substantially all proprietary subsystems and assemblies are made to the Company's specifications by contract manufacturers, including Lau Technologies. Other non-proprietary system components, such as personal computers, printers and related components, are purchased from third-party vendors. The Company's manufacturing operations consist solely of integration and testing. Systems go through several levels of testing, including configuration to customer specifications, prior to installation. The Company generally purchases major contracted assemblies from single vendors to help ensure high quality, prompt delivery and low cost. The Company does, however, qualify second sources for most components, contracted assemblies and purchased subsystems, or at least identifies alternative sources of supply. The Company believes that the open architecture of its systems facilitates substitution of components or software when this becomes necessary or desirable. The Company has from time to time experienced delays as a result of the availability of component parts and assemblies, although the Company has never failed to meet a contractual requirement as a result of such delays. There can be no assurance that the Company will not experience such problems in the future.

  (iv) Patents, Trademarks and Licences
       --------------------------------

      The Company's business is substantially dependent on intellectual property which it licenses from Lau Technologies under an exclusive, perpetual, irrevocable, paid-up, royalty-free, worldwide license to use all of the technology relating to the Viisage Technology business except for controlling human entry through doorways, gates, turnstiles, or similar thresholds in and to buildings or facilities located on properties owned or controlled by the United States federal government, or any other national government, using apparatus at the entry point (''federal access control''). The Company is also dependent on technology it licenses from Facia Reco. This license is exclusive in the field that relates to de-duplicating or querying databases created, controlled and/or managed by the Company or its sublicensees and/or utilizing, directly or indirectly, personal identification cards but does not extend to federal access control. This license includes rights in that same field to Facia Reco's exclusive license of patented technology from the Massachusetts Institute of Technology (except for certain rights granted to sponsors of the Massachusetts Institute of Technology Media Lab and certain research rights). The Company's license agreement with Facia Reco terminates upon the expiration of the final patent covered under or through the license, and provides for a royalty of $350 per machine copy incorporating the licensed technology. Until the year 2002, a minimum annual royalty applies of, generally, $21,000 for the U.S. rights and a figure ranging from $21,000 to $42,000 for the non-U.S. rights.

      The Company protects its intellectual property as trade secrets and, where appropriate, uses trademarks or registers its products. In addition, Lau currently has several U.S. patent applications outstanding and has made copyright filings which relate to the Company's SensorMast, Visual Inspection System and proprietary software. Lau has filed foreign patent applications which correspond to three of these domestic applications. The Company's license agreement with Facia Reco includes the right to use and sublicense certain U.S. patents and registered copyrights for facial recognition systems which Facia Reco, licenses from the Massachusetts Institute of Technology and Intelligent Vision Systems, Inc. The Massachusetts Institute of Technology has applied to extend its patent rights to certain jurisdictions in Europe and in Singapore. At Lau's request and expense, MIT obtained a broadening patent which is licensed through Facia Reco.

      There can be no assurance that any of the U.S. or foreign patents applied for by Lau or the foreign patents applied for by the Massachusetts Institute of Technology will be issued or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Moreover, there can be no assurance that the Company's competitors would not be able to design around any such proprietary right or obtain rights that the Company would need to license or circumvent in order to practice under these patents and copyrights.

      Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights, the Company has in the past received a letter from an attorney on behalf of the holder of a patent on a system for scanning and encoding images from a personal identification card. The Company believes, based on the advice of its patent counsel, that none of its products infringe such patent. However, there can be no assurance that such patent holder will not initiate litigation with respect to this patent or allege additional claims.

  (v) Seasonality
      -----------

      The Company's operations are not seasonal since contracts are awarded and performed throughout the year.

  (vi) Working Capital Requirements
       ----------------------------

      The Company is generally required to fund the development and implementation of large digital identification system projects for public sector customers. Historically, the Company has utilized bank borrowings and project lease financing to meet these needs. There are no special requirements or customer terms that are expected to have a material adverse effect on the Company's working capital.

  (vii)  Customers and End Users
         -----------------------

      The following lists and categorizes the Company's customers and end users as of December 31, 1996:

  STATE DEPARTMENTS OF MOTOR VEHICLES           OTHER STATE AND LOCAL AGENCIES
  Arizona Department of Transportation          Auburn (Massachusetts) Police Department
  Massachusetts Registry of Motor Vehicles      Connecticut Department of Public Safety
  New Mexico Department of Taxation and         Connecticut Department of Social Services
    Revenue                                     Massachusetts Department of Transitional
  North Carolina Department of Transportation      Assistance
  Ohio Bureau of Motor Vehicles                 New York Department of Social Services *
  Wisconsin Department of Transportation        Ohio Department of Public Safety

  FEDERAL AGENCIES                               FOREIGN CONTRACTS

  U.S. Immigration and Naturalization Service *   Electoral Office of Jamaica*
                                                  First National Bank of Southern Africa,
                                                     Limited

   * By subcontract.

     Revenues from three customers (Ohio Bureau of Motor Vehicles, Arizona Department of Transportation and the Massachusetts Registry of Motor Vehicles) each accounted for over 10% and an aggregate of 85% of revenues of revenues in 1995. For 1996, two customers (New York Department of Social Services and North Carolina Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 50% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition.

  (viii) Backlog
        --------

     The Company measures backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. However, backlog is not necessarily indicative of future revenue. A substantial amount of the Company's backlog can be canceled at any time without penalty, except, in some cases, for the recovery of the Company's actual committed costs and profit on work performed through the date of cancellation. Any failure of the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

     The Company recognizes revenue on a percentage-of-completion basis. Revenue recognition may be delayed by the delivery of components, special software requirements of the customer, or by delays in integration with the customer's systems. At December 31, 1996, the Company's backlog was approximately $34 million, compared to approximately $30 million at December 31, 1995. Approximately 33% of the Company's backlog as of December 31, 1996, is expected to be earned during the current fiscal year.

  (ix) Government Contacts
       -------------------

     Government contracts are generally subject to termination for convenience or lack of appropriation at the election of the subject agency. At December 31, 1996, amounts subject to future negotiation are not material.

  (x) Competition
      -----------

     The market for the Company's products and services is extremely competitive and management expects this competition to intensify as the markets in which the Company's products and services are sold continue to develop.

     The Company faces competition in the identification systems market (for both digital and conventional systems) from technologically sophisticated companies, including Polaroid Corporation, Unisys Corporation, DataCard Corporation, and NBS Imaging Systems, Inc., all of which have substantially greater technical, financial, and marketing resources than the Company. In some cases, the Company may be competing with an entity which has a pre-existing relationship with a potential customer which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

     The Company believes that competition in the digital identification systems market is based primarily upon the following factors: systems and product performance; price; flexibility in terms of accommodating customer needs, architectures, platforms, systems and networks; and service support. The relative importance of each of these and other factors depends upon the specific customer and situation involved. Substantially all of the Company's sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules, which generally increases the importance of price as a competitive factor. The Company believes that its competitive strength lies primarily in its systems integration and software design capabilities, with additional strengths including system performance and proprietary technologies, system configuration flexibility, price, and relative ease of use.

     In the field of biometric identification technology, the Company competes with other facial recognition providers as well as other providers of biometric solutions. Fingerprint recognition solutions have a long history of use, particularly in law enforcement applications. Other current suppliers of facial recognition solutions are software development firms. The Company expects that as the market for biometric solutions develops, companies with significant resources and capabilities may enter the market and competition will intensify.

  (xi) Research and Development
       ------------------------

     See Product Development Section

  (xii) Environmental Protection Regulations
        ------------------------------------

     The Company believes that compliance by the Company with federal, state and local environmental regulations will not have a material adverse effect on its financial position or results of operations.

  (xiii) Employees
         ---------

     As of December 31, 1996, the Company had 47 employees. The Company from time-to-time supplements its employee forces with independent contractors. As of December 31, 1996, the Company had 28 such contractors. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good.

  (d) Financial Information about Foreign and Domestic Operations and Export
      ----------------------------------------------------------------------
  Sales
  ------

     The Company's foreign operations and export sales are currently not material.

Item 2. Properties
        ----------

        In February 1997, the Company moved to facilities located in Littleton, Massachusetts. The Company occupies approximately 23,000 square feet of space and has access to common areas under the terms of a Use and Occupancy Agreement with Lau Technologies through February 2002. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is available if such lease is not extended.

Item 3. Legal Proceedings
        ------------------
        On September 23, 1996, three minority shareholders of Lau Technologies filed suit against Lau Technologies, the Company and others in Superior Court in Berkshire County, Massachusetts, alleging that certain defendants breached the fiduciary duty owed the plaintiffs as shareholders of Lau Technologies. The plaintiffs requested, among other things, an injunction to delay the Company's public offering in an effort to obtain a direct, rather than an indirect, ownership interest in the Company. On October 4, 1996, the Superior Court denied plaintiffs' request for such relief, although plaintiffs' claims for unspecified money damages remain pending. Lau Technologies has agreed to indemnify and hold the Company harmless for any liabilities incurred by the Company as a result of judgments, settlements or litigation expenses arising out of this suit. Accordingly, the Company does not believe that the resolution of this matter would have a material adverse effect on its business, financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.



                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------------

        Information concerning the market and market price for the registrant's stock, $.001 par value, and dividend policy is included under the sections labeled "Common Stock Information" and "Dividend Policy" in the registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data
        -----------------------

        The information required under this item is included under the section labeled "Selected Financial Information" in the registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
          -------------

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
        -------------------------------------------

         The financial statements required under this item are included in the registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         ---------------------

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Director" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Compliance with Section 16(a)" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation
         ----------------------

         The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The information required under this item is incorporated herein by reference from the material contained under the caption "Security Ownership" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required under this item is incorporated herein by reference from the material contained under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

  (a), (d)   Financial Statements and Schedules
             ----------------------------------

       (1) The financial statements set forth in the list below are filed as part of this Report.

       (2) There are no financial statement schedules filed as part of this Report.

       (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of  Financial Statements and Schedules Referenced in this
             --------------------------------------------------------------
             Item 14
             -------

             Information incorporated by reference from Exhibit 13 filed herewith:

             Balance Sheets
             Statements of Operations
             Statements of Changes in Stockholders' Equity/Net Assets Statements of Cash Flows
             Notes to Financial Statements
             Report of Independent Public Accountants

         Financial Statement Schedules

         All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  (b)    Reports on Form 8-K
         -------------------

         During the quarter ended December 31, 1996, the Company was not required to file, and did not file, any Current Report on Form 8-K.

  (c)    Exhibits
         --------

         See Exhibit Index on page 18.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 1997.


                                        Viisage Technology, Inc.


                                By:      /s/ Robert C. Hughes
                                   ----------------------------------
                                           Robert C. Hughes
                                   President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997:



          Signature                                  Title
          ---------                                  -----

                 *
By:________________________________         Chairman of the Board of Directors
           Denis K. Berube

                 *
By:________________________________         President and Chief Executive Officer
          Robert C. Hughes                  (Principal Executive Officer)

                 *
By:________________________________         Vice President, Chief Financial Officer and Treasurer
         William A. Marshall                (Principal Financial and Accounting Officer)

                 *
By:________________________________         Secretary and Director
         Charles J. Johnson

                 *
By:________________________________         Director
       Harriet Mouchly-Weiss

                 *
By:________________________________         Director
         Peter Nessen

                 *
By:_______________________________          Director
          Thomas J. Reilly

                 *
*By: /s/  Robert C. Hughes
    ______________________________
          Robert C. Hughes
          Attorney-in-fact


                                 EXHIBIT INDEX
EXHIBIT                                                                     PAGE
-------                                                                     ----
  NO.                             DESCRIPTION                                NO
 ---                              -----------                                --

2.1* Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Registrant and Lau Technologies.

3.1*    Restated  Certificate of Incorporation of the Registrant.

3.2*    By-Laws of the Registrant.

4.1*    Specimen certificates for shares of the Registrant's Common
        Stock.

10.1* Amended and Restated License Agreement, dated as of August 20, 1996, between the Registrant and Lau Technologies.

10.2*   Form of Administration and Services Agreement between the
        Registrant and Lau Technologies.

10.3* Form of Use and Occupancy Agreement between the Registrant and Lau Technologies.

10.4* License Agreement, dated as of August 20, 1996, between the Registrant and Facia Reco Associates, Limited Partnership.

10.5* Employment Agreement, dated as of February 1, 1996, between the Registrant and Robert C. Hughes.

10.6* Employment Agreement, dated as of February 1, 1996, between the Registrant and William A. Marshall.

10.7* Employment Agreement, dated as of July 1, 1996, between the Registrant and Yona Wieder.

10.8*   1996 Management Stock Option Plan.

10.9*   1996 Director Stock Option Plan.

10.10*  Form of Option Agreement for the 1996 Management Stock
        Option Plan.

10.11*  Form of Option Agreement for the 1996 Director Stock Option
        Plan.

10.12** Revolving Credit Facility between the Registrant and State
        Street Bank and Trust Company, dated November 22, 1996.

10.13*  Contract between the Registrant and the North Carolina
        Department of Transportation, dated as of  April 26, 1996.

10.14*  Purchase Agreement (Project Finance Facility) between the
        Registrant and Sanwa Business Credit Corporation, dated as of September 12, 1996.

                                 EXHIBIT INDEX
EXHIBIT                                                                     PAGE
-------                                                                     ----
  NO.                             DESCRIPTION                                NO
 ---                              -----------                                --

13 Annual Report to Shareholders for the year ended December 31, 1996 (only those portions incorporated herein by reference).

23      Consent of Arthur Andersen LLP.

24.1    Power of Attorney.

27.1    Financial Data Schedule.


* Filed as an exhibit to the registrant's Form S-1 Registration Statement dated November 8, 1996 (File No. 333-10649)
** Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 (File No. 000-21559)