Form 10-Q
period 1997-03-30
VIISAGE TECHNOLOGY INC
filed 1997-05-08
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 1997.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559





                            VIISAGE TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     04-3320515
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


     30 Porter Road, Littleton, MA                      01460
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (508)-952-2200
                                                      --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    [X] Yes    [ ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at April 30, 1997
-------------------------------                -----------------------------
(Common stock, $.001 par value)                           8,055,000

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX



                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Balance Sheets as of March 30, 1997 and December 31, 1996..    1

     Condensed Statements of Operations for the three months
     ended March 30, 1997 and March 31, 1996..............................    2

     Condensed Statements of Cash Flows for the three months
     ended March 30, 1997 and March 31, 1996..............................    3

     Notes to Condensed Financial Statements..............................    4

  Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................    5

PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings.............................................    8

  Item 6 -  Exhibits and Reports on Form 8-K..............................    8

SIGNATURES................................................................    9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           VIISAGE TECHNOLOGY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     MARCH 30,   DECEMBER 31,
                                                       1997          1996
                                                    -----------  ------------
                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                      $     6,476  $     11,073
     Accounts receivable                                  1,693         1,499
     Costs and estimated earnings in excess
       of billings                                       22,132        16,445
     Other current assets                                   402           338
                                                    -----------  ------------
               Total current assets                      30,703        29,355
Property and equipment, net                               5,926         5,857
Other assets                                                903           907
                                                    -----------  ------------
                                                    $    37,532  $     36,119
                                                    ===========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses          $     7,557  $      7,288
     Accrued and deferred income taxes                      492           190
     Obligations under capital leases                     1,421         1,201
                                                    -----------  ------------
               Total current liabilities                  9,470         8,679

Obligations under capital leases                          4,473         4,420
                                                    -----------  ------------
                                                         13,943        13,099

Shareholders' equity                                     23,589        23,020
                                                    -----------  ------------
                                                    $    37,532  $     36,119
                                                    ===========  ============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                             -----------------------------
                                             MARCH 30,           MARCH 31,
                                               1997                1996
                                             ---------           ---------
Revenues                                        $7,178              $5,737
Project Costs                                    5,149               4,711
                                             ---------           ---------
     Project margin                              2,029               1,026
                                             ---------           ---------

Operating expenses:
     Sales and marketing                           572                 356
     Research and development                       35                  85
     General and administrative                    484                 392
                                             ---------           ---------
             Total operating expenses            1,091                 833
                                             ---------           ---------

Operating income                                   938                 193
Interest income (expense), net                       6                (187)
                                             ---------           ---------
Income before income taxes                         944                   6
Income taxes                                       375                  --
                                             ---------           ---------
Net income                                      $  569              $    6
                                             =========           =========

Net income per share                            $ 0.07              $  Nil
                                             =========           =========
Weighted average common and equivalent
 shares                                          8,666               6,225
                                             =========           =========


The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                           -----------------------------
                                                           MARCH 30,           MARCH 31,
                                                             1997                1996
                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $     569           $       6
Adjustments to reconcile net income to net cash
   (used) by operating activities:
       Depreciation and amortization                             344                   8
       Stock compensation expense                                ---                  37
       Changes in operating assets and liabilities:
             Accounts receivable                                (194)             (1,901)
             Costs and estimated earnings in excess
               of billings                                    (5,687)               (327)
             Other current assets                                (64)                 (9)
             Accounts payable and accrued expenses               441                 806
             Accrued and deferred taxes                          302                 ---
                                                           ---------           ---------
                 Net cash (used) by operating activities      (4,289)             (1,380)
                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contract equipment converted to capital leases      (300)                ---
Additions to property and equipment                             (113)                (19)
Other assets                                                       4                 ---
                                                           ---------           ---------
                Net cash (used) by investing activities         (409)                (19)
                                                           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net revolving credit borrowings                                  ---               1,740
Proceeds from sale/leaseback of equipment                        300                 ---
Principal payments on obligations under capital leases          (199)               (128)
Net transactions with parent                                     ---                (213)
                                                           ---------           ---------
                Net cash provided by financing activities        101               1,399
                                                           ---------           ---------
Decrease in cash and cash equivalents                         (4,597)                ---
Cash and cash equivalents, beginning of period                11,073                 ---
                                                           ---------           ---------
Cash and cash equivalents, end of period                   $   6,476           $     ---
                                                           =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                   $      71           $     187
                                                           =========           =========
Cash paid during the period for income taxes               $      73           $     ---
                                                           =========           =========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Basis of Presentation

      The financial information included herein is unaudited, however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's 1996 Form 10-K.

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

      The results of operations for the period ended March 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

      The condensed balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

      Approximately $172,000 of accrued capital lease interest was transferred from accounts payable and accrued expenses to obligations under capital leases during the first quarter of 1997.

Note 2.  Income Taxes

      The Company's operations prior to November 6, 1996 were included in the income tax returns of Lau Acquisition Corp. d/b/a Lau Technologies, an S corporation. Income tax allocations for periods prior to November 6, 1996 have been calculated as if the Company were filing separate income tax returns taking into consideration that operating losses and tax credits have been utilized by the shareholders of Lau Technologies.

Note 3.  Net Income Per Share

      Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. For 1997, this number is comprised of 8,055,000 shares of common stock and 611,000 shares related to common equivalents. For 1996, this number is comprised of 5,680,000 shares of common stock and 545,000 shares related to common equivalents. Pursuant to certain requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the 12 months prior to the initial public offering on November 8, 1996 (using the treasury stock method) have been included in the calculation of weighted average shares for 1996.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, net income per share would not be materially different from the amounts presented.

                            VIISAGE TECHNOLOGY, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and risk factors contained in the Company's 1996 Form 10-K.

      The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors That May Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-Q.

Overview
--------

      Viisage develops and implements turnkey digital identification systems and solutions intended to deter fraud, reduce customers' identification program costs and improve security. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products and other best-in-class products to create complete customized solutions. Viisage's products are currently operating at over 450 locations. Applications can include systems and cards for national ID's, driver's licenses, social services, voter registration, law enforcement, corrections, healthcare, financial services, retail and access control Viisage is also commercializing patented facial recognition technology for the real-time identification and verification of individuals.

      Viisage provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the three months ended March 30, 1997, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 55% of revenues for the period.

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

Results of Operations
---------------------

Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 25% to $7.2 million for the quarter ended March 30, 1997 from $5.7 million for the comparable period in 1996. This increase was due to an increase in the number of contracts being performed during the 1997 period.

Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 72% for the quarter ended March 30, 1997 from 82% for the comparable period in 1996. This decrease reflects cost savings on design, development and implementation activities resulting from the Company's increased experience with and resources for digital identification solutions. Project margin increased 98% to $2.0 million (28% of revenues) for the quarter ended March 30, 1997 from $1.0 million (18% of revenues) for the comparable period in 1996. This increase reflects the increases in revenues and cost savings discussed above. The Company believes it could experience further improvements in project margin from project cost savings and improved pricing. However, there can be no assurance that such improvements will be achieved.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses increased 61% to $572,000 for the quarter ended March 30, 1997 from $356,000 for the comparable period in 1996. This increase principally reflects an increase in proposal activity and the addition of marketing personnel during the second half of 1996 and early 1997. As a percentage of revenues, sales and marketing expenses increased to 8% for 1997 from 6% for 1996 due to such expenses increasing at a greater rate than revenues during 1997. The Company anticipates that it will continue to make significant expenditures for sales and marketing as it adds resources and initiates operations in additional markets.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 59% to $35,000 for the quarter ended March 30, 1997 from $85,000 for the comparable period in 1996. Expenditures for 1997 and 1996 relate primarily to the Company's facial recognition products and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to Viisage.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees. General and administrative expenses increased 23% to $484,000 for the quarter ended March 30, 1997 from $392,000 for the comparable period in 1996. This increase was due primarily to the growth in the Company's business and increased administrative costs associated with being a public company. As a percentage of revenues, general and administrative expenses remained constant at 7%.

Interest Income (Expense), Net. The increase in net interest income to $6,000 for the quarter ended March 30, 1997 from net interest expense of $187,000 for the comparable period in 1996 principally reflects interest earned on cash equivalents during the first quarter of 1997 as well as the reduced level of borrowings during the 1997 period.

Income Taxes. The provision for income taxes for the first quarter of 1997 reflects the Company's anticipated 1997 tax rate of approximately 40%. The Company's operations for the 1996 period were included in the income tax returns of Lau Technologies, an S corporation, and taxed at the lower S corporation rate.

Liquidity and Capital Resources
-------------------------------

      At March 30, 1997, working capital was $21.2 million compared to $20.7 million at December 31, 1996. The increase in working capital was due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings, net of the decrease in cash and cash equivalents and the increase in accounts payable and accrued expenses.

      For the three months ended March 30, 1997, operating and investing activities utilized cash of approximately $4.3 million and $409,000, respectively, principally to fund the working capital increases discussed above and the increase in project assets. Financing was primarily provided by available cash.

      The Company has a revolving line of credit with a commercial bank that provides for unsecured borrowings of up to $10.0 million through June 1998 at prime rate or other LIBOR-based options. This agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $15.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to the systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At March 30, 1997, the Company had $10.0 million available under the revolving line of credit and approximately $10.7 million available under the project lease financing arrangement.

      The Company believes that cash flow from operations, available borrowings and project leasing, will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next 12 months. There can be no assurance, however, that additional financing, if needed, will be available on favorable terms or at all. If the Company is unable to obtain additional capital, if needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

Accounting Pronouncement
------------------------

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, net income per share would not be materially different from the amounts presented.

Certain Factors That May Affect Future Results
----------------------------------------------

        The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, among other things, potential fluctuations in quarterly results, the size and timing of award and performance on contracts, dependence on large contracts and a limited number of customers, lengthy sales and implementation cycles, changes in management estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers.

                            VIISAGE TECHNOLOGY, INC.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      On September 23, 1996, three minority shareholders of Lau Technologies filed suit against Lau Technologies, the Company and others in Superior Court in Berkshire County, Massachusetts, alleging that certain defendants breached the fiduciary duty owed the plaintiffs as shareholders of Lau Technologies. In April 1997, the plaintiffs agreed to dismiss all of their claims against the defendants. The Company incurred no liability to the plaintiffs in connection with this matter and all the defendants' litigation expenses have been or will be paid for by Lau Technologies.



Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits
          27  Financial Data Schedule


      (b) Reports on Form 8-K
           None

                            VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VIISAGE TECHNOLOGY, INC.


Date:  May 8, 1997            By:   /s/ Robert C. Hughes
                                    --------------------------
                                    Robert C. Hughes
                                    President and Chief Executive Officer



                              By:   /s/ William A. Marshall
                                    ----------------------------
                                    William A. Marshall
                                    Chief Financial Officer