Form 10-Q
period 1997-06-29
VIISAGE TECHNOLOGY INC
filed 1997-08-08
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 1997.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559





                           VIISAGE TECHNOLOGY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                  04-3320515
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

30 Porter Road, Littleton, MA                             01460
----------------------------------------                  --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (508)-952-2200
                                                          --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes    [_]No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                    Class                  Outstanding at July 31, 1997
      ---------------------------------    ----------------------------

       (Common stock, $.001 par value)              8,055,000

                            VIISAGE TECHNOLOGY, INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1 -  Financial Statements

            Condensed Balance Sheets as of June 29, 1997 and December 31, 1996............1

            Condensed Statements of Operations for the three months and six months ended June 29, 1997 and June 30, 1996.........................................2

            Condensed Statements of Cash Flows for the six months
            ended June 29, 1997 and June 30, 1996 ........................................3
            Notes to Condensed Financial Statements.......................................4

  Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................6


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings ............................................................9

  Item 4 -  Submission of Matters to a Vote of Security Holders ..........................9

  Item 6 -  Exhibits and Reports on Form 8-K .............................................9


SIGNATURES ..............................................................................10

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements




                            VIISAGE TECHNOLOGY, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                              June 29,                 December 31,
                                                                                1997                      1996
                                                                             -----------               ------------
                                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                               $    2,487                 $  11,073
     Accounts receivable                                                          2,671                     1,499
     Costs and estimated earnings in excess of billings                          27,164                    16,445
     Other current assets                                                           443                       338
                                                                             -----------                ----------
             Total current assets                                                32,765                    29,355
Property and equipment, net                                                       7,315                     5,857
Other assets                                                                        829                       907
                                                                             -----------                ----------
                                                                             $   40,909                 $  36,119
                                                                             ===========                ==========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                   $    8,539                 $   7,288
     Accrued and deferred income taxes                                              906                       190
     Obligations under capital leases                                             1,638                     1,201
                                                                             -----------                ----------
             Total current liabilities                                           11,083                     8,679
Obligations under capital leases                                                  5,547                     4,420
                                                                             -----------                ----------
                                                                                 16,630                    13,099
Shareholders' equity                                                             24,279                    23,020
                                                                             -----------                ----------
                                                                             $   40,909                 $  36,119
                                                                             ===========                ==========

The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended                          Six Months Ended
                                                           ------------------                          ----------------
                                                      June 29,             June 30,              June 29,              June 30,
                                                        1997                 1996                  1997                  1996
                                                     ----------           ----------            ----------            ----------
Revenues                                              $  8,554             $  6,133              $ 15,732              $ 11,870
Project Costs                                            6,080                4,942                11,229                 9,653
                                                     ----------           ----------            ----------            ----------
          Project Margin                                 2,474                1,191                 4,503                 2,217
                                                     ----------           ----------            ----------            ----------
Operating expenses:
          Sales & marketing                                679                  379                 1,251                   735
          Research & development                            16                   43                    51                   128
          General & administrative                         580                  498                 1,064                   890
                                                     ----------           ----------            ----------            ----------
                  Total operating expenses               1,275                  920                 2,366                 1,753
                                                     ----------           ----------            ----------            ----------
Operating income                                         1,199                  271                 2,137                   464
Interest expense, net                                       48                  200                    42                   387
                                                     ----------           ----------            ----------            ----------
Income before income taxes                               1,151                   71                 2,095                    77
Income taxes                                               461                    3                   836                     3
                                                     ----------           ----------            ----------            ----------
Net income                                            $    690             $     68              $  1,259              $     74
                                                     ==========           ==========            ==========            ==========

Net income per share                                  $   0.08             $   0.01              $   0.15              $   0.01
                                                     ==========           ==========            ==========            ==========

Weighted average common and equivalent shares            8,670                6,225                 8,668                 6,225
                                                     ==========           ==========            ==========            ==========

The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                      ----------------
                                                                                 June 29,          June 30,
                                                                                   1997              1996
                                                                                ---------         ---------
Cash flows from operating activities:
Net income                                                                      $  1,259           $    74
Adjustments to reconcile net income to net cash
   (used) by operating activities:
          Depreciation and amortization                                              829               228
          Stock compensation expense                                                   -                92
          Changes in operating assets and liabilities
                  Accounts receivable                                             (1,172)           (1,943)
                  Costs and estimated earnings in excess of billings             (10,719)           (1,928)
                  Other current assets                                              (105)               (4)
                  Accounts payable and accrued expenses                            1,423             2,189
                  Accrued and deferred taxes                                         716                 -
                                                                               ----------         ---------
                           Net cash (used) by operating activities                (7,769)           (1,292)
                                                                               ----------         ---------

Cash flows from investing activities:
Purchase of contract equipment converted to capital leases                        (2,005)                -
Additions to property and equipment                                                 (282)              (27)
Other assets                                                                          78                 -
                                                                               ----------         ---------
                           Net cash (used) by investing activities                (2,209)              (27)
                                                                               ----------         ---------

Cash flows from financing activities:
Net revolving credit borrowings                                                        -             2,153
Proceeds from sale/leaseback of equipment                                          2,005                 -
Principal payments on obligations under capital leases                              (613)             (247)
Net transactions with parent                                                           -              (587)
                                                                               ----------         ---------
                           Net cash provided by financing activities               1,392             1,319
                                                                               ----------         ---------

Decrease in cash and cash equivalents                                             (8,586)                -
Cash and cash equivalents, beginning of period                                    11,073                 -
                                                                               ----------         ---------
Cash and cash equivalents,end of period                                         $  2,487           $     -
                                                                               ==========         =========

Supplemental cash flow information:
Cash paid during the period for interest                                        $    134           $   387
Cash paid during the period for income taxes                                    $    120           $     -


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

          The results of operations for the periods ended June 29, 1997 are not necessarily indicative of the operating results to be expected for the full year.

          The condensed balance sheet as of December 31, 1996 and the condensed statements of operations and cash flows for the six months ended June 30, 1996 have been derived from the audited financial statements for those dates.

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

Note 3.   Net Income Per Share

          Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended June 29, 1997, this number is comprised of 8,055,000 shares of common stock and 615,000 shares related to common equivalents. For the six months ended June 29, 1997, this number is comprised of 8,055,000 shares of common stock and 613,000 shares related to common equivalents. For all 1996 periods, this number is comprised of 5,680,000 shares of common stock and 545,000 shares related to common equivalents. Pursuant to certain requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the 12 months prior to the initial public offering on November 8, 1996 (using the treasury stock method) have been included in the calculation of weighted average shares for 1996.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, basic net income per share would have been $0.09 and $0.16 per share for the three and six month periods ended June 29, 1997, respectively and diluted net income per share would have been the same as the reported amounts.

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

Overview
--------

          Viisage develops and implements turnkey digital identification systems and solutions intended to deter fraud, improve security and reduce customers' identification program costs. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products and other best-in-class products to create complete customized solutions. Viisage's products are currently operating at more than 700 locations. Applications can include systems and cards for national ID's, driver's licenses, social services, voter registration, law enforcement, corrections, healthcare, financial services, retail and access control. Viisage is also commercializing patented facial recognition technology for the real-time identification and verification of individuals.

          Viisage provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the six months ended June 29, 1997, four customers each accounted for more than 10% of the Company's revenues and an aggregate of 68% of revenues for the period.

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

Results of Operations
---------------------

Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 39% to $8.5 million for the quarter ended June 29, 1997 from $6.1 million for the comparable period in 1996. For the six months ended June 29, 1997, revenues increased 33% to $15.7 million from $11.9 million for the same period in 1996. These increases are due to an increase in the number of contracts being performed during the 1997 period.

Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 71% for the quarter and six months ended June 29, 1997 from 81% for the comparable periods in 1996. These decreases reflect cost savings on design, development and implementation activities resulting from the Company's increased experience with and resources for digital identification solutions. Project margin increased 108% to $2.5 million (29% of revenues) for the quarter ended June 29, 1997 from $1.2 million (19% of revenues) for the comparable period in 1996. For the six months ended
June 29, 1997, project margin increased 103% to $4.5 million (29% of revenues) from $2.2 million (19% of revenues) for the same period in 1996. These increases reflect the increases in revenues and cost savings discussed above. The Company believes it could experience further improvements in project margin from project cost savings and improved pricing. However, there can be no assurance that such improvements will be achieved.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses increased 79% to $679,000 for the quarter ended June 29, 1997 from $379,000 for the comparable period in 1996. For the six months ended June 29, 1997, sales and marketing expenses increased 70% to $1.3 million from $735,000 for the same period in 1996. These increases principally reflect an increase in proposal activity and the addition of marketing personnel during the second half of 1996 and in 1997. As a percentage of revenues, sales and marketing expenses increased to 8% for the 1997 periods from 6% for the 1996 periods due to such expenses increasing at a greater rate than revenues during 1997. The Company anticipates that it will continue to make significant expenditures for sales and marketing as it adds resources and initiates operations in additional markets.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 63% to $16,000 for the quarter ended June 29, 1997 from $43,000 for the comparable period in 1996. For the six months ended June 29, 1997, research and development expenses decreased 60% to $51,000 from $128,000 for the same period in 1996. Expenditures for 1997 and 1996 relate primarily to the Company's facial recognition products and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to Viisage.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel, outside professional fees and, in 1997, public company expenses. General and administrative expenses increased 16% to $580,000 for the quarter ended June 29, 1997 from $498,000 for the comparable period in 1996. For the six months ended June 29, 1997, general and administrative expenses increased 20% to $1.1 million from $890,000 for the same period in 1996. These increases were due primarily to the growth in the Company's business and increased administrative costs associated with being a public company. As a percentage of revenues, general and administrative expenses decreased to 7% for the quarter ended June 29, 1997 from 8% for the comparable period in 1996 and remained constant at 7% for the six month periods.

Interest Expense, Net. The decreases in net interest expense to $48,000 for the quarter ended June 29, 1997 from $200,000 for the comparable period in 1996 and to $42,000 for the six months ended June 29, 1997 from $387,000 for the 1996 period principally reflect interest earned on cash equivalents during the 1997 periods as well as the reduced level of borrowings during the 1997 periods.

Income Taxes. The provision for income taxes for the 1997 periods reflects the Company's anticipated 1997 tax rate of approximately 40%. The Company's operations for the 1996 periods were included in the income tax returns of Lau Technologies, an S corporation, and taxed at the lower S corporation rate.

Liquidity and Capital Resources
-------------------------------

          At June 29, 1997, working capital was $21.7 million compared to $20.7 million at December 31, 1996. The increase in working capital was due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings, net of the decrease in cash and cash equivalents and the increase in accounts payable and accrued expenses.

          For the six months ended June 29, 1997, operating and investing activities utilized cash of approximately $7.8 million and $2.2 million, respectively, principally to fund the working capital increases discussed above and the increase in project assets. Financing was primarily provided by available cash and funding from the project lease financing arrangement.

          The Company has a revolving line of credit with a commercial bank that provides for unsecured borrowings of up to $10.0 million through June 1998 at prime rate or other LIBOR-based options. This agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $25.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to the systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At June 29, 1997, the Company had $10.0 million available under the revolving line of credit and approximately $19.0 million available under the project lease financing arrangement.

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

Accounting Pronouncement
------------------------

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, basic net income per share would have been $0.09 and $0.16 per share for the quarter and six months ended June 29, 1997, respectively, compared to the reported amounts of $0.08 and $0.15 per share, respectively. Diluted net income per share would have been the same as the reported amounts.

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

Item 4 - Submission of Matters to a Vote of Security Holders

          Chairman of the Board of Directors, Denis K. Berube, was elected to a three-year term, an amendment to the 1996 Director Stock Option Plan was approved to increase the number of shares reserved for issuance from 81,650 to 156,650 and the Company's selection of independent public accountants was ratified at the Annual Meeting of the Shareholders held on May 21, 1997. A total of 7,273,776 shares out of the total outstanding shares of 8,055,000 voted at the Annual Meeting. The vote to elect Denis K. Berube was 7,273,276 for and 500 withheld, the vote to approve the amendment to the 1996 Director Stock Option Plan was 6,818,444 for, 453,482 against and 1,850 abstained, and the vote to ratify the Company's selection of independent public accountants was 7,273,376 for and 400 abstained.

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




                                    VIISAGE TECHNOLOGY, INC.


Date:     August 8, 1997            By:   /s/ Robert C. Hughes
                                          -------------------------
                                          Robert C. Hughes
                                          President and Chief Executive Officer



                                    By:   /s/ William A. Marshall
                                          -------------------------
                                          William A. Marshall
                                          Chief Financial Officer