Form 10-Q
period 1997-09-28
VIISAGE TECHNOLOGY INC
filed 1997-11-12
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 1997.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559




                           VIISAGE TECHNOLOGY, INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                               04-3320515
---------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

30 Porter Road, Littleton, MA                          01460
----------------------------------------               -----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (508)-952-2200
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
     [X] Yes    [_]  No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at October 31, 1997
-------------------------------------        -------------------------------
   (Common stock, $.001 par value)                      8,065,732

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Condensed Balance Sheets as of September 28, 1997 and December 31, 1996.............1

             Condensed Statements of Operations for the three months and nine months ended September 28, 1997 and September 29, 1996.....................................2

             Condensed Statements of Cash Flows for the nine months
             ended September 28, 1997 and September 29, 1996.....................................3

             Notes to Condensed Financial Statements.............................................4

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................6

PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders.................................10

    Item 6 - Exhibits and Reports on Form 8-K....................................................10

SIGNATURES.......................................................................................11

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                           VIISAGE TECHNOLOGY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  SEPTEMBER 28,       DECEMBER 31,
                                                                       1997               1996
                                                                 ------------        -----------
                                                                  (UNAUDITED)
ASSETS
Current assets:
          Cash and cash equivalents                                   $   995             $11,073
          Accounts receivable                                           2,656               1,499
          Costs and estimated earnings in
          excess of billings                                           30,411              16,445
          Other current assets                                            524                 338
                                                                    ---------            --------
          Total current assets                                         34,586              29,355
Property and equipment, net                                             9,094               5,857
Other assets                                                              769                 907
                                                                    ---------            --------
                                                                      $44,449             $36,119
                                                                    =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

          Accounts payable and accrued expenses                       $ 9,887             $ 7,288
          Accrued and deferred income taxes                               907                 190
          Obligations under capital leases                              2,168               1,201
                                                                    ---------            --------
          Total current liabilities                                    12,962               8,679
Obligations under capital leases                                        7,022               4,420
                                                                    ---------            --------
                                                                       19,984              13,099
Shareholders' equity                                                   24,465              23,020
                                                                    ---------            --------
                                                                      $44,449             $36,119
                                                                    =========            ========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 ------------------                      ------------------

                                                          SEPTEMBER 28,       SEPTEMBER 29,       SEPTEMBER 28,       SEPTEMBER 29,
                                                             1997                1996                1997                1996
                                                          ------------        ------------        ------------        ------------
Revenues                                                  $      6,026        $      6,258        $     21,758        $     18,128
Project Costs                                                    4,418               4,716              15,647              14,369
                                                          ------------        ------------        ------------        ------------
         Project Margin                                          1,608               1,542               6,111               3,759
                                                          ------------        ------------        ------------        ------------
Operating expenses:
         Sales & marketing                                         726                 500               1,977               1,235
         Research & development                                     55                  72                 106                 200
         General & administrative                                  539                 463               1,603               1,353
                                                          ------------        ------------        ------------        ------------
                   Total operating expenses                      1,320               1,035               3,686               2,788
                                                          ------------        ------------        ------------        ------------
Operating income                                                   288                 507               2,425                 971
Interest expense, net                                              110                 211                 152                 598
                                                          ------------        ------------        ------------        ------------
Income before income taxes                                         178                 296               2,273                 373
Income taxes                                                        71                  11                 907                  14
                                                          ------------        ------------        ------------        ------------
Net income                                                $        107        $        285        $      1,366        $        359
                                                          ============        ============        ============        ============
Net income per share                                      $       0.01        $       0.05        $       0.16        $       0.06
                                                          ============        ============        ============        ============
Weighted average common and equivalent shares                    8,719               6,225               8,685               6,225
                                                          ============        ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                 -----------------
                                                                                          SEPTEMBER 28,     SEPTEMBER 29,
                                                                                              1997              1997
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  1,366         $   359
Adjustments to reconcile net income to net cash
    (used) by operating activities:
        Depreciation and amortization                                                          1,349             385
        Stock compensation expense                                                                 -             147
        Changes in operating assets and liabilities
               Accounts receivable                                                            (1,157)           (485)
               Costs and estimated earnings in
               excess of billings                                                            (13,966)         (4,568)
               Other current assets                                                             (186)            (20)
               Accounts payable and accrued expenses                                           2,829           3,794
               Accrued and deferred taxes                                                        717               -
                                                                                          -------------     ------------
                    Net cash (used) by operating activities                                   (9,048)           (388)
                                                                                          -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contract equipment converted to capital leases                                    (4,195)         (2,140)
Additions to property and equipment                                                             (391)           (126)
Other assets                                                                                     138            (130)
                                                                                          -------------     ------------
                    Net cash (used) by investing activities                                   (4,448)         (2,396)
                                                                                          -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net revolving credit borrowings                                                                    -           2,144
Proceeds from sale/leaseback of equipment                                                      4,195           2,140
Principal payments on obligations under capital leases                                          (856)           (371)
Issuance of common stock                                                                          79               -
Net transactions with parent                                                                       -          (1,129)
                                                                                          -------------     ------------
                    Net cash provided by financing activities                                  3,418           2,784
                                                                                          -------------     ------------

Decrease in cash and cash equilvalents                                                       (10,078)              -
Cash and cash equivalents, beginning of period                                                11,073               -
                                                                                          -------------     ------------
Cash and cash equivalents, end of period                                                    $    995         $     -
                                                                                          =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest                                                    $    329         $   632
Cash paid during the period for income taxes                                                $    143         $     -

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

          The results of operations for the periods ended September 28, 1997 are not necessarily indicative of the operating results to be expected for the full year.

          The condensed balance sheet as of December 31, 1996 has been derived from the audited financial statements for that date.

          Approximately $230,000 of accrued capital lease interest has been transferred from accounts payable and accrued expenses to obligations under capital leases during 1997.

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

Note 3.   Net Income Per Share

          Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended September 28, 1997, this number is comprised of 8,066,000 shares of common stock and 653,000 shares related to common equivalents. For the nine months ended September 28, 1997, this number is comprised of 8,059,000 shares of common stock and 626,000 shares related to common equivalents. For all 1996 periods, this number is comprised of 5,680,000 shares of common stock and 545,000 shares related to common equivalents. Pursuant to certain requirements of the Securities and Exchange Commission, common and common equivalent shares issued during the 12 months prior to the initial public offering on November 8, 1996 (using the treasury stock method) have been included in the calculation of weighted average shares for 1996.

          Effective in July 1997, Viisage increased the number of shares available under the 1996 Management Stock Option Plan from 1,356,100 shares to 2,057,100 shares. During the third quarter of 1997 options for an additional 266,000 shares were issued at the market price on the date of grant ($13 per share) and options for 10,732 shares were exercised at $2.96 per share. The Company also established the Viisage

Technology, Inc. 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, basic net income per share would have been $0.01 and $0.17 per share for the three and nine month periods ended September 28, 1997, respectively, and diluted net income per share would have been the same as the reported amounts.

Note 4.   Transaction with Unisys Corporation

          On October 8, 1997, Viisage completed a System Sale, License, and Subcontract Agreement (the "Agreement") with Unisys Corporation ("Unisys"). Under the Agreement, Viisage purchased and licensed certain assets from Unisys and agreed to perform certain services as Unisys' subcontractor relating to a digital imaging system for the Florida Department of Highway Safety and Motor Vehicles ("DHSMV"). The Agreement also provides for Unisys to support Viisage's efforts in pursuing other opportunities for biometric applications, including Viisage's facial recognition products, for DHSMV and other Florida state agencies, for Viisage to act as Unisys' primary business partner for such projects and procurements for Florida state agencies, and for Unisys to provide marketing and lobbying support in Florida. The parties also agreed to work together to develop opportunities for biometric applications in the public sector marketplace throughout the United States and Canada.

          In consideration of the above-described transaction, Viisage agreed to pay $4 million, consisting of $3.7 million paid on September 30, 1997 and three payments of $100,000 each, to be made on December 16, 1997, December 16, 1998, and October 1, 2000. In addition, Viisage agreed to contingent additional payments of up to $754,000 depending largely on Viisage's revenues from Florida state agencies. The purchase price was based upon Viisage's determination of the value of the assets, license, subcontract, teaming and non-competition provisions, and other business opportunities and will be recorded using the purchase method of accounting. The terms of the Agreement were determined by arms' length negotiation between the parties.

          The funds for this transaction were initially drawn from Viisage's line of credit facility and converted to a seven year term facility on October 31, 1997. The term facility for $3.8 million is unsecured and requires monthly payments with interest at 8.1% through October 2004.

Note 5.   Amended and Restated Credit Agreement

          The Company executed an amended and restated credit agreement with a commercial bank as of October 31, 1997. The principal changes to the Company's existing agreement were to extend the maturity of the revolving credit agreement to June 1999, provide the $3.8 million term facility discussed above and provide an additional four year term facility of up to $2 million, available through June 1998, to fund various projects.

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

          Viisage provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the nine months ended September 28, 1997, four customers each accounted for more than 10% of the Company's revenues and an aggregate of 72% of revenues for the period.

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

Results of Operations
---------------------

Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues decreased 4% to $6.0 million for the quarter ended September 28, 1997 from $6.2 million for the comparable period in 1996. This decrease was primarily due to delays in the procurement process for certain projects that often accompany large public sector capital expenditures. For the nine months ended September 28, 1997, revenues increased 20% to $21.8 million from $18.1 million for the same period in 1996. This increase is due to an increase in the number of contracts being performed during the 1997 period.

Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 73% and 72% for the quarter and nine months ended September 28, 1997, respectively, from 75% and 79% for the comparable periods in 1996. These decreases reflect cost savings on design, development and implementation activities resulting from the Company's increased experience with and resources for digital identification solutions. Project margin increased 4% to $1.6 million (27% of revenues) for the quarter ended September 28, 1997 from $1.5 million (25% of revenues) for the comparable period in 1996. For the nine months ended September 28, 1997, project margin increased 63% to $6.1 million (28% of revenues) from $3.8 million (21% of revenues) for the same period in 1996. These increases reflect the increases in revenues and cost savings discussed above. The Company believes it could experience further improvements in project margin from project cost savings and improved pricing. However, there can be no assurance that such improvements will be achieved.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses increased 45% to $726,000 for the quarter ended September 28, 1997 from $500,000 for the comparable period in 1996. For the nine months ended September 28, 1997, sales and marketing expenses increased 60% to $2.0 million from $1.2 million for the same period in 1996. These increases principally reflect the addition of marketing personnel during the second half of 1996 and in 1997. As a percentage of revenues, sales and marketing expenses increased to 12% and 9% for the quarter and nine months ended September 28, 1997, respectively, from 8% and 7% for the comparable 1996 periods, due to such expenses increasing at a greater rate than revenues during 1997. The Company anticipates that it will continue to make significant expenditures for sales and marketing as it adds resources and initiates operations in additional markets.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 24% to $55,000 for the quarter ended September 28, 1997 from $72,000 for the comparable period in 1996. For the nine months ended September 28, 1997, research and development expenses decreased 47% to $106,000 from $200,000 for the same period in 1996. Expenditures for 1997 and 1996 relate primarily to the Company's facial recognition products and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to Viisage.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel, outside professional fees and, in 1997, public company expenses. General and administrative expenses increased 16% to $539,000 for the quarter ended September 28, 1997 from $463,000 for the comparable period in 1996. For the nine months ended September 28, 1997, general and administrative expenses increased 18% to $1.6 million from $1.4 million for the same period in 1996. These increases were due primarily to the growth in the Company's business and increased administrative costs associated with being a public company. As a percentage of revenues, general and administrative expenses increased to 9% for the quarter ended September 28, 1997 from 7% for the comparable period in 1996 and remained constant at 7% for the nine month periods due to such expenses increasing at a greater rate than revenues during 1997.

Interest Expense, Net. The decreases in net interest expense to $110,000 for the quarter ended September 28, 1997 from $211,000 for the comparable period in 1996 and to $152,000 for the nine months ended September 28, 1997 from $598,000 for the 1996 period principally reflect the reduced level of borrowings during the 1997 periods as well as interest earned on cash equivalents during the 1997 periods.

Income Taxes. The provision for income taxes for the 1997 periods reflects the Company's anticipated 1997 tax rate of approximately 40%. The Company's operations for the 1996 periods were included in the income tax returns of Lau Technologies, an S corporation, and taxed at the lower S corporation rate.

Liquidity and Capital Resources
-------------------------------

          At September 28, 1997, working capital was $21.6 million compared to $20.7 million at December 31, 1996. The increase in working capital was due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings, net of the decrease in cash and cash equivalents and the increase in accounts payable and accrued expenses.

          For the nine months ended September 28, 1997, operating and investing activities utilized cash of approximately $9.0 million and $4.4 million, respectively, principally to fund the working capital increases discussed above and the increase in project assets. Financing was primarily provided by available cash and funding from the project lease financing arrangement.

          As discussed in notes 4 and 5 of notes to condensed financial statements, the Company executed an amended and restated credit agreement that extended the maturity of the revolving credit agreement to June 1999, provided a $3.8 million term facility to finance the transaction with Unisys and an additional term facility of up to $2 million to fund various projects.

          The Company has a revolving line of credit with a commercial bank that provides for unsecured borrowings of up to $10.0 million through June 1999 at prime rate or other LIBOR-based options. This agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $25.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to the systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At the date of this report, the Company had $10.0 million available under the revolving line of credit, approximately $16.8 million available under the project lease financing arrangement and $2 million available under a term facility.

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

Accounting Pronouncement
------------------------

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending after December 15, 1997 and early adoption is not permitted. Under the new pronouncement, basic net income per share would have been $0.01 and $0.17 per share for the quarter and nine months ended September 28, 1997, respectively, compared to the reported amounts of $0.01 and $0.16 per share, respectively. Diluted net income per share would have been the same as the reported amounts.

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

                           VIISAGE TECHNOLOGY, INC.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

          As permitted by the Security and Exchange Commission's rules and regulations and following distribution of a Schedule 14c Information Statement to all shareholders, Lau Technologies, the Company's majority shareholder (approximately 64%), provided a written consent to approve an increase in the number of shares available under the Company's 1996 Management Stock Option Plan from 1,356,100 to 2,057,100 and the establishment of the Viisage Technology, Inc. 1997 Employee Stock Purchase Plan. As permitted by the Security and Exchange Commission's rules and regulations, such written consent was in lieu of a vote of the shareholders as Lau Technologies owns 5,180,000 shares of the 8,065,732 shares outstanding or approximately 64%.

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
               10.12  Amended and Restated Credit Agreement
               27  Financial Data Schedule

          (b)  Reports on Form 8-K
               Form 8-K filed October 22, 1997 to report the System Sale, License and Subcontract Agreement with Unisys Corporation.

                           VIISAGE TECHNOLOGY, INC.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      VIISAGE TECHNOLOGY, INC.


Date:  November 7, 1997                    By: /s/ Robert C. Hughes
                                              ---------------------------
                                           Robert C. Hughes
                                           President and Chief Executive Officer


                                           By: /s/ William A. Marshall
                                              ------------------------------
                                           William A. Marshall
                                           Chief Financial Officer