Form 10-K405
period 1997-12-31
VIISAGE TECHNOLOGY INC
filed 1998-03-31
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Fiscal Year  Ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559

                           VIISAGE TECHNOLOGY, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                04-3320515
----------------------------------                      ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

30 Porter Road,  Littleton,  MA                         01460
----------------------------------                      --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (978)-952-2200


Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class             Name of exchange on which registered
        -------------------             ------------------------------------
    Common Stock $.001 par value               NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 1998, was approximately $16 million.

As of March 18, 1998, the registrant had 8,067,398 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998, are incorporated by reference into
Part III.

                                    PART I

Item 1.  Business
         --------
     (a) General Development of Business
         -------------------------------
         Viisage Technology, Inc. (Viisage or the Company) develops and implements turnkey digital identification systems and solutions intended to improve personal convenience and security, deter fraud and reduce customers' identification program costs. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products to create complete customized solutions. Viisage's products are currently operating at over 800 locations. Applications can include systems and cards for national IDs, driver's licenses, law enforcement, voter registration, social services, access control and information, healthcare, financial services and retail. Viisage is also commercializing patented facial recognition technology for the real-time identification and verification of individuals.

         The Company began operations in 1993 as a division of Lau Technologies
     (Lau), a provider of systems integration services and products for sophisticated electronic systems. In November 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company and the Company completed its initial public offering. The Company is currently a 64% owned subsidiary of Lau.

         During 1997, the Company's revenue growth slowed significantly due primarily to procurement delays in its principal markets. The Company attributes these delays to an increase in political considerations affecting these procurement decisions, such as state-wide elections, and increasing legislative interest in biometric solutions and inter-agency sharing of resources and information. The Company believes that election schedules could cause its public sector business to be more cyclical and legislative involvement could continue to lengthen procurement cycles until an appropriate model for inter-agency cooperation evolves. However, the Company believes that these developments should ultimately have a positive impact on growth because contracts involving multiple agencies could be larger and are more likely to incorporate biometrics like the Company's facial recognition technology. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth.

         The Company provides systems and services principally under contracts that generally have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts.

     (b) Financial Information about Industry Segments
         ---------------------------------------------
         The Company is engaged in one business segment; the design and implementation of digital identification systems and solutions intended to improve personal convenience and security, deter fraud, and reduce identification program costs.

     (c) Description of Business
         -----------------------
     (i)  Principal Products and Services
          -------------------------------
     Industry Background

         The need for proper identification impacts most people every day. The desire for personal convenience, the significant and increasing costs of fraud and the growing concern over declining personal security have become driving forces behind the global need for effective identification solutions. Starting with only a fake driver's license, an individual is able to create multiple identities, commit fraud, evade law enforcement and engage in other criminal activities that have significant financial and societal implications.

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

         Advances in and the growing acceptance of digital technology has led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and imbedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself through the use of bar codes, magnetic stripes and "smart" cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record-keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience for system users.

         As an additional means of improving personal convenience and security and deterring fraud, identification systems have increasingly used biometrics (unique biological characteristics) to verify personal identities. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data, hand geometry and others, with fingerprints enjoying wide usage in law enforcement. However, unlike other biometrics, a facial image can be easily verified visually and can be captured in an unobtrusive manner via a single photograph, making it a practical means of identification. When two or more biometric identifiers are used together, the statistical probability of properly identifying an individual increases. The Company generally advocates the use of multiple biometrics and can incorporate these technologies into its solutions.

         Applications for digital identification systems and biometrics are increasing as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is also focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. The Company believes that applications for digital identification systems and biometrics will include national ID's, driver's licenses, law enforcement, voter registration, social services, access control and information, as well as commercial sector applications for access to telecommunications services, personal computer networks and facilities, ATMs, retail point-of-sale transaction processing and administration of health care benefits.

         The emergence of digital identification systems and biometrics present significant challenges for integrating these systems with customers' existing software, hardware and computing environments. Consequently, customers are seeking complete, integrated solutions to overcome these issues.

     Products and Services

         The Company develops and implements digital identification systems and solutions that improve personal convenience and security, deter fraud and reduce costs; combines systems integration and software design skills with its proprietary products and other best-in-class products to create complete customized solutions; provides turnkey solutions that integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to manage and move information; and offers patented facial recognition technology for instant identification (one-to-many) and verification (one-to-one) of individuals.

         The Company's systems can produce identification cards that are virtually tamper proof and utilize facial recognition and other biometrics with or without cards for the real-time identification and verification of individuals.

     Digital Identification Systems

         Depending on the customer's needs, the Company offers "instant issue" systems which produce identification cards on location in minutes, and central production systems which receive the information electronically from the point of capture and produce cards from a secure off-site processing location which are later mailed to recipients in several days. The facial images captured by the Company's card systems can provide the content (face bases) for the identification and verification applications.

         In a Viisage card system the facial image and other information is captured in digital format at the Company's PC-based Image Capture Workstation which usually incorporates the Company's proprietary SensorMast. Compact and self-contained, Viisage workstations can easily be linked to a central image storage device, central card production unit and other remote devices using an existing network, custom designed data communications or the WWW. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The Viisage Quality Advisor can be used to assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards. Alternatively, with a central production system, a high speed manufacturing unit produces the cards, and an integrated card delivery unit prepares the cards for mailing. When central production is selected, such systems incorporate the Company's proprietary Visual Inspection System for quality control of all cards produced. Every system delivers top quality, tamper-resistant identification cards customized to meet the customer's information, delivery and security needs. A wide range of optional features are available including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart cards and a number of other features.

         Systems Integration and Software Design Capabilities. In addition to the Company's systems integration capabilities, an important aspect of its services and ability to deliver turnkey solutions for its customers involves the design of customized software. Viisage's proprietary software controls the system and integrates the system components, including the SensorMast and Visual Inspection System and a variety of third party components and technologies used by its customers. The Company has designed software to support all current industry standard operating systems (e.g., Windows NT, Windows 95, Unix and OS/2), network protocols (e.g., Novell Netware, TCP/IP and SNA), database products (e.g., Sybase or Oracle) and client/server architectures. The Company's software design and systems integration capabilities enable it to accommodate most computing environments and customers with special requirements.

         Proprietary Company Products. The Company's systems generally incorporate the Company's proprietary SensorMast within the Image Capture Workstation. Central production systems also typically include the Company's proprietary Visual Inspection System for quality assurance. These proprietary products and related software are described below:

            . The SensorMast is a fully-integrated, secure tower unit developed by the Company which incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

            . The Visual Inspection System automatically evaluates cards produced by the Company's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity which is otherwise performed manually and is a potential source of cost savings for customers.

            . The Viisage Quality Advisor can be used by customers to ensure proper image quality. This software product instantly and precisely assesses image quality against desired standards. Images that fail to meet such standards are immediately rejected.

         Customer Service and Support. Following the installation of its digital identification systems, the Company offers extensive customer training and help desk telephone support as well as ongoing maintenance services. The Company's service and support teams, which vary depending on the customer and contract, are able to draw extensively upon the expertise of the Company's software and hardware engineers. For some contracts, particularly when there are a large number of installations, the Company has contracted with third party service organizations for maintenance support.

     Facial Recognition Systems

         The Company is continuing to improve the technology used in identification systems through the development of facial recognition technologies. The Company has focused on the facial image as a key biometric because the human face is a unique and prominent feature that can be easily captured (in image) by a digital camera and verified visually in most cases by an individual with no special training. The Company has several on-going facial recognition identification projects, including projects with the Massachusetts Department of Transitional Assistance and the Illinois Secretary of State.

         The Company's facial recognition software is based, in part, on technology developed by Professor Alex Pentland of the Massachusetts Institute of Technology (MIT). The Company licenses that technology through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that the proprietary software it has developed is integral to making these technologies commercially viable.

         The Company's patented facial recognition software provides a natural extension of its card systems and offers organizations the opportunity to create unique identification solutions. Using a sophisticated algorithm, the software instantly translates the characteristics of a face into a number, eigenface, that is unique to that face. The eigenface is used by the system for real-time identification, a one-to-many comparison of an individual's face against all faces in a database, and verification, a one-to-one match of a given individual's face against his or her stored image. The Company's facial recognition products are unique because they are scaleable to databases containing millions of faces. Viisage generally advocates the use of multiple biometrics and can integrate other biometrics such as iris, voice, signature and its proprietary fingerprint technology into its solutions.

         Viisage offers several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The Company's identification software instantly calculates an individual's eigenface indentifier and can search an existing database of millions of records in less than 10 seconds for images similar to the image being searched. Applications can include fraud prevention, access control and information and law enforcement. The Company's verification software can be used for point-of-use applications such as ATM's, retail, and access control solutions using PIN's or identification cards.

         Viisage's Face in the Crowd technology can find and identify specific individuals in a crowd. The system searches real-time for a match between individuals in the field and images in a database. When a match is located, the system tracks the individual and reports to the user. This technology is ideal for a variety of applications such as marketing and access information systems, and can be incorporated into the Company's identification and verification solutions.

         Viisage licensees have also incorporated the Company's facial recognition technology into products to identify individuals from a digital composite sketch for law enforcement applications, and for certain surveillance applications in the gaming industry.

     Sales and Marketing

         The Company markets its products directly through its internal sales force, and continues to ally strategically with prominent vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations' existing relationships, marketing resources and credibility in new markets. The Company's engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support entails traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for proposal activity, supporting the implementation process and providing post-implementation support. The Company also uses its program management group to identify opportunities with existing customers and coordinate related selling efforts.

         The Company's systems are generally provided to public sector customers through a formal bidding process. The Company's sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences and to establish and cultivate relationships in advance of any bid. Once a request for proposal is issued, a six-to-twelve month proposal and award process usually ensues, followed by (if the bid is successful) a six-to-twelve month implementation and installation phase. In the aggregate, the time needed for agencies to secure funding for systems, the request for proposal and bid process, the execution of actual contracts and the installation of a system can extend over several years. As discussed more fully in section 1 (a), the Company experienced procurement delays in 1997 in its principal markets and believes long sales cycles in its public sector markets will continue. Further, customers may seek to modify the system either during or after the implementation of the system. While this long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, the Company believes that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

     (ii) and (xi) Product Development
                   -------------------
         In prior years, the Company developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for its card-based identification systems. The Company believes that these products will support its card-based identification system offerings for the foreseeable future. Development costs that benefited specific projects were recorded as project costs and costs that did not benefit specific projects were recorded as research and development expenses. The Company has not capitalized any software development costs because costs incurred subsequent to achieving technological feasibility have not been material. The Company's current development activities are focused on its facial recognition products and the further commercialization of its facial recognition technology. In addition to its own development efforts, the Company has benefited and expects to continue to benefit from research and development conducted by Lau for projects that are not related to Viisage and, through its license with Facia Reco, from certain research activities at MIT. The Company also benefits from research and development activities conducted by the manufacturers of the components integrated into the Company's systems such as PC's, printers, etc.

         For the years ended December 31, 1997, 1996 and 1995, research and development expense was $152,000, $235,000 and $1.1 million, respectively. Such amounts do not include amounts for specific projects that are allocated to project costs or the benefits from the other research and development activities referred to above.

     (iii) Manufacturing and Sources of Supply
           -----------------------------------
         Proprietary subsystems and assemblies are made to the Company's specifications by contract manufacturers, including Lau Technologies. Other non-proprietary system components, such as personal computers, printers and related components, are purchased from third-party vendors. The Company generally purchases major contracted assemblies from single vendors to help ensure high quality, prompt delivery and low cost. The Company does, however, qualify second sources for most components, contracted assemblies and purchased subsystems, or at least identifies alternative sources of supply. The Company believes that the open architecture of its systems facilitates substitution of components or software when this becomes necessary or desirable. The Company has from time to time experienced delays as a result of the availability of component parts and assemblies.

     (iv) Patents, Trademarks and Licenses
          --------------------------------
         In addition to customized technology developed by the Company to meet customer requirements, the Company utilizes patented technology and trade secrets developed by its parent company Lau. The Company has an exclusive, perpetual, irrevocable, paid-up royalty-free, worldwide license to use all of the technology owned or controlled by Lau relating to the Company's business except for controlling human entry through doorways, gates, turnstiles, or similar thresholds in and to buildings or facilities located on properties owned or controlled by the United States federal government, or any other national government, using apparatus at the entry point. Lau has a U.S. patent which runs to 2014 on a card production system used by the Company, has several U.S. patent applications in process and has made copyright filings which relate to the Company's SensorMast, Visual Inspection System and proprietary software. Lau has also filed foreign patent applications, which correspond to three of these domestic patent applications.

              The Company also makes use of patented technology and trade secrets owned or controlled by Facia Reco in the field that relates to de-duplicating or querying databases created, controlled and/or managed by the Company or its sublicensees and/or utilizing, directly or indirectly, personal identification cards but does not extend to federal access control. This license extends until the expiration of the final patent included in the license and includes Facia Reco's rights to use patented facial recognition technology of MIT which rights are exclusive through June 1, 2001, except for certain rights granted to sponsors of the MIT Media Lab and certain research rights. Thereafter, Facia Reco's patent license with MIT extends to 2010 on a non-exclusive basis. MIT has applied to extend its patent rights to certain jurisdictions in Europe and in Singapore. Further, at Lau's request and expense, broadened claims for the MIT patent have been allowed by the U.S. Patent and Trademark Office. The Company's license agreement with Facia Reco provides for a royalty of $350 per machine copy incorporating the licensed technology. Until June 1, 2001, a minimum annual royalty applies of, generally, $21,000 for the U.S. rights and an amount ranging from $21,000 to $42,000 for the non-U.S. rights.

               The Company has applied to the U.S. Patent and Trademark Office to register its "Viisage" trademark.

         There can be no assurance that the Company's efforts to prevent the misappropriation of the intellectual property used in its business will be successful. Further, there can be no assurance that any of the additional U.S. or foreign patents applied for by Lau or the foreign patents applied for by MIT will be issued or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, there can be no assurance that the Company's competitors would not be able to design around any such proprietary right or obtain rights that the Company would need to license or circumvent in order to practice under these patent and copyrights.

     (v) Seasonality
         -----------
         The Company's operations are not seasonal since contracts are awarded and performed throughout the year. However, as discussed more fully in section 1 (a), the Company believes its public sector business is subject to cyclical procurement delays that may be related to state-wide election cycles.

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

     (vii)  Customers and End Users
            -----------------------
         The following lists and categorizes the Company's customers and end users as of December 31, 1997:

State Departments of Motor Vehicles    Other State and Local Agencies

Arizona Department of Transportation   Auburn (Massachusetts) Police Department
Florida Department of Highway Safety   Connecticut Department of Social Services
 and Motor Vehicles*                   Massachusetts Department of Transitional
Illinois Secretary of State            Assistance
Massachusetts Registry of              New York Department of Social Services*
 Motor Vehicles                        Ohio Department of Public Safety
New Mexico Department of Taxation and
 Revenue
North Carolina Department of
 Transportation
Ohio Bureau of Motor Vehicles
Wisconsin Department of Transportation


Federal Agencies                       Foreign Contracts

U.S. Immigration and                   Electoral Office of Jamaica*
 Naturalization Service *              First National Bank of Southern Africa,
                                        Limited
* By subcontract.

         Revenues from three customers (Ohio Bureau of Motor Vehicles, Arizona Department of Transportation and the Massachusetts Registry of Motor Vehicles) each accounted for over 10% and an aggregate of 85% of revenues in 1995. For 1996, two customers (New York Department of Social Services and North Carolina Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 50% of revenues for the year. For 1997, one customer (Illinois Secretary of State) accounted for an aggregate of 46% of revenues. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition.

     (viii) Backlog
            -------
           The Company measures backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. However, backlog is not necessarily indicative of future revenue. A substantial amount of the Company's backlog can be cancelled at any time without penalty, except, in some cases, for the recovery of the Company's actual committed costs and profit on work performed through the date of cancellation. Any failure of the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

           At December 31, 1997, the Company's backlog was approximately $61 million, compared to approximately $34 million at December 31, 1996. Approximately 22% of the Company's backlog as of December 31, 1997, is expected to be earned during the current fiscal year.

     (ix)  Government Contacts
           -------------------
           Government contracts are generally subject to termination for convenience or lack of appropriation at the election of the subject agency. At December 31, 1997, amounts subject to future negotiation are not material.

     (x)   Competition
           -----------
           The market for the Company's products and services is extremely competitive and management expects this competition to intensify as the markets in which the Company's products and services are sold continue to develop.

           The Company faces competition in the identification systems market (for both digital and conventional systems) from technologically sophisticated companies, including Polaroid Corporation, De La Rue and NBS Imaging Systems, Inc., which, in some cases, have greater technical, financial, and marketing resources than the Company. In some cases, the Company may be competing with an entity which has a pre-existing relationship with a potential customer which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

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

     (xiii)  Employees
             ---------
             As of December 31, 1997, the Company had 67 employees. The Company from time-to-time supplements its employee forces with independent contractors. As of December 31, 1997, the Company had 17 such contractors. During the first quarter of 1998, the Company reduced headcount by 7 employees and 16 contractors to be in line with the 1998 business plan. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good.

     (d)     Financial Information about Foreign and Domestic Operations and
             ---------------------------------------------------------------
Export Sales
------------
             The Company's foreign operations and export sales are currently not material.

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

Item 3.  Legal Proceedings
         -----------------

         The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Pursuant to Delaware General Corporation Law and in compliance with Securities and Exchange Commission regulations, Viisage's majority shareholder, Lau, approved by written consent Board of Director's actions relating to employee stock ownership on November 3, 1997. Lau approved the Board of Director's increasing the number of shares available under the Viisage Technology, Inc. 1996 Management Stock Option Plan by 701,000 shares, and the Board of Director's establishing the Viisage Technology, Inc. 1997 Employee Stock Purchase Plan and reserving 70,000 shares of Viisage common stock for issuance under that plan. The plans and actions are described more fully in the Schedule 14C Information Statement provided to shareholders on or about October 14, 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------
         The Company's common stock is traded on the NASDAQ National Market under the symbol VISG. On March 18, 1997, the closing price of the common stock was $5.50 per share and there were approximately 29 holders of record of the Company's common stock. The quarterly high and low closing prices, as reported by NASDAQ, of Viisage's common stock in 1997 and 1996 were as follows:

                                          1997                     1996
                                          ----                     ----
Quarter                            High         Low        High          Low
-------                            ----         ---         ----         ---
First Quarter                    14-3/4        9-1/8           -           -
Second Quarter                   18-1/4        7-7/8           -           -
Third Quarter                    20-1/2        9-7/8           -           -
Fourth Quarter*                  12-1/4        5-1/2      15-1/2          13

*Public trading commenced on November 8, 1996.


     Dividend Policy

         The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data
        -----------------------
        The financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.

                                                                       Years Ended December 31,
                                             ------------------------------------------------------------------------
                                                     1997           1996          1995           1994          1993
                                                     ----           ----          ----           ----          ----
                                                     (1)               (in thousands, except per share amounts)
     Statement of Operations Data:
     Revenues................................$      29,388  $      24,971 $      11,221  $       1,257 $        $505
     Project costs...........................       26,122         19,484        10,361          1,140           456
                                             -------------  ------------- -------------  ------------- -------------
     Project margin..........................        3,266          5,487           860            117            49
                                             -------------  ------------- -------------  ------------- -------------

     Operating expenses:
       Sales and marketing................           4,930          1,852           999          1,596         1,185
                                             -------------  ------------- -------------  ------------- -------------
       Research and development...........             152            235         1,089            201            47
                                             -------------  ------------- -------------  ------------- -------------
       General and administrative............        2,105          1,880         1,204            681           289
                                             -------------  ------------- -------------  ------------- -------------
           Total operating expenses...........       7,187          3,967         3,292          2,478         1,521
                                             -------------  ------------- -------------  ------------- -------------

     Operating income (loss).................       (3,921)          1,520       (2,432)        (2,361)       (1,472)
     Interest expense, net...................          441            714           515             40             -
                                             -------------  ------------- -------------  ------------- -------------

     Income (loss) before income taxes              (4,362)           806        (2,947)        (2,401)       (1,472)
     Income taxes............................            -            205             -              -             -
                                             -------------  ------------- -------------  ------------- -------------
     Net income (loss).......................       (4,362) $         601        (2,947)        (2,401)       (1,472)
                                             =============  ============= =============  ============= =============
     Basic net income (loss) per
     share(2)........                        $       (0.54) $        0.10 $       (0.52) $       (0.42)$       (0.26)
                                             =============  ============= =============  ============= =============
     Weighted average common shares..........        8,060          6,022         5,680          5,680         5,680
                                             =============  ============= =============  ============= =============
     Diluted net income (loss) per share(2)..        (0.54)          0.09         (0.52)         (0.42)        (0.26)
                                             =============  ============= =============  ============= =============
     Weighted average common shares..........        8,060          6,537         5,680          5,680         5,680
                                             =============  ============= =============  ============= =============

                                                                            December 31,
                                             ------------------------------------------------------------------------
                                                    1997           1996           1995           1994           1993
                                                    ----           ----           ----           ----           ----
     Balance Sheet Data:                             (1)
     Working Capital..........................$     15,261  $      20,676 $       7,413  $       2,509 $         368
     Total assets.............................      47,463         36,119        11,285          3,999           914
     Long-term obligations....................      13,300          4,420         8,319            955             -
     Shareholders' equity.....................      18,736         23,020             -              -             -
     Net assets(3)...........................            -              -         1,323          1,554           368

(1) 1997 amounts reflect the impact of non-recurring charges of $7.6 million for investments in technology, services and markets discussed in note 2 of Notes to Financial Statements.

(2) See note 2 of Notes to Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.

(3) Net assets represents divisional investment during the time the Company operated as a division of Lau Technologies.

Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------
        The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors that may Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-K.

     Overview

        Viisage develops and implements turnkey digital identification systems and solutions intended to improve personal convenience and security, deter fraud and reduce customers' identification program costs. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products to create complete customized solutions. Viisage's products are currently operating at over 800 locations. Applications can include systems and cards for national ID's, driver's licenses, law enforcement, voter registration, social services, access control and information, healthcare, financial services and retail. In addition, Viisage is commercializing patented facial recognition technology for the real-time identification and verification of individuals.

        The Company began operations in 1993 as a division of Lau, a provider of systems integration services and products for sophisticated electronic systems. In November 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company and the Company completed its initial public offering. The Company is currently a 64% owned subsidiary of Lau.

        During 1997, the Company's revenue growth slowed significantly due primarily to procurement delays in its principal markets. The Company attributes these delays to an increase in political considerations affecting these procurement decisions, such as state-wide elections, and increasing legislative interest in biometric solutions and inter-agency sharing of resources and information. The Company believes that election schedules could cause its public sector business to be more cyclical and legislative involvement could continue to lengthen procurement cycles until an appropriate model for inter-agency cooperation evolves. However, the Company believes that these developments should ultimately have a positive impact on growth because contracts involving multiple agencies could be larger and are more likely to incorporate biometrics like the Company's facial recognition technology. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth.

        The Company provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, 1997, 1996 and 1995, one customer, two customers and three customers, respectively, each accounted for more than 10% of the Company's revenues and an aggregate of 46%, 50% and 85% of revenues for each of the years, respectively.

          The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, as discussed more fully above, the Company believes its public sector business is subject to cyclical procurement delays that may be related to state-wide election cycles.

     Results of Operations

         The following table sets forth certain financial information as a percentage of revenues for the periods indicated.

                                                                Years Ended December 31,
                                                   -----------------------------------------------
                                                        1997             1996             1995
                                                        ----             ----             ----
     Revenues......................................          100%             100%             100%
     Project costs.................................           89               78               92
                                                   -------------    -------------   --------------
     Project margin................................           11               22                8
     Operating expenses:
        Sales and marketing........................           17                7                9
        Research and development...................            1                1               10
        General and administrative.................            7                8               11
                                                   -------------    -------------   --------------
            Total operating expenses...............           25               16               30
                                                   -------------    -------------   --------------
     Operating income (loss).......................          (14)               6              (22)
     Interest expense, net.........................            1                3                4
                                                   -------------    -------------   --------------
     Income (loss) before income taxes.............          (15)               3              (26)
     Income taxes..................................            -                1                -
                                                   -------------    -------------   --------------
     Net income (loss).............................          (15)%              2%             (26)%
                                                   =============    =============   ==============


     Year ended December 31, 1997 and 1996

         Non-recurring Charge. During the fourth quarter of 1997, the Company recorded non-recurring charges of approximately $7.6 million related to investments in technology, services and markets that are expected to benefit current and future customers and result in future revenues. These investments relate principally to upgrades and enhancements to older systems, enhancements to central production and data management capabilities and enhancements to certain systems to facilitate the future use of facial recognition technologies. These investments demonstrate the Company's commitment to its customers and to being a leading provider of biometric identification solutions. Approximately $5.3 million of such charges are included in project costs and $2.3 million are included in sales and marketing expenses in the statement of operations.

         Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 18% to $29.4 million in 1997 from $25.0 million in 1996. This increase was due to an increase in the number of contracts being performed during 1997.

         Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs, excluding non-recurring charges, decreased to 71% for 1997 from 78% for 1996. This decrease reflects cost savings on design, development and implementation activities related to new contracts. Including non-recurring charges, project costs increased to 89% for 1997. Project margin, excluding non-recurring charges, increased 56% to $8.5 million (29% of revenues) from $5.5 million (22% of revenues) for 1996, reflecting the impact of newer contracts on the overall revenue mix for 1997. Including non-recurring charges, project margin decreased 40% to $3.3 million (11% of revenues). The Company expects the impact of older contracts on the overall revenue mix during 1998 to result in project margins in the range of 26% to 27%

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses, excluding non-recurring charges, increased 43% to $2.6 million from $1.9 million in 1996. This increase principally reflects the addition of marketing personnel during the second half of 1996 and the first half of 1997. Including non-recurring charges, sales and marketing expenses increased 166% to $4.9 million in 1997. As a percentage of revenues, sales and marketing expenses, excluding non-recurring charges, increased to 9% from 7% for 1996 due to such expenses increasing at a greater rate than revenues during 1997. Including non-recurring charges, sales and marketing expenses increased to 17% for 1997.

         Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 35% to $152,000 in 1997 from $235,000 in 1996, and remained constant as a percentage of revenues at approximately 1% each year. Expenditures for 1997 and 1996 relate primarily to the Company's facial recognition products. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and MIT for projects that are not directly related to the Company.

         General and Administrative. General and Administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees. General and administrative expenses increased 12% to $2.1 million in 1997 from $1.9 million in 1996. The increase in expenses was due primarily to public company expenses for a full year in 1997 and additional personnel added in 1997. As a percentage of revenues, general and administrative expenses decreased to 7% in 1997 from 8% in 1996 due to revenues increasing at a greater rate than such expenses in 1997.

         Interest Expense. The decrease in net interest expense to $441,000 in 1997 from $714,000 in 1996 principally reflects the interest earned on cash equivalents during 1997 as well as the reduced level of borrowings during the first half of 1997 compared to the first half of 1996.

         Income Taxes. Due to the loss for 1997, no provision for income taxes was recorded. The Company did not record any tax benefit for the loss due to the uncertainty of when such benefit will be realized. Income tax expense for 1996 related principally to corporate taxes for the period following the transfer discussed above and a deferred tax charge of $110,000 relating to the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the transfer date.

     Year ended December 31, 1996 and 1995

         Revenues. Revenues increased 123% to $25.0 million in 1996 from $11.2 million in 1995. This increase was due to an increase in the number of contracts being performed during 1996.

         Project Costs and Margin. As a percentage of revenues, project costs decreased to 78% for 1996 from 92% for 1995. This decrease reflects cost savings on design, development and implementation activities resulting from the Company's increased experience with and resources for digital identification solutions. Project margin increased 538% to $5.5 million (22% of revenues) for 1996 from $860,000 (8% of revenues) for 1995, reflecting the increase in revenues and cost savings discussed above.

         Sales and Marketing. Sales and marketing expenses increased 85% to $1.9 million in 1996 from $1.0 million in 1995. This increase principally reflects an increase in proposal activity and the addition of marketing personnel during 1996. As a percentage of revenues, sales and marketing expenses decreased to 7% for 1996 from 9% for 1995 due to revenues increasing at a greater rate than such expenses during 1996.

         Research and Development. Research and development expenses decreased 78% to $235,000 in 1996 from $1.1 million in 1995, and decreased as a percentage of revenues to 1% for 1996 from 10% for 1995. These decreases reflect the completion in 1995 of proprietary software to support all industry standard computing environments and proprietary hardware products for the Company's card-based systems and the increase in revenues in 1996. Expenditures for 1996 relate primarily to the Company's facial recognition products.

         General and Administrative. General and administrative expenses increased 56% to $1.9 million in 1996 from $1.2 million in 1995. The increase in expenses was due primarily to the addition of management personnel during the fourth quarter of 1995 and increased management activities related to the growth in the Company's business. As a percentage of revenues, general and administrative expenses decreased to 8% for 1996 from 11% for 1995 due to revenues increasing at a greater rate than such expenses in 1996.

         Interest Expense. The increase in net interest expense to $714,000 in 1996 from $515,000 in 1995 principally reflects the increase in the level of borrowings during 1996. This increase was partially offset by interest earned on the net proceeds from the Company's initial public offering.

         Income Taxes. The Company's operations prior to the transfer discussed above were included in the income tax returns of Lau Technologies, an S corporation. Income tax expense for 1996 relates principally to corporate taxes for the period following the transfer and a deferred tax charge of $110,000 relating to the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the transfer date.

     Liquidity and Capital Resources

         At December 31, 1997, working capital was $15.3 million compared to $20.7 million at December 31, 1996. The decrease in working capital is due primarily to the non-recurring charges discussed above.

         For the year ended December 31, 1997, operations and investing activities utilized cash of approximately $8.1 million and $12.0 million, respectively, principally to fund increases in project assets and the non-recurring charges discussed above. Financing was provided by the initial public offering in 1996, long-term borrowings and the project lease financing arrangement referred to below.

         The Company has a revolving credit agreement with a commercial bank that provides for unsecured borrowings of up to $10 million through June 1999 at the prime rate or other LIBOR-based options. There were no borrowings outstanding under the agreement at December 31, 1997. As discussed in note 6 of Notes to Financial Statements, the Company received a waiver for certain debt covenant violations as of December 31, 1997 caused by the non-recurring charges recorded in the fourth quarter. The Company believes that it will meet its debt covenants in 1998, however, this expectation is dependent on achieving new business forecasts. If the Company does not meet such covenants, the bank could require immediate repayment of amounts outstanding.


         The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $25.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At December 31, 1997, the Company had approximately $13.8 million available under the lease financing arrangement.

         The Company has historically not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

         The Company believes that cash flow from operations, available borrowings and project leasing will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional financing, if needed, will be available on favorable terms or at all. If the Company is unable to obtain additional capital, if needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

     Inflation

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

     Accounting Pronouncements

              In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which established standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 requires a basic earnings per share calculation that is based only on weighted average common shares outstanding and a diluted earnings per share calculation that includes the dilutive impact of potential common stock in a manner similar to the primary earnings per share calculation used before SFAS No. 128 became effective. In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 that changed the calculation of earnings per share for U.S. public companies. As required, the Company has adopted SFAS No. 128 and SAB No. 98 in 1997 and restated per share calculations for all prior periods to conform to the new requirements.

         In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997 and require certain additional disclosures. The

     Company anticipates that adoption of these statements will not have a significant impact on the Company's current disclosures.

     Certain Factors That May Affect Future Results

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


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
     Information required by this item is included on pages F-1 through F-21 of this Form 10K.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Compliance with Section 16(a)" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
     (a), (d)   Financial Statements and Schedules
                ----------------------------------
                For a list of financial statements included herein see Index on page F-1.

                All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

     (b)   Reports on Form 8-K
           -------------------
                During the quarter ended December 31, 1997, the Company filed a Form 8-K on October 22, 1997 to report the system sale, license and subcontract agreement with Unisys Corporation.

     (c)   Exhibits
           --------
               See Exhibit Index on pages 24 and 25.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.


                                            Viisage Technology, Inc.


                                  By:        /s/Robert C. Hughes
                                     -------------------------------------
                                               Robert C. Hughes
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1998:

                 Signature                    Title
                 ---------                    -----
                     *
 By:                                     Chairman of the Board
                                         of Directors
    ---------------------------------
              Denis K. Berube
                     *
 By:                                     President and Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)
    ---------------------------------
             Robert C. Hughes
                     *
 By:                                     Vice President, Chief
                                         Financial Officer and
                                         Treasurer (Principal
                                         Financial and Accounting
                                         Officer)

    ---------------------------------
            William A. Marshall
                     *
 By:                                     Secretary and Director
    ---------------------------------
            Charles J. Johnson
                     *
 By:                                     Director
    ---------------------------------
           Harriet Mouchly-Weiss
                     *
 By:                                     Director
    ---------------------------------
               Peter Nessen
                     *
 By:                                     Director
    ---------------------------------
             Thomas J. Reilly
                     *

 *By:       /s/ Robert C. Hughes
    ---------------------------------
             Robert C. Hughes
             Attorney-in-fact

                                  EXHIBIT INDEX
Exhibit
  No.                             Description
-------                           -----------

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

10.4* License Agreement, dated as of August 20, 1996, between the Registrant and Facia Reco Associates, Limited Partnership.

10.5* Employment Agreement, dated as of February 1, 1996, between the Registrant and Robert C. Hughes.

10.6* Employment Agreement, dated as of February 1, 1996, between the Registrant and William A. Marshall.

10.7* Employment Agreement, dated as of July 1, 1996, between the Registrant and Yona Wieder.

10.8 1996 Management Stock Option Plan, as amended (filed as appendix to October 10, 1997 Schedule 14C Information Statement).

10.9 1996 Director Stock Option Plan, as amended (filed as appendix to 1997 proxy statement).

10.10*   Form of Option Agreement for the 1996 Management Stock Option Plan.

10.11*   Form of Option Agreement for the 1996 Director Stock Option Plan.

10.12** Amended and Restated Credit Agreement between the Registrant and State Street Bank and TrustCompany, dated October 31, 1997.

10.13* Subcontract between the Registrant and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.14* Contract between the Registrant and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.15*** Purchase Agreement (Project Finance Facility) between the Registrant and Sanwa Business Credit Corporation, dated as of September 12, 1996, as amended.

10.16* Contract between the Registrant and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

                                  EXHIBIT INDEX
Exhibit
  No.                             Description
-------                           -----------

10.17****Contract between the Registrant and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.18 1997 Employee Stock Purchase Plan, filed as appendix to October 10, 1997 Schedule 14C Information Statement.

23.1     Consent of Arthur Andersen LLP.

24.1     Power of Attorney.

27.1     Financial Data Schedule.


* Filed as an exhibit to the registrant's Form S-1 Registration Statement dated November 8, 1996 (File No. 333-10649)
** Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 (File No. 000-21559)
*** Original agreement filed as an exhibit to the Registrant's Form S-1 Registration Statement dated November 8, 1996 (File No. 333-10649). Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997.
**** Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

                            VIISAGE TECHNOLOGY, INC.

                                      INDEX

                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                  F-2

Balance Sheets as of December 31, 1997 and 1996                           F-3

Statements of Operations for the years ended December 31, 1997,
     1996 and 1995                                                        F-4

Statements of Changes in Shareholders' Equity/Net Assets for the
     years ended December 31, 1997, 1996 and 1995                         F-5

Statements of Cash Flows for years ended December 31, 1997, 1996
     and 1995                                                             F-6

Notes to Financial Statements                                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Viisage Technology, Inc.:

We have audited the accompanying balance sheets of Viisage Technology, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity/net assets and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 15, 1998

                          VIISAGE TECHNOLOGY, INC.
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     December 31,
                                                                          ---------------------------------
                                                                                1997               1996
                                                                          --------------     --------------
ASSETS
Current Assets:
     Cash and cash equivalents (note 2)                                   $       1,611      $      11,073
     Accounts receivable                                                          3,171              1,499
     Costs and estimated earnings in excess of billings (note 2)                 25,483             16,445
     Other current assets (note 3)                                                  423                338
                                                                          --------------     --------------
           Total current assets                                                  30,688             29,355
Property and equipment, net (note 4)                                             16,046              5,857
Other assets (note 3)                                                               729                907
                                                                          --------------     --------------
                                                                          $      47,463      $      36,119
                                                                          ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses (note 5)                       $      12,253      $       7,288
     Accrued and deferred income taxes (notes 2 and 9)                               16                190
     Current portion of long-term debt (note 6)                                     549                -
     Obligations under capital leases (notes 6 and 7)                             2,609              1,201
                                                                          --------------     --------------
           Total current liabilities                                             15,427              8,679
Long-term debt (note 6)                                                           3,505                -
Obligations under capital leases (notes 6 and 7)                                  9,795              4,420
                                                                          --------------     --------------
                                                                                 28,727             13,099
                                                                          --------------     --------------
Commitments and contingencies (note 7)
Shareholders' Equity (notes 1 and 10):
     Preferred stock, $.001 par value;
       2,000,000 shares authorized; none issued                                     -                  -
     Common stock, $.001 par value;
       20,000,000 shares authorized; issued and outstanding
       8,066,000 in 1997 and 8,055,000 in 1996                                        8                  8
     Additional paid-in capital                                                  23,072             22,994
     Retained earnings (deficit)                                                 (4,344)                18
                                                                          --------------     --------------
           Total shareholders' equity                                            18,736             23,020
                                                                          --------------     --------------
                                                                          $      47,463      $      36,119
                                                                          ==============     ==============


   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                             Year Ended December 31,
                                                               -----------------------------------------------------
                                                                     1997               1996               1995
                                                               --------------     --------------     ---------------
Revenues                                                       $      29,388      $      24,971      $       11,221
Project costs (note 2)                                                26,122             19,484              10,361
                                                               --------------     --------------     ---------------
           Project Margin                                              3,266              5,487                 860
                                                               --------------     --------------     ---------------
Operating expenses:
     Sales and marketing (note 2)                                      4,930              1,852                 999
     Research and development                                            152                235               1,089
     General and administrative                                        2,105              1,880               1,204
                                                               --------------     --------------     ---------------
           Total operating expenses                                    7,187              3,967               3,292
                                                               --------------     --------------     ---------------
           Operating income (loss)                                    (3,921)             1,520              (2,432)
Interest expense, net                                                    441                714                 515
                                                               --------------     --------------     ---------------
           Income (loss) before income taxes                          (4,362)               806              (2,947)
Income taxes (notes 2 and 9)                                             -                  205                 -
                                                               ==============     ==============     ===============
           Net income (loss)                                   $      (4,362)     $         601      $       (2,947)
                                                               ==============     ==============     ===============

Basic net income (loss) per share (note 2)                     $       (0.54)     $        0.10      $        (0.52)
                                                               ==============     ==============     ===============
Weighted average common shares                                         8,060              6,022               5,680
                                                               ==============     ==============     ===============
Diluted net income (loss) per share (notes 2 and 10)           $       (0.54)     $        0.09      $        (0.52)
                                                               ==============     ==============     ===============
Weighted average common shares                                         8,060              6,537               5,680
                                                               ==============     ==============     ===============

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/NET ASSETS
                                 (in thousands)

                                                                         Additional      Retained
                                                Preferred    Common       Paid-in        Earnings
                                                  Stock       Stock       Capital        (Deficit)     Net Assets        Total
                                                ---------  ----------  -------------   ------------   ------------   -------------
Balance, December 31, 1994                      $      -    $      -    $         -    $         -    $     1,554    $      1,554
     Net loss                                          -           -              -              -         (2,947)         (2,947)
     Net transactions with parent                      -           -              -              -          2,716           2,716
                                                ---------  ----------  -------------   ------------   ------------   -------------
Balance, December 31, 1995                             -           -              -              -          1,323           1,323
     Net income                                        -           -              -              -            583             583
     Stock compensation expense                        -           -              -              -            166             166
     Net transactions with parent                      -           -              -              -         (1,372)         (1,372)
                                                ---------  ----------  -------------   ------------   ------------   -------------
Balance, November 6, 1996                              -           -              -              -            700             700
     Issuance of common stock in
         exchange for net assets (note 1)              -           6            694              -           (700)              -
     Issuance of common stock in
         initial public offering (notes 1
         and 10)                                       -           2         22,228              -              -          22,230
     Net income                                        -           -              -             18              -              18
     Stock compensation expense                        -           -             72              -              -              72
                                                ---------  ----------  -------------   ------------   ------------   -------------
Balance, December 31, 1996                             -           8         22,994             18              -          23,020
     Exercise of stock options (note 10)               -           -             78              -              -              78
     Net loss                                          -           -              -         (4,362)             -          (4,362)
                                                =========  ==========  =============   ============   ============   =============
Balance, December 31, 1997                      $      -   $       8   $     23,072    $    (4,344)   $         -    $     18,736
                                                =========  ==========  =============   ============   ============   =============

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Year Ended December 31,
                                                                          -----------------------------------------------------
                                                                                1997                1996               1995
                                                                          ---------------     --------------     --------------
Cash Flows from Operating Activities:
     Net income (loss)                                                    $       (4,362)     $         601      $      (2,947)
     Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
         Depreciation and amortization                                             1,964                612                 88
         Stock compensation expense                                                  -                  238                -
         Changes in operating assets and liabilities:
            Accounts receivable                                                   (1,672)            (1,121)              (378)
            Costs and estimated earnings in excess of billings                    (9,038)            (7,767)            (4,679)
            Other current assets                                                     (85)              (338)               -
            Accounts payable and accrued expenses                                  5,259              6,135                (25)
            Accrued and deferred taxes                                              (174)               190                -
                                                                          ---------------     --------------     --------------
                   Net cash used for operating activities                         (8,108)            (1,450)            (7,941)
                                                                          ---------------     --------------     --------------

Cash Flows from Investing Activities:
     Purchase of contract equipment converted to capital leases                   (7,800)            (3,965)            (2,216)
     Purchase of system assets                                                    (3,900)               -                  -
     Additions to property and equipment                                            (453)              (275)              (101)
     Decrease (increase) in other assets                                             178               (907)               -
                                                                          ---------------     --------------     --------------
                   Net cash used for investing activities                        (11,975)            (5,147)            (2,317)
                                                                          ---------------     --------------     --------------

Cash Flows from Financing Activities:
     Net revolving credit (repayments) borrowings                                    -               (6,656)             6,610
     Proceeds from long-term borrowings                                            4,100                -                1,862
     Proceeds from sale/leaseback of equipment                                     7,800              3,965              2,216
     Principal payments on long-term borrowings                                      (46)               -               (3,083)
     Principal payments on obligations under capital leases                       (1,311)              (497)               (63)
     Net proceeds from issuance of common stock                                       78             22,230                -
     Net transactions with parent                                                    -               (1,372)             2,716
                                                                          ---------------     --------------     --------------
                   Net cash provided by financing activities                      10,621             17,670             10,258
                                                                          ---------------     --------------     --------------

(Decrease) increase in cash and cash equivalents                                  (9,462)            11,073                -
Cash and cash equivalents, beginning of year                                      11,073                -                  -
                                                                          ---------------     --------------     --------------
Cash and cash equivalents,end of year                                     $        1,611      $      11,073      $         -
                                                                          ===============     ==============     ==============

Supplemental Cash Flow Information:
     Cash paid during the year for interest                               $          832      $         781      $         465
                                                                          ===============     ==============     ==============
     Cash paid during the year for income taxes                           $          122      $         -        $         -
                                                                          ===============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)    Business and Basis of Presentation

       Viisage Technology, Inc. (Viisage or the Company) develops and implements turnkey digital identification systems and solutions intended to improve personal convenience and security, deter fraud and reduce customers' identification program costs. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products to create complete customized solutions. Applications can include systems and cards for national ID's, driver's licenses, law enforcement, voter registration, social services, access control and information, healthcare, financial services and retail. In addition, Viisage is commercializing patented facial recognition technology for the real-time identification and verification of individuals.

       Viisage was incorporated in Delaware on May 23, 1996 as part of a planned reorganization of Lau Acquisition Corp. (Lau Technologies or Lau). On November 6, 1996, Lau Technologies completed the transfer of substantially all of the assets, liabilities and operations of its Viisage Technology Division to the Company in exchange for 5,680,000 shares of the Company's common stock (the Transfer) and, as discussed more fully in note 10, the Company completed its initial public offering in November 1996. The Company is currently an approximately 64% owned subsidiary of Lau Technologies. These transactions were between entities under common control and were accounted for using historical amounts in a manner similar to a pooling of interests. The financial statements for all periods presented prior to the Transfer reflect the financial position, results of operations and cash flows of the Viisage Technology Division business that comprise the Company. All changes in the Company's equity prior to the Transfer are reflected in net assets, which represent the net investment of Lau Technologies in the Company.

       The statements of operations for 1996 and 1995 reflect allocations for the costs of shared facilities and certain administrative services. Such costs and expenses were allocated to the Company based on actual usage or other methods that approximate actual usage. Management believes that the allocation methods were reasonable and that allocated costs and expenses approximate what such amounts would have been if the Company had operated on a stand-alone basis. As discussed more fully in note 3, the Company has agreements with Lau Technologies covering certain facilities, equipment and administrative services after the Transfer. Although the Company has not filed separate income tax returns for periods prior to the Transfer, income taxes presented in the financial statements for periods prior to the Transfer are computed on a separate return basis taking into consideration the tax-sharing arrangement with Lau Technologies described in note 2.

       The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position, results of operations and cash flows would have been had it been a separate, stand-alone company for the periods prior to the Transfer.

                            VIISAGE TECHNOLOGY, INC.

(2)    Summary of Significant Accounting Policies

       Use of Estimates

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

       Contract Revenue and Cost Recognition

       The Company provides services principally under contracts that provide for a fixed price for the system and/or for each card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $14 million expected to be billed and collected after December 31, 1998.

       During the fourth quarter of 1997, the Company recorded non-recurring charges of approximately $7.6 million related to investments in technology, services and markets that are expected to benefit current and future customers and result in future revenues. These investments relate principally to upgrades and enhancements to older systems, enhancements to central production and data management capabilities and enhancements to certain systems to facilitate the future use of facial recognition technologies. Approximately $5.3 million of such charges are included in project costs and $2.3 million are included in sales and marketing expenses in the statement of operations.

       Fair Value of Financial Instruments

       The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable and short- and long-term borrowings, approximate fair values.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash equivalents consisted of short-term repurchase agreements of $1,229,000 with a commercial bank. The repurchase agreements are collateralized by investments principally consisting of Eurodollar securities in the amount of at least 100% of such obligation. These investments are carried at cost, which approximates market value.

                            VIISAGE TECHNOLOGY, INC.

(2)    Summary of Significant Accounting Policies (Continued)

       Accounts Receivable

       Accounts receivable are due principally from government agencies and contractors to government agencies. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. Based on management's review, no allowance for doubtful accounts has been recorded for the periods presented.

       For 1997, 1996 and 1995, one customer, two customers and three customers, respectively, each accounted for more than 10% of revenues individually, and approximately 46%, 50% and 85% in the aggregate of the Company's revenues, respectively.

       At December 31, 1997, 60% of accounts receivable and costs and estimated earnings in excess of billings related to two customers.

       Property and Equipment

       Property and equipment are recorded at cost or the lesser of fair value or the present value of minimum lease payments for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or usage-based methods over the estimated useful lives of the related assets that approximate five to seven years or the lease term, whichever is shorter.

       Research and Development

       Research and development costs are charged to expense as incurred.

       Software Development

       The Company reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Company has not capitalized any software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

       Costs related to software developed for internal use are expensed as incurred, except for externally purchased software which is capitalized and depreciated over its estimated useful life not to exceed five years.

                            VIISAGE TECHNOLOGY, INC.

(2)    Summary of Significant Accounting Policies (Continued)

       Income Taxes

       The Company's operations prior to the Transfer discussed in note 1 were included in the income tax returns of Lau Technologies, an S corporation. Income tax allocations for such periods have been calculated as if the Company were filing separate income tax returns taking into consideration that operating losses and tax credits have been utilized by the shareholders of Lau Technologies. Subsequent to the Transfer, the Company files separate tax returns. Any tax liability or refund that may arise for periods when the Company was a division of Lau Technologies is covered by a tax indemnification arrangement contained in the Asset Transfer Agreement executed in connection with the Transfer. The indemnification provides for Lau Technologies to pay or receive reimbursement from the Company for any tax adjustment relating to the Viisage Technology Division for all periods prior to the effective date of the Transfer if such adjustments will result in tax expense or tax benefit, as the case may be, to the Company.

       The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Net Income (Loss) Per Share

       In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which established standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 requires a basic earnings per share calculation that is based only on weighted average common shares outstanding and a diluted earnings per share calculation that includes the dilutive impact of potential common stock. In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 98 that changed the calculation of earnings per share for U.S public companies. As required, the Company adopted the provisions of SFAS No. 128 and SAB No. 98 in 1997 and restated per share calculations for all prior periods to conform to the new requirements. Per share amounts for 1996 and 1995 are presented as if the 5,680,000 shares issued in November 1996 to capitalize the Company had been outstanding for all periods presented.

       For 1997, the diluted per share amounts do not reflect options outstanding for 1,770,550 shares because their effect is antidilutive.

                           VIISAGE TECHNOLOGY, INC.

(2)    Summary of Significant Accounting Policies (Continued)

       Net Income (Loss) Per Share (Continued)

       For 1996, diluted net income per share reflects the 515,000 share dilutive effect of common stock options outstanding during 1996 using the treasury stock method. For the periods prior to the IPO, the IPO price of $10.50 per share was used for the treasury stock calculation.

       Stock-Based Compensation

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. See note 10, for required disclosures.

       Other New Accounting Pronouncements

       In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997 and require certain additional disclosures. The Company anticipates that adoption of these statements will not have a significant impact on the Company's current disclosures.

                           VIISAGE TECHNOLOGY, INC.

 (3)   Other Related Party Transactions

       In connection with the Transfer discussed in note 1, the Company and Lau Technologies entered into an Administration and Services Agreement, a Use and Occupancy Agreement and a License Agreement.

       Under the Administration and Services Agreement, Lau Technologies provides general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to the Company. The agreement requires the Company to pay a monthly fee based on the estimated actual cost of such services and permits the Company to terminate selected services upon 30 days written notice. The annual fee for services is approximately $660,000 and is revised if the level of services is changed. The Company utilized the same allocation methods for prior periods. Amounts for 1997 and 1995 reflect the use of additional services. The amounts for such services were approximately $864,000 in 1997, $660,000 in 1996 and $1.1 million in 1995, respectively.

       The Use and Occupancy Agreement requires the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. In February 1997, the Company and Lau Technologies moved to larger facilities and extended the Agreement through February 2002. The annual fee for facilities and services is approximately $520,000 and is revised for changes in operating expenses. The amounts for facilities and services were approximately $512,000 in 1997, $220,000 in 1996 and $140,000 in
       1995, respectively. See note 7 for lease information.

       Company employees participate in various Lau Technologies employee benefit plans. The Company pays its proportionate share of the costs of such plans based on the number of participating employees.

       Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

       The License Agreement grants the Company an exclusive, worldwide, royalty-free, paid-up, perpetual, irrevocable license to use proprietary technology used by the Viisage Technology Division at the time of the Transfer and improvements thereto. The license excludes the use of such technology for federal access control as defined in the License Agreement.

       The Company purchases certain system components and technical personnel from Lau Technologies. The amounts for such components and services were approximately $1.9 million 1997, $1.7 million in 1996 and $2.8 million in 1995.

                           VIISAGE TECHNOLOGY, INC.

(3)    Other Related Party Transactions (Continued)

       At December 31, 1997 and 1996, the Company had approximately $23,000 and $180,000 of accounts receivable due from Lau Technologies, respectively, and approximately $713,000 and $100,000 of accounts payable due to Lau Technologies, respectively. The Company also has a 9% note receivable from Lau Technologies due in monthly installments of principal and interest of approximately $21,000 through February 28, 2002. At December 31, 1997 and 1996, approximately $194,000 and $150,000 of the note was included in other current assets, respectively, and the remaining balance of approximately $664,000 and $850,000 was included in other assets, respectively, in the accompanying balance sheet.

       The Company has employment and noncompetition agreements with certain officers. Such agreements provide for employment and related compensation for initial terms of five years, renewal options for two years, and restrict the individuals from competing, as defined, with the Company during the terms of their respective agreements and for up to two years thereafter. The agreements also provide for stock options under the Company's stock option plan and for severance payments upon termination under circumstances defined in such agreements.

 (4)   Property and Equipment

       Property and equipment are summarized as follows (in thousands):

                                                             December 31,
                                                         1997            1996

        Assets held under capital lease            $    13,981     $     6,181
        System assets                                    3,900               -
        Computer equipment                                 829             376
                                                   -----------     -----------
                                                        18,710           6,557
        Less--Accumulated depreciation                   2,664             700
                                                   -----------     -----------
                                                   $    16,046     $     5,857
                                                   ===========     ===========


       During 1997 and 1996, the Company sold and leased back under capital leases approximately $7.8 million and $4.0 million, respectively, of system equipment used to produce identification cards for certain contracts.

                           VIISAGE TECHNOLOGY, INC.

(4)    Property and Equipment (Continued)

       In October 1997, Viisage completed a System Sale, License and Subcontract Agreement (the Agreement) with Unisys Corporation (Unisys). Under the Agreement, Viisage purchased and licensed certain assets from Unisys and agreed to perform certain services as Unisys' subcontractor relating to a digital imaging system for the Florida Department of Highway Safety and Motor Vehicles. The purchase price was $4 million, consisting of $3.8 million paid in 1997 and two payments of $100,000 each, to be made on December 16, 1998 and October 1, 2000. In addition, Viisage agreed to contingent additional payments of up to $754,000 depending largely on Unisys' support of Viisage's efforts to generate incremental revenues from Florida state agencies. The purchase, including approximately $100,000 of transaction costs, was recorded using the purchase method of accounting and has been allocated to system assets which are being amortized over the estimated remaining useful life of the system.

 (5)   Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following (in thousands):


                                                             December 31,
                                                         1997            1996

        Accounts payable                           $     4,483     $     2,072
        Accrued contract costs                           6,700           4,353
        Accrued payroll and related taxes                  170             445
        Accrued vacation                                   285             224
        Other accrued expenses                             615             194
                                                   -----------     -----------
                                                   $    12,253     $     7,288
                                                   ===========     ===========


       Approximately $294,000 of accrued capital lease interest has been transferred from accounts payable and accrued expenses to obligations under capital leases during 1997.

(6)     Long-term Debt and Project Lease Arrangements

       Long-term debt consisted of the following at December 31, 1997 (in thousands):



        Tranche A Term Loan                                  $      3,754
        Tranche B Term Loan                                           300
                                                             ------------
                                                                    4,054
        Less current portion of long-term debt                        549
                                                             ------------
                                                             $      3,505
                                                             ============

                           VIISAGE TECHNOLOGY, INC.

(6)    Long-term Debt and Project Lease Arrangements (Continued)

       In 1997, the Company executed an amended and restated credit agreement with a commercial bank to extend the maturity of the existing revolving credit facility to June 1999, provide a $3.8 million term facility to fund the Agreement discussed in note 4 (the Tranche A Term Loan) and provide an additional facility of up to $2 million through June 1998 to fund various projects (the Tranche B Term Loan).

       The revolving credit facility provides for unsecured borrowings of up to $10 million through June 1999 at the prime rate or other LIBOR-based options. At December 31, 1997 and 1996, there were no borrowings outstanding.

       The Tranche A Term Loan is unsecured, bears interest at 8.1% and is due in monthly installments of approximately $45,000, plus interest, through maturity in October 2004.

       Amounts borrowed under the Tranche B Term Loan are unsecured and bear interest at the prime rate through June 30, 1998 when such amounts convert to a term loan. The interest rate and principal amounts payable through June 1, 2002 will be determined when the loan converts.

       The amended and restated credit agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. Due to the charges of $7.6 million discussed in note 2, the Company was not in compliance with certain of the covenants at December 31, 1997. The bank waived the covenant noncompliance as of December 31, 1997 and amended the covenant requirements for future periods.

       Prior to the Transfer discussed in note 1, long-term debt consisted of borrowings under a revolving line of credit agreement between Lau Technologies and a commercial bank. Such borrowings related solely to the Company's operations and, accordingly, were assumed in connection with the Transfer and repaid in November 1996.

       The Company has a system project lease arrangement with a commercial leasing organization providing for system project leases of up to $25 million. Pursuant to the facility, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to the systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under the facility, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. At December 31, 1997, the Company had approximately $13.8 million available under this arrangement.

                           VIISAGE TECHNOLOGY, INC.

(7)    Commitments and Contingencies

       Leases

       The Company leases certain equipment used in its operations and the shared facilities discussed in note 3. Rental expense for operating leases was approximately $212,000 in 1997, $130,000 in 1996 and $100,000
       in 1995.

       At December 31, 1997, approximate future minimum rentals under the lease for shared facilities and capital leases are as follows (in thousands):


                                                       Capital        Operating
                                                       Leases           Lease
      Year Ending:
        1998                                         $  3,372       $    212
        1999                                            3,738            212
        2000                                            3,134            212
        2001                                            2,508            212
        2002                                            1,171             17
        Thereafter                                        946              -
                                                     --------       --------
             Total minimum lease payments              14,869       $    865
                                                     ========       ========
        Less--Interest portion                          2,465
                                                     --------
              Present value of net
              minimum lease payments                   12,404
        Less--Current portion                           2,609
                                                     --------
                                                     $  9,795
                                                     ========

       Litigation

       The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.

                           VIISAGE TECHNOLOGY, INC.

 (8)   Retirement Plans

       The Company participates in the Lau Technologies 401(k) plan and pays its proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary matching contributions of up to 3% of base compensation. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company's costs for this plan amounted to approximately $95,000 and $70,000 for the years ended December 31, 1997 and 1996, respectively. Amounts for the other periods were not material.

       The Company does not offer any postretirement benefits.

(9)    Income Taxes

       As discussed in notes 1 and 2, the Company was treated as an S corporation prior to the Transfer and operating losses and tax credits for prior periods have been utilized by the shareholders of Lau Technologies. In connection with the Transfer, the Company changed its tax status and recorded a deferred tax provision of $110,000 relating to the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the Transfer date.

       The provision for income taxes for the year ended December 31, 1996 consisted of the following (in thousands):


                                 Current       Deferred         Total

        Federal                  $     7         $  132        $   139
        State                         25             41             66
                                 -------         ------        -------
                                 $    32         $  173        $   205
                                 =======         ======        =======


       There was no provision for income taxes for the year ended December 31, 1997.

       A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1997 and 1996 is as follows:


                                                      1997          1996

        Federal statutory rate                      (34.0)%         34.0%
        State taxes, net of federal benefit          (6.0)           6.0
        Valuation allowance recorded                 40.0              -
        Subchapter S earnings not taxed                 -          (28.0)
        Deferred taxes related to Transfer              -           14.0
        Other, net                                      -           (1.0)
                                                  -------         ------
                                                        -%          25.0%
                                                  =======         ======

                           VIISAGE TECHNOLOGY, INC.

(9)    Income Taxes (Continued)

       The components and approximate tax effects of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                           1997            1996
        Deferred tax assets:
           Net operating loss carryforwards for tax purposes           $       1,058  $          -
           Bases differences related to contract assets                           33             -
           Property, plant and equipment                                         245             -
           Accruals and other reserves                                           228           325
           Other                                                                   -            30
                                                                       -------------  ------------
             Total gross deferred tax assets                                   1,564           355
                                                                       -------------  ------------

        Deferred tax liabilities:
           Bases differences related to contract assets                            -           517
           Other                                                                   -            11
                                                                       -------------  ------------
             Total gross deferred tax liabilities                                  -           528
                                                                       -------------  ------------
        Net deferred tax asset (liability) before valuation
             allowance                                                         1,564          (173)
        Valuation allowance                                                   (1,564)            -
                                                                       -------------  ------------
        Net deferred tax liability                                     $           -  $       (173)
                                                                       =============  ============

       The net deferred tax liability for 1996 is included in accrued and deferred income taxes in the balance sheet. Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

       At December 31, 1997, the Company had available estimated net operating loss carryforwards for federal tax purposes of approximately $2.6 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2111 to 2112 and are subject to review and possible adjustment by the Internal Revenue Service.

(10)   Shareholders' Equity

       Initial Public Offering

       In November 1996, the Company completed an initial public offering of 2,875,000 shares of its common stock, of which 2,375,000 shares (including the over-allotment option) were sold by the Company and 500,000 shares were sold by Lau Technologies, the selling stockholder. The offering price was $10.50 per share and the net proceeds to the Company were approximately $22,230,000, net of underwriting discounts and other offering expenses.

                           VIISAGE TECHNOLOGY, INC.

(10)   Shareholders' Equity (Continued)

       Stock Option Plans

       Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the Plans), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. Generally, incentive stock options are granted at fair value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest over three years from the date of grant and management options principally vest in seven years or earlier if certain performance measures are met. The performance measures are based on each $1 million increase in Company value up to approximately $860 million. All options granted under the Plans expire ten years from the date of grant.

       At December 31, 1997, the Company has reserved 2,057,100 shares of common stock for issuance under the management plan of which 432,468 shares are available for future grants, and 156,650 shares of common stock under the director plan which have all been granted.

       In connection with such options, the Company is recognizing compensation expense of approximately $700,000 over the estimated vesting period. The amount of compensation is calculated as the difference between the exercise price and the fair value of the Company's business on the grant dates based on an independent third-party appraisal. No stock compensation expense was recorded in 1997 and $238,000 was recorded in 1996.

       A summary of stock option activity under the Plans is as follows:

                                                                                           Weighted Average
                                                         Shares           Option Price       Option Price
        Outstanding, December 31, 1995                         -                    -                   -
           Granted                                     1,427,100         $ 2.96-$4.86         $      3.20
                                                     -----------         ------------         -----------
        Outstanding, December 31, 1996                 1,427,100            2.96-4.86                3.20
           Granted                                       362,000           6.25-13.00               12.50
           Exercised                                     (10,732)                2.96                2.96
           Cancelled                                      (7,818)                2.96                2.96
                                                     -----------         ------------         -----------
        Outstanding, December 31, 1997                 1,770,550         $2.96-$13.00         $      5.07
                                                     ===========         ============         ===========

        Exercisable, December 31, 1997                   502,180         $ 2.96-$4.86         $      3.20
                                                     ===========         ============         ===========

       Subsequent to year end, 173,575 options with exercise prices ranging from $2.96 to $13.00 were cancelled in connection with employee terminations.

                           VIISAGE TECHNOLOGY, INC.

(10)   Shareholders' Equity (Continued)

       The following table summarizes information about outstanding options as of December 31, 1997:

                                         Options Outstanding                Options Exercisable
                                         -------------------                -------------------
                                                   Weighted       Weighted                        Weighted
                                                    Average       Average                          Average
           Range of                                Remaining      Exercise                        Exercise
           Exercise          Number               Contractual    Price per        Number          Price per
            Price         Outstanding                Life          Share       Outstanding          Share
         $2.96-$2.96       1,236,050               8.1 years       $2.96           439,955          $2.96
          4.86-6.25          198,500               8.4 years        5.01            62,225           4.86
         12.50-13.00         336,000               9.5 years       12.89                 -              -
                          ----------                                            ----------
                           1,770,550                                               502,180
                          ==========                                            ==========

       The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:


                                        1997          1996
Risk free interest rate                  6%            6%
Expected dividend yield                  -             -
Expected lives                       10 years      10 years
Expected volatility                     76%            66%


       The total value of options granted during 1997 and 1996 was computed as approximately $3.7 million and $4.2 million, respectively. Of these amounts, approximately $434,000 and $1.4 million would have been charged to operations for the years ended December 31, 1997 and 1996, respectively, for currently vested options and the remaining amounts, $6.1 million and $2.8 million, would be amortized over the related vesting periods. The pro forma effect of SFAS No. 123 is as follows:

                                                                         1997              1996
        Net income (loss), as reported                             $ (4,362,000)      $   601,000
        Pro forma net loss                                           (4,796,000)         (225,000)
        Basic net income (loss) per share, as reported                    (0.54)             0.10
        Pro forma basic net loss per share                                (0.60)            (0.04)
        Diluted net income (loss) per share, as reported                  (0.54)             0.09
        Pro forma diluted net loss per share                              (0.60)            (0.04)

                           VIISAGE TECHNOLOGY, INC.

(10)   Shareholders' Equity (Continued)

       Employee Stock Purchase Plan

       In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan. Purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 1997, options to purchase 1,666 shares of common stock at $4.94 per share were vested under the plan. These shares were issued in 1998.

(11)  Quarterly Financial Data (Unaudited)

       The following table sets forth selected quarterly financial data for 1997 and 1996 (in thousands, except per share amounts):

                                                            1st               2nd              3rd             4th
                                                          Quarter           Quarter          Quarter         Quarter
        1997
          Revenues                                    $      7,178        $    8,554       $    6,026      $    7,630
          Project margin (loss)                              2,029             2,474            1,608          (2,845)
          Net income (loss)                                    569               690              107          (5,728)
          Basic net income (loss) per share                   0.07              0.09             0.01           (0.71)
          Diluted net income (loss) per share                 0.07              0.08             0.01           (0.71)

        1996
          Revenues                                    $      5,737        $    6,133       $    6,258      $    6,843
          Project margin                                     1,026             1,191            1,542           1,728
          Net income                                             6                68              285             242
          Basic net income per share                             -              0.01             0.05            0.03
          Diluted net income per share                           -              0.01             0.05            0.03

       Net income (loss) per share amounts have been restated to reflect the Company's adoption of SFAS No. 128 and SAB No. 98.

       The 1997 fourth quarter amounts reflect the impact of non-recurring charges for certain investments in technology, services and markets discussed in note 2.