Form 10-Q
period 1998-03-29
VIISAGE TECHNOLOGY INC
filed 1998-05-08
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarter Ended March 29, 1998.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from __________ to __________.

Commission File Number 000-21559





                            VIISAGE TECHNOLOGY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                               04-3320515
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

30 Porter Road, Littleton, MA                          01460
----------------------------------------               -----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (978)-952-2200
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
     [X]    Yes      [ ]   No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                         Outstanding at April 30, 1998
-----------------------------              -----------------------------
Common stock, $.001 par value                        8,069,648

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Balance Sheets as of March 29, 1998 and December 31, 1997.............................      1

         Condensed Statements of Operations for the three months ended March 29, 1998
         and March 30, 1997..............................................................................      2

         Condensed Statements of Cash Flows for the three months
         ended March 29, 1998 and March 30, 1997.........................................................      3

         Notes to Condensed Financial Statements.........................................................      4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................................................      6

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................................................     10

SIGNATURES...............................................................................................     11

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           VIISAGE TECHNOLOGY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                     MARCH 29,     DECEMBER 31,
                                                                       1998            1997
                                                                  ------------     ------------
                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and Cash equivalents                                       $      11        $   1,611
   Accounts receivable                                                 3,401            3,171
   Costs and estimated earnings in excess of billings                 27,102           25,483
   Other current assets                                                  636              423
                                                                  ------------     ------------
      Total current assets                                            31,150           30,688
Property and equipment, net                                           16,066           16,046
Other assets                                                             717              729
                                                                  ------------     ------------
                                                                   $  47,933        $  47,463
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $  10,825        $  12,253
   Accrued and deferred income taxes                                      --               16
   Current portion of long-term debt                                     549              549
   Obligations under capital leases                                    2,865            2,609
                                                                  ------------     ------------
      Total current liabilities                                       14,239           15,427
Long-term debt                                                         5,888            3,505
Obligations under capital leases                                       9,602            9,795
                                                                  ------------     ------------
                                                                      29,729           28,727
Shareholders' equity                                                  18,204           18,736
                                                                  ------------     ------------
                                                                   $  47,933        $  47,463
                                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                  ----------------------------
                                                                     MARCH 29,      MARCH 30,
                                                                       1998            1997
                                                                  ------------     ------------
Revenues                                                              $ 4,629          $ 7,178
Project costs                                                           3,713            5,149
                                                                  ------------     ------------
      Project Margin                                                      916            2,029
                                                                  ------------     ------------
Operating expenses:
   Sales and marketing                                                    591              572
   Research and development                                                17               35
   General and administrative                                             498              484
                                                                  ------------     ------------
      Total operating expenses                                          1,106            1,091
                                                                  ------------     ------------
      Operating income (loss)                                            (190)             938
Interest income (expense), net                                           (353)               6
                                                                  ------------     ------------
      Income (loss) before income taxes                                  (543)             944
Income taxes                                                               --              375
                                                                  ------------     ------------
      Net income (loss)                                                $ (543)         $   569
                                                                  ============     ============

Basic net income (loss) per share                                      $(0.07)         $  0.07
                                                                  ============     ============
Weighted average common shares                                          8,066            8,055
                                                                  ============     ============

Diluted net income (loss) per share                                    $(0.07)        $   0.07
                                                                  ============     ============
Weighted average common shares                                          8,066            8,666
                                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                  ----------------------------
                                                                     MARCH 29,      MARCH 30,
                                                                       1998            1997
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  (543)        $    569
   Adjustments to reconcile net income (loss) to net cash
   (used) provided by operating activities:
      Depreciation and amortization                                       845              344
      Changes in operating assets and liabilities:
         Accounts receivable                                             (230)            (194)
         Costs and estimated earnings in excess of billings            (1,619)          (5,687)
         Other current assets                                            (213)             (64)
         Accounts payable and accrued expenses                         (1,428)             441
         Accrued and deferred taxes                                       (16)             302
                                                                  ------------     ------------
              Net cash used for operating activities                   (3,204)          (4,289)
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of contract equipment converted to capital leases            (850)            (300)
   Additions to property and equipment                                    (15)            (113)
   Decrease in other assets                                                12                4
                                                                  ------------     ------------
              Net cash used for investing activities                     (853)            (409)
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net revolving credit borrowings                                      2,521               --
   Proceeds from sale/leaseback of equipment                              850              300
   Principal payments on long-term borrowings                            (138)              --
   Principal payments on obligations under capital leases                (787)            (199)
   Net proceeds from issuance of common stock                              11               --
                                                                  ------------     ------------
              Net cash provided by financing activities                 2,457              101
                                                                  ------------     ------------
Decrease in cash and cash equivalents                                  (1,600)          (4,597)
Cash and cash equivalents, beginning of period                          1,611           11,073
                                                                  ------------     ------------
Cash and cash equivalents, end of period                              $    11          $ 6,476
                                                                  ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                            $  310          $    71
                                                                  ============     ============
   Cash paid during the period for income taxes                        $   39          $    73
                                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.   Basis of Presentation

     The financial information included herein is unaudited, however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's 1997 Form 10-K.

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

     The results of operations for the period ended March 29, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     The condensed balance sheet as of December 31, 1997 has been derived from the audited financial statements for that date.


Note 2.   Income Taxes

     Due to the uncertainty surrounding the realization of the Company's net deferred tax asset the Company has provided a full valuation allowance against this amount. Income tax expense for 1997 was provided at the Company's estimated effective income tax rate.

Note 3.   Net Income (Loss) Per Share

     Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive impact of potential common stock.

     For 1998, the diluted per share amounts do not reflect the impact of options outstanding for 1,596,975 shares because their effect is antidilutive. For 1997, diluted net income per share reflects the 611,000 share dilutive effect of all common stock options outstanding during 1997 using the treasury stock method. Except for options, the Company does not have any other potential common stock

Note 4.   Reorganization Costs

     During the first quarter of 1998, the Company recorded non-recurring charges of approximately $230,000 related to a reorganization to reduce expenses in line with the Company's revised plan. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expense and $10,000 are included in general and administrative expense in the statement of operations.

Note 5.   Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. As required, the Company has adopted SFAS Nos. 129 and 130 and, as required, will adopt SFAS No. 131 in the fourth quarter. Adoption of these statements has not had and is not expected to have a material impact on the Company's required disclosures.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. Early adoption is encouraged. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The impact of adopting SOP 98-5 will be accounted for as the cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion 20, Accounting Changes. The Company is studying the new SOP and considering when it will adopt the SOP and what effect it will have on certain deferred precontract costs that are included in costs and estimated earnings in excess of billings in the accompanying balance sheets. Adoption of the new SOP could result in technical violations of certain financial covenants in the Company's debt agreement for which the Company would seek waivers.

                           VIISAGE TECHNOLOGY, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in the Company's 1997 Form 10-K.

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

     During 1997 and 1998, the Company's revenue growth has slowed significantly due primarily to procurement delays in its principal markets. The Company attributes these delays to an increase in political considerations affecting these procurement decisions, such as statewide elections, and increasing legislative interest in biometric solutions and inter-agency sharing of resources and information. The Company believes that election schedules could cause its public sector business to be more cyclical and legislative involvement could continue to lengthen procurement cycles until an appropriate model for inter-agency cooperation evolves. However, the Company believes that these developments should ultimately have a positive impact on growth because contracts involving multiple agencies could be larger and are more likely to incorporate biometrics like the Company's facial recognition technology. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth. The Company also believes that it is in the early stages of the product life cycle for solutions that incorporate facial recognition and multiple biometrics and is well positioned to meet customer needs as they develop.

     The Company provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the three months ended March 29, 1998, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 49% of revenues for the period.

     The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, as discussed more fully above, the Company believes its public sector business is subject to cyclical procurement delays that may be related to statewide election cycles.

Results of Operations
---------------------

Non-recurring Charge. During the first quarter of 1998, the Company recorded non-recurring charges of approximately $230,000 related to a reorganization to reduce expenses in line with the Company's revised plan for 1998. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expenses and $10,000 are included general and administrative expenses in the statement of operations.

Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues decreased 36% to $4.6 million in 1998 from $7.2 million in 1997. This decrease reflects the slowdown in new business awards during 1997 and 1998.

Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs, excluding non-recurring charges, increased to 79% for 1998 from 72% for 1997. This increase reflects the impact of older lower margin contracts in the overall revenue mix. Including non-recurring charges, project costs increased to 80% for 1997. Project margin, excluding non-recurring charges, decreased 52% to $966,000 (21% of revenues) from $2.0 million (28% of revenues) for 1997, reflecting lower revenues in 1998 and the impact of older lower margin contracts in the overall revenue mix for 1998. Including non-recurring charges, project margin decreased 55% to $916,000 (20% of revenues).

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses, excluding non-recurring charges, decreased 26% to $421,000 from $572,000 in 1997. This decrease principally reflects a reduction in marketing personnel during 1998 related to the reorganization discussed above. Including non-recurring charges, sales and marketing expenses increased 3% to $591,000 in 1998. As a percentage of revenues, sales and marketing expenses, excluding non-recurring charges, increased to 9% from 8% for 1997 due to the decrease in revenues for 1998 discussed above. Including non-recurring charges, sales and marketing expenses increased to 13% of revenues for 1998.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses decreased 51% to $17,000 in 1998 from $35,000 in 1997, and remained constant as a percentage of revenues at less than 1% each year. Expenditures for 1998 and 1997 relate primarily to the Company's facial recognition products. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the

Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees. General and administrative expenses, excluding non-recurring charges, were approximately the same as for 1997. Including non-recurring charges, general and administrative expenses increased 3% to $498,000 in 1998. As a percentage of revenues, general and administrative expenses, excluding non-recurring charges increased to 11% in 1998 from 7% in 1997 due to lower revenues in 1998. Including non-recurring charges, general and administrative expenses were also 11% of revenues for 1998.

Interest Expense. The increase in net interest expense to $353,000 in 1998 from net interest income of $6,000 in 1997 principally reflects increased borrowings during 1998 and a reduction in interest earned on cash equivalents in 1998.

Income Taxes. Due to the loss for 1998, no provision for income taxes was recorded. The Company did not record any tax benefit for the loss due to the uncertainty of when such benefit will be realized. Income tax expense for 1997 was provided at the Company's estimated effective tax rate.

Liquidity and Capital Resources
-------------------------------

     At March 29, 1998, working capital was $16.9 million compared to $15.3 million at December 31, 1997. The increase in working capital is due primarily to the increase in costs and estimated earnings in excess of billings.

     For the three months ended March 29, 1998, operations and investing activities utilized cash of approximately $3.2 million and $853,000, respectively, principally to fund increases in project assets and decreases in accounts payable. Financing was provided primarily by long-term borrowings and the project lease financing arrangement referred to below.

     The Company has a revolving credit agreement with a commercial bank that provides for unsecured borrowings of up to $10 million through June 1999 at the prime rate or other LIBOR-based options. At March 29, 1998, approximately $2.5 million was outstanding under the agreement. This agreement requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible net worth. The Company believes that it will continue to meet its debt covenants in 1998, however, this expectation is dependent on achieving new business forecasts. If the Company does not meet such covenants, the bank could require immediate repayment of amounts outstanding.

     The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $25.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At March 29, 1998, the Company had approximately $13 million available under the lease financing arrangement.

     The Company believes that cash flows from available borrowings and project leasing, as well as cash flows from operations if new business forecasts are achieved, will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional financing, if needed, will be available on favorable terms or at all. If the Company is unable to obtain additional capital, if needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

Impact of Year 2000 Issue
-------------------------

     The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they are written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company's accounting and information systems service provider has implemented a Year 2000 compliance program to ensure that the Company's accounting and information systems will function properly beyond 1999. Also, the Company believes that software sold by the Company to its customers either on a standalone basis or as part of a larger system integration project is Year 2000 compliant. Accordingly, the Company does not expect the costs related to these matters to be material to its financial position or results of operations in any given year. The Company does not believe that Year 2000 issues, if any, encountered by its suppliers, customers or financial institutions with have a material adverse impact on the Company. However, if problems related to any of these matters arise, such problems could have a material impact on the Company's operating results.

Accounting Pronouncements
-------------------------

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. Early adoption is encouraged. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The impact of adopting SOP 98-5 will be accounted for as the cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion 20, Accounting Changes. The Company is studying the new SOP and considering when it will adopt the SOP and what effect it will have on certain deferred precontract costs that are included in costs and estimated earnings in excess of billings in the accompanying balance sheets. Adoption of the new SOP could result in technical violations of certain financial covenants in the Company's debt agreement for which the Company would seek waivers.

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



                                   VIISAGE TECHNOLOGY, INC.


Date:  May 8, 1998                 By: /s/ Robert C. Hughes
                                      -------------------------------------
                                      Robert C. Hughes
                                      President and Chief Executive Officer



                                   By: /s/ William A. Marshall
                                      -------------------------------------
                                      William A. Marshall
                                      Chief Financial Officer