Form 10-Q
period 1998-06-28
VIISAGE TECHNOLOGY INC
filed 1998-08-13
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 1998.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559



                            VIISAGE TECHNOLOGY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                04-3320515
            --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


      30 Porter Road, Littleton, MA                   01460
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including
area code                                         (978)-952-2200
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
                                                        [X]  Yes    [_]  No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at July 31, 1998
 ---------------------------------            --------------------------------
   Common stock, $.001 par value                          8,076,840

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Balance Sheets as of June 28, 1998 and December 31, 1997...................  1

         Condensed Statements of Operations for the three months and six months ended
         June 28, 1998 and June 29, 1997......................................................  2

         Condensed Statements of Cash Flows for the six months
         ended June 28, 1998 and June 29, 1997................................................  3

         Notes to Condensed Financial Statements..............................................  4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................  7

PART II - OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders................................. 12

Item 6 -  Exhibits and Reports on Form 8-K.................................................... 12

SIGNATURES.................................................................................... 13


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                           VIISAGE TECHNOLOGY, INC.
                           Condensed Balance Sheets
                                (In thousands)

                                                               June 28,                  December 31,
                                                                 1998                        1997
                                                            --------------              --------------
                                                             (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                 $     -                     $ 1,611
     Accounts receivable                                         4,866                       3,171
     Costs and estimated earnings in excess of billings         26,294                      25,483
     Other current assets                                          529                         423
                                                               -------                     -------
           Total current assets                                 31,689                      30,688
Property and equipment, net                                     16,448                      16,046
Other assets                                                       719                         729
                                                               -------                     -------
                                                               $48,856                     $47,463
                                                               =======                     =======
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                     $10,426                     $12,253
     Accrued and deferred income taxes                               -                          16
     Current portion of long-term debt                             549                         549
     Obligations under capital leases                            2,944                       2,609
                                                               -------                     -------
           Total current liabilities                            13,919                      15,427
Long-term debt                                                   8,166                       3,505
Obligations under capital leases                                10,135                       9,795
                                                               -------                     -------
                                                                32,220                      28,727
Shareholders' equity                                            16,636                      18,736
                                                               =======                     =======
                                                               $48,856                     $47,463
                                                               =======                     =======

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                    ------------------------      ------------------------
                                                     June 28,      June 29,        June 28,      June 29,
                                                      1998          1997             1998          1997
                                                    ----------   ----------       ----------    ----------
Revenues                                            $   2,965      $ 8,554          $  7,594      $ 15,732
Project costs                                           2,622        6,080             6,335        11,229
                                                    ---------      -------          --------      --------
           Project Margin                                 343        2,474             1,259         4,503
                                                    ---------      -------          --------      --------
Operating expenses:
       Sales and marketing                                857          679             1,448         1,251
       Research and development                           102           16               119            51
       General and administrative                         537          580             1,035         1,064
                                                    ---------      -------          --------      --------
           Total operating expenses                     1,496        1,275             2,602         2,366
                                                    ---------      -------          --------      --------
           Operating income (loss)                     (1,153)       1,199            (1,343)        2,137
Interest expense, net                                    (415)         (48)             (768)          (42)
                                                    ---------      -------          --------       -------
           Income (loss) before income taxes           (1,568)       1,151            (2,111)        2,095
Income taxes                                                -          461                 -           836
                                                    =========      =======          ========      ========
           Net income (loss)                        $  (1,568)     $   690          $ (2,111)     $  1,259
                                                    =========      =======          ========      ========

Basic net income (loss) per share                   $   (0.19)     $  0.09          $  (0.26)     $   0.16
                                                    =========      =======          ========      ========
Weighted average common shares                          8,070        8,055             8,069         8,055
                                                    =========      =======          ========      ========

Diluted net income (loss) per share                 $   (0.19)     $  0.08          $  (0.26)     $   0.15
                                                    =========      =======          ========      ========
Weighted average common shares                          8,070        8,670             8,069         8,668
                                                    =========      =======          ========      ========

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                    --------------------------------
                                                                      June 28,              June 29,
                                                                       1998                   1997
                                                                    ----------             ----------
Cash Flows from Operating Activities:
     Net income (loss)                                             $   (2,111)             $    1,259
     Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
        Depreciation and amortization                                   1,700                     829
        Changes in operating assets and liabilities:
            Accounts receivable                                        (1,695)                 (1,172)
            Costs and estimated earnings in excess of billings           (811)                (10,719)
            Other current assets                                         (106)                   (105)
            Accounts payable and accrued expenses                      (1,827)                  1,423
            Accrued and deferred taxes                                    (16)                    716
                                                                   ----------              ----------
                  Net cash used for operating activities               (4,866)                 (7,769)
                                                                   ----------              ----------
Cash Flows from Investing Activities:
     Purchase of contract equipment converted to capital leases        (2,070)                 (2,005)
     Additions to property and equipment                                  (32)                   (282)
     Decrease in other assets                                              10                      78
                                                                   ----------              ----------
                  Net cash used for investing activities               (2,092)                 (2,209)
                                                                   ----------              ----------
Cash Flows from Financing Activities:
     Net revolving credit borrowings                                    4,936                       -
     Proceeds from sale/leaseback of equipment                          2,070                   2,005
     Principal payments on long-term borrowings                          (275)                      -
     Principal payments on obligations under capital leases            (1,395)                   (613)
     Net proceeds from issuance of common stock                            11                       -
                                                                   ----------              ----------
                  Net cash provided by financing activities             5,347                   1,392
                                                                   ----------              ----------

Decrease in cash and cash equilvalents                                 (1,611)                 (8,586)
Cash and cash equivalents, beginning of period                          1,611                  11,073
                                                                   ----------              ----------
Cash and cash equivalents,end of period                            $        -              $    2,487
                                                                   ==========              ==========
Supplemental cash flow information:
     Cash paid during the period for interest                      $      594              $      134
                                                                   ==========              ==========
     Cash paid during the period for income taxes                  $        -              $      120
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

      The results of operations for the periods ended June 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

      For 1998, the diluted per share amounts do not reflect the impact of options outstanding for 1,509,185 shares because their effect is antidilutive. For 1997, diluted net income per share reflects the dilutive effect (615,000 shares for the three months and 613,000 shares for the six months ended June 29,
1997) of all common stock options outstanding during 1997 using the treasury stock method. Except for options, the Company does not have any other potential common stock.

Note 4.  Restructuring Costs and Reorganization

      During the first quarter of 1998, the Company recorded non-recurring charges of approximately $230,000 related to a restructuring to reduce expenses in line with the Company's revised plan. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expense and $10,000 are included in general and administrative expense in the statement of operations.

      Effective June 1, 1998, the Company reorganized operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. Under the direction of the Company's Chief Executive Officer, the biometrics division will concentrate on product, market and channel development activities for Viisage's facial recognition and other biometric technologies. The Company's systems integration and identification card business will be operated as a separate division and profit center under the direction of the Company's Chief Operating Officer, and also serve as a market channel to the public sector for Viisage's biometric products.

Note 5.  Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. As required, the Company has adopted SFAS Nos. 129 and 130. Adoption of these statements did not have a material impact on the Company's required disclosures.

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. As required, the Company will adopt SFAS No. 131 in the fourth quarter and will provide the required financial disclosures for the systems integration and identification card and biometrics divisions referred to in Note 4.

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

Note 6.  Long-term Debt

      At June 28, 1998, the Company was not in compliance with certain covenants included in its revolving credit and term loan facility. In August 1998, the Company received a commitment letter from the bank to provide a new revolving credit facility to the Company through June 2000. Outstanding term and revolving credit borrowings will be repaid with funds from the new facility at closing. The new facility provides for revolving credit borrowings of up to $11 million through December 1998 and $10 million thereafter at the prime rate plus 1/2% or other LIBOR-based options. Borrowings over $9.5 million in 1998 and $8 million thereafter require prior bank consent. The new facility is secured by certain contract assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The new facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

      The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving new business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank could require immediate repayments of amounts outstanding.

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

      During 1997 and 1998, the Company's revenue growth has slowed significantly due primarily to procurement delays in its principal markets. The Company attributes these delays to an increase in political considerations affecting these procurement decisions, such as statewide elections, and increasing legislative interest in biometric solutions and inter-agency sharing of resources and information. The Company believes that these developments could cause its business to be more cyclical and continue to lengthen procurement cycles. However, the Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth. The Company also believes that it is in the early stages of the product life cycle for solutions that incorporate facial recognition and multiple biometrics and is well positioned to meet customer needs as they develop.

      Effective June 1, 1998, the Company reorganized operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. Under the direction of the Company's Chief Executive Officer, the biometrics division will concentrate on product, market and channel development activities for Viisage's facial recognition and other biometric technologies. The Company's systems integration and identification card business will be operated as a separate division and profit center under the direction of the Company's Chief Operating Officer, and also serve as a market channel to the public sector for Viisage's biometric products.

      The Company's systems integration and identification card division provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the six months ended June 28, 1998, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 46% of revenues for the period.

      The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, as discussed more fully above, the Company believes its systems integration and identification card business is subject to cyclical procurement delays that may be related to statewide election cycles.

Results of Operations
---------------------

Non-recurring Charge. During the first quarter of 1998, the Company recorded non-recurring charges of approximately $230,000 related to a restructuring to reduce expenses in line with the Company's revised plan for 1998. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expenses and $10,000 are included general and administrative expenses in the statement of operations.

Revenues. Systems integration and identification card division (SI division) revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues decreased 65% to $3.0 million for the quarter ended June 28, 1998 from $8.5 million for the comparable period in 1997. For the six months ended June 28, 1998, revenues decreased 52% to $7.6 million from $15.7 million for the same period in 1997. These decreases reflect the slowdown in new business awards during 1997 and 1998. Biometrics division revenues for the periods were not material.

Project Costs and Margin. SI division project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs increased to 88% and 83% for the quarter and six months ended June 28, 1998, respectively, from 71% for the comparable periods in 1997. These increases are due primarily to the impact of lower margin contracts in the overall revenue mix. Second quarter overhead variances resulting from lower than anticipated 1998 revenues and first quarter restructuring costs also increased project costs by approximately 4.6% and 2.5% for the quarter and year-to-date periods, respectively. Project margin decreased 86% to $343,000 (12% of revenues) for the quarter ended June 28, 1998 from $2.5 million (29% of revenues) for the comparable period in 1997. For the six months ended June 28, 1998, project margin decreased 72% to $1.3 million (17% of revenues) from $4.5 million (29% of revenues) for the same period in 1997.
These decreases reflect lower revenues in 1998 and the increase in project costs discussed above. Biometrics division project costs for the periods were not material.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. SI division sales and marketing expenses for the quarter ended June 28, 1998 decreased 1% to $675,000 from $679,000 for the comparable period in 1997. For the six months ended June 28, 1998, SI division sales and marketing expenses, excluding non-recurring charges, decreased 12% to $1,096,000 from $1,251,000 in 1997. These changes reflect the allocation of certain SI division resources to sales and marketing as part of the reorganization discussed above and the reduction in headcount in connection with the first quarter restructuring mentioned above. Including non-recurring charges, SI division sales and marketing expenses increased 1% to $1,266,000 for the six months ended June 28, 1998. As a percentage of revenues, SI division sales and marketing expenses, excluding non-recurring charges, increased to 23% for the quarter and 14% for the six month period ended June 28, 1998 from 8% for the comparable periods in 1997 due to the decrease in 1998 revenues discussed above. Including non-recurring charges, SI division sales and marketing expenses for 1998 increased to 23% and 17% for the quarter and year-to-date periods, respectively. Sales and marketing expenses since the reorganization for the biometrics division were $182,000.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. SI division research and development expenses for the quarter and year-to-date periods were $27,000 and $44,000, respectively, in 1998 compared to $16,000 and $51,000 for the comparable periods in 1997. Biometrics division research and development expenses since the reorganization were $75,000. Expenditures for 1998 and 1997 relate primarily to the Company's facial recognition products. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees and are shared by the Company's two divisions. General and administrative expenses decreased 7% to $537,000 for the quarter ended June 28, 1998 from $580,000 for the comparable period in 1997.
For the six months ended June 28, 1998, general and administrative expenses decreased 3% to $1.0 million from $1.1 million for the same period in 1997. These decreases reflect cost savings from the restructuring discussed above. As a percentage of revenues, general and administrative expenses increased to 18% and 14% for the quarter and six month period ended June 28, 1998, respectively, from 7% for the comparable periods in 1997 due primarily to lower revenues in 1998.

Interest Expense. The increases in net interest expense to $415,000 and $768,000 for the quarter and six months ended June 28, 1998, respectively, from net interest expense of $48,000 and $42,000 for the comparable periods in 1997 reflect increased borrowings during 1998 and a reduction in interest earned on cash equivalents in 1998.

Income Taxes. The Company did not record any tax benefit for the 1998 loss due to the uncertainty of when such benefit will be realized. Income tax expense for 1997 was provided at the Company's estimated effective tax rate.

Liquidity and Capital Resources
-------------------------------

      At June 28, 1998, working capital was $17.8 million compared to $15.3 million at December 31, 1997. The increase in working capital is due primarily to the increases in accounts receivable and costs and estimated earnings in excess of billings.

      For the six months ended June 28, 1998, operations and investing activities utilized cash of approximately $4.9 million and $2.1 million, respectively, principally to fund increases in project assets and changes in working capital. Financing was provided primarily by long-term borrowings and the project lease financing arrangement referred to below.

      At June 28, 1998, the Company was not in compliance with certain covenants included in its revolving credit and term loan facility. In August 1998, the Company received a commitment letter from the bank to provide a new revolving credit facility to the Company through June 2000. Outstanding term and revolving credit borrowings will be repaid with funds from the new facility at closing. The new facility provides for revolving credit borrowings of up to $11 million through December 1998 and $10 million thereafter at the prime rate plus 1/2% or other LIBOR-based options. Borrowings over $9.5 million in 1998 and $8 million thereafter require prior bank consent. The new facility is secured by certain contract assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The new facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

      The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving new business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank could require immediate repayment of amounts outstanding.

      The Company also has a system project lease financing arrangement with a commercial leasing organization providing for project financing of up to $25.0 million. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At June 28, 1998, the Company had approximately $13 million available under the lease financing arrangement, subject to lessor approval.

      The Company plans to raise capital, as needed, to fund biometrics division expenses and believes that cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all. If the Company is unable to obtain additional capital, as needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

Accounting Pronouncements
-------------------------

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. As required, the Company will adopt SFAS No. 131 in the fourth quarter and will provide the required financial disclosures for the systems integration and identification card and biometrics divisions.

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

Impact of Year 2000 Issue
-------------------------

      The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they are written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company's accounting and information systems service provider has implemented a Year 2000 compliance program to ensure that the Company's accounting and information systems will function properly beyond 1999. Also, the Company believes that software sold by the Company to its customers either on a standalone basis or as part of a larger system integration project is Year 2000 compliant or can be made Year 2000 compliant with minor modifications. Accordingly, the Company does not expect the costs related to these matters to be material to its financial position or results of operations in any given year. The Company is not aware of any Year 2000 issues encountered or expected to be encountered by its suppliers, customers or financial institutions and is planning to conduct a survey before yearend to identify potential issues. If problems related to any of these matters arise, such problems could have a material impact on the Company's operating results.

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

                            VIISAGE TECHNOLOGY, INC.



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      New Board of Directors member, Charles E. Levine was elected to a two-year term, Board of Directors members, Charles J. Johnson and Harriet Mouchly-Weiss were elected to three-year terms and the Company's selection of independent public accountants was ratified at the Annual Meeting of Shareholders held on May 12, 1998. The terms of Board of Directors members, Denis K. Berube, Peter Nessen and Thomas J. Reilly continued after the Annual Meeting. A total of 7,772,912 shares out of the total outstanding shares of 8,067,398 voted at the Annual Meeting. The vote to elect Charles E. Levine was 7,752,587 for and 20,325 withheld, the vote to elect Charles J. Johnson and Harriet Mouchly-Weiss was 7,753,487 for and 19,425 withheld and the vote to ratify the Company's selection of independent public accountants was 7,766,837 for, 5,275 against and 800 abstained.

Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibits

             10.19 Debt Commitment Letter from State Street Bank
                   dated August 12, 1998

             27    Financial Data Schedule


      (b)    Reports on Form 8-K

             None

                            VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VIISAGE TECHNOLOGY, INC.


Date:  August 13, 1998                      By:  /s/   Robert C. Hughes
                                                 ----------------------
                                                 Robert C. Hughes
                                                 President and Chief
                                                 Executive Officer



                                            By:  /s/   William A. Marshall
                                                 -------------------------
                                                 William A. Marshall
                                                 Chief Financial Officer