Form 10-Q
period 1998-09-27
VIISAGE TECHNOLOGY INC
filed 1998-11-12
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 1998.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559





                           VIISAGE TECHNOLOGY, INC.
                 ____________________________________________
             (Exact name of registrant as specified in its charter)


Delaware                                                 04-3320515
-------------------------------                          ----------------------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                           Identification No.)

30 Porter Road, Littleton, MA                            01460
---------------------------------------                  ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (978)-952-2200
                                                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  x     No
        ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



             Class                           Outstanding at October 31, 1998
-----------------------------               -------------------------------

Common stock, $.001 par value                            8,376,840

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX



                                                                          PAGE
                                                                          ----


PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Balance Sheets as of September 27, 1998 and
          December 31, 1997.............................................     1

          Condensed Statements of Operations for the three months and
          nine months ended September 27, 1998 and September 28, 1997...     2

          Condensed Statements of Cash Flows for the nine months
          ended September 27, 1998 and September 28, 1997...............     3

          Notes to Condensed Financial Statements.......................     4

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     8


PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K..............................    14



SIGNATURES..............................................................    15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       VIISAGE TECHNOLOGY, INC.
                       CONDENSED BALANCE SHEETS
                            (IN THOUSANDS)

                                                            September 27,           December 31,
                                                                1998                    1997
                                                            -------------           ------------
                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                              $           -           $      1,611
     Accounts receivable                                            3,679                  3,171
     Costs and estimated earnings in excess of billings            26,036                 25,483
     Other current assets                                             545                    423
                                                            -------------           ------------
         Total current assets                                      30,260                 30,688
Property and equipment, net                                        15,524                 16,046
Other assets                                                          684                    729
                                                            -------------           ------------
                                                            $      46,468           $     47,463
                                                            =============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                  $       9,786           $     12,253
     Accrued and deferred income taxes                                  -                     16
     Current portion of long-term debt                                549                    549
     Obligations under capital leases                               3,238                  2,609
                                                            -------------           ------------
         Total current liabilities                                 13,573                 15,427
Long-term debt                                                      9,026                  3,505
Obligations under capital leases                                    9,217                  9,795
                                                            -------------           ------------
                                                                   31,816                 28,727
                                                            -------------           ------------
Shareholders' Equity                                               14,652                 18,736
                                                            -------------           ------------
                                                             $     46,468           $     47,463
                                                            =============           ============



The accompanying notes are an integral part of these financial statements.

                    VIISAGE TECHNOLOGY, INC.
               CONDENSED STATEMENTS OF OPERATIONS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)

                                                                  Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 27,      September 28,       September 27,      September 28,
                                                              1998               1997                1998               1997
                                                          -------------      -------------       -------------      -------------
Revenues                                                  $       4,241      $       6,026      $       11,836      $      21,758
Project costs                                                     4,056              4,418              10,676             15,647
                                                          -------------      -------------       -------------      -------------
         Project Margin                                             185              1,608               1,160              6,111
                                                          -------------      -------------       -------------      -------------
Operating expenses:
     Sales and marketing                                            395                726               1,843              1,977
     Research and development                                       143                 55                 262                106
     General and administrative                                     510                539               1,545              1,603
                                                          -------------      -------------       -------------      -------------
         Total operating expenses                                 1,048              1,320               3,650              3,686
                                                          -------------      -------------       -------------      -------------
         Operating income (loss)                                   (863)               288              (2,490)             2,425
Interest expense, net                                               424                110               1,191                152
                                                          -------------      -------------       -------------      -------------
         Income (loss) before income taxes and
           cumulative effect of change in
           accounting principle                                  (1,287)               178              (3,681)             2,273
Income taxes                                                          -                 71                   -                907
                                                          -------------      -------------       -------------      -------------
         Income (loss) before cumulative effect
           of change in accounting principle                     (1,287)               107              (3,681)             1,366
Cumulative effect of change in accounting principle                   -                  -              (1,038)                 -
                                                          -------------      -------------       -------------      -------------
         Net income (loss)                                $      (1,287)     $         107       $      (4,719)     $       1,366
                                                          =============      =============       =============      =============
Basic net income (loss) per share before cumulative
     effect of change in accounting principle             $       (0.16)     $        0.01       $       (0.45)     $        0.17
Basic net income (loss) per share                         $       (0.16)     $        0.01       $       (0.58)     $        0.17
                                                          =============      =============       =============      =============
Weighted average common shares                                    8,170              8,055               8,100              8,055
                                                          =============      =============       =============      =============

Diluted net income (loss) per share before cumulative
     effect of change in accounting principle             $       (0.16)     $        0.01       $       (0.45)      $       0.16
Diluted net income (loss) per share                       $       (0.16)     $        0.01       $       (0.58)      $       0.16
                                                          =============      =============       =============       ============
Weighted average common shares                                    8,170              8,719               8,100              8,685
                                                          =============      =============       =============       ============



The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                               ------------------------------------------
                                                                               September 27,                September 28,
                                                                                    1998                         1997
                                                                               -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $      (4,719)               $       1,366
     Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
         Depreciation and amortization                                                 2,630                        1,349
         Cumulative effect of change in accounting principle                           1,038                            -
         Changes in operating assets and liabilities:
            Accounts receivable                                                         (508)                      (1,157)
            Costs and estimated earnings in excess of billings                        (1,591)                     (13,966)
            Other current assets                                                        (122)                        (186)
            Accounts payable and accrued expenses                                     (2,467)                       2,829
            Accrued and deferred taxes                                                   (16)                         717
                                                                               -------------                -------------
                Net cash used for operating activities                                (5,755)                      (9,048)
                                                                               -------------                -------------

CASH FLOWS fROM INVESTING ACTIVITIES:
     Purchase of contract equipment converted to capital leases                       (2,070)                      (4,195)
     Additions to property and equipment                                                 (38)                        (391)
     Decrease in other assets                                                             45                          138
                                                                               -------------                -------------
                Net cash used for investing activities                                (2,063)                      (4,448)
                                                                               -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net revolving credit borrowings                                                   5,952                            -
     Proceeds from sale/leaseback of equipment                                         2,070                        4,195
     Principal payments on long-term borrowings                                         (431)                           -
     Principal payments on obligations under capital leases                           (2,019)                        (856)
     Net proceeds from issuance of common stock                                          635                           79
                                                                               -------------                -------------
                Net cash provided by financing activities                              6,207                        3,418
                                                                               -------------                -------------
Decrease in cash and cash equivalents                                                 (1,611)                     (10,078)
Cash and cash equivalents, beginning of period                                         1,611                       11,073
                                                                               -------------                -------------
Cash and cash equivalents, end of period                                       $           -               $          995
                                                                               =============               ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                  $         967                $         329
                                                                               =============               ==============
     Cash paid during the period for income taxes                              $           -                $         143
                                                                               =============               ==============



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

      The results of operations for the periods ended September 27, 1998 are not indicative of the operating results to be expected for the full year.

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


Note 3.    Net Income (Loss) Per Share

      During the quarter, the Company issued 300,000 shares of common stock to Lau Technologies (Lau), its majority shareholder, for $2.00 per share or $600,000. The Company also issued 509,091 options to Lau during the quarter in connection with restructuring its financing facilities. Such options are exercisable through August 2001 at $2.75 per share. On November 3, 1998, the Company's Board of Directors appointed Thomas J. Colatosti, formerly the Company's Chief Operating Officer, President and Chief Executive Officer. In connection with such appointment, the Board granted Mr. Colatosti, subject to certain vesting requirements, options to purchase approximately 597,000 shares of the Company's common stock at an exercise price of $0.94 per share. In November 1998, the Company issued an $800,000, 4% convertible subordinated note to Lau. The note and related accrued interest are convertible into shares of the Company's common stock at any time prior to October 15, 1999 at $1.58 per share.

     Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share includes the dilutive impact of potential common stock.

      For 1998, the diluted per share amounts do not reflect the impact of options outstanding at September 27, 1998 for approximately 2,133,000 shares because their effect is antidilutive. For 1997, diluted net income per share reflects the dilutive effect (664,000 shares for the three months and 630,000 shares for the nine months ended September 28, 1997) of all common stock options outstanding during 1997 using the treasury stock method. Except for options and the convertible note referred to above, the Company does not have any other potential common stock.

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

      Effective June 1, 1998, the Company reorganized operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. Under the direction of the Company's Chief Executive Officer, the biometrics division will concentrate on product, market and channel development activities for Viisage's facial recognition and other biometric technologies. The Company's systems integration and identification card business will be operated as a separate division and profit center and also serve as a market channel to the public sector for Viisage's biometric products.

Note 5.    Change in Accounting for Start-Up Costs

      In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. Early adoption is encouraged. The Company adopted SOP 98-5 during the third quarter of 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The Company previously capitalized certain start-up costs as pre-contract costs in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to related contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of the year. The cumulative effect of the change in accounting principle as of January 1, 1998 was recorded as a one-time charge of $1,038,000 to the Company's year-to-date results. Year-to-date project costs also include start-up costs of $283,000 which were incurred in the first quarter of 1998. The effect of the change on the nine months ended September 27, 1998 was to increase the loss before change in accounting principle by $283,000, or $0.03 per basic and diluted share, and to increase net loss by $1,321,000, or $0.16 per basic and diluted share.

      The effect of the change in accounting principle on the first and second quarters of 1998 is as follows (in thousands):

                                                                         Three Months Ended
                                                                   ------------------------------
                                                                      March 29,         June 28,
                                                                        1998              1998
                                                                   ------------      ------------

Net loss as previously reported                                    $       (543)     $     (1,568)
Adjustment for the effect of change in accounting principle
 applied retroactively                                                     (283)                -
                                                                   ------------      ------------
Loss before cumulative effect of change in accounting
 principle as adjusted                                                     (826)           (1,568)
Cumulative effect of change in accounting principle                      (1,038)                -
                                                                   ------------      ------------
Net loss as adjusted                                               $     (1,864)     $     (1,568)
                                                                   ============      ============

Basic and diluted per share amounts:
     Net loss as previously reported                               $      (0.07)     $      (0.19)
     Adjustment for the effect of change in accounting
      principle applied retroactively                                     (0.03)                -
                                                                   ------------      ------------
     Loss before cumulative effect of change in accounting
      principle as adjusted                                               (0.10)            (0.19)
     Cumulative effect of change in accounting principle                  (0.13)                -
                                                                   ------------      ------------
     Net loss as adjusted                                          $      (0.23)     $      (0.19)
                                                                   ============      ============


Note 6.    Long-term Debt

      At June 28, 1998, the Company was not in compliance with certain covenants included in its revolving credit and term loan facility. In August 1998, the Company received a commitment letter from the bank to provide a new revolving credit facility to the Company through June 2000 and is currently working with the bank to finalize documentation related to such facility. Outstanding term and revolving credit borrowings will be repaid with funds from the new facility at closing. The new facility provides for revolving credit borrowings of up to $11 million through December 1998 and $10 million thereafter at the prime rate plus 1/2% or other LIBOR-based options. Borrowings over $9.5 million in 1998 and $8 million thereafter require prior bank consent. The new facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The new facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

      The Company has a system project lease financing arrangement with a commercial leasing organization under which the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The current arrangement provides for project financing of up to $15.0 million which has been reduced from $25.0 million to reflect the Company's current operations.

     The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving new business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.


Note 7.    Accounting Pronouncements

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

Overview
--------

      Viisage develops and implements turnkey digital identification systems and solutions intended to improve personal convenience and security, deter fraud and reduce customers' identification program costs. The Company combines its systems integration and software design capabilities with its proprietary software and hardware products to create complete customized solutions. Viisage's products are currently operating at approximately 1,000 locations. Applications can include systems and cards for national ID's, driver's licenses, law enforcement, voter registration, social services, access control and information, healthcare, financial services and retail. In addition, Viisage is commercializing patented facial recognition technology for the real-time and large database identification and verification of individuals.

      During 1997 and 1998, the Company's revenue growth has slowed significantly due primarily to lengthening procurement cycles in its principal markets and a strong competitive market place. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth. The Company also believes that it is in the early stages of the product life cycle for solutions that incorporate facial recognition and multiple biometrics and is well positioned to meet customer needs as they develop.

      Effective June 1, 1998, the Company reorganized operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. Under the direction of the Company's Chief Executive Officer, the biometrics division will concentrate on product, market and channel development activities for Viisage's facial recognition and other biometric technologies. The Company's systems integration and identification card business will be operated as a separate division and profit center and also serve as a market channel to the public sector for Viisage's biometric products.

      On November 3, 1998, the Company's Board of Directors appointed Thomas J. Colatosti, formerly the Company's Chief Operating Officer, President and Chief Executive Officer.

      The Company's systems integration and identification card division
("SI Division") provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived by its systems integration an d identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the nine months ended September 27, 1998, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 40% of revenues for the period.

      The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its systems integration and identification card business is subject to cyclical procurement delays that may be related to statewide election cycles and other political considerations.

Results of Operations
---------------------

Non-recurring Charges and Accounting Change. During the first quarter of 1998, the Company recorded non-recurring charges of approximately $230,000 related to a restructuring to reduce expenses in line with the Company's revised plan for 1998. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expenses and $10,000 are included in general and administrative expenses in the statement of operations.

      The Company elected early adoption of Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred rather than capitalized. The Company previously capitalized certain start-up costs as pre-contract costs under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of the year. The cumulative effect of the change in accounting principle of $1,038,000 was recorded as a one-time charge in the Company's results for the nine months ended September 27, 1998. Year-to-date project costs also include start-up costs of $283,000 which were incurred in the first quarter of 1998.

Revenues. Systems integration and identification card division (SI division) revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues decreased 30% to $4.2 million for the quarter ended September 27, 1998 from $6.0 million for the comparable period in 1997. For the nine months ended September 27, 1998, revenues decreased 46% to $11.8 million from $21.8 million for the same period in 1997. These decreases reflect the slowdown in new business awards during 1997 and 1998. Biometrics division revenues for the periods were not material.

Project Costs and Margin. SI division project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs increased to 96% and 90% for the quarter and nine months ended September 27, 1998, respectively, from 73% and 72% for the comparable periods in 1997. These increases reflect the impact of lower margin contracts in the overall revenue mix. Increases also reflect revisions to cost to complete estimates due in part to enhancements to central production operations and technology and transitioning to an in-house maintenance organization, overhead variances resulting from lower than anticipated 1998 revenues and, for the year-to-date period, the early adoption of SOP 98-5 and first quarter restructuring costs. These costs and adjustments increased project costs by approximately 12.9% and 10.1% of revenues for the quarter and year-to-date periods, respectively. Project margin decreased 88% to $185,000 (4% of revenues) for the quarter ended September 27, 1998 from $1.6 million (27% of revenues) for the comparable period in 1997. For the nine months ended September 27, 1998, project margin decreased 81% to $1.2 million (10% of revenues) from $6.1 million (28% of revenues) for the same period in 1997. These decreases reflect lower revenues in 1998 and the increases in project costs discussed above. Biometrics division project costs for the periods were not material.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. SI division sales and marketing expenses for the quarter ended September 27, 1998 decreased 66% to $244,000 from $726,000 for the comparable period in 1997. For the nine months ended September 27, 1998, SI division sales and marketing expenses, excluding non-recurring charges, decreased 25% to $1,485,000 from $1,977,000 in 1997. These changes reflect the allocation of certain SI division resources to sales and marketing as part of the reorganization discussed above and the reduction in headcount in connection with the first quarter restructuring mentioned above. Including non-recurring charges, SI division sales and marketing expenses decreased 16% to $1,655,000 for the nine months ended September 27, 1998. As a percentage of revenues, SI division sales and marketing expenses, excluding non-recurring charges, decreased to 6% for the quarter ended September 27, 1998 from 12% for the comparable period in 1997 and increased to 13% for the nine month period ended September 27, 1998 from 9% for the comparable period in 1997, due to the decrease in 1998 revenues discussed above. Including non-recurring charges, SI division sales and marketing expenses for 1998 increased to 14% for the year-to-date period. Sales and marketing expenses since the reorganization for the biometrics division were $188,000.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects.
There were no SI division research and development expenses for the quarter compared to $16,000 for the comparable period in 1997. Year-to-date SI division research and development expenses were $15,000 compared to $51,000 for the comparable period in 1997. Biometrics division research and development expenses since the reorganization were $143,000 and $247,000 for the quarter and nine months ended September 27, 1998, respectively. Expenditures for 1998 and 1997 relate primarily to the Company's facial recognition products. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees and are shared by the Company's two divisions. General and administrative expenses decreased 5% to $510,000 for the quarter ended September 27, 1998 from $539,000 for the comparable period in 1997. For the nine months ended September 27, 1998, general and administrative expenses decreased 4% to $1.5 million from $1.6 million for the same period in 1997. These decreases reflect cost savings from the restructuring discussed above. As a percentage of revenues, general and administrative expenses increased to 12% and 13% for the quarter and nine month period ended September 27, 1998, respectively, from 9% and 7% for the comparable periods in 1997 due primarily to lower revenues in 1998.

Interest Expense. The increases in net interest expense to $424,000 and $1,191,000 for the quarter and nine months ended September 27, 1998, respectively, from net interest expense of $110,000 and $152,000 for the comparable periods in 1997 reflect increased borrowings during 1998 and a reduction in interest earned on cash equivalents in 1998.

Income Taxes. The Company did not record any tax benefit for the 1998 loss due to the uncertainty of when such benefit will be realized. Income tax expense for 1997 was provided at the Company's estimated effective tax rate.

Liquidity and Capital Resources
-------------------------------

      At September 27, 1998, working capital was $16.7 million compared to $15.3 million at December 31, 1997. The increase in working capital is due primarily to the increase in costs and estimated earnings in excess of billings, net of the decrease in accounts payable and accrued expenses.

      For the nine months ended September 27, 1998, operations and investing activities utilized cash of approximately $5.8 million and $2.1 million, respectively, principally to fund increases in project assets and changes in working capital. Financing was provided primarily by long-term borrowings and the project lease financing arrangement referred to below.

     At June 28, 1998, the Company was not in compliance with certain covenants included in its revolving credit and term loan facility. In August 1998, the Company received a commitment letter from the bank to provide a new revolving credit facility to the Company through June 2000 and is currently working with the bank to finalize documentation related to such facility. Outstanding term and revolving credit borrowings will be repaid with funds from the new facility at closing. The new facility provides for revolving credit borrowings of up to $11 million through December 1998 and $10 million thereafter at the prime rate plus 1/2% or other LIBOR-based options. Borrowings over $9.5 million in 1998 and $8 million thereafter require prior bank consent. The new facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The new facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

      The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million which has been reduced from $25.0 million to reflect the Company's current operations. At September 27, 1998, the Company had approximately $3 million available under the lease financing arrangement, and is currently negotiating additional project financing arrangements.

     The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving new business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

     During the quarter, the Company issued 300,000 shares of Common Stock to Lau Technologies (Lau), its majority shareholder, for $2.00 per share or $600,000. In November 1998, the Company also issued an $800,000, 4% convertible subordinated note to Lau. The note and related accrued interest are convertible into the Company's common stock at any time prior to October 15, 1999 at $1.58 per share.

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



                              VIISAGE TECHNOLOGY, INC.


Date:  November 12, 1998      By:  /s/   Thomas J. Colatosti
                                   -------------------------
                                   Thomas J. Colatosti
                                   President and Chief Executive Officer



                              By:  /s/   William A. Marshall
                                   -------------------------
                                   William A. Marshall
                                   Chief Financial Officer