Form 10-K
period 1998-12-31
VIISAGE TECHNOLOGY INC
filed 1999-04-26
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year  Ended December 31, 1998

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559

                           VIISAGE TECHNOLOGY, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                     04-3320515
---------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

30 Porter Road,  Littleton,  MA                              01460
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978)-952-2200
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                  Name of exchange on which registered
      -------------------                  ------------------------------------
  Common Stock $.001 par value                     NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]Yes   No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1999, was approximately $4 million.

As of March 15, 1999, the registrant had 8,392,168 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999, are incorporated by reference into
Part III.

                                    PART I

Item 1. Business
        --------

  (a) General Development of Business
      -------------------------------

     Viisage Technology, Inc. (Viisage or the Company), is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies. Since its inception in 1993, the Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,000 locations in 11 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service.

     The Company began operations in 1993 as a division of Lau Technologies
  (Lau), a provider of systems integration services and products for sophisticated electronic systems. In November 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company and the Company completed its initial public offering. The Company is currently a 65% owned subsidiary of Lau.

     On November 3, 1998, the Company's Board of Directors appointed Thomas J. Colatosti, formerly the Company's Chief Operating Officer, President and Chief Executive Officer.

     During 1997 and 1998, the Company's revenue growth slowed significantly due primarily to lengthening procurement delays in its principal markets and a strong competitive market place. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth.

     Effective June 1, 1998, the Company reorganized its operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. The biometrics division is focused on product, market and channel development activities in three principal areas: facility access control; PC network and internet access security; and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies. The Company believes that it is in the early stages of an emerging and high growth market for biometric identification solutions, particularly facial recognition solutions in the government and commercial markets. In September 1998, the Company's technology partner and principal shareholder, Lau, was awarded a $2.8 million development contract for facial recognition systems by the U.S. Department of Defense which involved Viisage as a subcontractor. The Company believes that the leadership from the Federal Government in using facial biometrics as well as other recent awards and OEM arrangements validates the Company's technology and helps create credibility for the emerging global market.

     The SI division provides systems and services principally under contracts that generally have five to seven year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from SI division public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts.

  (b) Financial Information about Industry Segments
      ---------------------------------------------

     The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has two reportable business segments represented by its SI division and biometrics division discussed in item (a). For financial information about industry segments see Note 11 of Notes to Financial Statements.

  (c) Description of Business
      ------------------------

  (i) Principal Products and Services
      -------------------------------

  Industry Background

     The need for proper identification impacts most people every day. The desire for personal convenience, the significant and increasing costs of fraud and the growing concern over declining personal security have become driving forces behind the global need for effective identification solutions.
  Starting with only a fake driver's license, an individual is able to create multiple identities, commit fraud, evade law enforcement and engage in other criminal activities that have significant financial and societal implications. Password security and identity card systems can also be compromised if someone obtains a password or identity card and uses this information to gain unauthorized access to facilities, networks or information.

    In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Advances in and the acceptance of digital technology have led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and imbedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself through the use of bar codes, magnetic stripes and "smart" cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record-keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience for system users.

    As an additional means of improving personal convenience and security and deterring fraud, identification systems have increasingly used biometrics (unique biological characteristics) to verify personal identities. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data, hand geometry and others, with fingerprints enjoying wide usage in law enforcement. However, unlike other biometrics, a facial image can be easily verified visually and can be captured in an unobtrusive manner via a photograph, making it a practical means of identification. When two or more biometric identifiers are used together, the statistical probability of properly identifying an individual increases. The Company generally advocates the use of multiple biometrics and can incorporate these technologies into its solutions.

    Applications for digital identification systems and biometrics are increasing as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is also focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. The Company believes that public and commercial sector applications for digital identification systems and biometrics will include national ID's, driver's licenses, law enforcement, voter registration, social services, access control, PC network and internet access security, ATMs, retail point-of-sale transaction processing and administration of health care benefits.

    The emergence of digital identification systems and biometrics present significant challenges for integrating these systems with customers' existing software, hardware and computing environments. Consequently, customers are seeking complete, integrated solutions to overcome these issues.

  Products and Services

  Digital Identification Systems

    The Company's SI division develops and implements digital identification systems and solutions and serves as a channel to the public sector for the biometrics division. The SI division's systems can produce identification cards that are virtually tamper proof and utilize facial recognition and other biometrics with or without cards for the real-time identification (one-to-many) and verification (one-to-one) of individuals.

     Depending on the customer's needs, the SI division offers ''instant issue'' systems which produce identification cards on location in minutes, and central production systems which receive the information electronically from the point of capture and produce cards from a secure off-site processing location which are later mailed to recipients in several days. The facial images captured by the SI division's card systems can provide the content (face bases) for identification and verification applications.

    In a Viisage card system the facial image and other information are captured in digital format at the SI division's PC-based Image Capture Workstation which usually incorporates the SI division's proprietary SensorMast. Compact and self-contained, Viisage workstations can easily be linked to a central image storage device, central card production unit and other remote devices using an existing network, custom designed data communications or the World Wide Web. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The Viisage Quality Advisor can be used to assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards. Alternatively, with a central production system, a high speed manufacturing unit produces the cards, and an integrated card delivery unit prepares the cards for mailing. When central production is selected, such systems incorporate the SI division's proprietary Visual Inspection System for quality control of all cards produced. Every system delivers top quality, tamper-resistant identification cards customized to meet the customer's information, delivery and security needs. A wide range of optional features are available including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart cards and a number of other features.

    Systems Integration and Software Design Capabilities. In addition to the SI division's systems integration capabilities, an important aspect of its services and ability to deliver turnkey solutions for its customers involves the design of customized software. Viisage's proprietary software controls the system and integrates the system components, including the SensorMast and Visual Inspection System and a variety of third party components and technologies used by its customers. The SI division has designed software to support all current industry standard operating systems (e.g., Windows NT, Windows 95, Unix and OS/2), network protocols (e.g., Novell Netware, TCP/IP and SNA), database products (e.g., Sybase or Oracle) and client/server architectures. The SI division's software design and systems integration capabilities enable it to accommodate most computing environments and customers with special requirements.

    Proprietary Products. The SI division's proprietary products and related software are described below:

    . The SensorMast is a fully-integrated, secure tower unit which incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

    . The Visual Inspection System automatically evaluates cards produced by the SI division's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity which is otherwise performed manually and is a potential source of cost savings for customers.

    . The Viisage Quality Advisor can be used by customers to ensure proper image quality. This software product instantly and precisely assesses image quality against desired standards. Images that fail to meet such standards are immediately rejected.

    Customer Service and Support. Following the installation of its digital identification systems, the SI division offers extensive customer training and help desk telephone support as well as ongoing maintenance services. The SI division's service and support teams, which vary depending on the customer and contract, are able to draw extensively upon the expertise of the Company's software and hardware engineers. For some contracts, the SI division has contracted with third party service organizations for maintenance support.

  Facial Recognition Systems

    The Company's biometrics division is developing the Company's biometric technologies in cooperation with its principal shareholder and technology partner Lau, with a particular emphasis on facial recognition. The group has focused on the facial image as a key biometric because the human face is a unique and prominent feature that can be easily captured (in image) by a digital camera and verified visually in most cases by an individual with no special training. The biometrics division is concentrating on three principal areas: facility access control; PC network and internet access security; and real-time large database products. The Company has several on-going facial recognition identification projects, including projects with the Massachusetts Department of Transitional Assistance and the Illinois Secretary of State.

    Over the last five years, Viisage and Lau have enhanced technology initially developed by Professor Alex Pentland of the Massachusetts Institute of Technology (MIT) and have developed products for access control, surveillance, and real-time large database identification and verification of individuals. Viisage and Lau each license the underlying MIT technology for their respective markets through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that the proprietary software developed over the last five years is integral to making these technologies commercially viable.

     Viisage's patented facial recognition software offers organizations the ability to create unique identification solutions and both enhances existing identification solutions and offers opportunities for new applications. Using a sophisticated algorithm, the software translates the characteristics of a face into a unique number or eigenface. The eigenface is used by the system for identification, a one-to-many search of a database, and verification, a one-to-one match to a specific stored image. The Company's facial recognition products are unique because they are scalable to databases of millions of faces. Viisage generally advocates the use of multiple biometrics and can integrate other biometrics such as iris, voice, signature and fingerprint technology into its solutions.

     Viisage offers several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The Company's identification software instantly calculates an individual's eigenface identifier and can search an existing database of millions of records in less than 10 seconds for images similar to the image being searched. Viisage's Face in the Crowd technology can find and identify specific individuals in a crowd. The system searches real-time for a match between individuals in the field and images in a database. When a match is located, the system tracks the individual and reports to the user. Early adopters are using the software for access control, fraud reduction, surveillance and law enforcement applications. The software can also be utilized with other biometrics, PIN's and identification cards or on a stand-alone basis for a variety of applications such as PC network and internet access security, ATMs, retail point-of-use and administration of health care benefits. The Company envisions a day when society could be free from cards, keys, PIN's and signatures. One's face will be the private, secure and convenient password of choice.

  Sales and Marketing

     The SI division markets its products directly through its internal sales force, and continues to ally strategically with prominent vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations' existing relationships, marketing resources and credibility in new markets. The Company's engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support entails traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for proposal activity, supporting the implementation process and providing post-implementation support. The SI division also uses its program management group to identify opportunities with existing customers and coordinate related selling efforts.

     The SI division's systems are generally provided to public sector customers through a formal bidding process. The sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences and to establish and cultivate relationships in advance of any bid. Once a request for proposal is issued, a six-to-twelve month proposal and award process usually ensues, followed by (if the bid is successful) a six-to-twelve month implementation and installation phase. In the aggregate, the time needed for agencies to secure funding for systems, the request for proposal and bid process, the execution of actual contracts and the installation of a system can extend over several years. The Company believes that long sales cycles in its public sector markets will continue. Further, customers may seek to modify the system either during or after the implementation of the system. While this long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, the Company believes that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

    The biometrics division is a software content provider. Its sales force and business development activities are focused on establishing OEM and other distribution arrangements with vendors, systems integrators and service organizations serving its principal market areas. The SI division and Lau are also serving as channels for the division's products. The division's engineering department provides technical support for the division's selling and channel development activities.

  (ii) and (xi) Product Development
                -------------------

    In prior years, the Company developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for its card-based identification systems. The Company believes that these products will support its card-based identification system offerings for the foreseeable future. Development costs that benefited specific projects were recorded as project costs and costs that did not benefit specific projects were recorded as research and development expenses. The Company has not capitalized any software development costs because costs incurred subsequent to achieving technological feasibility have not been material. The Company's current development activities are focused on its facial recognition products and the further commercialization of its facial recognition technology. In addition to its own development efforts, the Company has benefited and expects to continue to benefit from on-going research and development conducted by Lau and, through its license with Facia Reco, from certain research activities at MIT. The Company also benefits from research and development activities conducted by the manufacturers of the components integrated into the Company's systems such as PC's, printers, etc.

    For the years ended December 31, 1998, 1997 and 1996, research and development expense was $358,000, $152,000 and $235,000, respectively. Such amounts do not include amounts for specific projects that are allocated to project costs or the benefits from the other research and development activities referred to above.

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



  (iv)  Patents, Trademarks and Licenses
        --------------------------------

     In addition to customized technology developed by the Company to meet customer requirements, the Company utilizes patented technology and trade secrets developed by its principal shareholder and technology partner, Lau. The Company has an exclusive, perpetual, irrevocable, paid-up royalty-free, worldwide license to use all of the technology owned or controlled by Lau relating to the Company's business except for controlling human entry through doorways, gates, turnstiles, or similar thresholds in and to buildings or facilities located on properties owned or controlled by the United States federal government, or any other national government, using apparatus at the entry point (federal access control). Lau has a U.S. patent which runs to 2014 on a card production system used by the Company, has a number of U.S. patent applications in process for facial recognition technologies, has copyrighted the SensorMast and has made a copyright filing for the Company's Visual Inspection System and related proprietary software. Lau has also filed foreign patent applications, which correspond to three of these domestic patent applications.

     The Company also makes use of patented technology and trade secrets owned or controlled by Facia Reco in the field that relates to de-duplicating or querying databases created, controlled and/or managed by the Company or its sublicensees and/or utilizing, directly or indirectly, personal identification cards but does not extend to federal access control. This license extends until the expiration of the final patent included in the license and includes Facia Reco's rights to use patented facial recognition technology of MIT, which rights are exclusive through June 1, 2001, except for certain rights granted to sponsors of the MIT Media Lab and certain research rights. Thereafter, Facia Reco's patent license with MIT extends to 2010 on a non-exclusive basis. MIT has applied to extend its patent rights to certain jurisdictions in Europe and in Singapore. Further, at Lau's request and expense, broadened claims for the MIT patent have been allowed by the U.S. Patent and Trademark Office. The Company's license agreement with Facia Reco provides for a royalty of $350 per machine copy incorporating the licensed technology. Until June 1, 2001, a minimum annual royalty applies of, generally, $21,000 for the U.S. rights and an amount ranging from $21,000 to $42,000 for the non-U.S. rights.

     The Company has registered its "Viisage" trademark with the U.S. Patent and Trademark Office.

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



  (v) Seasonality
      -----------

    The Company's SI division operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its public sector business is subject to cyclical procurement delays that may be related to state-wide election cycles. Biometric division revenues have not been material to date and operations are not expected to be seasonal.

  (vi) Working Capital Requirements
       ----------------------------

    The Company is generally required to fund the development and implementation of large digital identification system projects for public sector customers. Historically, the Company has utilized bank borrowings and project lease financing to meet these needs. There are no special requirements or customer terms that are expected to have a material adverse effect on the Company's working capital. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company plans to raise capital, as needed, to fund biometric division activities.

  (vii)  Customers and End Users
         -----------------------

    The following lists and categorizes the Company's customers and end users as of December 31, 1998:

  STATE DEPARTMENTS OF MOTOR VEHICLES             OTHER STATE AND LOCAL AGENCIES
  Arizona Department of Transportation            Connecticut Department of Social Services
  Arkansas Office of Driver Services              Massachusetts Department of Transitional
  Florida Department of Highway Safety             Assistance
   and Motor Vehicles*                            New York Department of Social Services*
  Illinois Secretary of State                     Ohio Department of Public Safety
  Massachusetts Registry of Motor Vehicles        Wisconsin Department of Corrections
  New Mexico Department of Taxation and
    Revenue
  North Carolina Department of Transportation
  Ohio Bureau of Motor Vehicles
  Wisconsin Department of Transportation

  FEDERAL AGENCIES                                FOREIGN CONTRACTS
  U.S. Immigration and Naturalization Service *   Commission on Elections of the Republic of
                                                    the Philippines*

  * By subcontract.

    For 1996, two customers (New York Department of Social Services and North Carolina Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 50% of revenues for the year. For 1997, one customer (Illinois Secretary of State) accounted for an aggregate of 46% of revenues. For 1998, three customers (Arkansas Office of Driver Services, Florida Department of Highway Safety and Motor Vehicles and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 40% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition. Since inception in June 1998, revenues for the biometrics division related solely to a subcontract with Lau and were not material. However, the SI division has on-going facial recognition projects (Massachusetts Department of Transitional Assistance, Illinois Secretary of State and Wisconsin Department of Corrections).

  (viii) Backlog
         -------

    The Company measures backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. Backlog does not include amounts for phase-outs or other extension opportunities included in such contracts. Accordingly, backlog is not necessarily indicative of future revenue. Backlog amounts relate solely to SI division contracts. A substantial amount of the such backlog can be cancelled at any time without penalty, except, in some cases, for the recovery of the Company's actual committed costs and profit on work performed through the date of cancellation. Any failure of the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Therefore, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

    At December 31, 1998, the Company's backlog was approximately $59 million, compared to approximately $61 million at December 31, 1997. Approximately 28% of the Company's backlog as of December 31, 1998, is expected to be earned during the current fiscal year.

  (ix) Government Contacts
       -------------------

    Government contracts are generally subject to termination for convenience or lack of appropriation at the election of the subject agency. At December 31, 1998, amounts subject to future negotiation are not material.

     (x)   Competition
           -----------

           The market for the Company's products and services is extremely competitive and management expects this competition to intensify as the markets in which the Company's products and services are sold continue to develop.

           The SI division faces competition in the identification systems market (for both digital and conventional systems) from technologically sophisticated companies, including Polaroid Corporation and De La Rue, which, in some cases, have greater technical, financial, and marketing resources than the Company. A former competitor, NBS Imaging Systems, Inc., was acquired by Polaroid during 1998. In some cases, the Company may be competing with an entity which has a pre-existing relationship with a potential customer which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

           The Company believes that competition in the digital identification systems market is based primarily upon the following factors: systems and product performance; price; flexibility in terms of accommodating customer needs, architectures, platforms, systems and networks; and service support. The relative importance of each of these and other factors depends upon the specific customer and situation involved. Substantially all of the SI division's sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules, which generally increases the importance of price as a competitive factor. The Company believes that its competitive strength lies primarily in its systems integration and software design capabilities, with additional strengths including system performance and proprietary technologies, system configuration flexibility, price, and relative ease of use.

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

     (xiii) Employees
            ---------

            As of December 31, 1998, the Company had 59 employees. The Company from time-to-time supplements its employee forces with independent contractors. As of December 31, 1998, the Company had 7 such contractors. During 1998, the Company reduced headcount by 8 employees and 10 contractors to reflect the 1998 business plan and reduced headcount by 6 employees in 1999 in connection with the 1999 business plan. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good.

     (d)    Financial Information about Foreign and Domestic Operations and
            ---------------------------------------------------------------
            Export Sales
            ------------

            The Company's foreign operations and export sales are currently not material.

Item 2.     Properties
            ----------

            In February 1997, the Company moved to facilities located in Littleton, Massachusetts. The Company currently uses approximately 15,000 square feet of space and has access to common areas under the terms of a Use and Occupancy Agreement with Lau Technologies through February 2002. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is available if such lease is not extended.

Item 3.     Legal Proceedings
            -----------------

            The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

          The Company's common stock is traded on the NASDAQ National Market under the symbol VISG. On March 15, 1999, the closing price of the common stock was $1.50 per share and there were approximately 36 holders of record of the Company's common stock. The quarterly high and low closing prices, as reported by NASDAQ, of Viisage's common stock in 1998 and 1997 were as follows:

                                                1998                 1997
                                             ---------             ---------
              QUARTER                    HIGH        LOW        HIGH        LOW
              -------                  ---------  ----------  ---------  ---------
              First Quarter                7-3/8       4-7/8     14-3/4      9-1/8
              Second Quarter               5-3/8     1-15/16     18-1/4      7-7/8
              Third Quarter                3-1/2       1-1/4     20-1/2      9-7/8
              Fourth Quarter               2-1/4         5/8     12-1/4      5-1/2

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

                                                                                Years Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                   1998 (1)             1997 (2)           1996              1995              1994
                                                   ----                 ----               ----              ----              ----
                                                                      (in thousands, except per share amounts)
     STATEMENT OF OPERATIONS DATA:
     Revenues.................................      $   16,259       $    29,388    $    24,971       $    11,221       $     1,257
     Project costs............................          15,957            26,122         19,484            10,361             1,140
                                                    ----------       -----------    -----------       -----------       -----------
     Project margin...........................             302             3,266          5,487               860               117
                                                    ----------       -----------    -----------       -----------       -----------

     Operating expenses:
     Sales and marketing......................           2,195             4,930          1,852               999             1,596
     Research and development.................             358               152            235             1,089               201
     General and administrative...............           2,247             2,105          1,880             1,204               681
                                                    ----------       -----------    -----------       -----------       -----------
     Total operating expenses.................           4,800             7,187          3,967             3,292             2,478
                                                    ----------       -----------    -----------       -----------       -----------

     Operating income (loss)..................          (4,498)           (3,921)         1,520            (2,432)           (2,361)
     Interest expense, net....................           1,667               441            714               515                40
                                                    ----------       -----------    -----------       -----------       -----------

     Income (loss) before income taxes and
     cumulative effect of accounting change             (6,165)           (4,362)           806            (2,947)           (2,401)
     Income taxes.............................               -                 -            205                 -                 -
                                                    ----------       -----------    -----------       -----------       -----------

     Income (loss) before cumulative effect of
     accounting change                                  (6,165)           (4,362)           601            (2,947)           (2,401)
     Cumulative effect of accounting change             (1,038)                -              -                 -                 -
                                                    ----------       -----------    -----------       -----------       -----------
     Net income (loss)........................      $   (7,203)      $    (4,362)   $       601       $    (2,947)      $    (2,401)
                                                    ==========       ===========    ===========       ===========       ===========

     Basic net income (loss) per share before
     cumulative effect of accounting change         $    (0.75)      $     (0.54)   $      0.10       $     (0.52)      $     (0.42)
     Basic net income (loss) per share (3)....      $    (0.88)      $     (0.54)   $      0.10       $     (0.52)      $     (0.42)
                                                    ==========       ===========    ===========       ===========       ===========
     Weighted average common shares...........           8,175             8,060          6,022             5,680             5,680
                                                    ==========       ===========    ===========       ===========       ===========

     Diluted net income (loss) per share before
     cumulative effect of accounting change         $    (0.75)         $  (0.54)   $      0.09       $     (0.52)      $     (0.42)
     Diluted net income (loss) per share (3)..      $    (0.88)         $  (0.54)   $      0.09       $     (0.52)      $     (0.42)
                                                    ==========      ============    ===========       ===========       ===========
     Weighted average common shares                      8,175             8,060          6,537             5,680             5,680
                                                    ===========     ============    ===========       ===========       ===========

                                                                              December 31,
                                          ------------------------------------------------------------------------------------------
                                              1998 (1)           1997 (2)            1996               1995               1994
                                              ----               ----                ----               ----               ----
     BALANCE SHEET DATA:
     Working Capital.....................  $    11,089        $    15,261        $ 20,676          $   7,413          $   2,509
     Total assets........................       46,444             47,463          36,119             11,285              3,999
     Long-term obligations...............       18,058             13,300           4,420              8,319                955
     Shareholders' equity................       12,618             18,736          23,020                  -                  -
     Net assets(4).......................            -                  -               -              1,323              1,554

     (1) 1998 amounts reflect the impact of charges of $230 for restructuring, $1,321 for the early adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, and $2,322 to revise project margins and contract cost-to-complete estimates.
     (2) 1997 amounts reflect the impact of charges of $7.6 million for investments in technology, services and markets.
     (3) See note 2 of Notes to Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.
     (4) Net assets represents divisional investment during the time the Company operated as a division of Lau Technologies.

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

     OVERVIEW

          Viisage is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies. Since its inception in 1993, the Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,000 locations in 11 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service.

          The Company began operations in 1993 as a division of Lau Technologies
     (Lau), a provider of systems integration services and products for sophisticated electronic systems. In November 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company and the Company completed its initial public offering. The Company is currently a 65% owned subsidiary of Lau.

          On November 3, 1998, the Company's Board of Directors appointed Thomas
     J. Colatosti, formerly the Company's Chief Operating Officer, President and Chief Executive Officer.

          During 1997 and 1998, the Company's revenue growth slowed significantly due primarily to lengthening procurement delays in its principal markets and a strong competitive market place. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth.

          Effective June 1, 1998, the Company reorganized its operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. The biometrics division is focused on product, market and channel development activities in three principal areas: facility access control; PC network and internet access security; and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies. The Company believes that it is in the early stages of an emerging and high growth market for biometric identification solutions, particularly facial recognition solutions in the government and commercial markets. In September 1998, the Company's technology partner and principal shareholder, Lau, was awarded a $2.8 million development contract for facial recognition systems by the U.S. Department of Defense which involved Viisage as a subcontractor. The Company believes that the leadership from the Federal Government in using facial biometrics as well as other recent awards and OEM arrangements validates the Company's technology and helps create credibility for the emerging global market.

          The Company is engaged in one business, the development and implementation of digital identification systems and solutions. As discussed above, since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material or meaningful.

          The SI division provides systems and services principally under contracts that have five to seven year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from the SI division's public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, 1998, 1997 and 1996, three customers, one customer and two customers, respectively, each accounted for more than 10% of the Company's revenues and an aggregate of 40%, 46% and 50% of revenues for each of the years, respectively.

          The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its public sector business is subject to cyclical procurement delays that may be related to state-wide election cycles. Biometric division revenues have not been material to date and operations are not expected to be seasonal.

     RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 AND 1997

     Charges and Accounting Change. During the first quarter of 1998, the Company recorded charges of approximately $230,000 related to a restructuring to reduce expenses in line with the Company's revised plan for 1998. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expenses and $10,000 are included in general and administrative expenses in the statement of operations. During the third and fourth quarters of 1998, the Company recorded charges of $472,000 and $1,850,000, respectively, to revise project margins and contract cost-to-complete estimates. Approximately $2,222,000 of such charges are included in project costs and $100,000 are included in general and administrative expenses in the statement of operations.

          The Company elected early adoption of Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred rather than capitalized. The Company previously capitalized certain start-up costs as pre-contract costs under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of the year. The cumulative effect of the change in accounting principle of $1,038,000 was recorded as a one-time charge in the Company's results for the year. Project costs also include start-up costs of $283,000 which were incurred in the first quarter of 1998.

     Revenues. SI division revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Biometrics division revenues are derived principally from software development services. Revenues decreased 45% to $16.3 million for 1998 from $29.4 million in 1997. This decrease reflects the slowdown in new business awards during 1997 and 1998. Biometrics division revenues for the period were approximately $500,000, all of which were earned under a subcontract from Lau.

     Project Costs and Margin. SI division project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. Biometrics division project costs consist primarily of labor and related overhead. As a percentage of revenues, project costs, excluding charges and accounting change, increased to 82% for 1998 from 71% for 1997. This increase reflects the impact of lower margin contracts in the overall revenue mix and overhead variances resulting from lower than anticipated 1998 revenues. Including charges and accounting change, project costs increased to 98% for 1998 compared to 89% for 1997. This increase reflects the charges discussed above which are due in part to enhancements to central production operations and technology and transitioning to an in-house maintenance organization during 1998. Project margin, excluding charges and accounting change, decreased 66% to $2.9 million (18% of revenues) for 1998 from $8.5 million (29% of revenues) for 1997. This decrease reflects lower revenues in 1998 and the increases in project costs discussed above. Including charges and accounting change, project margin decreased 91% to $302,000 (2% of revenues) compared to $3.3 million (11% of revenues) for 1997. Biometrics division project costs for 1998 were $516,000, including a portion of the overhead variances discussed above.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses, excluding charges, decreased 23% to $2.0 million from $2.6 million for 1997. This decrease reflects the reduction in headcount and related expenses in connection with the restructuring mentioned above. Including charges, sales and marketing expenses decreased 55% to $2.2 million for 1998 compared to $4.9 million for 1997. As a percentage of revenues, sales and marketing expenses, excluding charges, increased to 12% for 1998 from 9% for 1997 due to the decrease in 1998 revenues discussed above. Including charges, sales and marketing expenses were 14% for 1998 compared to 17% for 1997. Sales and marketing expenses since the reorganization for the biometrics division were $380,000.

     Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. Research and development expenses increased 135% to $358,000 for 1998 from $152,000 for 1997. Expenditures for 1998 and 1997 relate primarily to the Company's facial recognition products. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

     General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees and are shared by the Company's two divisions. General and administrative expenses, excluding charges, remained constant at approximately $2.1 million for 1998 and 1997. Amounts for 1998 reflect the restructuring and reorganization charges discussed above and the related transfer of certain management expenses to general and administrative expenses. Including charges, general and administrative costs increased 7% to $2.3 million. As a percentage of revenues, general and administrative expenses, excluding charges, increased to 13% for 1998 compared to 7% for 1997 due primarily to lower revenues in 1998. Including charges, general and administrative costs were 14% of revenues.

     Interest Expense. The increase in net interest expense to $1.7 million for 1998 from $441,000 for 1997 reflects increased borrowings during 1998 and a reduction in interest earned on cash equivalents in 1998.

     Income Taxes. The Company did not record any tax benefit for the 1998 or 1997 losses due to the uncertainty of whether such benefit will be realized.

     YEAR ENDED DECEMBER 31, 1997 AND 1996

          Fourth Quarter Charge. During the fourth quarter of 1997, the Company recorded charges of approximately $7.6 million related to investments in technology, services and markets that are expected to benefit current and future customers and result in future revenues. These investments relate principally to upgrades and enhancements to older systems, enhancements to central production and data management capabilities and enhancements to certain systems to facilitate the future use of facial recognition technologies. These investments demonstrate the Company's commitment to its customers and to being a leading provider of biometric identification solutions. Approximately $5.3 million of such charges are included in project costs and $2.3 million are included in sales and marketing expenses in the statement of operations.

          Revenues. Revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 18% to $29.4 million in 1997 from $25.0 million in 1996. This increase was due to an increase in the number of contracts being performed during 1997.

          Project Costs and Margin. Project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs, excluding charges, decreased to 71% for 1997 from 78% for 1996. This decrease reflects cost savings on design, development and implementation activities related to new contracts. Including charges, project costs increased to 89% for 1997. Project margin, excluding charges, increased 56% to $8.5 million (29% of revenues) from $5.5 million (22% of revenues) for 1996, reflecting the impact of newer contracts on the overall revenue mix for 1997. Including charges, project margin decreased 40% to $3.3 million (11% of revenues).

          Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. Sales and marketing expenses, excluding charges, increased 43% to $2.6 million from $1.9 million in 1996. This increase principally reflects the addition of marketing personnel during the second half of 1996 and the first half of 1997. Including charges, sales and marketing expenses increased 166% to $4.9 million in 1997. As a percentage of revenues, sales and marketing expenses, excluding charges, increased to 9% from 7% for 1996 due to such expenses increasing at a greater rate than revenues during 1997. Including charges, sales and marketing expenses increased to 17% for 1997.

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

          Income Taxes. The Company did not record any tax benefit for the loss in 1997 due to the uncertainty of when such benefit will be realized. Income tax expense for 1996 related principally to corporate taxes for the period following the transfer discussed above and a deferred tax charge of $110,000 relating to the cumulative differences between the financial reporting and income tax bases of certain assets and liabilities as of the transfer date.


     LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, working capital was $11.1 million compared to $15.3 million at December 31, 1997. The decrease in working capital is due primarily to the charges and accounting change discussed above.

          For the year ended December 31, 1998, operations and investing activities utilized cash of approximately $3.8 million and $5.4 million, respectively, principally to fund operating losses and increases in project assets. Financing was provided primarily by long-term borrowings and the project lease financing arrangement referred to below.

          At December 31, 1998, the Company was not in compliance with certain covenants included in its revolving credit and project lease financing facilities. The Company has received waivers of such violations from its lenders and commitments from its lenders to modify the Company's covenants in line with its current operating plan. In connection with the bank's commitment, the revolving credit facility will be amended to provide for borrowings of up to $10 million through September 30, 1999, $9 million through December 31, 1999, and $6.5 million through June 30, 2000 at the prime rate plus 1%. The revolving credit facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

          The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. As discussed above, the Company was not in compliance with certain covenants, but has received waivers and a commitment to amend the covenants to be consistent with the Company's current operating plan. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million, which has been reduced from $25 million to reflect the Company's current operations. At December 31, 1998, the Company had approximately $14.8 million outstanding under the lease financing arrangement, and is currently seeking additional project financing arrangements. Lau has agreed to provide up to $3.1 million of capital lease financing in 1999.

          The Company believes that it will meet its revised debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

          During the third quarter, the Company issued 300,000 shares of Common Stock to Lau Technologies (Lau), its majority shareholder, for $2.00 per share or $600,000. The Company also issued 509,091 options to Lau during the third quarter as a financing fee for Lau's guarantee of certain capital lease financing drawdowns. The options are exercisable through August 2001 at $2.75 per share. In November 1998, the Company also issued an $800,000, 4% convertible subordinated note to Lau. The note and related accrued interest are convertible into the Company's common stock at any time prior to October 15, 1999 at $1.58 per share.

          The Company has historically not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

          The Company believes that it will require at least $2 million of additional funding in order to comply with certain covenants in its lending agreements. The Company has a commitment from Lau for up to $2 million of additional funding which can be drawn, under certain conditions defined in the commitment, at various times through February 2000 and plans to raise additional funding, as needed, from other sources. The Company believes that if it meets its business forecast for 1999, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all. If the Company is unable to obtain additional capital, as needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations. Failure to obtain additional capital could also result in violation of debt and project lease financing covenants.

     INFLATION

          Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

     ACCOUNTING PRONOUNCEMENTS

          In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. These statements are effective for fiscal years beginning after December 15, 1997 and require certain additional disclosures. The adoption of these statements did not have a significant impact on the Company's current disclosures.

          In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. As required, the Company adopted SFAS No. 131 in the fourth quarter and has provided the required financial disclosures for the systems integration and identification card and biometrics divisions.


     MARKET RISK

          Except for the Company's revolving credit facility, which has a variable interest rate, the Company has no material exposure to market risk that could affect its future results of operations and financial condition.

     YEAR 2000

          The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

          The Company's accounting and information systems provider, Lau, has advised the Company that its internal business systems are year 2000 compliant. The Company expects that its facilities will be year 2000 compliant by the end of 1999 and problems encountered, if any, will be remedied by the owners of such facilities.

          The Company believes that all of the material products that it currently sells are year 2000 compliant or can be made compliant with minor modifications. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 issues with its current products. The Company is continuing to test and evaluate such products and may offer upgrades to alternative products where reasonably practicable.

          The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company is developing questionnaires relating to year 2000 compliance for distribution to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

          To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations, or financial condition.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, among other things, potential fluctuations in quarterly results, the size and timing of award and performance on contracts, dependence on large contracts and a limited number of customers, lengthy sales and implementation cycles, changes in management estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, dependence on key personnel, risks of year 2000 issues, and general economic and political conditions and other factors affecting spending by customers.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     Information required by this item is included on pages F-1 through F-23 of this Form 10K.

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

     (b)  Reports on Form 8-K
          -------------------

               None.

     (c)  Exhibits
          --------

               See Exhibit Index on pages 28 and 29.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of April, 1999.


                                        Viisage Technology, Inc.


                                   By:  /s/  Thomas J. Colatost
                                      -----------------------------------
                                             Thomas J. Colatosti
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1999:

                  Signature                           Title
                  ---------                           -----
                     *
By:_________________________________       Chairman of the Board of Directors
               Denis K. Berube
                     *
By:_________________________________       President and Chief Executive Officer (Principal
              Thomas J. Colatosti          Executive Officer)
                     *
By:________________________________        Vice President, Chief Financial Officer and Treasurer
              William A. Marshall          (Principal Financial and Accounting Officer)
                     *
By:_________________________________       Secretary and Director
              Charles J. Johnson
                     *
By:_________________________________       Director
               Charles E. Levine
                     *
By:_________________________________       Director
             Harriet Mouchly-Weiss
                     *
By:_________________________________       Director
                Peter Nessen
                     *
By:_________________________________       Director
              Thomas J. Reilly
                     *
* By: /s/ Thomas J. Colatosti
     --------------------------------
          Thomas J. Colatosti
           Attorney-in-fact

                                 EXHIBIT INDEX

Exhibit
-------
No.                DESCRIPTION
---                -----------

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

10.1* Amended and Restated License Agreement, dated as of August 20, 1996, between the Registrant and Lau Technologies.

10.2* Form of Administration and Services Agreement between the Registrant and Lau Technologies.

10.3* Form of Use and Occupancy Agreement between the Registrant and Lau Technologies.

10.4* License Agreement, dated as of August 20, 1996, between the Registrant and Facia Reco Associates, Limited Partnership.

10.5* Employment Agreement, dated as of November 3, 1998, between the Registrant and Robert C. Hughes, as amended.

10.6* Employment Agreement, dated as of February 1, 1996, between the Registrant and William A. Marshall.

10.7* Employment Agreement, dated as of July 1, 1996, between the Registrant and Yona Wieder.

10.8 1996 Management Stock Option Plan, as amended (filed as appendix to October 10, 1997 Schedule 14C Information Statement

10.9 1996 Director Stock Option Plan, as amended (filed as appendix to 1997 proxy statement).

10.10*    Form of Option Agreement for the 1996 Management Stock Option Plan.

10.11*    Form of Option Agreement for the 1996 Director Stock Option Plan.

10.12** Amended and Restated Credit Agreement between the Registrant and State Street Bank and Trust Company, dated December 7, 1998.

10.13* Subcontract between the Registrant and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.14* Contract between the Registrant and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.15*** Purchase Agreement (Project Finance Facility) between the Registrant and Sanwa Business Credit Corporation, dated as of November 20, 1998, as amended.

10.16* Contract between the Registrant and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

                                 EXHIBIT INDEX

Exhibit
-------
No.                DESCRIPTION
---                -----------

10.17**** Contract between the Registrant and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.18 1997 Employee Stock Purchase Plan, filed as appendix to October 10, 1997 Schedule 14C Information Statement

10.19 Employment Agreement, dated as of November 3, 1998, between the Registrant and Thomas J. Colatosti.

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

                                                                    EXHIBIT 23.1


                           Viisage Technology, Inc.

                   Consent of Independent Public Accountants
                   -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (No.'s 333-28695 and 333-42485)

                                                             Arthur Andersen LLP



Boston, Massachusetts
April 26, 1999

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants                                    F-2

Balance Sheets as of December 31, 1998 and 1997                             F-3

Statements of Operations for the years ended December 31,
    1998, 1997 and 1996                                                     F-4

Statements of Changes in Shareholders' Equity/Net Assets
   for the years ended December 31, 1998, 1997 and 1996                     F-5

Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996   F-6

Notes to Financial Statements                                               F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Viisage Technology, Inc.:

We have audited the accompanying balance sheets of Viisage Technology, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity/net assets and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 19, 1999 (except for note 6 for which
                the date is April 26, 1999)

                           VIISAGE TECHNOLOGY, INC.
                                BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                           ------------------------------
                                                                                1998              1997
                                                                           -------------   --------------
ASSETS
Current Assets:
    Cash and cash equivalents (note 2)                                     $      166       $    1,611
    Accounts receivable                                                         4,285            3,171
    Costs and estimated earnings in excess of billings (note 2)                21,723           25,483
    Other current assets (note 3)                                                 683              423
                                                                           -------------   --------------
          Total current assets                                                 26,857           30,688
Property and equipment, net (note 4)                                           18,513           16,046
Other assets (note 3)                                                           1,074              729
                                                                           -------------   --------------
                                                                           $   46,444       $   47,463
                                                                           =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses (note 5)                         $    9,090       $   12,253
    Accrued and deferred income taxes (notes 2 and 9)                              27               16
    Subordinated debt (note 3)                                                    800                -
    Current portion of long-term debt (note 6)                                  2,054              549
    Obligations under capital leases (notes 6 and 7)                            3,797            2,609
                                                                           -------------   --------------
          Total current liabilities                                            15,768           15,427
Long-term debt (note 6)                                                         6,500            3,505
Obligations under capital leases (notes 6 and 7)                               11,558            9,795
                                                                           -------------   --------------
                                                                               33,826           28,727
                                                                           -------------   --------------

Commitments and contingencies (note 7)
 Shareholders' Equity (notes 1 and 10):
    Preferred stock, $.001 par value;
     2,000,000 shares authorized; none issued                                       -                -
    Common stock, $.001 par value;
     20,000,000 shares authorized; issued and outstanding
     8,383,000 in 1998 and 8,066,000 in 1997                                        8                8
    Additional paid-in capital                                                 24,157           23,072
    Retained earnings (deficit)                                               (11,547)          (4,344)
                                                                           -------------   --------------
          Total shareholders' equity                                           12,618           18,736
                                                                           -------------   --------------
                                                                           $   46,444       $   47,463
                                                                           =============   ==============


          The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                             1998            1997             1996
                                                                       -------------    --------------   --------------
Revenues                                                               $     16,259     $     29,388     $     24,971
Project costs (note 2)                                                       15,957           26,122           19,484
                                                                       ------------     ------------     ------------
          Project Margin                                                        302            3,266            5,487
                                                                       ------------     ------------     ------------
Operating expenses:
    Sales and marketing (note 2)                                              2,195            4,930            1,852
    Research and development                                                    358              152              235
    General and administrative (note 2)                                       2,247            2,105            1,880
                                                                       ------------     ------------     ------------
          Total operating expenses                                            4,800            7,187            3,967
                                                                       ------------     ------------     ------------
          Operating income (loss)                                            (4,498)          (3,921)           1,520
Interest expense, net                                                         1,667              441              714
                                                                       ------------     ------------     ------------
          Income (loss) before income taxes and cumulative
            effect of change in accounting principle                         (6,165)          (4,362)             806
Income taxes (notes 2 and 9)                                                      -                -              205
                                                                       ------------     ------------     ------------
          Income (loss) before cumulative effect of change
            in accounting principle                                          (6,165)          (4,362)             601
Cumulative effect of change in accounting principle (note 2)                 (1,038)               -                -
                                                                       ------------     ------------     ------------
          Net income (loss)                                            $     (7,203)    $     (4,362)    $        601
                                                                       ============     ============    =============

Basic net income (loss) per share before cumulative
    effect of change in accounting principle                           $      (0.75)    $      (0.54)   $        0.10
Basic net income (loss) per share                                      $      (0.88)    $      (0.54)   $        0.10
                                                                       ============     =============   =============
Weighted average common shares                                                8,175            8,060            6,022
                                                                       ============     =============   =============

Diluted net income (loss) per share before cumulative
    effect of change in accounting principle                           $      (0.75)    $      (0.54)   $        0.09
Diluted net income (loss) per share                                    $      (0.88)    $      (0.54)   $        0.09
                                                                       ============     ============    =============
Weighted average common shares                                                8,175            8,060            6,537
                                                                       ============     ============    =============

          The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/NET ASSETS
                                (IN THOUSANDS)

                                                                             ADDITIONAL       RETAINED
                                              PREFERRED        COMMON          PAID-IN        EARNINGS
                                                STOCK           STOCK          CAPITAL        (DEFICIT)      NET ASSETS     TOTAL
                                           ------------  ------------  ---------------  ----------------   ------------  ----------
Balance, December 31, 1995                 $       -     $         -   $           -    $          -       $   1,323     $   1,323
    Net income                                     -               -               -               -             583           583
    Stock compensation expense                     -               -               -               -             166           166
    Net transactions with parent                   -               -               -               -          (1,372)       (1,372)
                                           ------------  ------------  --------------  ---------------     ----------    ----------
Balance, November 6, 1996                          -               -               -               -             700           700
    Issuance of common stock in
       exchange for net assets (note 1)            -               6             694               -            (700)            -
    Issuance of common stock in
       initial public offering (notes 1
       and 10)                                     -               2          22,228               -               -        22,230
    Net income                                     -               -               -              18               -            18
    Stock compensation expense                     -               -              72               -               -            72
                                           ------------  ------------  --------------  ---------------     ----------    ----------
Balance, December 31, 1996                         -               8          22,994              18               -        23,020
    Exercise of stock options (note 10)            -               -              78               -               -            78
    Net loss                                       -               -               -          (4,362)              -        (4,362)
                                           ------------  ------------  --------------  ---------------     ----------    ----------
Balance, December 31, 1997                 $       -     $         8   $      23,072    $     (4,344)      $       -     $  18,736
                                           ============  ============  ==============  ===============     ==========    ==========
    Issuance of stock options (note 3)             -               -             444               -               -           444
    Issuance of common stock (note 3)              -               -             600               -               -           600
    Exercise of stock options (note 10)            -               -              41               -               -            41
    Net loss                                       -               -               -          (7,203)              -        (7,203)
                                           ------------  ------------  --------------  ---------------     ----------    ----------
Balance, December 31, 1998                 $       -     $         8   $      24,157    $    (11,547)      $       -     $  12,618
                                           ============  ===========   ==============  ===============     ==========    ==========

          The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------------
                                                                                1998              1997              1996
                                                                          -------------   --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $   (7,203)    $      (4,362)    $        601
    Adjustments to reconcile net income (loss) to net cash
    (used for) provided by operating activities:
       Depreciation and amortization                                            3,022             1,964              612
       Cumulative effect of change in accounting principle                      1,038                 -                -
       Stock compensation expense                                                   -                 -              238
       Changes in operating assets and liabilities:
           Accounts receivable                                                 (1,114)           (1,672)          (1,121)
           Costs and estimated earnings in excess of billings                   2,722            (9,038)          (7,767)
           Other current assets                                                  (260)              (85)            (338)
           Accounts payable and accrued expenses                               (2,005)            5,259            6,135
           Accrued and deferred taxes                                              11              (174)             190
                                                                          -------------   --------------   -----------------
                Net cash used for operating activities                         (3,789)           (8,108)          (1,450)
                                                                          -------------   --------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of contract equipment converted to capital leases                 (5,244)           (7,800)          (3,965)
    Purchase of system assets                                                    (100)           (3,900)               -
    Additions to property and equipment                                          (145)             (453)            (275)
    Decrease (increase) in other assets                                            99               178             (907)
                                                                          -------------   --------------   -----------------
                Net cash used for investing activities                         (5,390)          (11,975)          (5,147)
                                                                          -------------   --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net revolving credit (repayments) borrowings                                8,554                 -           (6,656)
    Proceeds from long-term borrowings                                              -             4,100                -
    Proceeds from sale/leaseback of equipment                                   5,244             7,800            3,965
    Principal payments on long-term borrowings                                 (4,054)              (46)               -
    Principal payments on obligations under capital leases                     (2,651)           (1,311)            (497)
    Net proceeds from issuance of common stock                                    641                78           22,230
    Net transactions with parent                                                    -                 -           (1,372)
                                                                          -------------   --------------   -----------------
                Net cash provided by financing activities                       7,734            10,621           17,670
                                                                          -------------   --------------   -----------------

(Decrease) increase in cash and cash equilvalents                              (1,445)           (9,462)          11,073
Cash and cash equivalents, beginning of year                                    1,611            11,073                -
                                                                          -------------   --------------   -----------------
Cash and cash equivalents, end of year                                    $       166     $       1,611     $     11,073
                                                                          =============   ==============   =================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest                                $     1,416     $         832     $        781
                                                                          =============   ==============   =================
    Cash paid during the year for income taxes                            $        68     $         122     $          -
                                                                          =============   ==============   =================
NON CASH ACTIVITIES:
    Issuance of stock options (note 3)                                    $       444     $           -     $          -
                                                                          =============   ==============   =================
    Issuance of subordinated debt in exchange for
       reduction of accounts payable                                      $       800     $           -     $          -
                                                                          =============   ==============   =================

                       The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)  Business and Basis of Presentation

     Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include drivers licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security.

     The Company is engaged in one business, the development and implementation of digital identification systems and solutions. Effective June 1, 1998, the Company reorganized its operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. The biometrics division is focused on product, market and channel development activities in three principal areas: facility access control; PC network and internet access security; and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies. Since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material.

     Viisage was incorporated in Delaware on May 23, 1996 as part of a planned reorganization of Lau Acquisition Corp. (Lau Technologies or Lau). On November 6, 1996, Lau Technologies completed the transfer of substantially all of the assets, liabilities and operations of its Viisage Technology Division to the Company in exchange for 5,680,000 shares of the Company's common stock (the Transfer) and, as discussed more fully in note 10, the Company completed its initial public offering in November 1996. The Company is currently an approximately 65% owned subsidiary of Lau Technologies. These transactions were between entities under common control and were accounted for using historical amounts in a manner similar to a pooling of interests. The financial statements for all periods presented prior to the Transfer reflect the financial position, results of operations and cash flows of the Viisage Technology Division business that comprise the Company. All changes in the Company's equity prior to the Transfer are reflected in net assets, which represent the net investment of Lau Technologies in the Company.

                           VIISAGE TECHNOLOGY, INC.

(1)  Business and Basis of Presentation (Continued)

     The statement of operations for 1996 reflects allocations for the costs of shared facilities and certain administrative services. Such costs and expenses were allocated to the Company based on actual usage or other methods that approximate actual usage. Management believes that the allocation methods were reasonable and that allocated costs and expenses approximate what such amounts would have been if the Company had operated on a stand-alone basis. As discussed more fully in note 3, the Company has agreements with Lau Technologies covering certain facilities, equipment and administrative services after the Transfer. Although the Company has not filed separate income tax returns for periods prior to the Transfer, income taxes presented in the financial statements for periods prior to the Transfer are computed on a separate return basis taking into consideration the tax-sharing arrangement with Lau Technologies described in note 2.

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

     Contract Revenue and Cost Recognition

     The Company provides services principally under contracts that provide for a fixed price for the system and/or for each card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $8 million expected to be billed and collected after December 31, 1999.

                           VIISAGE TECHNOLOGY, INC.

(2)  Summary of Significant Accounting Policies (Continued)

     Charges and Accounting Change

     During the first quarter of 1998, the Company recorded charges of approximately $230,000 related to a restructuring to reduce expenses in line with the Company's revised plan for 1998. Approximately $50,000 of such charges are included in project costs, $170,000 are included in sales and marketing expenses and $10,000 are included in general and administrative expenses in the statement of operations. During the third and fourth quarters of 1998, the Company recorded charges of $472,000 and $1,850,000, respectively, to revise project margins and contract cost-to-complete estimates. Approximately $2,222,000 of such charges are included in project costs and $100,000 are included in general and administrative expenses in the statement of operations.

     The Company elected early adoption of Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred rather than capitalized. The Company previously capitalized certain start-up costs as pre-contract costs under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of the year. The cumulative effect of the change in accounting principle of $1,038,000 was recorded as a one-time charge in the Company's results for the year. Project costs also include start-up costs of $283,000, which were incurred in the first quarter of 1998.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash equivalents consisted of short-term repurchase agreements of $1,229,000 with a commercial bank. These investments are carried at cost, which approximates market value. At December 31, 1998, there were no short-term repurchase agreements.

                           VIISAGE TECHNOLOGY, INC.

(2)  Summary of Significant Accounting Policies (Continued)

     Accounts Receivable

     Accounts receivable are due principally from government agencies and contractors to government agencies. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. Based on management's review, a $100,000 allowance for doubtful accounts has been recorded for 1998. No amount was recorded for 1997.

     For 1998, 1997 and 1996, three customers, one customer, and two customers, respectively, each accounted for more than 10% of revenues individually, and approximately 40%, 46% and 50% in the aggregate of the Company's revenues, respectively.

     At December 31, 1998, 49% of accounts receivable and costs and estimated earnings in excess of billings related to two customers.

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

     Software Development

     The Company reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Company has not capitalized any software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

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

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income (Loss) Per Share

     Basic net income (loss) per share is computed based on the weighted average common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive impact of potential common stock.

     For 1998 and 1997, the diluted per share amounts do not reflect the impact of convertible debt or options outstanding for 2,784,531 and 1,770,550 shares, respectively, because their effect is antidilutive. For 1996, diluted net income per share reflects the 515,000 share dilutive effect of common stock options outstanding during 1996 using the treasury stock method. Except for the convertible debt and options referred to above, the Company does not have any other potential common stock.

     Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. See note 10 for required disclosures .

                            VIISAGE TECHNONOGY, INC.

(2)  Summary of Significant Accounting Policies (Continued)

     Other Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. These statements are effective for fiscal years beginning after December 15, 1997 and require certain additional disclosures. The adoption of these statements did not have a significant impact on the Company's current disclosures.

(3)  Other Related Party Transactions

     In connection with the Transfer discussed in note 1, the Company and Lau Technologies entered into an Administration and Services Agreement, a Use and Occupancy Agreement and a License Agreement.

     Under the Administration and Services Agreement, Lau Technologies provides general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to the Company. The agreement requires the Company to pay a monthly fee based on the estimated actual cost of such services and permits the Company to terminate selected services upon 30 days written notice. The annual fee for services is revised if the level of services is changed. The Company utilized the same allocation methods for prior periods. Amounts for 1997 reflect the use of additional services. The amounts for such services were approximately $636,000 in 1998, $864,000 in 1997 and $660,000 in 1996,
     respectively.

     The Use and Occupancy Agreement requires the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. The amounts for facilities and services were approximately $550,000 in 1998, $512,000 in 1997 and $220,000 in 1996,
     respectively. Amounts for 1998 and 1997 reflect the use of additional space. See note 7 for lease information.

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

                            VIISAGE TECHNONOGY, INC.

(3)  Other Related Party Transactions (Continued)

     The Company purchases certain system components and technical personnel from Lau Technologies. The amounts for such components and services were approximately $1.0 million in 1998, $1.9 million in 1997 and $1.7 million in 1996. During 1998, the Company provided software development services as a subcontractor to Lau amounting to $500,000.

     At December 31, 1998 and 1997, the Company had approximately $596,000 and $23,000 of accounts receivable due from Lau Technologies, respectively, and approximately $906,000 and $713,000 of accounts payable due to Lau Technologies, respectively. The Company also has a 9% note receivable from Lau Technologies due in monthly installments of principal and interest of approximately $21,000 through February 28, 2002. At December 31, 1998 and 1997, approximately $197,000 and $194,000 of the note was included in other current assets, respectively, and the remaining balance of approximately $472,000 and $664,000 was included in other assets, respectively, in the accompanying balance sheet.

     During the third quarter of 1998, the Company issued 300,000 shares of Common Stock to Lau, its majority shareholder, for $2.00 per share or $600,000. The Company also issued to Lau options to purchase 509,091 shares of common stock during the year as a financing fee for certain guarantees of capital lease financing drawdowns. The options are exercisable at $2.75 per share through August 2001. The fair market value of the options was recorded as an addition to deferred financing costs and additional paid-in-capital.

     In November 1998, the Company issued an $800,000, 4% convertible subordinated note to Lau in exchange for amounts payable to Lau. The note and related accrued interest are convertible into the Company's common stock at any time prior to October 15, 1999 at $1.58 per share.

     The Company has a commitment from Lau for up to $2 million of additional funding which can be drawn, under certain conditions defined in the commitment, at various times through February 2000. In addition, Lau has agreed to provide up to $3.1 million of capital lease financing in 1999 for a certain contract.

     The Company has employment and noncompetition agreements with certain officers. Such agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with the Company during the terms of their respective agreements and for up to two years thereafter. The agreements also provide for stock options under the Company's stock option plan and for severance payments upon termination under circumstances defined in such agreements.

                            VIISAGE TECHNONOGY, INC.

 (4) Property and Equipment

     Property and equipment are summarized as follows (in thousands):

                                                          DECEMBER 31,
                                                        1998        1997

               Assets held under capital lease      $19,225         $13,981
               System assets                          4,000           3,900
               Computer equipment                       974             829
                                                    -------         -------
                                                     24,199          18,710
               Less--Accumulated depreciation         5,686           2,664
                                                    -------         -------
                                                    $18,513         $16,046
                                                    =======         =======

     During 1998 and 1997, the Company sold and leased back under capital leases approximately $5.2 million and $7.8 million, respectively, of system equipment used to produce identification cards for certain contracts.

     In October 1997, Viisage completed a System Sale, License and Subcontract Agreement (the Agreement) with Unisys Corporation (Unisys). Under the Agreement, Viisage purchased and licensed certain assets from Unisys and agreed to perform certain services as Unisys' subcontractor relating to a digital imaging system for the Florida Department of Highway Safety and Motor Vehicles. The purchase price was $4 million, consisting of $3.8 million paid in 1997 and two payments of $100,000 each, one made in December 1998 and the other to be made on October 1, 2000. In addition, Viisage agreed to additional contingent payments of up to $754,000 depending largely on Unisys' support of Viisage's efforts to generate incremental revenues from Florida state agencies. The purchase, including approximately $100,000 of transaction costs, was recorded using the purchase method of accounting and has been allocated to system assets which are being amortized over the estimated remaining useful life of the system.

(5)  Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                         DECEMBER 31,
                                                      1998          1997
               Accounts payable                      $3,112         $ 4,483
               Accrued contract costs                 5,235           6,700
               Accrued payroll and related taxes        138             170
               Accrued vacation                         219             285
               Other accrued expenses                   386             615
                                                     ------         -------
                                                     $9,090         $12,253
                                                     ======         =======

                            VIISAGE TECHNONOGY, INC.

(5)  Accounts Payable and Accrued Expenses (Continued)

     During 1998 and 1997, accrued capital lease interest of approximately $358,000 and $294,000, respectively, has been transferred from accounts payable and accrued expenses to obligations under capital leases.

(6)  Long-term Debt and Project Lease Arrangements

     In December 1998, the Company executed an amended and restated agreement with a commercial bank to provide a new revolving credit facility to the Company through June 2000. Outstanding term and revolving credit borrowings were repaid with funds from the new agreement at closing. At December 31, 1998 the Company was not in compliance with certain covenants included in its revolving credit and project lease financing facilities. The Company has received waivers of such violations from its lenders and commitments from its lenders to modify the Company's covenants in line with its current operating plan. In connection with the bank's commitment, the revolving credit facility will be amended to provide for borrowings of up to $10 million through June 30, 1999, $9 million through September 30, 1999, $8 million through December 31, 1999 and $6.5 million through June 30, 2000 at the prime rate plus 1%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

     Prior to December 1998, borrowings under the credit facility were unsecured and had interest rates ranging from prime to 8.1%.

     The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. As discussed above, at year-end the Company was not in compliance with certain covenants, but has received waivers and a commitment to amend the covenants to be consistent with the Company's current operating plan. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million, which has been reduced from $25 million to reflect the Company's current operations. At December 31, 1998, the Company had approximately $14.8 million outstanding under the lease financing arrangement, and is currently negotiating additional project financing arrangements. Lau has agreed to provide up to $3.1 million of capital lease financing in 1999.

                            VIISAGE TECHNONOGY, INC.

(6)  Long-term Debt and Project Lease Arrangements (Continued)

     The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding. As discussed in note 3, the Company has a commitment from Lau for up to $2 million of additional funding.

(7)  Commitments and Contingencies

     Leases

     The Company leases certain equipment and facilities used in its operations and the shared facilities discussed in note 3. Rental expense for operating leases was approximately $212,000 in 1998, $212,000 in 1997 and $130,000 in
     1996.

     At December 31, 1998, approximate future minimum rentals under the lease for shared facilities and capital leases are as follows (in thousands):

                                                     CAPITAL    OPERATING
                                                     LEASES       LEASE
             Year Ending:
              1999                                   $ 4,726        $131
              2000                                     4,447         131
              2001                                     3,820         131
              2002                                     2,483          12
              2003                                     1,943           -
              Thereafter                               1,134           -
                                                     -------        ----
                  Total minimum lease payments        18,553        $405
                                                                    ====
             Less--Interest portion                    3,198
                                                     -------
                  Present value of net
                  minimum lease payments              15,355
             Less--Current portion                     3,797
                                                     -------
                                                     $11,558
                                                     =======


     Litigation

     The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.

                            VIISAGE TECHNONOGY, INC.

(8)  Retirement Plans

     The Company participates in the Lau Technologies 401(k) plan and pays its proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary matching contributions of up to 3% of base compensation. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company's costs for this plan amounted to approximately $67,000, $95,000 and $70,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The provision for income taxes for the year ended December 31, 1996 consisted of the following (in thousands):

                                    CURRENT       DEFERRED       TOTAL
                     Federal           $ 7          $132          $139
                     State              25            41            66
                                       ---          ----          ----
                                       $32          $173          $205
                                       ===          ====          ====


     There was no provision for income taxes for the years ended December 31, 1998 and 1997.

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                     1998      1997      1996
          Federal statutory rate                    (34.0)%   (34.0)%     4.0 %
          State taxes, net of federal benefit        (6.0)     (6.0)      6.0
          Valuation allowance recorded               40.0      40.0         -
          Subchapter S earnings not taxed               -         -     (28.0)
          Deferred taxes related to Transfer            -         -      14.0
          Other, net                                    -         -      (1.0)
                                                    -----     -----     -----
                                                        - %       - %    25.0 %
                                                    =====     =====     =====

                            VIISAGE TECHNONOGY, INC.

(9)  Income Taxes (Continued)

     The components and approximate tax effects of the Company's deferred tax assets and liabilities as of December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                    1998         1997
          Deferred tax assets (liabilities):
             Net operating loss carryforwards for tax purposes    $ 4,363      $ 1,058
             Bases differences related to contract assets            (859)          33
             Property, plant and equipment                            (19)         245
             Accruals and other reserves                              242          228
             Other                                                      -            -
                                                                  -------      -------
          Net deferred tax asset before valuation allowance         3,727        1,564
          Valuation allowance                                      (3,727)      (1,564)
                                                                  -------      -------
          Net deferred tax asset                                  $     -      $     -
                                                                  =======      =======

     Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

     At December 31, 1998, the Company had available estimated net operating loss carryforwards for federal tax purposes of approximately $10.9 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2111 to 2114 and are subject to review and possible adjustment by the Internal Revenue Service.

                            VIISAGE TECHNONOGY, INC.

(10) Shareholders' Equity

     Stock Option Plans

     Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the Plans), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. Generally, incentive stock options are granted at fair value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest over three years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in some cases, earlier if certain performance measures are met. The performance measures are based on each $1 million increase in Company value up to approximately $500 million, as adjusted. All options granted under the Plans expire ten years from the date of grant.

     At December 31, 1998, the Company has reserved 2,057,100 shares of common stock for issuance under the management plan of which 456,696 shares are available for future grants, and 176,620 shares of common stock under the director plan which have all been granted.

     In connection with such options, the Company is recognizing compensation expense of approximately $700,000 over the estimated vesting period. The amount of compensation is calculated as the difference between the exercise price and the fair value of the Company's business on the grant dates based on an independent third-party appraisal. No stock compensation expense was recorded in 1998 or 1997 and $238,000 was recorded in 1996. During 1998, the Company adjusted the exercise price from $13.00 to $2.25 on 177,000 employee options and from $6.25 to $2.25 on 21,000 options granted to certain management personnel. These options were treated as cancelled and reissued in the table that follows.

                            VIISAGE TECHNONOGY, INC.

(10) Shareholders' Equity (Continued)

     A summary of stock option activity under the Plans is as follows:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                              SHARES         OPTION PRICE         OPTION PRICE
       Options outstanding, December 31, 1996               1,427,100      $   2.96 - $4.86             $ 3.20
          Granted                                             362,000          6.25 - 13.00              12.50
          Exercised                                           (10,732)                 2.96               2.96
          Cancelled                                            (7,818)                 2.96               2.96
                                                            ---------      ----------------             ------
       Options outstanding, December 31, 1997               1,770,550      $  2.96 - $13.00             $ 5.07
          Granted                                           1,109,077        0.625 - 4.4375               1.63
          Exercised                                            (1,465)                 2.96               2.96
          Cancelled                                        (1,113,335)         2.96 - 13.00               5.68
                                                            ---------      ----------------             ------
       Options outstanding, December 31, 1998               1,764,827         0.625 - 12.50             $ 2.53
                                                            =========      ================             ======

       Options exercisable, December 31, 1998                 550,715      $0.9375 - $12.50             $ 3.17
                                                            =========      ================             ======

       Options available for grant                            456,696
                                                            =========

     The following table summarizes information about outstanding options as of December 31, 1998:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                         -------------------                        -------------------
                                                      WEIGHTED        WEIGHTED                         WEIGHTED
                                                      AVERAGE         AVERAGE                          AVERAGE
                 RANGE OF                            REMAINING        EXERCISE                         EXERCISE
              EXERCISE PRICES        NUMBER         CONTRACTUAL      PRICE PER        NUMBER           PRICE PER
                                   OUTSTANDING         LIFE            SHARE        EXERCISABLE          SHARE
              $0.625 - $0.9375          656,837        9.8 years        $ 0.93            58,303          $ 0.94
                   2.00 - 2.96        1,013,020        7.5 years          2.79           467,412            2.95
                        4.4375           19,970        9.4 years          4.44                 -               -
                         12.50           75,000        8.4 years         12.50            25,000           12.50
                                      ---------                                          -------
                                      1,764,827                                          550,715
                                      =========                                          =======

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

                                        1998            1997           1996
       Risk free interest rate        4.63 - 5.7%           6%           6%
       Expected dividend yield             -              -             -
       Expected lives                8 - 10 years      10 years      10 years
       Expected volatility                    74%          76%          66%

                            VIISAGE TECHNONOGY, INC.

(10) Shareholders' Equity (Continued)

     The total value of options granted from the Company's plans was computed as approximately $1.1 million for 1998, $3.7 million for 1997 and $4.2 million for prior periods, respectively. Of these amounts, approximately $1.4 million, $434,000 and $1.4 million would have been charged to operations for the years ended December 31, 1998, 1997 and 1996, respectively, for currently vested options and the remaining amounts, $5.8 million, $6.1 million and $2.8 million, would be amortized over the related vesting periods. The pro forma effect of SFAS No. 123 is as follows:

                                                                 1998              1997              1996
     Net income (loss), as reported                           $(7,203,000)      $(4,362,000)        $ 601,000
     Pro forma net loss                                        (8,566,000)       (4,796,000)         (225,000)
     Basic net income (loss) per share, as reported                 (0.88)            (0.54)             0.10
     Pro forma basic net loss per share                             (1.05)            (0.60)            (0.04)
     Diluted net income (loss) per share, as reported               (0.88)            (0.54)             0.09
     Pro forma diluted net loss per share                           (1.05)            (0.60)            (0.04)

     Employee Stock Purchase Plan

     In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan. Purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 1998, 15,500 shares have been issued and options to purchase 9,471 shares of common stock at $1.06 per share were vested under the plan. These shares were issued in 1999.

(11) Business Segments, Geographical Information, and Concentration of Risk

     The Company is engaged in one business, the development and implementation of digital identification systems and solutions. Effective June 1, 1998, the Company reorganized its operations to create two separate divisions, a biometrics division and a systems integration and identification card division. Since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material. The costs of shared facilities and certain administrative services have been allocated to each business based on actual usage or other methods that approximate actual usage. All other costs and expenses have been allocated to each business based on actual usage. The Company's accounting policies for its segments are the same as disclosed in Note 2. Management evaluates segment performance based on operating income.

     Substantially all of the Company's revenues are currently derived from the SI division's public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, 1998, 1997 and 1996, three customers, one customer and two customers, respectively, each accounted for more than 10% of the Company's revenues and an aggregate of 40%, 46% and 50% of revenues for each of the years, respectively.

                            VIISAGE TECHNONOGY, INC.

(11) Business Segments, Geographical Information, and Concentration of Risk (Continued)

                                                          1998         1997         1996
      BUSINESS SEGMENT INFORMATION
      Revenues:
          Systems integration division                    15,759       29,388       24,971
          Biometrics division                                500           --           --
                                                    --------------------------------------
                                                          16,259       29,388       24,971
                                                    ======================================
      Operating Income (Loss):
          Systems integration division                    (3,141)      (3,921)       1,520
          Biometrics division                             (1,357)          --           --
                                                    --------------------------------------
                                                          (4,498)      (3,921)       1,520
                                                    ======================================
      Total Assets:
          Systems integration division                    45,881       47,463       36,119
          Biometrics division                                563           --           --
                                                    --------------------------------------
                                                          46,444       47,463       36,119
                                                    ======================================
      Depreciation and Amortization:
          Systems integration division                     2,996        1,964          612
          Biometrics division                                 26           --           --
                                                    --------------------------------------
                                                           3,022        1,964          612
                                                    ======================================
      Capital Expenditures:
          Systems integration division                     5,480       12,153        4,240
          Biometrics division                                  9           --           --
                                                    --------------------------------------
                                                           5,489       12,153        4,240
                                                    ======================================
      GEOGRAPHIC INFORMATION:
      Revenues:
          United States                                   15,644       28,149       23,113
          International                                      615        1,239        1,858
                                                    --------------------------------------
                                                          16,259       29,388       24,971
                                                    ======================================

                            VIISAGE TECHNONOGY, INC.

(12) Quarterly Financial Data (Unaudited)

     The following table sets forth selected quarterly financial data for 1998 and 1997 (in thousands, except per share amounts):

                                                       1ST              2ND              3RD              4TH
                                                     QUARTER          QUARTER          QUARTER          QUARTER
     1998
       Revenues                                       $ 4,629          $ 2,965          $ 4,242          $ 4,423
       Project margin (loss)                              633              343              185             (859)
       Net loss                                        (1,864)          (1,568)          (1,286)          (2,485)
       Basic net loss per share                         (0.23)           (0.19)           (0.16)           (0.30)
       Diluted net loss per share                       (0.23)           (0.19)           (0.16)           (0.30)

     1997
       Revenues                                       $ 7,178          $ 8,554          $ 6,026          $ 7,630
       Project margin (loss)                            2,029            2,474            1,608           (2,845)
       Net income (loss)                                  569              690              107           (5,728)
       Basic net income (loss) per share                 0.07             0.09             0.01            (0.71)
       Diluted net income (loss) per share               0.07             0.08             0.01            (0.71)

     Net income (loss) per share amounts for the first quarter of 1998 have been restated to reflect the Company's early adoption of SOP 98-5.

     The 1998 results reflect the impact of charges and the accounting change discussed in note 2.

     The 1997 fourth quarter amounts reflect the impact of charges for certain investments in technology, services and markets discussed in note 2.