Form 10-Q
period 1999-03-28
VIISAGE TECHNOLOGY INC
filed 1999-05-12
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended March 28, 1999.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

Commission File Number 000-21559



                           VIISAGE TECHNOLOGY, INC.
             ____________________________________________________
            (Exact name of registrant as specified in its charter)


Delaware                                                    04-3320515
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

30 Porter Road, Littleton, MA                               01460
----------------------------------------                    -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (978)-952-2200
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at April 30, 1999
-----------------------------      -------------------------------------------
Common stock, $.001 par value                    8,457,619

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX


                                                                                                        Page
                                                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Condensed Balance Sheets as of March 28, 1999 and December 31, 1998..........................   1

          Condensed Statements of Operations for the three months ended March 28, 1999
          and March 29, 1998...........................................................................   2

          Condensed Statements of Cash Flows for the three months
          ended March 28, 1999 and March 29, 1998......................................................   3

          Notes to Condensed Financial Statements......................................................   4

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................................   6

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K.............................................................   11

SIGNATURES.............................................................................................   12

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements



                           VIISAGE TECHNOLOGY, INC.
                           Condensed Balance Sheets
                                (In thousands)


                                                                  March 28,           December 31,
                                                                    1999                  1998
                                                                --------------      --------------
                                                                  (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                  $         164       $         166
     Accounts receivable                                                4,305               4,285
     Costs and estimated earnings in excess of billings                22,766              21,723
     Other current assets                                                 765                 683
                                                                --------------      --------------
           Total current assets                                        28,000              26,857
Property and equipment, net                                            17,432              18,513
Other assets                                                              951               1,074
                                                                --------------      --------------
                                                                $      46,383       $      46,444
                                                                ==============      ==============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                      $      10,146       $       9,090
     Accrued and deferred income taxes                                     20                  27
     Subordinated debt                                                    800                 800
     Current portion of long-term debt                                  2,347               2,054
     Obligations under capital leases                                   3,787               3,797
                                                                --------------      --------------
           Total current liabilities                                   17,100              15,768
Long-term debt                                                          6,500               6,500
Obligations under capital leases                                       10,749              11,558
                                                                --------------      --------------
                                                                       34,349              33,826
Shareholders' equity                                                   12,034              12,618
                                                                ==============      ==============
                                                                $      46,383       $      46,444
                                                                ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                          ------------------------------------------
                                                                            March 28,                   March 29,
                                                                               1999                        1998
                                                                          --------------              --------------
Revenues                                                                  $       4,431                $      4,629
Project costs                                                                     3,708                       3,996
                                                                          --------------              --------------
           Project Margin                                                           723                         633
                                                                          --------------              --------------
Operating expenses:
       Sales and marketing                                                          260                         591
       Research and development                                                      98                          17
       General and administrative                                                   510                         498
                                                                          --------------              --------------
           Total operating expenses                                                 868                       1,106
                                                                          --------------              --------------
           Operating loss                                                          (145)                       (473)
Interest expense, net                                                               520                         353
                                                                          --------------              --------------
           Loss before change in accounting principle                              (665)                       (826)
Cumulative effect of change in accounting principle                                   -                      (1,038)
                                                                          ==============              ==============
           Net loss                                                       $        (665)              $      (1,864)
                                                                          ==============              ==============

Basic net loss per share before change in accounting principle            $       (0.08)              $       (0.10)
Basic net loss per share                                                  $       (0.08)              $       (0.23)
                                                                          ==============              ==============
Weighted average common shares                                                    8,421                       8,066
                                                                          ==============              ==============

Diluted net loss per share before change in accounting principle          $       (0.08)              $       (0.10)
Diluted net loss per share                                                $       (0.08)              $       (0.23)
                                                                          ==============              ==============
Weighted average common shares                                                    8,421                       8,066
                                                                          ==============              ==============

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                -------------------------------------------
                                                                                  March 28,                    March 29,
                                                                                    1999                         1998
                                                                                --------------               --------------
Cash Flows from Operating Activities:
     Net loss                                                                   $        (665)               $      (1,864)
     Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
         Depreciation and amortization                                                  1,101                          845
         Directors fees paid in common stock                                               36                            -
         Changes in operating assets and liabilities:
            Accounts receivable                                                           (20)                        (230)
            Costs and estimated earnings in excess of billings                         (1,043)                        (298)
            Other current assets                                                            6                         (213)
            Accounts payable and accrued expenses                                       1,056                       (1,428)
            Accrued and deferred taxes                                                     (7)                         (16)
                                                                                --------------               --------------
                   Net cash (used) provided by operating activities                       464                       (3,204)
                                                                                --------------               --------------

Cash Flows from Investing Activities:
     Purchase of contract equipment converted to capital leases                             -                         (850)
     Additions to property and equipment                                                    -                          (15)
     Decrease in other assets                                                              50                           12
                                                                                --------------               --------------
                   Net cash (used) provided by investing activities                        50                         (853)
                                                                                --------------               --------------

Cash Flows from Financing Activities:
     Net revolving credit borrowings                                                      293                        2,521
     Proceeds from sale/leaseback of equipment                                              -                          850
     Principal payments on long-term borrowings                                             -                         (138)
     Principal payments on obligations under capital leases                              (819)                        (787)
     Net proceeds from issuance of common stock                                            10                           11
                                                                                --------------               --------------
                   Net cash (used) provided by financing activities                      (516)                       2,457
                                                                                --------------               --------------

Decrease in cash and cash equivalents                                                      (2)                      (1,600)
Cash and cash equivalents, beginning of period                                            166                        1,611
                                                                                --------------               --------------
Cash and cash equivalents,end of period                                         $         164                $          11
                                                                                ==============               ==============

Supplemental cash flow information:
     Cash paid during the period for interest                                   $         462                $         310
                                                                                ==============               ==============

     Cash paid during the period for income taxes                               $           -                $          39
                                                                                ==============               ==============

Non cash activities:
     Issuance of stock options                                                  $          35                $           -
                                                                                ==============               ==============

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    Notes To Condensed Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation

      The financial information included herein is unaudited, however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's 1998 Form 10-K.

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

      The results of operations for the period ended March 28, 1999 are not necessarily indicative of the operating results to be expected for the full year.

      The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements for that date.


Note 2.  Income Taxes

      Due to the uncertainty surrounding the realization of the Company's net deferred tax asset the Company has provided a full valuation allowance against this amount.

Note 3.  Related Party Transactions

      During the quarter, the Company issued Lau options to purchase 60,000 shares of the Company's common stock in exchange for Lau's guarantee of an indemnification obligation of the Company. The options are exercisable through February 2002 at $1.90 per share. The fair value of the options have been credited to shareholders' equity and charged to costs and estimated earnings in excess of billings.

      In May 1999, the Company issued a $2,000,000, 4% convertible subordinated note to Lau in connection with Lau's commitment to provide up to $2,000,000 of additional funding which can be drawn, under certain conditions defined in the commitment, at various times through February 2000. Amounts drawn under the note and related accrued interest are convertible into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under the note.

Note 4.  Net Loss per Share

      Basic and dilutive net loss per share are computed based on the weighted average number of common shares outstanding during the period. The diluted per share amounts do not reflect the impact of options outstanding for 2,999,594 and 1,596,975 shares, respectively, because their effect is antidilutive. Except for convertible debt and options referred to above, the Company does not have any other potential common stock.

                           VIISAGE TECHNOLOGY, INC.
              Notes To Condensed Financial Statements (Continued)
                                  (Unaudited)

Note 5.  Business Segments

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

     Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended March 28, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 50% of revenues for the period.

                                                    1999      1998
                                                    ----      ----
Business Segment Information
Revenues:
  Systems integration division                     $ 4,431   $ 4,629
  Biometrics division                                    -         -
                                                  ------------------
                                                   $ 4,431   $ 4,629
                                                  ==================
Operating Income (Loss):
  Systems integration division                     $   387   $  (473)
  Biometrics division                                 (532)        -
                                                  ------------------
                                                   $  (145)  $  (473)
                                                  ==================


                           VIISAGE TECHNOLOGY, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in the Company's 1998 Form 10-K.

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

      During 1998 and 1999, the Company's revenue growth slowed significantly due primarily to lengthening procurement delays in its principal markets and a strong competitive market place. The Company believes that the acceptance of digital identification technology in recent years, its commitment to providing customized solutions for its customers needs, its expertise in facial imaging and biometric solutions and its proprietary software and hardware products will continue to contribute to its growth.

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

      The SI division provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended March 28, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of 50% of revenues for the period.

      The Company's results of operations are significantly affected by, among other things, the timing of award and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods of time may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its SI division business is subject to cyclical procurement delays that may be related to state-wide election cycles. Biometrics division revenues have not been material to date and operations are not expected to be seasonal.

Results of Operations
---------------------

Revenues. SI division revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues were $4.4 million for the quarter ended March 28, 1999 compared to $4.6 million for the same period in 1998. Revenues for 1999 relate solely to the SI division and reflect the impact of new business awards in the second half of 1998.

Project Costs and Margin. SI division project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 84% for the quarter ended March 28, 1999 from 86% for the comparable period in 1998. Project costs for 1999 reflect the impact of lowering project margin estimates in the third and fourth quarters of 1998, as well as the impact of new business on the overall revenue mix. Project costs for 1998 include approximately $283,000 of start up costs and $50,000 of restructuring costs, respectively. Project costs for 1998 do not reflect the impact of margin adjustments made at the end of 1998. Project margin increased 14% to $723,000 (16% of revenues) for the quarter ended March 28, 1999 from $633,000 (14% of revenues) for the comparable period in 1998. This improvement reflects the changes in project costs discussed above. Biometrics division project costs for the periods were not material.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. SI division sales and marketing expenses for the quarter ended March 28, 1999 decreased 83% to $100,000 from $591,000 for the comparable period in 1998. Sales and marketing expenses for 1998 include restructuring costs of approximately $170,000. The decrease in SI division sales and marketing expenses for 1999 reflects the restructuring and related headcount reductions, the allocation of certain marketing resources to the biometrics division beginning in June 1998, more focused marketing efforts and the Company's on-going cost reduction efforts. As a percentage of revenues, SI division sales and marketing expenses were 2% for the quarter ended March 28, 1999 compared to 13% in 1998 due to the factors discussed above. Biometrics division sales and marketing expenses for the quarter ended March 28, 1999 were $160,000.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects. There were no SI division research and development expenses for the quarter in either period. Biometrics division research and development expenses were $98,000 for the quarter ended March 28, 1999 compared to $17,000 in total research and development expenses for the same period in 1998. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees and are shared by the Company's two divisions. General and administrative expenses were $510,000 for the quarter ended March 28, 1999 compared to $498,000 for the comparable period in 1998. As a percentage of revenues, general and administrative expenses were 12% for the quarter ended March 28, 1999, compared to 11% for the same period in 1998.

Interest Expense. The increase in net interest expense to $520,000 for the quarter ended March 28, 1999 from $353,000 for the comparable period in 1998 reflects increased borrowings and rates during 1999.

Income Taxes. The Company did not record any tax benefit for the 1999 and 1998 losses due to the uncertainty of when such benefit will be realized.

Liquidity and Capital Resources
-------------------------------

      At March 28, 1999, working capital was $10.9 million compared to $11.1 million at December 31, 1998.

      For the quarter ended March 28, 1999, operations and investing activities provided cash of approximately $464,000 and $50,000, respectively, which was used to repay capital lease obligations.

      The Company has a revolving credit facility with a commercial bank that provides for borrowings of up to $10 million through September 30, 1999, $9 million through December 31, 1999, and $6.5 million through June 30, 2000 at the prime rate plus 1%. The revolving credit facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

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

The current arrangement provides for project financing of up to $15.0 million. At March 28, 1999, the Company had approximately $14.2 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999.

     The Company believes that it will meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

     In May 1999, the Company issued a $2,000,000, 4% convertible subordinated note to Lau in connection with Lau's commitment to provide up to $2,000,000 of additional funding which can be drawn, under certain conditions defined in the commitment, at various times through February 2000. Amounts drawn under the note and related accrued interest are convertible into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under the note. The Company plans to raise additional funding, as needed, from other sources.

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

Market Risk
-----------

     Except for the Company's revolving credit facility, which has a variable interest rate, the Company has no material exposure to market risk that could affect its future results of operations and financial condition.

Impact of Year 2000 Issue
-------------------------

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



                               VIISAGE TECHNOLOGY, INC.


Date:  May 12, 1999            By:  /s/ Thomas J. Colatosti
                                    -------------------------------------
                                    Thomas J. Colatosti
                                    President and Chief Executive Officer



                               By:  /s/ William A. Marshall
                                    -------------------------------------
                                    William A. Marshall
                                    Chief Financial Officer