Form 10-Q
period 1999-06-27
VIISAGE TECHNOLOGY INC
filed 1999-08-11
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarter Ended June 27, 1999.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Transition Period from____________to____________.

Commission File Number 000-21559





                           VIISAGE TECHNOLOGY, INC.
             _____________________________________________________
            (Exact name of registrant as specified in its charter)


Delaware                                                     04-3320515
________________________________________                     ___________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


30 Porter Road, Littleton, MA                                01460
________________________________________                     ___________________
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978)-952-2200
                                                             ___________________

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 6, 1999
_________________________________                 ______________________________
  Common stock, $.001 par value                             8,480,838

                           VIISAGE TECHNOLOGY, INC.

                                     INDEX


                                                                                     Page
                                                                                     ----

PART I - FINANCIAL INFORMATION

  Item 1 -  Financial Statements

            Condensed Balance Sheets as of June 27, 1999 and December 31, 1998..........1

            Condensed Statements of Operations for the three months and six months ended June 27, 1999 and June 28, 1998.......................................2

            Condensed Statements of Cash Flows for the six months
            ended June 27, 1999 and June 28, 1998.......................................3

            Notes to Condensed Financial Statements.....................................4

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................6

PART II - OTHER INFORMATION

   Item 2 - Changes in Securities......................................................12

   Item 4 - Submission of Matters to a Vote of Security Holders........................12

   Item 6 - Exhibits and Reports on Form 8-K...........................................12


SIGNATURES.............................................................................13


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements



                           VIISAGE TECHNOLOGY, INC.
                           Condensed Balance Sheets
                                (in thousands)

                                                                June 27,             December 31,
                                                                  1999                   1998
                                                              --------------         --------------
                                                               (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                $         312          $         166
     Accounts receivable                                              4,430                  4,285
     Costs and estimated earnings in excess of billings              22,961                 21,723
     Other current assets                                             1,059                    764
                                                              --------------         --------------
           Total current assets                                      28,762                 26,938
Property and equipment, net                                          16,352                 18,513
Other assets                                                            893                    993
                                                              --------------         --------------
                                                              $      46,007          $      46,444
                                                              ==============         ==============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                    $       9,769          $       9,090
     Accrued and deferred income taxes                                   20                     27
     Convertible subordinated debt                                      800                    800
     Current portion of long-term debt                                2,724                  2,054
     Obligations under capital leases                                 3,709                  3,797
                                                              --------------         --------------
           Total current liabilities                                 17,022                 15,768
Long-term debt                                                        6,500                  6,500
Convertible subordinated debt                                         1,000                      -
Obligations under capital leases                                      9,841                 11,558
                                                              --------------         --------------
                                                                     34,363                 33,826
                                                              --------------         --------------
Shareholders' equity                                                 11,644                 12,618
                                                              --------------         --------------
                                                              $      46,007          $      46,444
                                                              ==============         ==============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                   --------------------------------      --------------------------------
                                                     June 27,          June 28,            June 27,          June 28,
                                                       1999              1998                1999              1998
                                                   --------------    --------------      --------------    --------------
Revenues                                           $       4,714     $       2,965       $       9,145     $       7,594
Project costs                                              3,870             2,622               7,578             6,618
                                                   --------------    --------------      --------------    --------------
           Project margin                                    844               343               1,567               976
                                                   --------------    --------------      --------------    --------------
Operating expenses:
       Sales and marketing                                   170               857                 430             1,448
       Research and development                               69               102                 167               119
       General and administrative                            485               537                 995             1,035
                                                   --------------    --------------      --------------    --------------
           Total operating expenses                          724             1,496               1,592             2,602
                                                   --------------    --------------      --------------    --------------
           Operating income (loss)                           120            (1,153)                (25)           (1,626)
Interest expense, net                                        553               415               1,073               768
                                                   --------------    --------------      --------------    --------------
Loss before cummalative effect of
     change in accounting principle                         (433)           (1,568)             (1,098)           (2,394)
Cumulative effect of change in
     accounting principle                                      -                 -                   -            (1,038)
                                                   --------------    --------------      --------------    --------------
           Net loss                                $        (433)    $      (1,568)      $      (1,098)    $      (3,432)
                                                   ==============    ==============      ==============    ==============
Basic net loss per share per share before
     cumulative effect of change in accounting
     principle                                     $       (0.05)    $       (0.19)      $       (0.13)    $       (0.30)
Basic net loss per share per share                 $       (0.05)    $       (0.19)      $       (0.13)    $       (0.43)
                                                   ==============    ==============      ==============    ==============

Weighted average common shares                             8,458             8,067               8,440             8,067
                                                   ==============    ==============      ==============    ==============

Diluted net loss per share before cumulative
     effect of change in accounting principle      $       (0.05)    $       (0.19)      $       (0.13)    $       (0.30)
     Diluted net loss per share                    $       (0.05)    $       (0.19)      $       (0.13)    $       (0.43)
                                                   ==============    ==============      ==============    ==============

Weighted average common shares                             8,458             8,067               8,440             8,067
                                                   ==============    ==============      ==============    ==============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                -------------------------------------------
                                                                                  June 27,                     June 28,
                                                                                     1999                         1998
                                                                                --------------               --------------
Cash Flows from Operating Activities:
     Net income (loss)                                                          $      (1,098)               $      (3,432)
     Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
         Depreciation and amortization                                                  2,202                        1,700
         Directors fees paid in common stock                                               72                            -
         Changes in operating assets and liabilities:
            Accounts receivable                                                          (145)                      (1,695)
            Costs and estimated earnings in excess of billings                         (1,238)                         510
            Other current assets                                                         (295)                        (106)
            Accounts payable and accrued expenses                                         679                       (1,827)
            Accrued and deferred taxes                                                     (7)                         (16)
                                                                                --------------               --------------
                   Net cash provided (used) for operating activities                      170                       (4,866)
                                                                                --------------               --------------

Cash Flows from Investing Activities:
     Purchase of contract equipment converted to capital leases                             -                       (2,070)
     Additions to property and equipment                                                    -                          (32)
     Decrease in other assets                                                              94                           10
                                                                                --------------               --------------
                   Net cash provided (used) for investing activities                       94                       (2,092)
                                                                                --------------               --------------

Cash Flows from Financing Activities:
     Net revolving credit borrowings                                                      670                        4,936
     Proceeds from sale/leaseback of equipment                                              -                        2,070
     Principal payments on long-term borrowings                                             -                         (275)
     Principal payments on obligations under capital leases                            (1,805)                      (1,395)
     Proceeds from issuance of convertible subordinated debt                            1,000                            -
     Net proceeds from issuance of common stock                                            17                           11
                                                                                --------------               --------------
                   Net cash provided (used) by financing activities                      (118)                       5,347
                                                                                --------------               --------------

Increase (decrease) in cash and cash equilvalents                                         146                       (1,611)
Cash and cash equivalents, beginning of period                                            166                        1,611
                                                                                --------------               --------------
Cash and cash equivalents, end of period                                        $         312                $           -
                                                                                ==============               ==============

Supplemental cash flow information:
     Cash paid during the period for interest                                   $         885                $         594
                                                                                ==============               ==============

Non cash activities:
Issuance of stock options                                                       $          35                $           -
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

      The results of operations for the period ended June 27, 1999 are not necessarily indicative of the operating results to be expected for the full year.

      The condensed balance sheet as of December 31, 1998 has been derived from the audited financial statements for that date. Certain amounts for 1998 have been reclassified to conform to the presentation for 1999.

Note 2.  Income Taxes

      Due to the uncertainty surrounding the realization of the Company's net deferred tax asset the Company has provided a full valuation allowance against this amount.

Note 3.  Related Party Transactions and Shareholders' Equity

      During the first quarter, the Company issued Lau options to purchase 60,000 shares of the Company's common stock in exchange for Lau's guarantee of an indemnification obligation of the Company. The options are exercisable through February 2002 at $1.90 per share. The fair value of the options have been credited to shareholders' equity and included in deferred financing cost, a component of other assets. The value of these options will be amortized over the indemnification period and charged to interest expense.

      In May 1999, the Company received a commitment from Lau to lend to the Company up to $2,000,000 in exchange for a 4% convertible subordinated note through February 2000. Amounts drawn under the note with Lau's consent and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment.

      In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants.

     This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended.

     In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

      The Company has two non exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Government Agencies. Lau will pay the Company royalties on profits, as defined, under these agreements.

Note 4.  Net Loss per Share

      Basic and dilutive net loss per share are computed based on the weighted average number of common shares outstanding during the period. The diluted per share amounts do not reflect the impact of options outstanding for approximately 2,510,000 shares in 1999 and 1,509,000 shares in 1998 or the conversion of convertible subordinated debt because their effect is antidilutive. Except for convertible subordinated debt and options referred to above, the Company does not have any other potential common stock at June 27, 1999.

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

      Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the six months ended June 27, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 50% of revenues for the period.


                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            JUNE 27,          JUNE 28,           JUNE 27,           JUNE 28,
Business Segment Information                  1999              1998              1999               1998
                                          -----------        -----------        ----------        -----------
Revenues:
     Systems integration divison          $     4,714        $     2,965        $    9,145        $     7,594
     Biometrics division                            -                  -                 -                  -

                                          -----------        -----------        ----------        -----------
                                          $     4,714        $     2,965        $    9,145        $     7,594
                                          ===========        ===========        ==========        ===========
 Operating Income (Loss):
     Systems integration divison          $       541        $    (1,153)       $      928        $    (1,626)
     Biometrics division                         (421)                 -              (953)                 -
                                          ===========        ===========        ==========        ===========
                                          $       120        $    (1,153)       $      (25)       $    (1,626)
                                          ===========        ===========        ==========        ===========



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

Overview
--------

      Viisage is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies. Since its inception in 1993, the Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,000 locations in 12 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service.

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

      The SI division provides systems and services principally under contracts that have five-year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the six months ended June 27, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 50% of revenues for the period.

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

Results of Operations
---------------------

Revenues. SI division revenues are derived principally from systems implementation, card production and related services under multi-year contracts. Revenues increased 57% to $4.7 million for the quarter ended June 27, 1999 compared to $3.0 million for the same period in 1998. For the six months ended June 27,1999 revenues increased 20% to $9.1 million compared to $7.6 million for the same period in 1999. Revenues for 1999 relate solely to the SI division and reflect the impact of new business awards in the second half of 1998.

Project Costs and Margin. SI division project costs consist primarily of hardware, consumables (printer ribbons, cards, holographic overlays, etc.), system design, software development and implementation labor, maintenance and overhead. As a percentage of revenues, project costs decreased to 82% and 83% for the quarter and six months ended June 27, 1999, respectively, from 88% and 87% for the comparable periods in 1998. Project costs for 1999 reflect the impact of lowering project margin estimates in the third and fourth quarters of 1998, as well as the impact of new business on the overall revenue mix. Project costs for the six month period ended June 28, 1998 include approximately $283,000 of start-up costs and $50,000 of restructuring costs, respectively. Project costs for 1998 do not reflect the impact of margin adjustments made at the end of 1998. Project margin increased 146% to $844,000 (18% of revenues) for the quarter ended June 27, 1999 from $343,000 (12% of revenues) for the comparable period in 1998. For the six months ended June 27, 1999, project margin increased 61% to $1.6 million (17% of revenues) from $976,000 (12% of revenues) for the same period in 1998. This improvement reflects the changes in project costs discussed above. Biometrics division project costs for the periods were not material.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and professional service fees for marketing, bid and proposal and customer support activities. SI division sales and marketing expenses for the quarter ended June 27, 1999 decreased 90% to $85,000 from $857,000 for the comparable period in 1998. For the six months ended June 27, 1999, SI division sales and marketing expenses, excluding non-recurring changes, decreased 86% to $185,000 from $1,278,000 for the comparable period in 1998. Total sales and marketing expenses for the six month period in 1998 include restructuring costs of approximately $170,000. The decrease in SI division sales and marketing expenses for 1999 reflects the restructuring and related headcount reductions, the allocation of certain marketing resources to the biometrics division beginning in June 1998, more focused marketing efforts and the Company's on-going cost reduction efforts. As a percentage of revenues, SI division sales and marketing expenses were 2% for the quarter ended June 27, 1999 compared to 29% for the same period in 1998 due to the factors discussed above. For the six months ended June 27, 1999, SI division sales and marketing expenses, excluding non-recurring charges, were 2% of sales in compared to 17% for the same period in 1998. Biometrics division sales and marketing expenses for the quarter and six months ended June 27, 1999 were $85,000 and $245,000 respectively.

Research and Development. Research and development expenses consist principally of compensation, outside services and materials utilized for product and software development activities that are not related to specific projects.
There were no SI division research and development expenses for 1999 or 1998 in either period. Biometrics division research and development expenses were $69,000 for the quarter ended June 27, 1999 compared to $102,000 for the same period in 1998. For the six months ended June 27, 1999, research and development expenses were $167,000 compared to $119,000 for the same period in 1998. Such amounts do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to the Company under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and Administrative. General and administrative expenses consist principally of compensation for executive management, finance and administrative personnel and outside professional fees and are shared by the Company's two divisions. General and administrative expenses decreased 10% to $485,000 for the quarter ended June 27, 1999 from $537,000 for the same period in 1998. For the six month period ended June 27, 1999, general and administrative expenses decreased 4% to $995,000 from $1,035,000 for the same period in 1998. As a percentage of revenues, general and administrative expenses were 10% for the quarter ended June 27, 1999, compared to 18% for the same period in 1998. For the six month period ended June 27, 1999, general and administrative expenses were 11% of revenues compared to 14% for the same period in 1998.

Interest Expense. The increase in net interest expense to $553,000 for the quarter ended June 27, 1999 from $415,000 for the comparable period in 1998 reflects increased borrowings and rates during 1999. For the six month period ended June 27, 1999 net interest expense was $1,073,000 compared to $768,000 for the same period in 1998.

Income Taxes. The Company did not record any tax benefit for the 1999 and 1998 losses due to the uncertainty of when such benefit will be realized.

Liquidity and Capital Resources
-------------------------------

      At June 27, 1999, working capital was $11.7 million compared to $11.2 million at December 31, 1998.

      For the six months ended June 27, 1999, operations and investing activities provided cash of approximately $170,000 and $94,000, respectively, which was used to repay capital lease obligations.

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

      The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At June 27, 1999, the Company had approximately $13.6 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999.

      The Company believes that it will meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

      In May 1999, the Company received a commitment from Lau to lend to the Company up to $2,000,000 in exchange for a 4% convertible subordinated note through February 2000. Amounts drawn under the note with Lau's consent and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment. The Company plans to raise additional funding, as needed, from other sources.

     In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants.

     This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended.

     In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

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

                           VIISAGE TECHNOLOGY, INC.


PART II - OTHER INFORMATION

Item 2 - Changes in Securities

     In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants.

     This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended.

     In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

Item 4 - Submission of Matters to a Vote of Security Holders

     Board of Directors members, Peter Nessen and Thomas J. Reilly were elected to three-year terms and the Company's selection of independent public accountants was ratified at a Special Meeting in Lieu of the 1999 Annual Meeting of Shareholders held on May 28, 1999. The terms of Board of Directors members, Denis K. Berube, Charles J. Johnson, Charles E. Levine and Harriet Mouchly-Weiss continued after the meeting. A total of 6,155,806 shares out of the total outstanding shares of 8,420,968 voted at the meeting. The vote for the directors was 6,142,398 for and 13,408 withheld and the vote to ratify the Company's selection of independent public accountants was 6,145,956 for, 7,750 against and 2,100 abstained.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         27   Financial Data Schedule
         3(i) Certificate of Designation of Series A Convertible Preferred
              Stock

     (b) Reports on Form 8-K
         None

                           VIISAGE TECHNOLOGY, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             VIISAGE TECHNOLOGY, INC.


Date:  August 11, 1999       By:  /s/ Thomas J. Colatosti
                                 ----------------------------
                                  Thomas J. Colatosti
                                  President and Chief Executive Officer



                             By:  /s/ William A. Marshall
                                 ----------------------------
                                 William A. Marshall
                                 Chief Financial Officer