Form 10-Q
period 1999-09-26
VIISAGE TECHNOLOGY INC
filed 1999-11-10
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 26, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________.

                       Commission File Number 000-21559



                           VIISAGE TECHNOLOGY, INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                    04-3320515
----------------------------------------                    ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

30 Porter Road, Littleton, MA                               01460
----------------------------------------                    ------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (978)-952-2200
                                                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [X]  Yes   [_]   No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 1, 1999
------------------------------              -------------------------------

Common stock, $.001 par value                         9,099,189

                           VIISAGE TECHNOLOGY, INC.

             FORM 10 - Q FOR THE QUARTER ENDED SEPTEMBER 26, 1999

                                     INDEX

                                                                                            Page
                                                                                            ----
Facing
Sheet.........................................................................................1

Index.........................................................................................2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements
           Condensed Balance Sheets as of September 26, 1999 and December 31, 1998............3

           Condensed Statements of Operations for the three months and nine months ended
           September 26, 1999 and September 27, 1998..........................................4

           Condensed Statements of Comprehensive Income for the three months and nine months ended September 26, 1999 and September 27, 1998....................................5

           Condensed Statements of Cash Flows for the nine months ended September 26, 1999 and September 27, 1998.............................................................6

           Notes to Condensed Financial Statements............................................7

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................10

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities.............................................................15

  Item 4 - Submission of Matters to a Vote of Security Holders...............................15

  Item 6 - Exhibits and Reports on Form 8-K..................................................15

SIGNATURES...................................................................................16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                           Condensed Balance Sheets
                                (in thousands)

                                                                    Sept. 26,                       December 31,
                                                                      1999                              1998
                                                             ---------------------            ----------------------
                                                                    Unaudited
Assets
Current Assets:
   Cash and cash equivalents                                  $              1,262             $                 166
   Accounts receivable                                                       4,770                             4,285
   Costs and estimated earnings in excess of billings                       20,682                            21,723
   Other current assets                                                        846                               764
                                                             ---------------------            ----------------------
      Total current assets                                                  27,560                            26,938
Property and equipment, net                                                 18,011                            18,513
Other assets                                                                   818                               993
                                                             ---------------------            ----------------------
                                                              $             46,389             $              46,444
                                                             =====================            ======================

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                      $              8,481             $               9,090
   Accrued and deferred income taxes                                            16                                27
   Convertible subordinated debt                                               800                               800
   Current portion of long-term debt                                         7,845                             2,054
   Obligations under capital leases                                          3,610                             3,797
                                                             ---------------------            ----------------------
      Total current liabilities                                             20,752                            15,768
Long-term debt                                                                   -                             6,500
Convertible subordinated debt                                                1,000                                 -
Obligations under capital leases                                             8,930                            11,558
Obligations under related party capital leases                               2,740                                 -
                                                             ---------------------            ----------------------
                                                                            33,422                            33,826
Shareholders' equity                                                        12,967                            12,618
                                                             ---------------------            ----------------------
                                                              $             46,389             $              46,444
                                                             =====================            ======================


  The accompanying notes are an integral part of these financial statements.

                           Viisage Technology, Inc.
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended                             Nine Months Ended
                                            ----------------------------------------      ----------------------------------------
                                                 Sept. 26,              Sept. 27,              Sept. 26,              Sept. 27,
                                                    1999                   1998                   1999                   1998
                                            -----------------      -----------------      -----------------      -----------------
Revenues                                     $          5,209       $          4,241       $         14,354       $         11,836
Project costs                                           4,136                  4,056                 11,714                 10,676
                                            -----------------      -----------------      -----------------      -----------------
   Project margin                                       1,073                    185                  2,640                  1,160
                                            -----------------      -----------------      -----------------      -----------------

Operating Expenses:
   Sales and marketing                                    134                    395                    563                  1,843
   Research and development                                86                    143                    252                    262
   General and administrative                             447                    510                  1,442                  1,545
                                            -----------------      -----------------      -----------------      -----------------
      Total operating expenses                            667                  1,048                  2,257                  3,650
                                            -----------------      -----------------      -----------------      -----------------
      Operating income (loss)                             406                   (863)                   383                 (2,490)

Interest expense                                          474                    424                  1,548                  1,191
                                            -----------------      -----------------      -----------------      -----------------

   Income (loss) before income taxes
     and cumulative effect of change in
     accounting principle                                 (68)                (1,287)                (1,165)                (3,681)

Provision for income taxes                                  -                      -                      -                      -
                                            -----------------      -----------------      -----------------      -----------------

   Income (loss) before cumulative effect
     of change in accounting principle                    (68)                (1,287)                (1,165)                (3,681)

Cumulative effect of change in accounting
  principle                                                 -                      -                      -                  1,038
                                            -----------------      -----------------      -----------------      -----------------

Net income (loss)                                         (68)                (1,287)                (1,165)                (4,719)
Preferred stock dividend / accretion                      214                      -                    214                      -
                                            -----------------      -----------------      -----------------      -----------------

Net income (loss) applicable to common
  Shareholders                               $           (282)      $         (1,287)      $         (1,379)      $         (4,719)
                                            =================      =================      =================      =================

Basic net income (loss) per share before
  change in accounting principle             $          (0.03)      $          (0.16)      $          (0.16)      $          (0.45)
Basic net income (loss) per share            $          (0.03)      $          (0.16)      $          (0.16)      $          (0.58)
                                            =================      =================      =================      =================
Weighted average common shares                          8,565                  8,170                  8,482                  8,100
                                            =================      =================      =================      =================

Diluted net income (loss) per share before
  change in accounting principle             $          (0.03)      $          (0.16)      $          (0.16)      $          (0.45)
Diluted net income (loss) per share          $          (0.03)      $          (0.16)      $          (0.16)      $          (0.58)
                                            =================      =================      =================      =================
Weighted average common and
  equivalent shares                                     8,565                  8,170                  8,482                  8,100
                                            =================      =================      =================      =================

  The accompanying notes are an integral part of these financial statements.

                            Viisage Technology, Inc.
                  Condensed Statements of Comprehensive Income
                                 (in thousands)
                                  (Unaudited)

                                                      Three Months Ended                             Nine Months Ended
                                          ----------------------------------------      ----------------------------------------
                                               Sept. 26,              Sept. 27,              Sept. 26,              Sept. 27,
                                                  1999                   1998                   1999                   1998
                                          -----------------      -----------------      -----------------      -----------------
Net income (loss)                          $            (68)      $         (1,287)      $         (1,165)      $         (4,719)
                                          -----------------      -----------------      -----------------      -----------------
Other comprehensive income net of tax:
                                                          -                      -                      -                      -
                                          -----------------      -----------------      -----------------      -----------------
Other comprehensive income                                -                      -                      -                      -
                                          -----------------      -----------------      -----------------      -----------------
Comprehensive income                       $            (68)      $         (1,287)      $         (1,165)      $         (4,719)
                                          =================      =================      =================      =================

   The accompanying notes are an integral part of these financial statements

                           VIISAGE TECHNOLOGY, INC.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                      -----------------------------------------------------------
                                                                              Sept. 26,                            Sept.27,
                                                                                 1999                                1998
                                                                      -----------------------             -----------------------
Cash Flows from Operating Activities:                                  $              (1,165)              $              (4,719)
   Net income (loss)
   Adjustments to reconcile net income (loss) to net cash
      Provided (used) by operating activities
         Depreciation and amortization                                                  3,282                               2,631
         Cumulative effect of change in accounting principle                                -                               1,038
         Directors fees paid in common stock                                              108                                   -
         Change in operating assets and liabilities:
            Accounts receivable                                                          (485)                               (508)
            Costs and estimated earnings in excess of billings                          1,040                              (1,592)
            Other current assets                                                          (81)                               (122)
            Accounts payable and accrued expenses                                        (609)                             (2,466)
            Accrued and deferred taxes                                                    (11)                                (16)
                                                                      -----------------------             -----------------------
               Net cash provided by (used for) operating activities                     2,079                              (5,754)
                                                                      -----------------------             -----------------------

Cash Flows from Investing Activities:
   Purchase of contract equipment converted to capital leases                          (2,740)                             (2,070)
   Purchase of system assets                                                                -                                 (38)
   Decrease in other assets                                                               169                                  45
                                                                      -----------------------             -----------------------
      Net cash provided by (used for) investing activities                             (2,571)                             (2,063)
                                                                      -----------------------             -----------------------
Cash Flows from Financing Activities:
   Net revolving credit borrowings                                                          -                               5,952
   Proceeds from sale/leaseback of equipment                                            2,740                               2,070
   Principal payments on long-term borrowings                                            (709)                               (431)
   Principal payments on obligations under capital leases                              (2,815)                             (2,019)
   Proceeds from issuance of convertible subordinated debt                              1,000                                   -
   Net proceeds from issuance of common stock                                              24                                 634
   Proceeds from issuance of preferred stock, warrants and
     conversion rights                                                                  1,348                                   -
                                                                      -----------------------             -----------------------
      Net cash provided by (used for) financing activities                              1,588                               6,206
                                                                      -----------------------             -----------------------

Net increase (decrease) in cash and cash equivalents                                    1,096                              (1,611)
Cash and cash equivalents, beginning of period                                            166                               1,611
                                                                      -----------------------             -----------------------
Cash and cash equivalents, end of period                               $                1,262              $                   -
                                                                      =======================             =======================

Supplemental Cash Flow Information:
   Cash paid during the period for interest                            $                1,160              $                  967
                                                                      =======================             =======================

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    Notes To Condensed Financial Statements


1.  DESCRIPTION OF BUSINESS

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

The accompanying financial data as of September 26, 1999 and December 31, 1998, and for the three and nine month periods ended September 26, 1999 and September 27, 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 condensed financial statements were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. Certain amounts for 1998 have been reclassified to conform to the presentation for 1999. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 26, 1999 and for the three and nine month periods ended September 26, 1999 and September 27, 1998, have been made. The results of operations for the period ended September 26, 1999 are not necessarily indicative of the operating results for the full year.


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

Computation of Net Loss per Share

Basic and dilutive net loss per share is computed based on the weighted average number of common shares outstanding during the period. The diluted per share amounts do not reflect the impact of options outstanding for approximately 2,510,000 shares in 1999 and 1,509,000 shares in 1998, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants because their effect is antidilutive. Except for convertible subordinated debt, convertible preferred stock, warrants and options referred to above, the Company does not have any other potential common stock at September 26, 1999.


Recent Accounting Pronouncements

None.


3.  INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.


4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

The Company is currently an approximately 67% owned subsidiary of Lau Technologies (Lau). Readers are referred to the "Notes to Financial Statements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

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

The Company has two non exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties on profits, as defined, under these agreements. Through September 26, 1999, no royalties have been earned.

In May 1999, the Company received a commitment from Lau to lend to the Company up to $2,000,000 in exchange for a 4% convertible subordinated note through February 2000. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment.

In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the

Company's common stock on June 30, 2002. Within ten (10) business days after the Mandatory Conversion Date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the Mandatory Conversion Date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

The Company has a project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999 with $2.7 million outstanding at September 26, 1999. Readers are referred to the "Notes to Financial Statements" section of the Company's 1998 Annual Report to Shareholders for further discussion.

On October 14, 1999, subsequent to the balance sheet date, Lau Technologies exercised an option to convert $800,000, 4%, subordinated convertible debt, plus accrued interest of $32,000, into 526,582 shares of the Company's common stock at the conversion price of $1.98 per share.


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

Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contracts to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the nine months ended September 26, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 44% of revenues for the period.


                          Business Segment Information
                                 (in thousands)

                                                 Three Months Ended                             Nine Months Ended
                                     ----------------------------------------      ----------------------------------------
                                          Sept. 26,              Sept. 27,              Sept. 26,              Sept. 27,
                                             1999                   1998                   1999                   1998
                                     -----------------      -----------------      -----------------      -----------------
Revenues:
   Systems integration division      $           5,075      $           4,143      $          14,220      $          11,738
   Biometrics division                             134                     98                    134                     98
                                     -----------------      -----------------      -----------------      -----------------
                                     $           5,209      $           4,241      $          14,354      $          11,836
                                     =================      =================      =================      =================

Operating Income (Loss)
   Systems integration division      $             797      $            (297)     $           1,727      $          (1,924)
   Biometrics division                            (391)                  (566)                (1,344)                  (566)
                                     -----------------      -----------------      -----------------      -----------------
                                     $             406      $            (863)     $             383      $          (2,490)
                                     =================      =================      =================      =================

                           VIISAGE TECHNOLOGY, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 1998 Annual Report and Form 10-K

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors That May Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-Q.


RESULTS OF OPERATIONS

Revenue are derived principally from multi-year contracts for systems implementation, card production and related services. Revenue grew to $5,209 thousand in the third quarter of 1999 from $4,241 thousand in the third quarter of 1998. Revenue for the first nine months of 1999 was $14,354 thousand, compared to $11,836 thousand in the first nine months of 1998. The 22.8% increase in revenue between the two three-month periods and the 21.3% increase in revenue between the two nine month periods was primarily a result of contract extensions with the State of Ohio and The Commonwealth of Massachusetts and new contracts with the States of Maryland and South Carolina and the Wisconsin Department of Corrections.

Gross margins increased to 20.6% in the third quarter of 1999 from 4.4% in the third quarter of 1998. Gross margins for the first nine months of 1999 were 18.4%, compared to 9.8% for the same period in 1998. The increase in gross margins between the two three-month periods and the two nine-month periods is due principally to the positive impact of higher margin new business on the overall revenue mix in 1999 and the negative impact of start-up and restructuring costs in 1998.

Sales and marketing expenses decreased $261 thousand in the third quarter of 1999 from the third quarter of 1998, and decreased $1,280 thousand in the first nine months of 1999 from the first nine months of 1998. This represents a decrease to 2.6% from 9.3% of revenue for the quarter to quarter period and to 3.9% from 15.6% for the first nine months of each fiscal year. The decrease is due principally to restructuring and related reductions in headcount, more focused marketing efforts, and our ongoing cost reduction efforts.

Research and development expenses decreased $57 thousand in the third quarter of 1999 from the third quarter of 1998, and decreased $10 thousand in the first nine months of 1999 from the first nine months of 1998. This represents a decrease to 1.7% from 3.4% of revenue for the quarter to quarter period and to 1.8% from 2.2% for the first nine months of each fiscal year. The decrease is due principally to restructuring and related reductions in headcount, more focused marketing efforts, and our ongoing cost reduction efforts. Research and development costs do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the us.

General and administrative expenses fell $63 thousand in the third quarter of 1999 from the third quarter of 1998, a decrease to 8.6% from 12.0 % of revenue. These expenses decreased $103 thousand in the first nine months of 1999 from the first nine months of 1998, representing a decrease to 10.0% from 13.1% of revenue. The savings is due principally to restructuring and related reductions in headcount and our ongoing cost reduction efforts.

Interest expense rose $50 thousand in the third quarter of 1999 over the third quarter of 1998, and increased $357 thousand in the first nine months of 1999 over the first nine months of 1998. This represents a decrease to 9.1% from 10.0% of revenue for the quarter to quarter period and an increase to 10.8% from 10.1% for the first nine months of each fiscal year. The dollar growth reflects increased borrowings and rates during 1999.

The Company did not record any tax benefit for the 1999 and 1998 losses due to the uncertainty of when such benefit will be realized.


RECENT ACCOUNTING PRONOUNCEMENTS

None.


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $1,262 thousand at September 26, 1999, an increase of $1,096 thousand from December 31, 1998. The increase is primarily the result of cash generated by operating and financing activities. These cash inflows were partially offset by cash outflows from investing activities.

Accounts receivable increased 11.3% from December 31, 1998 to September 26, 1999. Day's sales outstanding in receivables improved to 89 days at September 26, 1999 from 96 days at December 31, 1998.

Costs and estimated earnings in excess of billings decreased 4.8% from December 31, 1998 to September 26, 1999, which reflects billing out costs during the period.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company has a revolving credit facility with a commercial bank that provides for borrowings of up to $10 million through September 30, 1999, $9 million through December 31, 1999, and $6.5 million through June 30, 2000 at the prime rate plus 1%. The revolving credit facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital. Although a continuance is expected, as of September 26, 1999, the Company does not have a commitment to continue the revolving credit facility past June 30, 2000. Accordingly, the entire revolving credit facility has been reclassified to current liabilities. The Company expects that it will be able to negotiate adequate financing to support its current business plans, but there is no assurance these plans will be successful.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At September 26, 1999, the Company had approximately $12.5 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999 with $2.7 million outstanding at September 26, 1999.

The Company believes that it will meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of outstanding amounts.

In May 1999, the Company received a commitment from Lau to lend to us up to $2,000,000 in exchange for a 4% convertible subordinated note through February 2000. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to December 31, 2000 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment. The Company plans to raise additional funding, as needed, from other sources.

In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock, at the Company's option, upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on June 30, 2002. Within ten (10) business days after the Mandatory Conversion Date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the Mandatory Conversion Date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of our common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

The Company believes that if it meets its business forecast for 1999, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all. If the Company is unable to obtain additional capital, as needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations. Failure to obtain additional capital could also result in violation of debt and project lease financing covenants.

MARKET RISK

Except for the Company's revolving credit facility, which has a variable interest rate, the Company has no material exposure to market risk that could affect its future results of operations and financial condition.


IMPACT OF YEAR 2000 ISSUE

The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include:

[_]  test and upgrade internal business systems and facilities;
[_] test and develop necessary upgrades for the Company's current products and certain discontinued products;
[_] contact key suppliers, vendors, and customers to determine their year 2000 compliance status; and
[_]  develop contingency plans.

The Company's accounting and information systems provider, Lau, has advised the Company that its internal business systems are year 2000 compliant. The Company expects that its facilities will be year 2000 compliant by the end of 1999 and the owners of such facilities will remedy any problems encountered,.

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

The Company has identified and contacted suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company used questionnaires relating to year 2000 compliance that were distributed to its significant suppliers, vendors, and customers. The Company has followed-up and continues to monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues. These plans include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include among other things:

[_]  potential fluctuations in quarterly results;
[_]  the size and timing of award and performance on contracts;
[_]  dependence on large contracts and a limited number of customers;
[_]  lengthy sales and implementation cycles;
[_]  changes in management estimates incident to accounting for contracts;
[_]  availability and cost of key components;
[_]  market acceptance of new or enhanced products and services;
[_]  proprietary technology and changing technology;
[_]  competitive conditions;
[_]  system performance;
[_]  management of growth;
[_]  dependence on key personnel;
[_]  risks associated with year 2000 issues; and
[_] general economic and political conditions and other factors affecting spending by customers.

Any of these factors could have a material adverse impact on the Company's operations and financial results.

                           VIISAGE TECHNOLOGY, INC.


PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

In July 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on June 30, 2002. Within ten (10) business after the Mandatory Conversion Date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the Mandatory Conversion Date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

On October 14, 1999, subsequent to the balance sheet date, Lau Technologies exercised an option to convert $800,000, 4%, subordinated convertible debt, plus accrued interest of $32,000, into 526,582 shares of the Company's common stock at the conversion price of $1.98 per share.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          27 Financial Data Schedule

      (b) Reports on Form 8-K
          A report on Form 8-K dated November 3, 1999 was filed with the Commission on November 8, 1999. The report includes information under
          Item 4 concerning the dismissal of the Company's independent public accountants and the engagement of new independent public accountants.

                           VIISAGE TECHNOLOGY, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VIISAGE TECHNOLOGY, INC.


Date: November 10, 1999           By:    /s/ Thomas J. Colatosti
                                         ------------------------------
                                         Thomas J. Colatosti
                                         President and Chief Executive Officer



                                  By:    /s/ Thomas J. Colatosti
                                         ----------------------------
                                         Thomas J. Colatosti
                                         Chief Financial Officer (acting)