Form 10-K
period 1999-12-31
VIISAGE TECHNOLOGY INC
filed 2000-03-30
CIK 1018332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559

                            VIISAGE TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         04-3320515
          --------                                         ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   30 Porter Road, Littleton, MA                             01460
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (978)-952-2200


           Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class                  Name of exchange on which registered
    -------------------                  ------------------------------------
 Common Stock $.001 par value                   NASDAQ National Market

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2000, was approximately $35 million.

As of March 1, 2000, the registrant had 9,687,753 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000, and Form S-1 filed on November 12, 1999 are incorporated by reference into Part III.

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

The Company began operations in 1993 as a division of Lau Technologies (Lau), a provider of systems integration services and products for sophisticated electronic systems. In November 1996, Lau transferred substantially all of the assets, liabilities and operations of the division to the Company and the Company completed its initial public offering. As of December 31, 1999 the Company is a 64% owned subsidiary of Lau.

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

(b) Financial Information about Industry Segments
    ---------------------------------------------

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has two reportable business segments represented by its SI division and biometrics division discussed in item (a). For financial information about industry segments see
Note 12 of Notes to Financial Statements.

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

In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Advances in and the acceptance of digital technology have led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and imbedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself through the use of bar codes, magnetic stripes and "smart" cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience for system users.

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

Depending on the customer's needs, the SI division offers "instant issue" systems which produce identification cards on location in minutes, and central production systems which receive the information electronically from the point of capture and produce cards from a secure off-site processing location which are later mailed to recipients in several days. The facial images captured by the SI division's card systems can provide the content (face bases) for identification and verification applications.

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

Proprietary Products. The SI division's proprietary products and related software are described below:

     . The SensorMast is a fully-integrated, secure tower unit that incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

     . The Visual Inspection System automatically evaluates cards produced by the SI division's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity, which is otherwise performed manually and is a potential source of cost savings for customers.

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

Over the last six years, Viisage and Lau have enhanced technology initially developed by Professor Alex Pentland of the Massachusetts Institute of Technology (MIT) and have developed products for access control, surveillance, and real-time large database identification and verification of individuals. Viisage and Lau each license the underlying MIT technology for their respective markets through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that its proprietary software, developed over the last five years, is integral to making these technologies commercially viable.

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

Viisage offers several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The Company's identification software instantly calculates an individual's eigenface identifier and can search an existing database of millions of records in less than 10 seconds for images similar to the image being searched. Viisage's Face in the Crowd technology can find and identify specific individuals in a crowd. The system searches real-time for a match between individuals in the field and images in a database. When a match is located, the system tracks the individual and reports to the user. Early adopters are using the software for access control, fraud reduction, surveillance and law enforcement applications. The software can also be utilized with other biometrics, PIN's and identification cards or on a stand- alone basis for a variety of applications such as PC network and internet access security, ATMs, retail point-of-use and administration of health care benefits. The Company envisions a day when society could be free from cards, keys, PIN's and signatures. One's face will be the private, secure and convenient password of choice.

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

For the years ended December 31, 1999, 1998 and 1997, research and development expense was $253,000, $358,000 and $152,000, respectively. Such amounts do not include amounts for specific projects that are allocated to project costs or the benefits from the other research and development activities referred to above.

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

(iv)  Patents, Trademarks and Licenses
      --------------------------------

In addition to customized technology developed by the Company to meet customer requirements, the Company utilizes certain patented technology and trade secrets developed by its principal shareholder and technology partner, Lau. The Company has an exclusive, perpetual, irrevocable, paid-up royalty-free, worldwide license to use all of the technology owned or controlled by Lau relating to the Company's business except for controlling human entry through doorways, gates, turnstiles, or similar thresholds in and to buildings or facilities located on properties owned or controlled by the United States federal government, or any other national government, using apparatus at the entry point (federal access control). The Company has also entered into nonexclusive, nontransferable, royalty-generating license agreements with Lau to allow to allow Lau to use Viisage's proprietary technology to distribute Face-in-the-Crowd products for certain European markets and for United States airports and federal agencies. Lau has a U.S. patent which runs to 2014 on a card production system used by the Company, has a number of U.S. patent applications in process for facial recognition technologies, has copyrighted the SensorMast and has made a copyright filing for the Company's Visual Inspection System and related proprietary software. Lau has also filed foreign patent applications, which correspond to three of these domestic patent applications.

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

The Company has also obtained from Lau an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. patent 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. This license requires royalty payments to Lau for each unit sold or licensed by Viisage. The agreement also requires the issuance of 50,000 shares of Viisage common stock to Lau following the royalty commencement date.

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

(vii)  Customers and End Users
       -----------------------

The following lists and categorizes the Company's customers and end users as of December 31, 1999:

  STATE DEPARTMENTS OF MOTOR VEHICLES, OTHER STATE AND LOCAL AGENCIES

  Arizona Department of Transportation
  Arkansas Office of Driver Services
  Connecticut Department of Social Services
  Florida Department of Highway Safety and Motor Vehicles*
  Illinois Secretary of State
  Maryland Department of Transportation and Motor Vehicle Administration* Massachusetts Department of Transitional Assistance
  Massachusetts Registry of Motor Vehicles
  New Mexico Department of Taxation and Revenue
  New York Department of Social Services*
  North Carolina Department of Transportation
  Ohio Bureau of Motor Vehicles
  Ohio Department of Public Safety
  South Carolina Department of Public Safety*
  Wisconsin Department of Corrections
  Wisconsin Department of Transportation

  FEDERAL AGENCIES         FOREIGN CONTRACTS

  U.S. Immigration and Naturalization Service *
  Commission on Elections of the Republic of the Philippines*

  * By subcontract.

For 1997, one customer (Illinois Secretary of State) accounted for an aggregate of 46% of revenues. For 1998, three customers (Arkansas Office of Driver Services, Florida Department of Highway Safety and Motor Vehicles and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 40% of revenues for the year. For 1999, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Arkansas Department of Revenue, and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 52% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition. Since inception in June 1998, revenues for the biometrics division related solely to a subcontract with Lau and were not material. However, the SI division has on-going facial recognition projects (Massachusetts Department of Transitional Assistance, Illinois Secretary of State and Wisconsin Department of Corrections).

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

At December 31, 1999, the Company's backlog was approximately $58 million, compared to approximately $59 million at December 31, 1998.

(ix) Government Contacts
     -------------------

Government contracts are generally subject to termination for convenience or lack of appropriation at the election of the subject agency. At December 31, 1999, amounts subject to future negotiation are not material.

(x) Competition
    -----------

The market for the Company's products and services is extremely competitive and management expects this competition to intensify as the markets in which the Company's products and services are sold continue to develop.

The SI division faces competition in the identification systems market (for both digital and conventional systems) from technologically sophisticated companies, including Polaroid Corporation and De La Rue, which, in some cases, have greater technical, financial, and marketing resources than the Company. In some cases, the Company may be competing with an entity, which has a pre-existing relationship with a potential customer, which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

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

(xiii) Employees
       ---------

As of December 31, 1999, the Company had 61 employees. The Company from time-to-time supplements its employee forces with independent contractors. As of December 31, 1999, the Company had 6 such contractors. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be good.

(xiv) Officers
      --------

Executive officers of the Company are elected by the Board of Directors annually and serve until their successors have been duly elected and qualified.

Thomas J. Colatosti, 52, became President and Chief Executive Officer of the Company on November 3, 1998. From July 8, 1998 until November 3, 1998, Mr. Colatosti served as Chief Operating Officer of the Company. Prior to that, he served as Vice President, Operations of the Company, which he joined on December 30, 1996. From April 1995 through December 1996, Mr. Colatosti was President and Chief Executive Officer of CIS, a software and systems integration company. Mr. Colatosti held various finance, sales, and operations positions with Digital Equipment Corporation from 1973 to March 1995, serving as Vice President of the Northeast Region from 1993 through 1994 and Vice President of the Federal Systems Division from 1991 to 1993.

Iftikhar A. Ahmad, 48, was elected as an officer in March 1999 with the title of Vice President of Engineering and Program Management of the Company. From November 1996 until March 1999, Mr. Ahmad served as a Director in the Company's Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau's Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

Stanley Duci, 47, was elected as an officer in January of 2000 with the title of Vice President of Customer Service of the Company. In February, 1999, Mr. Duci was Vice President of Customer Service. From November, 1995 to February, 1999, Mr. Duci served as Customer Service Manager. Prior to joining Viisage, Mr. Duci was employed by Data General Corporation, where he was responsible for directing worldwide customer service engineering, technology, reliability and performance management systems.

Sean F. Mack, 37, was elected as an officer in January of 2000 with the title of Vice President, Treasurer and Controller of the Company. From July, 1999, Mr. Mack served as the Corporate Controller. Previously, Mr. Mack served in various capacities at Lau. From October, 1994 to July, 1999, Mr. Mack served as Controller and Treasurer of Lau Defense Systems, and he served as Cost Manager of Lau Technology from May, 1989 to October, 1994. Prior to joining Lau, Mr. Mack worked as a senior cost accountant at Benjamin Thompson & Associates in Cambridge, Massachusetts for two years, and as a financial program analyst for Raytheon Company in Marlboro, Massachusetts from 1985 to 1987.


(d) Financial Information about Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

The Company's foreign operations and export sales are currently not material.


ITEM 2.  PROPERTIES
         ----------

The Company currently uses approximately 15,000 square feet of space in facilities located in Littleton, Massachusetts and has access to common areas under the terms of a Use and Occupancy Agreement with Lau through February 2002. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is available if such lease is not extended.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol VISG. On March 13, 2000, the closing price of the common stock was $8.75 per share and there were approximately 43 holders of record of the Company's common stock. The quarterly high and low closing prices, as reported by NASDAQ, of Viisage's common stock in 1999 and 1998 were as follows:

                                          1999                1998
                                          ----                ----
Quarter                             HIGH       Low       HIGH      LOW
-------                             ----       ---       ----      ---
First Quarter                     1-13/16     1-1/16     7-3/8     4-7/8
Second Quarter                      1-5/8        3/4     5-3/8   1-15/16
Third Quarter                       2-1/2     1-3/16     3-1/2     1-1/4
Fourth Quarter                     8-1/16      1-3/4     2-1/4       5/8

DIVIDEND POLICY


The Company presently intends to retain its cash for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Company and related notes thereto included elsewhere in this Form 10-K.

  Years Ended December 31,
  ------------------------
                                              1999      1998 (1)     1997 (2)     1996       1995
                                            --------    --------    --------    --------   --------
                                            (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues ................................   $ 19,297    $ 16,259    $ 29,388    $ 24,971   $ 11,221
Project costs ...........................     15,131      15,957      26,122      19,484     10,361
                                            --------    --------    --------    --------   --------
Project margin ..........................      4,166         302       3,266       5,487        860
                                            --------    --------    --------    --------   --------

Operating expenses:
Sales and marketing .....................        739       2,195       4,930       1,852        999
Research and development ................        253         358         152         235      1,089
General and administrative ..............      1,939       2,247       2,105       1,880      1,204
                                            --------    --------    --------    --------   --------
Total operating expenses ................      2,931       4,800       7,187       3,967      3,292
                                            --------    --------    --------    --------   --------

Operating income (loss) .................      1,235      (4,498)     (3,921)      1,520     (2,432)
Interest expense, net ...................      2,230       1,667         441         714        515
                                            --------    --------    --------    --------   --------

Income (loss) before income taxes and
cumulative effect of accounting change ..       (995)     (6,165)     (4,362)        806     (2,947)
Income taxes ............................       --          --          --           205       --
                                            --------    --------    --------    --------   --------

Income (loss) before cumulative effect of
accounting change .......................       (995)     (6,165)     (4,362)        601     (2,947)
Cumulative effect of accounting change ..       --         1,038        --          --         --
                                            --------    --------    --------    --------   --------

Net income (loss) .......................       (995)     (7,203)     (4,362)        601     (2,947)
Preferred stock dividends ...............      1,003        --          --          --         --
                                            --------    --------    --------    --------   --------
Net income (loss) applicable to common
Shareholders ............................   $ (1,998)   $ (7,203)   $ (4,362)   $    601   $ (2,947)
                                            ========    ========    ========    ========   ========
Basic income (loss) per share applicable
to common shareholders before
cumulative effect of accounting change..    $  (0.23)   $  (0.75)   $  (0.54)   $   0.10   $  (0.52)
Basic net income (loss) per share
applicable to common shareholders(3)....    $  (0.23)   $  (0.88)   $  (0.54)   $   0.10   $  (0.52)
                                            ========    ========    ========    ========   ========
Weighted average basic common shares
outstanding.............................       8,610       8,175       8,060       6,022      5,680
                                            ========    ========    ========    ========   ========
Diluted income (loss) per share applicable
to common shareholders before cumulative
effect of accounting change.............    $  (0.23)   $  (0.75)   $  (0.54)   $   0.09   $  (0.52)
Diluted net income (loss) per share
applicable to common shareholders(3)....    $  (0.23)   $  (0.88)   $  (0.54)   $   0.09   $  (0.52)
                                            ========    ========    ========    ========   ========
Weighted average diluted common shares
outstanding.............................       8,610       8,175       8,060       6,537      5,680
                                            ========    ========    ========    ========   ========

  December 31,
  ------------
                                             1999              1998 (1)           1997 (2)            1996               1995
                                             ----              --------           --------            ----               ----
Balance Sheet Data:
  Working Capital.......................   $13,549             $ 11,089           $ 15,261          $20,676            $ 7,413
  Total                                     44,680               46,444             47,463           36,119             11,285
  assets................................
  Long-term obligations.................    15,721               18,058             13,300            4,420              8,319
  Shareholders' equity..................    15,790               12,618             18,736           23,020                  -

  Net assets(4).........................         -                    -                  -                -              1,323


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



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


The following discussion and analysis contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors that May Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-K.

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

The SI division provides systems and services principally under contracts that have five to seven year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. Substantially all of the Company's revenues are currently derived from the SI division's public sector customers and contractors to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, 1999, 1998 and 1997, four customers, three customers and one customer, respectively, each accounted for more than 10% of the Company's revenues and an aggregate of 52%, 40% and 46% of revenues for each of the years, respectively.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------


Revenues are derived principally from multi-year contracts for system implementation, card production and related services. Revenue grew to $19.3 million in 1999 from $16.3 million in 1998. The 18.7% increase between the two years was primarily the result of contract extensions with the State of Ohio and the Commonwealth of Massachusetts along with new contracts with the States of Maryland, South Carolina and Wisconsin Department of Corrections.

Gross margins increased to 21.6% in 1999 from 1.9% in 1998. The increase in gross margins between the two periods is due principally to the positive impact of new higher margin new business on the overall revenue mix in 1999 and the negative impact of start-up and restructuring costs in 1998.

Sales and marketing expenses decreased $1.5 million in 1999 from 1998. This represents a decrease to 3.8% from 13.5% of revenue for the year to year period. The decrease is due principally to restructuring and the related reductions in headcount, more focused marketing efforts, and the Company's ongoing cost reduction efforts.

Research and development expenses decreased $0.1 million in 1999 from 1998. This represents a decrease to 1.3% from 2.2% of revenue for the year to year period. The decrease is due principally to restructuring and related reductions in headcount, more focused R & D efforts, and the Company's ongoing cost reduction efforts. Research and development costs do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses fell $0.3 million in 1999 from 1998, a decrease to 10.0% from 13.8% of revenue. The saving is due principally to restructuring and related reductions in headcount and the Company's ongoing cost reduction efforts.

Interest expense rose $0.6 million in 1999 from 1998. This represents an increase to 11.6% from 10.3% of revenue. The additional cost is due principally to increased borrowing and leasing activity due to new business.

The Company did not record any tax benefit for the 1999 loss due to the uncertainty of when such benefits will be realized.


YEAR ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $0.4 million at December 31, 1999, an increase of $0.3 million from December 31, 1998. The increase is primarily the result of cash generated by operating and financing activities. These cash inflows were largely offset by cash outflows for investing activities.

Accounts receivable decreased 23.8% from December 31, 1998 to December 31, 1999. Day's sales outstanding in receivables improved to 62 days at December 31, 1999 from 96 days at December 31, 1998.

Costs and estimated earnings in excess of billings increased 2.3% from December 31, 1998 to December 31, 1999, which reflects the impact of additional business volume that will be billable in the future.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment, instead, satisfying its needs in these areas principally through leasing.

The Company has a revolving credit facility with a commercial bank that provides for borrowings of up to $9 million through December 31, 1999 and $6.5 million through June 30, 2000 at the prime rate plus 1%. The revolving credit facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. At December 31, 1999, the Company was in compliance with all loan covenants. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

In March 2000, the Company received a two year commitment letter from a commercial bank to provide a new revolving credit facility to the Company through April 2002 In connection with the bank's commitment, the revolving credit facility is amended to provide for borrowings of up to $4 million at the prime rate plus 1 1/4%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The accompanying financial statements reflect this commitment as of December, 31 1999.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to the systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. As of December 31, 1999, the Company was in compliance with all lease covenants. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At December 31, 1999, the Company had approximately $11.6 million outstanding under the lease financing arrangement. The Company has a similar lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999 with $3.1 million outstanding at December 31, 1999.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

In May 1999, the Company received a commitment from Lau to lend up to $2 million in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to January 1, 2001 at $1.26 per share. In May 1999, the Company borrowed $1 million under this commitment. The Company plans to raise additional funding, as needed, from other sources.

In June 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on June 30, 2002. Within ten (10) business days after that date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.

In December 1999, the Company completed a $1.5 million private placement of Series B Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $7.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on October 30, 2002. Within ten
(10) business days after that date, the Company may either (i) redeem the outstanding shares of Series B Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $60,000 and warrants to purchase 20,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 50,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share to the investor.

On December 9, 1999, warrants issued through the placement of the series A preferred stock were exercised at $1.79 for the purchase of 75,000 shares of common stock.

In January 2000, 750 shares of series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 is to be funded following the registration of the offered securities with the Commission), the Company agreed to issue to a private equity investor 391,917 shares of common stock, closing warrants to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and adjustable warrants, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). The adjustable warrants terminate if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrants is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by the same investor between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal 115% of the average per share market value for the ten trading days prior to the applicable closing date and the closing warrants will equal to 25% of each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The termination amount for the subsequent adjustable warrants will be 140% of the market value of the common stock on the applicable closing date and the formula amount will be set at 108% of such market value.

The Company believes that if it meets its business forecast for 2000, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet the Company's working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all.


INFLATION

Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.


ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts at their fair values as either assets or liabilities on the balance sheet.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to affect its financial statements.

Market Risk

Except for the Company's revolving credit facility, which has a variable interest rate, the Company has no material exposure to market risk that could affect its future results of operations and financial condition.


Certain Factors That May Affect Future Results

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, among other things, potential fluctuations in quarterly results, the size and timing of award and performance on contracts, dependence on large contracts and a limited number of customers, lengthy sales and implementation cycles, changes in management estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, dependence on key personnel, and general economic and political conditions and other factors affecting spending by customers.

Item 8.  Financial Statements and Supplementary Data




                                      INDEX




                                                                                    Page
                                                                                    ----

Reports of Independent Public Accountants                                           26-27

Balance Sheets as of December 31, 1999 and 1998                                      28

Statements of Operations for the years ended December 31, 1999, 1998 and 1997        29

Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1999, 1998 and 1997                                                30

Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997            31

Notes to Financial Statements                                                       32-47



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Viisage Technology, Inc.:

We have audited the accompanying balance sheet of Viisage Technology, Inc. as of December 31, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                           BDO SEIDMAN, LLP



Boston, Massachusetts
February 4, 2000 (except for note 6
for which the date is March
30, 2000)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Viisage Technology, Inc.:

We have audited the accompanying balance sheet of Viisage Technology, Inc. as of December 31, 1998, and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                        ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 19, 1999 (except for note 6 for which
               the date is April 26, 1999)

                            VIISAGE TECHNOLOGY, INC.
                                 Balance Sheets
                                 (in thousands)


                                                            December 31,
                                                          1999        1998
                                                        --------    --------
         ASSETS
Current Assets:
   Cash and cash equivalents                            $    441    $    166
   Accounts receivable, net of allowance for
      doubtful accounts of $100                            3,264       4,285
   Costs and estimated earnings in excess of billings     22,216      21,723
   Other current assets                                      797         683
                                                        --------    --------
      Total current assets                                26,718      26,857
                                                        --------    --------
Property and equipment, net                               17,237      18,513
Other assets                                                 725       1,074
                                                        --------    --------
                                                        $ 44,680    $ 46,444
                                                        ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                $  6,621    $  9,090
   Accrued and deferred income taxes                        --            27
   Convertible subordinated debt                            --           800
   Current portion of long-term debt                       2,500       2,054
   Obligations under capital leases                        4,048       3,797
                                                        --------    --------
      Total current liabilities                           13,169      15,768

Long-term debt                                             4,000       6,500
Convertible subordinated debt                              1,000        --
Obligations under capital leases                           7,964      11,558
Obligations under related party capital leases             2,757        --
                                                        --------    --------

   Total liabilities                                      28,890      33,826

Shareholders' equity
   Preferred stock, $0.001 par value; 2,000,000
     shares authorized; 3,000 shares issued and
     outstanding at December 31, 1999                      2,782        --
   Common stock, $0.001 par value; 20,000,000
     shares authorized; 9,275,940 and 8,382,700
     shares issued and outstanding at December 31,
     1999 and 1998, respectively
                                                               9           8
   Additional paid-in capital                             26,545      24,157
   Accumulated deficit                                   (13,546)    (11,547)
                                                        --------    --------
      Total shareholders' equity                          15,790      12,618
                                                        --------    --------
                                                        $ 44,680    $ 46,444
                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Operations
                      (in thousands, except per share data)

                                                                 December 31,
                                                        1999        1998        1997
                                                      --------    --------    --------

Revenues                                              $ 19,297    $ 16,259    $ 29,388
Project costs                                           15,131      15,957      26,122
                                                      --------    --------    --------
   Project margin                                        4,166         302       3,266
                                                      --------    --------    --------

Operating Expenses:
   Sales and marketing                                     739       2,195       4,930
   Research and development                                253         358         152
   General and administrative                            1,939       2,247       2,105
                                                      --------    --------    --------
      Total operating expenses                           2,931       4,800       7,187
                                                      --------    --------    --------
      Operating income (loss)                            1,235      (4,498)     (3,921)

Interest expense                                         2,230       1,667         441
                                                      --------    --------    --------

   Loss before income taxes and cumulative
     effect of change in accounting principle             (995)     (6,165)     (4,362)

Provision for income taxes                                 --          --          --
                                                      --------    --------    --------

   Loss before cumulative effect of change
     in accounting principle                              (995)     (6,165)     (4,362)


Cumulative effect of change in accounting principle        --       (1,038)        --
                                                      --------    --------    --------

Net loss                                                  (995)     (7,203)     (4,362)

Preferred stock dividends                                1,003         --          --
                                                      --------    --------    --------

Net loss applicable to common shareholders            $ (1,998)   $ (7,203)   $ (4,362)
                                                      ========    ========    ========


Basic and diluted loss per share applicable to
  common shareholders before change in
  accounting principle                                $  (0.23)   $  (0.75)   $  (0.54)
Basic and diluted net loss per share applicable
  to common shareholders                              $  (0.23)   $  (0.88)   $  (0.54)
                                                      ========    ========    ========

Weighted average basic and diluted common
  shares outstanding                                     8,610       8,175       8,060
                                                      ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                  Statements of Changes in Shareholders' Equity
                                 (in thousands)


                                                        Additional     Retained
                                 Common      Preferred   Paid-in        Earnings
                                 Stock         Stock     Capital       (Deficit)     Total
                                --------     --------    --------    -----------   --------
Balance, December 31, 1996      $      8     $           $ 22,994     $     18     $ 23,020

Exercise of stock options           --           --            78         --             78
Net loss                            --           --          --         (4,362)      (4,362)
                                --------     --------    --------     --------     --------

Balance, December 31, 1997             8         --        23,072       (4,344)      18,736
                                --------     --------    --------     --------     --------
Issuance of stock options           --           --           444         --            444
Issuance of common stock            --           --           600         --            600

Exercise of stock options           --           --            41         --             41
Net loss                            --           --          --         (7,203)      (7,203)
                                --------     --------    --------     --------     --------

Balance, December 31, 1998             8         --        24,157      (11,547)      12,618
                                --------     --------    --------     --------     --------

Exercise of employee stock
   options                          --           --           301         --            301

Common stock issued for
   services                         --           --           144         --            144
Common stock issued under
   employee stock purchase
   plan                             --           --            39         --             39
Exercise of private placement
   warrants                         --           --           134         --            134
Conversion of Lau debt                 1         --           832         --            833
Issuance of preferred stock
   with beneficial conversion
   feature of $896                  --          2,104         896         --          3,000

Issuance costs of preferred
   stock                            --           --          (271)        --           (271)
Amortization of beneficial
   conversion feature of
   preferred stock                  --            678        --           (678)        --

Accrued dividends on
   preferred stock                  --           --          --            (49)         (49)
Issuance of warrants to
   preferred stock investors        --           --           277         (277)        --

Issuance of options for
  services                          --           --            36         --             36
Net loss                            --           --          --           (995)        (995)
                                --------     --------    --------     --------     --------
Balance, December 31, 1999      $      9     $  2,782    $ 26,545     $(13,546)    $ 15,790
                                ========     ========    ========     ========     ========



    The accompanying notes are an integral part of these financial statements

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Cash Flows
                                 (in thousands)


                                                                       December 31,
                                                             1999         1998       1997
                                                           --------    --------    --------
Cash Flows from Operating Activities:
 Net loss                                                  $   (995)   $ (7,203)   $ (4,362)
 Adjustments to reconcile net loss to net cash
   Provided (used) by operating activities
     Depreciation and amortization                            4,422       3,022       1,964
     Cumulative effect of change in accounting principle       --         1,038        --

     Expenses paid in common stock                              212        --          --
     Change in operating assets and liabilities:
        Accounts receivable                                   1,021      (1,114)     (1,672)
        Costs and estimated earnings in excess of              (494)      2,722      (9,038)
          billings
        Other current assets                                   (113)       (260)        (85)
        Accounts payable and accrued expenses                (2,516)     (2,005)      5,259
        Accrued and deferred taxes
                                                                (28)         11        (174)
                                                           --------    --------    --------
        Net cash provided (used) by operating activities      1,509      (3,789)     (8,108)
                                                           --------    --------    --------

Cash Flows from Investing Activities:
  Purchase of equipment converted to capital leases          (3,125)     (5,244)     (7,800)
  Purchase of system assets                                    --          (100)     (3,900)
  Additions to property and equipment                           (21)       (145)       (453)
  Decrease in other assets                                      349          99         178
                                                           --------    --------    --------
    Net cash provided (used) by investing activities         (2,797)     (5,390)    (11,975)
                                                           --------    --------    --------

Cash Flows from Financing Activities:
  Net revolving credit (repayments) borrowings               (2,054)      8,554        --
  Proceeds from long-term borrowings                          1,000        --         4,100
  Proceeds from sale/leaseback of equipment                   3,125       5,244       7,800
  Principal payments on long-term borrowings                   --        (4,054)        (46)
  Principal payments on obligations under capital leases     (3,711)     (2,651)     (1,311)
  Net proceeds from issuance of common stock                    474         641          78
  Net proceeds from issuance of preferred stock               2,729        --          --
                                                           --------    --------    --------
     Net cash provided (used) by financing activities         1,563       7,734      10,621
                                                           --------    --------    --------

Net increase (decrease) in cash and cash equivalents            275      (1,445)     (9,462)
Cash and cash equivalents, beginning of year                    166       1,611      11,073
                                                           --------    --------    --------
Cash and cash equivalents, end of year                     $    441    $    166    $  1,611
                                                           ========    ========    ========

Supplemental Cash Flow Information:
  Cash paid during the year for interest                   $  1,788    $  1,416    $    832
  Cash paid during the year for income taxes               $   --      $     68    $    122

Non-cash Transactions:
  Conversion of subordinated debt to common stock          $    800    $   --      $   --



   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                     Notes To Condensed Financial Statements



1.       DESCRIPTION OF BUSINESS

Viisage is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies.

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. Effective June 1, 1998, the Company reorganized its operations to create a separate biometrics division to respond to the growing market interest in biometric solutions. The biometrics division is focused on product, market, and channel development activities in three principal areas: facility access control, PC network and internet access security, and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies. Since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material.

As of December 31, 1999, the Company was a 64% owned subsidiary of Lau Technologies (Lau).


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Computation of Net Loss per Share

Basic and dilutive net loss per share is computed based on the weighted average number of common shares outstanding during the period. The diluted per share amounts do not reflect the impact of options outstanding for approximately 2,472,139 shares in 1999, 2,784,531 shares in 1998, and 1,770,550 shares in
1997, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants because their effect is antidilutive. Except for the convertible subordinated debt, convertible preferred stock, warrants and options referred to above, the Company does not have any other potential common stock at December 31, 1999.


Contract Revenue and Cost Recognition

The Company provides services principally under contracts that provide for a fixed price for each system and/or for each card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $7 million expected to be billed and collected after December 31, 2000.


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

During 1998, the Company elected early adoption of Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred rather than capitalized. The Company previously capitalized certain start-up costs as pre-contract costs under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of 1998. The cumulative effect of the change in accounting principle of $1,038,000 was recorded as a one-time charge in the Company's results for 1998.

During the fourth quarter of 1997, the Company recorded non-recurring charges of approximately $7.6 million related to investments in technology, services and markets. These investments relate principally to upgrades and enhancements to older systems, enhancements to central production and data management capabilities and enhancements to certain systems to facilitate the future use of facial recognition technologies. Approximately $5.3 million of such charges are included in project costs and $2.3 million are included in sales and marketing expenses in the statement of operations.


Cash and Cash Equivalents

The company considers all highly liquid instruments, with a maturity of three months or less when acquired, to be cash equivalents.


Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable and short- and long-term borrowings, approximate fair values.


Accounts Receivable

Accounts receivable are due principally from government agencies and contractors to government agencies. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. Based on management's review, a $100,000 allowance for doubtful accounts has been established at December 31, 1999 and 1998.

For 1999, 1998 and 1997, four customers, three customers, and one customer, respectively, each accounted for more than 10% of revenues individually, and approximately 52%, 40% and 46% in the aggregate of the Company's revenues, respectively. At December 31, 1999, 75% of accounts receivable are due from five customers.


Property and Equipment

Property and equipment are recorded at cost or the lesser of fair value or the present value of minimum lease payments for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or usage-based methods over the estimated useful lives of the related assets or the lease term, whichever is shorter.


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

Costs related to software developed for internal use are expensed as incurred, except for externally purchased software, which is capitalized and depreciated over its estimated useful life not to exceed five years.


Income Taxes

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


Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. See note 10 for required disclosures.


Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts at their fair values as either assets or liabilities on the balance sheet.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to affect its financial statements.

3.     RELATED PARTY TRANSACTIONS

Debt

During the first quarter of 1999, the Company issued Lau options to purchase 60,000 shares of the Company's common stock in exchange for Lau's guarantee of an indemnification obligation of the Company. The options are exercisable through February 2002 at $1.90 per share. The fair value of the options, amounting to $36,000, have been credited to shareholders' equity and included in deferred financing cost, a component of other assets. The value of these options will be amortized over the indemnification period and charged to interest expense.

In May 1999, the Company received a commitment from Lau to lend to the Company up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to January 1, 2001 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment, which is outstanding as of December 31, 1999.

The Company has a project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999 with $3.1 million outstanding at December 31, 1999

On October 14, 1999, Lau Technologies exercised an option to convert $800,000, 4%, subordinated convertible debt, borrowed prior to 1999, plus accrued interest of $33,000, into 526,582 shares of the Company's common stock at the conversion price of $1.58 per share.


Licenses

The Company has two non exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties, as defined, under these agreements. Through December 31, 1999, no royalties have been earned.

The Company has also obtained from Lau an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. patent 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. This license requires royalty payments to Lau for each unit sold or licensed by Viisage. The agreement also requires the issuance of 50,000 shares of Viisage common stock to Lau following the royalty commencement date.

Other

Under an Administration and Services Agreement, Lau provides general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to the Company. The agreement requires the Company to pay a monthly fee based on the estimated actual cost of such services and permits the Company to terminate selected services upon 30 days written notice. The annual fee for services is revised if the level of services is changed. Amounts for 1999 and 1998 reflect a continued reduction in services. The amounts for such services were approximately $418,000 in 1999, $636,000 in 1998 and $864,000 in 1997.

A Use and Occupancy Agreement requires the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. The amounts for facilities and services were approximately $217,000 in 1999, $550,000 in 1998 and $512,000 in 1997, respectively. See note 7 for lease information.

Company employees participate in various Lau employee benefit plans. The Company pays its proportionate share of the costs of such plans based on the number of participating employees.

Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

The Company purchases certain system components and technical personnel services from Lau. The amounts for such components and services were approximately $0.5 million in 1999, $1.0 million in 1998 and $1.9 million in 1997. During 1999 and 1998, the Company provided software development services as a subcontractor to Lau amounting to $120,000 and $500,000, respectively.

At December 31, 1999 and 1998, the Company had approximately $35,000 and $596,000 of accounts receivable due from Lau, respectively, and approximately $119,000 and $906,000 of accounts payable due to Lau, respectively. The Company also has a 9% note receivable from Lau Technologies due in monthly installments of principal and interest of approximately $21,000 through February 28, 2002. At December 31, 1999 and 1998, approximately $214,000 and $197,000 of the note was included in other current assets, respectively, and the remaining balance of approximately $258,000 and $472,000 was included in other assets, respectively, in the accompanying balance sheet.

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

4.     PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

                                  December 31,
                                                        1999            1998

      Assets held under capital lease                 $  22,351       $ 19,225
      System assets                                       4,000          4,000
      Computer equipment                                    994            974
                                                      ---------       --------
                                                         27,345         24,199
      Less--Accumulated depreciation                     10,108          5,686
                                                      ---------       --------
                                                      $  17,237       $ 18,513
                                                      =========       ========

During 1999 and 1998, the Company sold and leased back under capital leases approximately $3.1 million and $5.2 million, respectively, of system equipment used to produce identification cards for certain contracts.

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


5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                            December 31,
                                                         1999            1998

      Accounts payable                                $    2,139      $    3,112
      Accrued contract costs                               3,912           5,235
      Accrued payroll and related taxes                       95             138
      Accrued vacation                                       189             219
      Other accrued expenses                                 286             386
                                                      ----------      ----------
                                                      $    6,621      $    9,090
                                                      ==========      ==========

6.     LONG TERM DEBT AND PROJECT LEASE ARRANGEMENTS

In December 1998, the Company executed an amended and restated agreement with a commercial bank to provide a new revolving credit facility to the Company through June 2000. Outstanding term and revolving credit borrowings were repaid with funds from the new agreement at closing. In connection with the bank's commitment, the revolving credit facility was amended to provide for borrowings of up to $9 million through December 31, 1999 and $6.5 million through June 30, 2000 at the prime rate plus 1%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. At December 31, 1999, the Company was in compliance with all loan covenants. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

In March 2000, the Company received a two-year commitment letter from a commercial bank to provide a new revolving credit facility to the Company through April 2002. In connection with the bank's commitment, the revolving credit facility is amended to provide for borrowings of up to $4 million at the prime rate plus 1 1/4%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The accompanying financial statements reflect this commitment as of December 31, 1999.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of the Company's digital identification systems and leases them back to Viisage for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of Viisage's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by Viisage's customers, but Viisage bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. At December 31, 1999, the Company was in compliance with all lease covenants. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At December 31, 1999, the Company had approximately $11.6 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $3.1 million of capital lease financing in 1999 with $3.1 million outstanding at December 31, 1999.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts and raising funds to cover biometrics division expenses. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of amounts outstanding.

7.     COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations and the shared facilities discussed in note 3. Rental expense for operating leases was approximately $131,000 in 1999, $212,000 in 1998 and $212,000 in 1997.

At December 31, 1999, approximate future minimum rentals under the lease for shared facilities and capital leases are as follows (in thousands):

                                                   Capital    Operating
                                                    Leases      Lease
      Year Ending:
        2000                                      $  5,117     $   131
        2001                                         4,446         131
        2002                                         3,110          12
        2003                                         2,674           -
        2004                                         1,541           -
        Thereafter                                     670           -
                                                  --------     -------
               Total minimum lease payments         17,558     $   274
                                                               =======
      Less--Interest portion                         2,789
                                                  --------
               Present value of net
               minimum lease payments               14,769
      Less--Current portion                          4,048
                                                  --------
                                                  $ 10,721
                                                  ========

Litigation

The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.


8.     RETIREMENT BENEFITS

The Company participates in the Lau 401(k) plan and pays its proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company's costs for this plan amounted to approximately $79,000, $67,000 and $95,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company does not offer any postretirement benefits.

9.     INCOME TAXES

There was no provision for income taxes for the years ended December 31, 1999, 1998 and 1997.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                 1999        1998       1997
      Federal statutory rate                    (34.0)%     (34.0)%    (34.0)%
      State taxes, net of federal benefit        (6.0)       (6.0)      (6.0)
      Valuation allowance recorded               40.0        40.0       40.0
                                                -----       -----      -----
                                                    -%          -%         -%
                                                =====       =====      =====



The components and approximate tax effects of the Company's deferred tax assets and liabilities as of December 31, 1999, and 1998 are as follows (in thousands):

                                                              1999        1998
      Deferred tax assets (liabilities):
       Net operating loss carryforwards for tax purposes     $ 4,902   $  4,363
       Bases differences related to contract assets             (620)      (859)
       Property, plant and equipment                             (14)       (19)
       Accruals and other reserves                               (72)       242
                                                             -------   --------
     Net deferred tax asset before valuation allowance         4,196      3,727
     Valuation allowance                                      (4,196)    (3,727)
                                                             -------   --------
     Net deferred tax asset                                  $     -   $      -
                                                             =======   ========


Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

At December 31, 1999, the Company had available estimated net operating loss carryforwards for federal tax purposes of approximately $11.6 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2011 to 2019 and are subject to review and possible adjustment by the Internal Revenue Service.


10.      SHAREHOLDERS' EQUITY

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

At December 31, 1999, the Company has reserved 2,057,100 shares of common stock for issuance under the management plan of which 454,945 shares are available for future grants, and 201,616 shares of common stock under the director plan which have all been granted.

During 1998, the Company adjusted the exercise price from $13.00 to $2.25 on 177,000 employee options and from $6.25 to $2.25 on 21,000 options granted to certain management personnel. These options were treated as cancelled and reissued in the table that follows.

A summary of stock option activity under the Plans is as follows:

                                                        Exercise Price  Weighted Average
                                            Shares        Per Share     Exercise Price
Options outstanding, December 31, 1996    1,427,100    $   2.96-$4.86     $   3.20
   Granted                                  362,000        6.25-13.00        12.50
   Exercised                                (10,732)             2.96         2.96
   Cancelled                                 (7,818)             2.96         2.96
                                         ----------    --------------     --------
Options outstanding, December 31, 1997    1,770,550        2.96-13.00         5.07
   Granted                                1,109,077      0.625-4.4375         1.63
   Exercised                                 (1,465)             2.96         2.96
   Cancelled                             (1,125,335)       2.96-13.00         5.68
                                         ----------    --------------     --------
Options outstanding, December 31, 1998    1,752,827       0.625-12.50         2.53
  Granted                                   167,996       1.1875-1.51         1.36
  Exercised                                (101,751)             2.96         2.96
  Cancelled                                (129,249)       0.625-2.96         2.68
                                         ----------    --------------     --------
Options outstanding, December 31, 1999    1,689,823    $ 0.625-$12.50     $   2.38
                                         ==========    ==============     ========

Options exercisable, December 31, 1999      692,003    $0.9375-$12.50     $   2.43
                                         ==========    ==============     ========

Options available for grant                 454,945
                                         ==========


The following table summarizes information about outstanding options as of December 31, 1999:

                                     Options Outstanding                            Options Exercisable
                                          Weighted         Weighted                      Weighted
                                           Average          Average                      Average
                                          Remaining         Exercise                     Exercise
     Range of               Number       Contractual       Price per      Number         Price per
   Exercise Prices       Outstanding         Life            Share      Exercisable        Share
   $0.9375 - $1.51          806,833        8.6 years         $1.02         187,771         $1.03
     2.00 - 2.96            788,020        6.6 years          2.75         499,262          2.94
       4.4375                19,970        8.4 years          4.44           4,970          4.44
       12.50                 75,000        7.4 years         12.50              -          12.50
                          ---------                                        -------
                          1,689,823                                        692,003
                          =========                                        =======


The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

                                       1999            1998          1997
Risk free interest rate             4.95 - 5.7 %     4.63-5.7%        6%
Expected dividend yield                  -               -             -
Expected lives                    3 - 10 years     8-10 years      10 years
Expected volatility                  71 - 78%           74  %         76  %



The total value of options granted under the Company's plans was computed as approximately $0.2 million for 1999, $1.1 million for 1998, and $3.7 million for 1997, respectively. Of these amounts, approximately $0.7 million, $0.8 million, and $0.4 million would have been charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively, for currently vested options. The remaining amounts of $5.8 million, $6.4 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, should be amortized over the related vesting periods. The pro forma effect of SFAS No. 123 is as follows:

                                                                       1999            1998               1997
         Net loss, as reported                                    $ (1,998,000)   $ (7,203,000)    $  (4,362,000)
         Pro forma net loss                                         (2,714,000)     (7,985,000)       (4,796,000)
         Basic and diluted net loss per share, as reported               (0.23)          (0.88)            (0.54)
         Pro forma basic and diluted net loss per share                  (0.32)          (0.98)            (0.60)


Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan. In January 2000, an additional 70,000 were reserved for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 1999, 39,844 shares have been issued and options to purchase 2,515 shares of common stock at $1.09 per share were vested under the plan.


Preferred Stock

In June 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The

Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on June 30, 2002. Within ten (10) business days after that date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.58 per share to the investor.


In December 1999, the Company completed a $1.5 million private placement of Series B Convertible Preferred Stock (the "preferred stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $7.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on October 30, 2002. Within ten
(10) business days after that date, the Company may either (i) redeem the outstanding shares of Series B Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has agreed to register for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $60,000 and warrants to purchase 20,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 50,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share to the investor.

In the event of liquidation of the company, the preferred shareholders would have a liquidating preference equal to the issuance price of the stock plus all accrued and unpaid dividends.

On December 9, 1999, warrants issued through the placement of the series A preferred stock were exercised at $1.79 for the purchase of 75,000 shares of common stock.

In January 2000, 750 shares of series A preferred stock were converted into 259,356 shares of common stock.

Common Stock

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 is to be funded following the registration of the offered securities with the Commission), the Company agreed to issue to a private equity investor 391,917 shares of common stock, closing warrants to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and adjustable warrants, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). The adjustable warrants terminate if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrants is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by the same investor between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will equal 115% of the average per share market value for the ten trading days prior to the applicable closing date and the closing warrants will equal to 25% of each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The termination amount for the subsequent adjustable warrants will be 140% of the market value of the common stock on the applicable closing date and the formula amount will be set at 108% of such market value.


11.      BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION, AND CONCENTRATIONS OF RISK

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. Effective June 1, 1998, the Company reorganized its operations to create two separate divisions, a biometrics division and a systems integration and identification card division
(SI). Since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material. The costs of shared facilities and certain administrative services have been allocated to each division based on actual usage or other methods that approximate actual usage. All other costs and expenses have been allocated to each business based on actual usage. The Company's accounting policies for its segments are the same as disclosed in Note 2. Management evaluates segment performance based on operating income.

Substantially all of the Company's revenues are currently derived from the SI division's public sector customers and contractors to such customers. The Company believes that for the foreseeable future it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, 1999, 1998 and 1997, four customers, three customers and one customer, respectively, each accounted for more than 10% of the Company's revenues and an aggregate of 52%, 40% and 46% of revenues for each of the years, respectively.


                                         1999      1998       1997
BUSINESS SEGMENT INFORMATION
Revenues:
   Systems integration division        $ 19,177   $15,759    $29,388
   Biometrics division                      120       500        --
                                       -----------------------------
                                       $ 19,297   $ 6,259    $29,388
                                       =============================
Operating Income (Loss):
   Systems integration division        $  2,860   $(3,141)   $(3,921)
   Biometrics division                   (1,625)   (1,357)       --
                                       -----------------------------
                                       $  1,235   $(4,498)   $(3,921)
                                       =============================
Total Assets:
   Systems integration division        $ 44,587   $45,881    $47,463
   Biometrics division                       93       563        --
                                       -----------------------------
                                       $ 44,680   $46,444    $47,463
                                       =============================
Depreciation and Amortization:
   Systems integration division        $  4,422   $ 2,996    $ 1,964
   Biometrics division                     --          26        --
                                       -----------------------------
                                       $  4,422   $ 3,022    $ 1,964
                                       =============================
Capital Expenditures:
   Systems integration division        $  3,146   $ 5,480    $12,153
   Biometrics division                     --           9        --
                                       -----------------------------
                                       $  3,146   $ 5,489    $12,153
                                       =============================
GEOGRAPHIC INFORMATION:
Revenues:
   United States                       $ 19,297   $15,644    $28,149
   International                           --         615      1,239
                                       -----------------------------
                                       $ 19,297   $16,259    $29,388
                                       =============================

12.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 1999 and 1998 (in thousands, except per share amounts):

                                           1st          2nd           3rd          4th
                                         Quarter      Quarter       Quarter     Quarter
      1999
  Revenues                               $ 4,431      $ 4,714    $   5,209      $ 4,943
  Project margin (loss)                     (145)         120          407          853
  Net income (loss)                         (665)        (433)         (68)         171
  Loss applicable to common
    shareholders                            (665)        (433)        (282)        (618)
  Basic net loss per share                 (0.08)       (0.05)       (0.03)       (0.07)

  Diluted net loss per share               (0.08)       (0.05)       (0.03)       (0.07)

      1998
  Revenues                               $ 4,629      $ 2,965    $   4,242      $ 4,423
  Project margin (loss)                      633          343          185         (859)
  Net loss                                (1,864)      (1,568)      (1,286)      (2,485)
  Loss applicable to common
    shareholders                          (1,864)      (1,568)      (1,286)      (2,485)
  Basic and diluted net loss per share     (0.23)       (0.19)       (0.16)       (0.30)


Net loss per share amounts for the first quarter of 1998 have been restated to reflect the Company's early adoption of SOP 98-5.

The 1998 results reflect the impact of charges and the accounting change discussed in note 2.

The 3rd and 4th quarter results for 1999 include preferred stock dividends of $214 and $789, respectively, in arriving at the loss attributable to common shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 3, 1999, the Company's audit committee approved the engagement of BDO Seidman, LLP to replace Arthur Andersen LLP as the Company's independent public accountants. The Company's change in independent public accountants was made at the request of its majority shareholder, Lau Technologies. Lau Technologies has engaged BDO Seidman, LLP to act as its independent public accountants and desires that the same firm audits the financial statements of its 64%-owned subsidiary. There were neither disagreements with Arthur Andersen LLP on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedure nor any "reportable events" as that term is used in Item 304(a) of Regulation S-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning executive officers required under this item is contained herein under the caption "Officers," Part I(c)(xiv).

Item 11. Executive Compensation

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a), (d)   Financial Statements and Schedules

For a list of financial statements included herein see Index on page 25.

All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)   Reports on Form 8-K

Changes in Registrant's certifying accountants filed on November 3, 1999.

(c)    Exhibits

See Exhibit Index on pages 51 through 53.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2000.


VIISAGE TECHNOLOGY, INC.


By: /s/ Thomas J. Colatosti
   ----------------------------
   Thomas J. Colatosti

                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2000:



              Signature                                               Title
              ---------                                               -----

By:________________________________
            Denis K. Berube                        Chairman of the Board of Directors
                  *
By:________________________________
          Thomas J. Colatosti                      President and Chief Executive Officer (Principal Executive Officer)
                  *
By:________________________________                Vice President, Corporate Controller and Treasurer (Principal Financial and
                                                   Accounting Officer)
            Sean F. Mack
                  *                                Secretary and Director
By:________________________________
         Charles J. Johnson
                  *                                Director
By:________________________________
          Charles E. Levine
                  *                                Director
By:________________________________
        Harriet Mouchly-Weiss
                  *                                Director
By:________________________________
             Peter Nessen
                  *                                Director
By:________________________________
           Thomas J. Reilly
                  *
* By: /s/ Thomas J. Colatosti
     ______________________________
          Thomas J. Colatosti
            Attorney-in-fact




                                  EXHIBIT INDEX
Exhibit
-------
  No.     Description
  --                                       -----------

2* Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Registrant and Lau Technologies.

3.1*   Restated Certificate of Incorporation of the Registrant.

3.2*   By-Laws of the Registrant.


3.3**  Certificate of Designation of series A convertible preferred stock.

3.4    Certificate of Designation of series B convertible preferred stock.

4*     Specimen certificates for shares of the Registrant's Common Stock.

10.1* Amended and Restated License Agreement, dated as of August 20, 1996, between the Registrant and Lau Technologies.

10.2* Form of Administration and Services Agreement between the Registrant and Lau Technologies.

10.3* Form of Use and Occupancy Agreement between the Registrant and Lau Technologies.

10.4* License Agreement, dated as of August 20, 1996, between the Registrant and Facia Reco Associates, Limited Partnership.

10.5   1996 Management Stock Option Plan, as amended.

10.6*  Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7   1996 Director Stock Option Plan, as amended.

10.8*  Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9* Contract between the Registrant and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10* Subcontract between the Registrant and Information Spectrum, Inc.
       (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11* Contract between the Registrant and the North Carolina Department of
       Transportation, dated as of April 26, 1996.

10.12*** Contract between the Registrant and the Illinois Secretary of State, dated June 2, 1997, as amended.


10.13**** 1997 Employee Stock Purchase Plan.

10.14***** Employment Agreement, dated as of November 3, 1998, between the
           Registrant and Thomas J. Colatosti.

10.15******Purchase Agreement (Project Finance Facility) between the Registrant and Sanwa Business Credit Corporation, dated as of November 20, 1998, as amended.

10.16******* Amended and Restated Credit Agreement between the Registrant and
             State Street Bank and Trust Company, dated December 7, 1998.

                                  EXHIBIT INDEX
Exhibit
-------
  No.    Description
  --     -----------


10.17 $2,000,000 Convertible Subordinated Note between the Registrant and Lau Acquisition Corporation, dated May 3, 1999.

10.18 Securities Purchase Agreement, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.19 Registration Rights Agreement, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.20 Common Stock Purchase Warrants, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.21 Subcontract Agreement, dated December 6, 1999 between the Registrant and Compaq Computer Corporation.

10.22 Securities Purchase Agreement, dated December 30, 1999 between the Registrant and Shaar Fund Ltd.

10.23 Registration Rights Agreement, dated December 30, 1999 between the Registrant and Shaar Fund Ltd.

10.24 Common Stock Purchase Warrants, dated December 30, 1999 between the Registrant and Shaar Fund Ltd.

10.25 Securities Purchase Agreement, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.26 Registration Rights Agreement, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.27 Common Stock Purchase Warrant, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.28 Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.29 Letter Agreement, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

23.1   Consent of BDO Seidman, LLP.

23.2   Consent of Arthur Andersen LLP.

24     Power of Attorney.

27     Financial Data Schedule.

* Filed as an exhibit to the Registrant's Form S-1 Registration Statement dated November 4, 1996 (File No. 333-10649).

                                  EXHIBIT INDEX
Exhibit
-------
  No.    Description
  --     -----------


** Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1999 (File No. 000-21559).

*** Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21559).

****   Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

***** Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 000-21559).

****** Original agreement filed as an exhibit to the Registrant's Form S-1
       Registration Statement dated November 4, 1996 (File No. 333-10649). Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21559).

*******Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 (File No. 000-21559).