Form 10-Q
period 2000-04-02
VIISAGE TECHNOLOGY INC
filed 2000-05-11
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 2, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559



                            VIISAGE TECHNOLOGY, INC.
                  -----------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                     04-3320515
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


30 Porter Road, Littleton, MA                                01460
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978)-952-2200
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
                                                          [X] Yes   [_] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at May 8, 2000
-----------------------------                     --------------------------

Common stock, $.001 par value                             9,945,217

                           VIISAGE TECHNOLOGY, INC.

                FORM 10 - Q FOR THE QUARTER ENDED APRIL 2, 2000

                                     INDEX

                                                                          Page
                                                                          ----
Facing Sheet...........................................................     1

Index..................................................................     2


PART I - FINANCIAL INFORMATION


  Item 1 -  Financial Statements

            Balance Sheets as of April 2, 2000 and December 31, 1999...     3

            Statements of Operations for the three months
            ended April 2, 2000 and March 28, 1999.....................     4

            Statements of Cash Flows for the three months
            ended April 2, 2000 and March 28, 1999.....................     5

            Notes to Financial Statements..............................     6

  Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................     9


PART II - OTHER INFORMATION

  Item 2 -  Changes in Securities......................................    13

  Item 4 - Submission of Matters to a Vote of Security Holders.........    13

  Item 6 - Exhibits and Reports on Form 8-K............................    13


SIGNATURES.............................................................    14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                                Balance Sheets
                                (in thousands)

                                                                       April 2,                         December 31,
                                                                         2000                               1999
                                                                  ------------------                  ----------------
                                                                     (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                      $                5                  $            441
   Accounts receivable                                                         3,869                             3,264
   Costs and estimated earnings in excess of billings                         22,860                            22,216
   Other current assets                                                          738                               797
                                                                  ------------------                  ----------------
      Total current assets                                                    27,472                            26,718
Property and equipment, net                                                   15,980                            17,237
Other assets                                                                     664                               725
                                                                  ------------------                  ----------------
                                                                  $           44,116                  $         44,680
                                                                  ==================                  ================

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses                            $            6,805                  $          6,621
 Accrued and deferred income taxes                                                 -                                 -
 Convertible subordinated debt                                                 1,000                                 -
 Current portion of long-term debt                                                 -                             2,500
 Obligations under capital leases                                              4,124                             4,048
                                                                  ------------------                  ----------------
      Total current liabilities                                               11,929                            13,169
Long-term debt                                                                 3,900                             4,000
Convertible subordinated debt                                                      -                             1,000
Obligations under capital leases                                               6,996                             7,964
Obligations under related party capital leases                                 2,689                             2,757
                                                                  ------------------                  ----------------
                                                                              25,514                            28,890
Shareholders' equity                                                          18,602                            15,790
                                                                  ------------------                  ----------------
                                                                  $           44,116                  $         44,680
                                                                  ==================                  ================

  The accompanying notes are an integral part of these financial statements.

                           Viisage Technology, Inc.
                           Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                      ------------------------------------------
                                                                                         April 2,                   March 28,
                                                                                           2000                       1999
                                                                                      ---------------           ----------------
Revenues                                                                              $         5,336           $          4,431
Project costs                                                                                   3,855                      3,708
                                                                                      ---------------           ----------------
  Project margin                                                                                1,481                        723
                                                                                      ---------------           ----------------
 Operating Expenses:
  Sales and marketing                                                                             194                        260
  Research and development                                                                         18                         98
  General and administrative                                                                      604                        510
                                                                                      ---------------           ----------------
   Total operating expenses                                                                       816                        868
                                                                                      ---------------           ----------------
   Operating income (loss)                                                                        665                       (145)

Interest expense                                                                                  478                        520
                                                                                      ---------------           ----------------

Net income (loss) before income taxes                                                             187                       (665)
Provision for income taxes                                                                          -                          -
                                                                                      ---------------           ----------------

Net income (loss)                                                                                 187                       (665)
Preferred stock dividend                                                                           92                          -
                                                                                      ---------------           ----------------

Net income (loss) applicable to common shareholders                                   $            95            $          (665)
                                                                                      ===============           ================

Net income (loss) per basic share                                                     $           .01            $         (0.08)
                                                                                      ===============           ================
Basic Shares                                                                                    9,711                      8,421
                                                                                      ===============           ================

Net income (loss) per diluted share                                                   $           .01           $          (0.08)
                                                                                      ===============           ================
Diluted Shares                                                                                 12,803                      8,421
                                                                                      ===============           ================



   The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                ----------------------------------------
                                                                                    April 2,              March 28,
                                                                                      2000                  1999
                                                                                ------------------      -----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                            $        187            $     (665)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                                1,151                  1,101
         Directors fees paid in common stock                                              -                     36
         Change in operating assets and liabilities:
            Accounts receivable                                                        (604)                   (20)
            Costs and estimated earnings in excess of billings                         (644)                (1,043)
            Other current assets                                                         59                      6
            Accounts payable and accrued expenses                                       184                  1,056
            Accrued and deferred taxes                                                    -                     (7)
                                                                                -----------             ----------
               Net cash provided by (used for) operating activities                     333                    464
                                                                                -----------             ----------
Cash Flows from Investing Activities:
   Additions to property and equipment                                                  106                      -
   Decrease in other assets                                                              61                     50
                                                                                -----------             ----------
      Net cash provided by (used for) investing activities                              167                     50
                                                                                -----------             ----------
Cash Flows from Financing Activities:
   Net revolving credit borrowings                                                        -                    293
   Principal payments on long-term borrowings                                        (2,600)                     -
   Principal payments on obligations under capital leases                              (961)                  (819)
   Net proceeds from issuance of common stock                                         2,625                     10
                                                                                -----------             ----------
      Net cash provided by (used for) financing activities                             (936)                  (516)
                                                                                -----------             ----------

Net increase (decrease) in cash and cash equivalents                                   (436)                    (2)
Cash and cash equivalents, beginning of period                                          441                    166
                                                                                -----------             ----------
Cash and cash equivalents, end of period                                        $         5             $      164
                                                                                ===========             ==========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                                     $       458             $      462
                                                                                ===========             ==========
   Cash paid during the period for income taxes                                 $         -             $        -
                                                                                ===========             ==========

Non Cash Activities:
   Issuance of stock options                                                    $         -             $       35
                                                                                ===========             ==========

   Conversion of preferred stock to common stock                                $       606             $        -
                                                                                ===========             ==========

   The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                         Notes To Financial Statements

1.  DESCRIPTION OF BUSINESS

Viisage Technology, Inc. hereafter referred to as "Viisage" or the "Company" is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of April 2, 2000 and December 31, 1999, and for the three month period ended April 2, 2000 and March 28, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 condensed financial statements were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 2, 2000 and for the three month period April 2, 2000 and March 28, 1999, have been made. The results of operations for the period ended April 2, 2000 are not necessarily indicative of the operating results for the full year.


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

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock during the period. The impact of options outstanding of 2,999,594, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are not reflected in the March 28, 1999 dilutive net loss per share calculation because their effects are antidilutive. The impact of options outstanding of 1,860,991, the conversion of convertible subordinated debt, the conversion of convertible preferred stock and warrants are reflected in the April 2, 2000 dilutive net income per share calculation.

3.  INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, the Company is approximately 59% owned subsidiary of Lau Technologies
(Lau). Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

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

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million of capital lease financing with $3.1 million outstanding at April 2, 2000. Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

In January 2000, 750 shares of the series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 is to be funded following the effectiveness of a registration statement on Form S-3), we agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, we issued 244,948 of these shares of common stock to SRI, and agreed to issue the balance to SRI upon the funding of $1,500,000 following the effectiveness of this registration statement. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Viisage paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which a warrant to purchase 46,875 shares has an exercise price of $12.35 per share, and a warrant to purchase 28,125 shares has an exercise price of one hundred thirty percent (130%) of the current market price as of the applicable date following the effectiveness of this registration statement.

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

Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contracts to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended April 2, 2000 and March 28, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 41% and 50% respectively, of revenues for the period.


                                       Business Segment Information
                                              (in thousands)

                                            Three Months Ended
                                           ---------------------
                                           April 2,    March 28,
                                             2000        1999
                                           --------   ----------
Revenues:
 Systems integration division              $  5,198     $  4,431
 Biometrics division                            138            -
                                           --------     --------
                                           $  5,336     $  4,431
                                           ========     ========

Operating Income (Loss)
 Systems integration division              $  1,065     $    387
 Biometrics division                           (400)        (532)
                                           --------     --------
                                           $    665     $   (145)
                                           ========     ========

                           VIISAGE TECHNOLOGY, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 1999 Annual Report and Form 10-K

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors That May Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-Q.


RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the first three months of 2000 were approximately $5,336,000, compared to approximately $4,431,000 for the first three months of 1999. The 20.4% increase in revenue between the two three-month periods was primarily a result of contract extensions with the State of Ohio and the State of Arizona and new contracts with the States of Maryland and South Carolina and the Wisconsin Department of Corrections.

Gross margins increased to 27.8% in the first quarter of 2000 from 16.3% in the first quarter of 1999. The increase in gross margins between the two three-month periods is due principally to the positive impact of higher margin new business and contract extensions on the overall revenue mix in 2000.

Sales and marketing expenses decreased approximately $66,000 in the first quarter of 2000 from the first quarter of 1999. This represents a decrease to 3.6% from 5.9% of revenue for the quarter to quarter period. The decrease is due principally to the Company's continuing efforts to control costs.

Research and development expenses decreased approximately $80,000 in the first quarter of 2000 from the first quarter of 1999. This represents a decrease to
 .3% from 2.2% of revenue for the quarter to quarter period. The decrease is due principally to receiving contracts that fund the Company's research and development within the contract. Research and development costs do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses increased by approximately $94,000 in the first quarter of 2000 from the first quarter of 1999, a decrease to 11.3% from
11.5 % of revenue. The increase in expenses is due principally to the increase in the business volume.

Interest expense decreased approximately $42,000 in the first quarter of 2000 over the first quarter of 1999. This represents a decrease to 9.0% from 11.8% of revenue for the quarter to quarter period. This decrease reflects a reduction in borrowings during 2000.

No provision for additional tax benefit has been made in the current period due to the uncertainty of when such benefit will be realized. The Company did not record a tax benefit for the remaining net operating loss due to the uncertainty of when such benefit will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were approximately $5,000 at April 2, 2000, a decrease of approximately $436,000 from December 31, 1999. The decrease is primarily the net result of the cash generated by operating and net proceeds from stock activities and the reduction of the borrowings against the line of credit from $6,500,000 on December 31, 1999 to $3,900,000 on April 2, 2000 as well as a reduction in lease financing debt.

Accounts receivable increased approximately 18.5% from April 2, 2000 to December 31, 1999 due to an improvement in collections.

Costs and estimated earnings in excess of billings increased approximately 2.9% from April 2, 2000 to December 31, 1999, which reflects the effect of new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company has a revolving credit facility with a commercial bank that provides for borrowings of up to $6.5 million through June 30, 2000 at the prime rate plus 1%. The revolving credit facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The revolving credit facility also requires the Company to raise funds, as needed, from other sources to cover biometrics division expenses. These sources are expected to include a combination of biometrics division revenues, subordinated debt and equity capital.

In March 2000, the Company received a commitment letter from a commercial bank to provide a new revolving credit facility to the Company through April 2002. Under this commitment, the revolving credit facility will provide for borrowings of up to $4 million at the prime rate plus 1 1/4%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined. The accompanying financial statements reflect this commitment.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At April 2, 2000, the Company had approximately $10.8 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $3.1 million outstanding at April 2, 2000.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of outstanding amounts.

In May 1999, the Company received a commitment from Lau to lend up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to January 1, 2001 at $1.26 per share. As of

April 2, 2000, the Company has borrowed $1,000,000 under this commitment. The Company plans to raise additional funding, as needed, from other sources.

In January 2000, 750 shares of the series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 is to be funded following the effectiveness of a registration statement on Form S-3), we agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, we issued 244,948 of these shares of common stock to SRI, and agreed to issue the balance to SRI upon the funding of $1,500,000 following the effectiveness of this registration statement. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Viisage paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which a warrant to purchase 46,875 shares has an exercise price of $12.35 per share, and a warrant to purchase 28,125 shares has an exercise price of one hundred thirty percent (130%) of the current market price as of the applicable date following the effectiveness of this registration statement.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include among other things:

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

                           VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

In January 2000, 750 shares of the series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 is to be funded following the effectiveness of a registration statement on Form S-3), we agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, we issued 244,948 of these shares of common stock to SRI, and agreed to issue the balance to SRI upon the funding of $1,500,000 following the effectiveness of this registration statement. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Viisage paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which a warrant to purchase 46,875 shares has an exercise price of $12.35 per share, and a warrant to purchase 28,125 shares has an exercise price of one hundred thirty percent (130%) of the current market price as of the applicable date following the effectiveness of this registration statement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required under this item is incorporated herein by reference from the material contained under the caption "Proposal 2- Amendment to 1996 Viisage Management Stock Option Plan" and "Proposal 3- Amendment to 1996 Viisage Director Stock Option Plan" in the registrant's definitive proxy statement dated April 7, 2000.

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



                                  VIISAGE TECHNOLOGY, INC.


Date: May 12, 2000                By: /s/ Thomas J. Colatosti
                                      --------------------------
                                      Thomas J. Colatosti
                                      President and Chief Executive Officer



                                  By: /s/ Sean F. Mack
                                      --------------------------
                                      Sean F. Mack
                                      Vice President, Controller and Treasurer