Form 10-Q
period 2000-07-02
VIISAGE TECHNOLOGY INC
filed 2000-08-10
CIK 1018332

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                      For the Quarter Ended July 2, 2000.

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559





                            VIISAGE TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             04-3320515
----------------------------------------------------------  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     30 Porter Road, Littleton, MA                                01460
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (978)-952-2200
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                                                   Outstanding at August 7, 2000
-------------------------------------------------------  ---------------------------------------------------------
Common stock, $.001 par value                                                        10,953,615

                         VIISAGE TECHNOLOGY, INC.

                 FORM 10 - Q FOR THE QUARTER ENDED JULY 2, 2000
                 ----------------------------------------------

                                     INDEX
                                     -----


                                                            Page
                                                            ----

Facing Sheet..............................................    1

Index.....................................................    2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

              Balance Sheets as of July 2, 2000 and
              December 31, 1999...........................    3

              Statements of Operations for the
              three months and six months ended
              July 2, 2000 and June 27, 1999..............    4

              Statements of Cash Flows for the six months
              ended July 2, 2000 and June 27, 1999........    5

              Notes to Financial Statements...............    6

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations..   10

PART II - OTHER INFORMATION

  Item 3 - Changes in Securities..........................   14

  Item 4 - Submission of Matters to a Vote of
           Security Holders...............................   14

  Item 5 - Other Information..............................   14

  Item 6 - Exhibits and Reports on Form 8-K...............   15

SIGNATURES................................................   16

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                                Balance Sheets
                                (IN THOUSANDS)


                                                                     JULY 2,                        DECEMBER 31,
                                                                      2000                              1999
                                                             ---------------------             ---------------------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                               $   790                           $   441
   Accounts receivable                                                       2,100                             3,264
   Costs and estimated earnings in excess of billings                       26,396                            22,216
   Other current assets                                                        617                               797
                                                                           -------                           -------
      Total current assets                                                  29,903                            26,718
Property and equipment, net                                                 14,848                            17,237
Other assets                                                                   585                               725
                                                                           -------                           -------
                                                                           $45,336                           $44,680
                                                                           =======                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                   $ 8,489                           $ 6,621
   Convertible subordinated debt                                             1,000                                 -
   Current portion of long-term debt                                             -                             2,500
   Obligations under capital leases                                          4,191                             4,048
                                                                           -------                           -------
      Total current liabilities                                             13,680                            13,169

Long-term debt                                                               2,875                             4,000
Convertible subordinated debt                                                    -                             1,000
Obligations under capital leases                                             6,008                             7,964
Obligations under related party capital leases                               2,584                             2,757
                                                                           -------                           -------
                                                                            25,147                            28,890
Shareholders' equity                                                        20,189                            15,790
                                                                           -------                           -------
                                                                           $45,336                           $44,680
                                                                           =======                           =======

     The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  --------------------------------     -------------------------------
                                                     JULY 2,           JUNE 27,           JULY 2,           JUNE 27,
                                                      2000              1999               2000               1999
                                                  -------------     --------------     -------------     -------------
Revenues                                              $ 6,150           $4,714            $11,486             $ 9,145
Project costs                                           4,475            3,870              8,330               7,578
                                                  -------------     --------------     -------------     -------------
   Project margin                                       1,675              844              3,156               1,567
                                                  -------------     --------------     -------------     -------------

Operating Expenses:
   Sales and marketing                                    160              170                354                 430
   Research and development                               243               69                261                 167
   General and administrative                             644              485              1,248                 995
                                                  -------------     --------------     -------------     -------------
      Total operating expenses                          1,047              724              1,863               1,592
                                                  -------------     --------------     -------------     -------------
      Operating income (loss)                             628              120              1,293                 (25)

Interest expense                                          434              553                912               1,073
                                                  -------------     --------------     -------------     -------------

Income (loss) before income taxes                         194             (433)               381              (1,098)
Provision for income taxes                                  -                -                  -                   -
                                                  -------------     --------------     -------------     -------------

Net income (loss)                                         194             (433)               381              (1,098)
Preferred stock dividend                                   85                -                177                   -
                                                  -------------     --------------     -------------     -------------

Net income (loss) applicable to common
  Shareholders                                        $   109           $  (433)           $   204            $(1,098)
                                                  =============     ==============     =============     =============

Basic net income (loss) per share                       $0.01            $(0.05)             $0.02              $(0.13)
                                                  =============     ==============     =============     =============

Basic Shares                                           10,116             8,458              9,913               8,440
                                                  =============     ==============     =============     =============

Net income (loss) per diluted share                     $0.01            $(0.05)             $0.02              $(0.13)
                                                  =============     ==============     =============     =============

Diluted Shares                                         14,110             8,458             13,908              8,440
                                                  =============     ==============     =============     =============

The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                      ------------------------------------------------------------
                                                                                JULY 2,                         JUNE 27,
                                                                                 2000                             1999
                                                                      -------------------------             ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $   381                               $(1,098)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                           2,390                                 2,202
         Directors fees paid in common stock                                         _                                    72
         Change in operating assets and liabilities:
            Accounts receivable                                                  1,164                                  (145)
            Costs and estimated earnings in excess of billings                  (4,180)                               (1,238)
            Other current assets                                                   180                                  (295)
            Accounts payable and accrued expenses                                1,867                                   672
                                                                               -------                              --------
               Net cash provided by (used for) operating activities              1,802                                   170
                                                                               -------                              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                               -                                     -
   Decrease in other assets                                                        139                                    94
                                                                               -------                              --------
      Net cash provided by (used for) investing activities                         188                                    94
                                                                               -------                              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term borrowings                                   (3,625)                                  670
   Principal payments on obligations under capital leases                       (1,812)                               (1,805)
   Principal payments on obligations under related party
   capital leases                                                                 (174)                                    -
   Proceeds from issuance of convertible subordinated debt                           -                                 1,000
   Net proceeds from issuance of common stock                                    4,019                                     -
   Net proceeds from issuance of preferred stock                                     -                                    17
                                                                               -------                              --------
      Net cash provided by (used for) financing activities                      (1,592)                                 (118)
                                                                               -------                              --------

Net increase (decrease) in cash and cash equivalents                               349                                   146
Cash and cash equivalents, beginning of period                                     441                                   166
                                                                               -------                              --------
Cash and cash equivalents, end of period                                       $   790                              $    312
                                                                               =======                              ========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                                    $   867                              $    885
                                                                               =======                              ========
   Cash paid during the period for income taxes                                $     -                              $      -
                                                                               =======                              ========
NON CASH ACTIVITIES:
   Issuance of stock options                                                   $     -                              $     35
                                                                               =======                              ========
   Conversion of preferred stock to common stock                               $   895                              $      -
                                                                               =======                              ========

     The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

Viisage Technology, Inc., hereafter referred to as "Viisage" or the "Company", is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and Internet access security. To date, Viisage's primary customers have been government agencies with particular emphasis on U.S. drivers licensing agencies.

The Company has been engaged in one business area, the development and implementation of digital identification systems and solutions. Effective June 1, 1998, the Company reorganized its operations to create two separate divisions, a biometrics division and a systems integration and identification card division. The biometrics division was created to respond to the growing market interest in biometrics solutions. The biometrics division is focused on product, market and channel development activities in three principal areas: facility access control, PC network and Internet access security, and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of July 2, 2000 and December 31, 1999, and for the three month and six month periods ended July 2, 2000 and June 27, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of July 2, 2000 and for the three month and six month periods ended July 2, 2000 and June 27, 1999, have been made. The results of operations for the period ended July 2, 2000 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock during the period. The impact of options outstanding of 2,510,000, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are not reflected in the June 27, 1999 dilutive net loss per share calculation because their effects are antidilutive. The impact of certain options outstanding of 1,842,991, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the July 2, 2000 dilutive net income per share calculation.

3.  INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies (Lau) owns approximately 58% of the company. Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

The Company has also obtained from Lau an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. Patent No. 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto. This patent relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory, such as an identification or credit card. This license requires royalty payments to be made to Lau for each unit sold or licensed by the Company. The agreement also requires the Company to issue 50,000 shares of the Company's common stock to Lau following the royalty commencement date.

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European markets, U.S. airports and other end users that are federal agencies. Lau will pay the Company royalties on profits, as defined, under these agreements. Through July 2, 2000, no royalties had been earned.

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million of capital lease financing with $2.9 million outstanding at July 2, 2000. Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

In January 2000, 750 shares of the series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, the Company issued 244,948 of these shares of common stock to SRI, and in May 2000, the company issued the remaining 146,969 to SRI. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares has an exercise price of $12.35 per share, and 28,125 shares has an exercise price of $6.175 per share.

In May 2000, 100 shares of the Series A Preferred Stock were converted into 33,333 shares of common stock.

In May 2000, warrants issued through the amendment of the company's credit agreement dated December 7, 1998 were converted into 9,184 shares of common stock. This was a cashless exercise.

In June 2000, 280 shares of the series A preferred stock were converted into 130,806 shares of common stock.

In July 2000, 750 shares of Series B Preferred Stock were converted into 321,586 shares of common stock.

In July 2000, adjustable warrants issued through the private placement of common stock with SRI were converted into 334,530 shares of common stock. This was a cashless exercise.

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

Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from public sector customers and contracts to such customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended July 2, 2000, two customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 47% of revenues for the period. For the three months ended June 27, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 50% of revenues for the period. For the six months ended July 2, 2000, two customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 40% of revenues for the period. For the six months ended June 27, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 50% of revenues for the period.

                              BUSINESS SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED                             Six Months Ended
                                           ----------------------------------------      ----------------------------------------
                                                 July 2,               JUNE 27,                JULY 2,               JUNE 27,
                                                  2000                   1999                   2000                   1999
                                           -----------------      -----------------      -----------------      -----------------
Revenues:
   Systems integration division                $6,039                 $4,714                $11,237                 $9,145
   Biometrics division                            111                      -                    249                      -
                                               ------                 ------                -------                 ------
                                               $6,150                 $4,714                $11,486                 $9,145
                                               ======                 ======                =======                 ======

Operating Income (Loss)
   Systems integration division                $1,242                 $  541                $ 2,307                 $  928
   Biometrics division                           (614)                  (421)                (1,014)                  (953)
                                               ------                 ------                -------                 ------
                                               $  628                 $  120                $ 1,293                 $  (25)
                                               ======                 ======                =======                 ======

                           VIISAGE TECHNOLOGY, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 1999 Annual Report and Form 10-K.

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

RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the second quarter of 2000 were approximately $6,150,000, compared to approximately $4,714,000 for the second quarter of 1999. The 30.5% increase in revenue between the two three-month periods was primarily a result of new contracts and extensions with our existing customers.

Gross margins increased to 27.2% in the second quarter of 2000 from 17.9% in the second quarter of 1999. The increase in gross margins between the two three-month periods is due principally to the positive impact of higher margin new business and contract extensions on the overall revenue mix in 2000, as well as ongoing cost cutting and control efforts by the company.

Sales and marketing expenses decreased approximately $10,000 in the second quarter of 2000 from the second quarter of 1999. This represents a decrease to 2.6% from 3.6% of revenue for the quarter to quarter period. The decrease is due principally to the Company's continuing efforts to control costs.

Research and development expenses increased approximately $174,000 in the second quarter of 2000 from the second quarter of 1999. This represents an increase to 4.0% from 1.5% of revenue for the quarter to quarter period. The increase is due principally to the company's continued investment in the biometrics division. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses increased by approximately $159,000 in the second quarter of 2000 from the second quarter of 1999. This represents an increase to 10.5% from 10.3 % of revenue for the quarter to quarter periods. The increase in expenses is due principally to the increase in the business volume.

Interest expense decreased approximately $119,000 in the second quarter of 2000 over the second quarter of 1999. This represents a decrease to 7.1% from 11.7% of revenue for the quarter to quarter period. This decrease reflects a reduction in borrowings during 2000.

No provision for income taxes has been made in the current period due to the available net operating loss carry forwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of when such benefit will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were approximately $790,000 at July 2, 2000, an increase of approximately $349,000 from December 31, 1999. The increase is primarily the net result of the cash generated by operations, net proceeds from stock activities, offset in part by the reduction of the borrowings against the line of credit from $6,500,000 on December 31, 1999 to $2,875,000 on July 2, 2000, as well as a reduction in lease financing debt.

Accounts receivable decreased approximately 35.7% from December 31, 1999 to July 2, 2000 due to an improvement in collections.

Costs and estimated earnings in excess of billings increased approximately 18.8% from December 31,1999 to July 2, 2000, which reflects the effect of new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At July 2, 2000, the Company had approximately $9.8 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $2.9 million outstanding at July 2, 2000.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of outstanding amounts.

In May 1999, the Company received a commitment from Lau to lend up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time through the expiration date of January 1, 2001 at $1.26 per share. As of July 2, 2000, the Company has borrowed $1,000,000 under this commitment. The Company plans to raise additional funding, as needed, from other sources.

In January 2000, 750 shares of the series A preferred stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, the Company issued 244,948 of these shares of common stock to SRI, and in May 2000, the company issued the remaining 146,969 to SRI. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares has an exercise price of $12.35 per share, and 28,125 shares has an exercise price of $6.175 per share.

In May 2000, 100 shares of the Series A Preferred Stock were converted into 33,333 shares of common stock.

In May 2000, warrants issued through the amendment of the company's credit agreement dated December 7, 1998 were converted into 9,184 shares of common stock. This was a cashless exercise.

In June 2000, the Company refinanced its existing revolving line of credit with a new commercial bank that provides for borrowings of up to $4 million through June 2002 at the prime rate plus 1 1/4%. The facility is secured by substantially all of the Company's assets and requires the Company to maintain certain financial ratios and minimum levels of earnings and tangible capital funds, as defined.

In June 2000, 280 shares of the series A preferred stock were converted into 130,806 shares of common stock.

In July 2000, 750 shares of Series B Preferred Stock were converted into 321,586 shares of common stock.

In July 2000, adjustable warrants issued through the private placement of common stock with SRI were converted into 334,530 shares of common stock. This was a cashless exercise.

The Company believes that if it meets its business forecast for 2000, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all. If the Company is unable to obtain additional capital, as needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.

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

                           VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 3 - CHANGES IN SECURITIES

In May 2000, 100 shares of the Series A Preferred Stock were converted into 33,333 shares of common stock.

In May 2000, warrants issued through the amendment of the company's credit agreement dated December 7, 1998 were converted into 9,184 shares of common stock. This was a cashless exercise.

In June 2000, 280 shares of the series A preferred stock were converted into 130,806 shares of common stock.

In July 2000, 750 shares of Series B Preferred Stock were converted into 321,586 shares of common stock.

In July 2000, adjustable warrants issued through the private placement of common stock with SRI were converted into 334,530 shares of common stock. This was a cashless exercise.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were voted on and approved at the Company's 2000 Annual Meeting of Shareholders held on May 9, 2000:

     1.) Board of Directors members, Denis K. Berube and Charles E. Levine, were reelected to three-year terms. The vote was 9,269,734 and 9,270,614 respectively for, and 189,445 and 188,565 against, such selection. The terms of Board of Directors members, Thomas J. Reilly, Peter Nessen, Charles J. Johnson, and Harriet Mouchly-Weiss continued after the meeting.

     2.) An amendment to the Company's 1996 Management Stock Option Plan to increase the number of shares available for issuance thereunder from 2,057,100 to 2,807,000, was approved. The vote was 6,617,607 for,
          461,892 against, 11,095 abstained and 2,368,585 non-votes.

     3.) An amendment to the Company's 1996 Directors Stock Option Plan to increase the number of shares available for issuance thereunder from 201,616 to 326,616, was approved. The vote was 6,786,047 for, 294,307 against, 10,240 abstained and 2,368,585 non-votes.

     4.) The selection of BDO Seidman, LLP as independent public accountants for the Company for the year ending December 31, 2000, was ratified. The vote was 9,441,527 for, 11,897 against, and 5,755 abstained.

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         10.30 Security Agreement, dated June 15, 2000, between the Registrant and Commerce Bank & Trust Co.

         10.31 Collateral Assignment of "Unencumbered" Customer Contracts dated June 15, 2000, between the Registrant and Commerce Bank & Trust Co.

         10.32 Loan Agreement, dated June 15, 2000, between the Registrant and Commerce Bank & Trust Co.

         10.33 Security Agreement, dated June 15, 2000, between the Registrant and Commerce Bank & Trust Co.

         10.34 Revolving Credit Note, dated June 15, 2000, by the Registrant in favor of Commerce Bank & Trust Co.

         27       Financial Data Schedule

(b)  Reports on Form 8-K

         None

                           VIISAGE TECHNOLOGY, INC.

                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VIISAGE TECHNOLOGY, INC.


Date:  August 10, 2000            By: /s/ Thomas J. Colatosti
                                      ----------------------------
                                      Thomas J. Colatosti
                                      President and Chief Executive Officer


                                  By: /s/ Sean F. Mack
                                      ------------------------
                                      Sean F. Mack
                                      Vice President, Controller and Treasurer