Form 10-Q
period 2000-10-01
VIISAGE TECHNOLOGY INC
filed 2000-11-09
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Quarter Ended October 1, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________.

                       Commission File Number 000-21559



                           VIISAGE TECHNOLOGY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                            04-3320515
----------------------------------------            -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


30 Porter Road, Littleton, MA                       01460
----------------------------------------            -----------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (978)-952-2200
                                                    -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes  [_] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 8, 2000
---------------------------------------      ------------------------------

    Common stock, $.001 par value                       10,963,564

                           VIISAGE TECHNOLOGY, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2000

                                     INDEX

                                                                            Page
                                                                            ----
Facing Sheet...............................................................    1

Index......................................................................    2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Balance Sheets as of October 1, 2000 and December 31, 1999......    3

           Statements of Operations for the three months and nine months
           ended October 1, 2000 and September 26, 1999....................    4

           Statements of Cash Flows for the nine months
           ended October 1, 2000 and September 26, 1999....................    5

           Notes to Financial Statements...................................    6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   10

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities...........................................   14

  Item 4 - Submission of Matters to a Vote of Security Holders.............   14

  Item 5 - Other Information...............................................   14

  Item 6 - Exhibits and Reports on Form 8-K................................   14

SIGNATURES.................................................................   15

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                                Balance Sheets
                                (in thousands)


                                                                October 1,     December 31,
                                                                   2000            1999
                                                               -----------     ------------
                                                               (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                    $        -     $        441
   Accounts receivable                                               2,740            3,264
   Costs and estimated earnings in excess of billings               27,824           22,216
   Other current assets                                                688              797
                                                                ----------     ------------
      Total current assets                                          31,252           26,718
Property and equipment, net                                         13,871           17,237
Other assets                                                           542              725
                                                                ----------     ------------
                                                                $   45,665     $     44,680
                                                                ==========     ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                        $    9,698     $      6,621
   Convertible subordinated debt                                     1,000                -
   Current portion of long-term debt                                     -            2,500
   Obligations under capital leases                                  4,241            4,048
                                                                ----------     ------------
      Total current liabilities                                     14,939           13,169

Long-term debt                                                       2,662            4,000
Convertible subordinated debt                                            -            1,000
Obligations under capital leases                                     5,038            7,964
Obligations under related party capital leases                       2,475            2,757
                                                                ----------     ------------
                                                                    25,114           28,890
Shareholders' equity                                                20,551           15,790
                                                                ----------     ------------
                                                                $   45,665     $     44,680
                                                                ==========     ============

  The accompanying notes are an integral part of these financial statements.

                           Viisage Technology, Inc.
                           Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended                      Nine Months Ended
                                                -----------------------------------     -----------------------------------
                                                   Oct. 1,              Sept. 26,          Oct. 1,              Sept. 26,
                                                    2000                  1999              2000                  1999
                                                -------------         -------------     -------------         -------------
Revenues                                              $ 8,280                $5,209           $19,766              $ 14,354
Project costs                                           6,679                 4,136            15,009                11,714
                                                -------------         -------------     -------------         -------------
   Project margin                                       1,601                 1,073             4,757                 2,640
                                                -------------         -------------     -------------         -------------

Operating expenses:
   Sales and marketing                                    186                   134               540                   563
   Research and development                               226                    86               487                   252
   General and administrative                             601                   447             1,848                 1,442
                                                -------------         -------------     -------------         -------------
      Total operating expenses                          1,013                   667             2,875                 2,257
                                                -------------         -------------     -------------         -------------
      Operating income                                    588                   406             1,882                   383

Interest expense                                          383                   474             1,295                 1,548
                                                -------------         -------------     -------------         -------------

Income (loss) before income taxes                         205                   (68)              587               ( 1,165)

Provision for income taxes                                  -                     -                 -                     -
                                                -------------         -------------     -------------         -------------

Net income (loss)                                         205                   (68)              587                (1,165)

Preferred stock dividend                                   32                   214               210                   214
                                                -------------         -------------     -------------         -------------

Net income (loss) applicable to common
 shareholders                                         $   173                $ (282)          $   377              $ (1,379)
                                                =============         =============     =============         =============

Basic net income (loss) per share                     $  0.02                $(0.03)          $  0.04              $  (0.16)
                                                =============         =============     =============         =============
Basic Shares                                           10,959                 8,565            10,262                 8,482
                                                =============         =============     =============         =============

Diluted net income (loss) per share                   $  0.01                $(0.03)          $  0.03              $  (0.16)
                                                =============         =============     =============         =============
Diluted Shares                                         13,871                 8,565            13,902                 8,482
                                                =============         =============     =============         =============

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                      ----------------------------------------
                                                                         October 1,            September 26,
                                                                            2000                    1999
                                                                      -----------------       ----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                  $             587       $         (1,165)
   Adjustments to reconcile net income (loss) to net cash
      Provided (used) by operating activities:
         Depreciation and amortization                                            3,428                  3,282
         Directors fees paid in common stock                                         84                    108
         Change in operating assets and liabilities:
            Accounts receivable                                                     524                   (485)
            Costs and estimated earnings in excess of billings                   (5,608)                 1,040
            Other current assets                                                    109                    (81)
            Accounts payable and accrued expenses                                 3,077                   (620)
                                                                      -----------------       ----------------
               Net cash provided by (used for) operating activities               2,201                  2,079
                                                                      -----------------       ----------------

Cash Flows from Investing Activities:
   Additions to property and equipment                                              (62)                (2,740)
   Decrease in other assets                                                         183                    169
                                                                      -----------------       ----------------
      Net cash provided by (used for) investing activities                          121                 (2,571)
                                                                      -----------------       ----------------


Cash Flows from Financing Activities:
   Proceeds from sale/leaseback of equipment                                          -                  2,740
   Principal payments on long-term borrowings                                    (3,838)                  (709)
   Principal payments on obligations under capital leases                        (2,733)                (2,815)
   Principal payments on obligations under related party
   Capital leases                                                                  (282)                     -
   Proceeds from issuance of convertible subordinated debt                            -                  1,000
   Net proceeds from issuance of common stock                                     4,090                     24
   Net proceeds from issuance of preferred stock                                      -                  1,348
                                                                      -----------------       ----------------
      Net cash provided by (used for) financing activities                       (2,763)                 1,588
                                                                      -----------------       ----------------

Net increase (decrease) in cash and cash equivalents                               (441)                 1,096
Cash and cash equivalents, beginning of period                                      441                    166
                                                                      -----------------       ----------------
Cash and cash equivalents, end of period                              $               -       $          1,262
                                                                      =================       ================
Supplemental Cash Flow Information:
   Cash paid during the period for interest                           $           1,204       $          1,160
                                                                      =================       ================
   Cash paid during the period for income taxes                       $               -       $              -
                                                                      =================       ================
Non Cash Activities:
   Issuance of stock options                                          $               -       $              -
                                                                      =================       ================
   Conversion of preferred stock to common stock                      $           1,579       $              -
                                                                      =================       ================

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

The Company has been engaged in one business area, the development and implementation of digital identification systems and solutions. In June 1998, the Company reorganized its operations to create two separate divisions, a biometrics division and a systems integration and identification card division. The biometrics division was created to respond to the growing market interest in biometrics solutions. The biometrics division is focused on product, market and channel development activities in three principal areas: facility access control, PC network and Internet access security, and real-time large database identification and verification of individuals. The systems integration and identification card division (SI division) focuses on Viisage's public sector markets and serves as a channel to existing customers and the public sector for the Company's biometric technologies.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of October 1, 2000 and December 31, 1999, and for the three month and nine month periods ended October 1, 2000 and September 26, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of October 1, 2000 and for the three month and nine month periods ended October 1, 2000 and September 26, 1999, have been made. The results of operations for the period ended October 1, 2000 are not necessarily indicative of the operating results for the full year.


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

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of options outstanding of 2,510,000, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are not reflected in the September 26, 1999 dilutive net loss per share calculation because their effects are antidilutive. The impact of certain options outstanding of 1,936,991, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the October 1, 2000 dilutive net income per share calculation.


3.   INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.


4.   RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies (Lau) owns approximately 53% of the Company. Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

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

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European markets, U.S. airports and other end users that are federal agencies. Lau will pay the Company royalties on profits, as defined, under these agreements. Through October 1, 2000, no royalties had been earned.

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million of capital lease financing with $2.8 million outstanding at October 1, 2000. Readers are referred to the "Notes to Financial Statements" section of the Company's 1999 Annual Report to Shareholders for further discussion.

In January 2000, 750 shares of the Series A Preferred Stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, the Company issued 244,948 of these shares of common stock to SRI, and in May 2000, the Company issued the remaining 146,969 to SRI. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of

$3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. SRI exercised its first adjustable warrant in July 2000 and has delayed the second vesting date for the second adjustable warrant. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares has an exercise price of $12.35 per share, and 28,125 shares has an exercise price of $6.175 per share.

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


5.   BUSINESS SEGMENTS

The Company is engaged in one business, the development and implementation of identification and verification systems and solutions. In June 1998, the Company reorganized its operations to create two separate divisions, a biometrics division and a systems integration and identification card division. Since June 1, 1998, the Company has operated in two segments. Amounts for the biometrics division prior to the reorganization are not material. The costs of shared facilities and certain administrative services have been allocated to each business based on actual usage or other methods that approximate actual usage. All other costs and expenses have been allocated to each business based on actual usage. Management evaluates segment performance based on operating income.


For the three months ended October 1, 2000, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 63% of revenues for the period. For the three months ended September 26, 1999, two customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 24% of revenues for the period. For the nine months ended October 1, 2000, four customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 60% of revenues for the period. For the nine months ended September 26, 1999, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 44% of revenues for the period.

                         Business Segment Information
                                (in thousands)

                                      Three Months Ended            Nine Months Ended
                                  -------------------------     -------------------------
                                    Oct.  1,     Sept.  26,      Oct.  1,      Sept.  26,
                                      2000          1999           2000           1999
                                  ---------      ----------     ----------     ----------
Revenues:
   Systems integration division     $8,229          $5,075        $19,466        $14,220
   Biometrics division                  51             134            300            134
                                  --------        --------      ---------      ---------
                                    $8,280          $5,209        $19,766        $14,354
                                  ========        ========      =========      =========

Operating Income (Loss)
   Systems integration division     $1,239          $  797        $ 3,546        $ 1,727
   Biometrics division                (651)           (391)        (1,664)        (1,344)
                                  --------        --------      ---------      ---------
                                    $  588          $  406        $ 1,882        $   383
                                  ========        ========      =========      =========

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


RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the third quarter of 2000 were approximately $8,280,000, compared to approximately $5,209,000 for the third quarter of 1999. Revenues for the first nine months of 2000 were approximately $19,766,000, compared to approximately $14,354,000 for the same period in 1999. The 59.0% increase in revenue between the two three-month periods and the 37.7% between the two nine-month periods was primarily a result of new contracts and extensions with our existing customers.

Gross margins decreased to 19.3% in the third quarter of 2000 from 20.6% in the third quarter of 1999. Gross margins increased to 24.1% for the first nine months of 2000, compared to 18.4% for the same period in 1999. The change in gross margins between the two three-month periods and two nine-month periods is due principally to the impact of the revenue mix and volume.

Sales and marketing expenses increased approximately $52,000 in the third quarter of 2000 from the third quarter of 1999, and decreased approximately $23,000 for the first nine months of 2000 from the first nine months of 1999. This represents a decrease to 2.2% from 2.6% of revenue for the quarter to quarter period and a decrease to 2.7% from 3.9% for the first nine months of each fiscal year. The increase in the third quarter is due principally to the Company's continuing efforts in marketing our patented biometric solutions. The decrease for the first nine months represents the Company's continued efforts to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to control its costs while increasing its marketing capabilities.

Research and development expenses increased approximately $140,000 in the third quarter of 2000 from the third quarter of 1999 and $235,000 in the first nine months of 2000 from the first nine months of 1999. This represents an increase to 2.7% from 1.7% of revenue for the quarter to quarter period and 2.5% from 1.8% for the first nine months of each fiscal year. The increase is due principally to the Company's continued investment in the biometrics division. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses increased by approximately $154,000 in the third quarter of 2000 from the third quarter of 1999 and $406,000 in the first nine months of 2000 from the first nine months of 1999. This represents a decrease to 7.3% from 8.6 % of revenue for the quarter to quarter periods and 9.3% from 10.0% for the first nine months of each fiscal year. The increase in expenses is due principally to the increase in the business volume.

Interest expense decreased approximately $91,000 in the third quarter of 2000 from the third quarter of 1999 and $253,000 in the first nine months of 2000 from the first nine months of 1999. This represents a decrease to 4.6% from 9.1% of revenue for the quarter to quarter period and 6.6% from 10.8% for the first nine months of each fiscal year. This decrease reflects a reduction in borrowings during 2000.

No provision for income taxes has been made in the current period or the nine-month period due to the available net operating loss carryforwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of when such benefit will be realized.


RECENT ACCOUNTING PRONOUNCEMENTS

None.


LIQUIDITY AND CAPITAL RESOURCES

In June 2000 the Company refinanced its operating line of credit. The new revolver is a sweep account, which is set-up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. At the end of the third quarter 2000, $2.7 million of the $4.0 million line had been utilized. This compares to a net of $6.1 million utilization of the $6.5 million line on December 31, 1999.

Accounts receivable decreased approximately 16.1% from December 31, 1999 to October 1, 2000 due to an improvement in collections.

Costs and estimated earnings in excess of billings increased approximately 25.2% from December 31, 1999 to October 1, 2000, which reflects the effect of new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company also has a system project lease financing arrangement with a commercial leasing organization. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At October 1, 2000, the Company had approximately $7.7 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $2.8 million outstanding at October 1, 2000.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of outstanding amounts.

In May 1999, the Company received a commitment from Lau to lend up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time through the expiration date of January 1, 2001 at $1.26 per share. As of October 1, 2000, the Company has borrowed $1,000,000 under this commitment.

In January 2000, 750 shares of the Series A Preferred Stock were converted into 259,356 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which may be delayed to December 31, 2000). On March 10, 2000, the Company issued 244,948 of these shares of common stock to SRI, and in May 2000, the Company issued the remaining 146,969 to SRI. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. SRI exercised its first adjustable warrant in July 2000 and has delayed the second vesting date for the second adjustable warrant. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares has an exercise price of $12.35 per share, and 28,125 shares has an exercise price of $6.175 per share.

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

The Company believes that if it meets its business forecast for 2000, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance, however, that additional capital will be available on favorable terms or at all. At this time, the Company does not intend to exercise its right to obtain the additional six million dollars from SRI from the private placement of common stock. If the Company is unable to obtain additional capital, as needed, on acceptable terms the Company may be unable to take full advantage of future opportunities or respond to competitive pressures, which could adversely affect the Company's business, financial condition and results of operations.


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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include among other things:

[_]  potential fluctuations in quarterly results;
[_]  the size and timing of award and performance on contracts;
[_]  dependence on large contracts and a limited number of customers;
[_]  lengthy sales and implementation cycles;
[_]  changes in management estimates in accounting for contracts;
[_]  availability and cost of key components;
[_]  market acceptance of new or enhanced products and services;
[_]  proprietary technology and changing competitive technology;
[_]  ability to obtain project financing
[_]  system performance;
[_]  management of growth;
[_]  dependence on key personnel;
[_] general economic and political conditions and other factors affecting spending by customers.

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

None


ITEM 5 - OTHER INFORMATION

Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              10.35 Pennsylvania Department of Transportation Contract, dated June 19, 2000.


              27  Financial Data Schedule


         (b)  Reports on Form 8-K

              None

                           VIISAGE TECHNOLOGY, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VIISAGE TECHNOLOGY, INC.


Date:  November 9, 2000                 By: /s/ Thomas J. Colatosti
                                            ----------------------------
                                        Thomas J. Colatosti
                                        President and Chief Executive Officer



                                        By: /s/ Sean F. Mack
                                            ----------------------------
                                        Sean F. Mack
                                        Vice President, Controller and Treasurer