Form 10-K
period 2000-12-31
VIISAGE TECHNOLOGY INC
filed 2001-03-28
CIK 1018332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________.

                       Commission File Number 000-21559

                           VIISAGE TECHNOLOGY, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                     04-3320515
-------------------------------                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

30 Porter Road, Littleton, MA                                01460
----------------------------------------                     -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978)-952-2200
                                                             --------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                        Name of exchange on which registered
-------------------                        ------------------------------------
Common Stock $.001 par value               NASDAQ National Market

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2001, was approximately $37 million.

As of March 1, 2001, the registrant had 16,119,657 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, and Form S-3 filed on April 28, 2000.

                                     PART I

Item 1. Business
        --------
(a) General Development of Business
    -------------------------------
Viisage Technology, Inc. (Viisage or the Company), is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security; deter fraud; and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,200 locations in 13 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER is deployed in the world's largest face-recognition application with a database of more than 7 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry FaceFINDER(TM) for surveillance and identification.

(b) Financial Information about Industry Segments
    ---------------------------------------------
The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model identification solutions through system integration systems and through biometric software. Previously the Company reported two business segmens, however the Company's current mission is to design, develop and deliver integrated indentification solutions. Virtually all of the Company's direct revenue has been derived within the United States.

(c) Description of Business
    -----------------------
(i) Principal Products and Services
    -------------------------------

Industry Background

The need for proper identification affects most people every day. The desire for personal convenience, the significant and increasing costs of fraud and the growing concern over declining personal security have become driving forces behind the global need for effective identification solutions. Starting with only a fraudulent driver's license, an individual is able to create multiple identities, commit fraud, evade law enforcement and engage in other criminal activities that have significant financial and societal implications. Password security and identity card systems can also be compromised if someone obtains a password or identity card and uses this information to gain unauthorized access to facilities, networks or information.

In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Advances in and the acceptance of digital technology have led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and imbedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself using bar codes, magnetic stripes and "smart" cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience for system users.

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

Applications for digital identification systems and biometrics are increasing, as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is also focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. The Company believes that public and commercial sector applications for digital identification systems and biometrics will include national Identification's, driver's licenses, law enforcement, voter registration, social services, access control, PC network and internet access security, ATMs, retail point-of-sale transaction processing, and administration of health care benefits.

The emergence of digital identification systems and biometrics present significant challenges for integrating these systems with customers' existing software, hardware and computing environments. Consequently, customers are seeking complete, integrated solutions to overcome these issues.

Products and Services

      Digital Identification Systems

The Company's systems integration business develops and implements digital identification systems and solutions. The Company's systems can produce identification cards that are virtually tamper proof, and utilize facial recognition and other biometrics with or without cards for the real-time identification (one-to-many) and verification (one-to-one) of individuals.

Depending on the customer's needs, the Company offers two types of identification systems. The first is an instant issue system that produces identification cards on location in minutes. The second is a central production system that receives the information electronically from the point of capture, and produces cards from a secure off-site processing location which are later mailed to recipients in several days. The facial images captured by the card systems can provide the content (face bases) for identification and verification applications.

In a Viisage card system, the facial images and other information are captured in digital format at a PC-based Image Capture Workstation, which usually incorporates the Company's proprietary SensorMast(TM) unit. Compact and self-contained, Viisage workstations can easily be linked to a central image storage device, central card production unit and other remote devices using an existing network, custom designed data communications or the World Wide Web. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The Viisage Quality Advisor can be used to assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards. Alternatively, with a and an integrated card delivery unit prepares the cards for mailing. When central production is selected, such systems incorporate the Company's proprietary Visual Inspection System for quality control of all cards produced. Every system delivers top quality, tamper-resistant identification cards customized to meet the customer's information, delivery and security needs. A wide range of optional features are available, including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart cards and a number of other features.

      Systems Integration and Software Design Capabilities

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

      Proprietary Products

The Company's proprietary products and related software are described below:

      o The SensorMast is a fully integrated, secure tower unit that incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

      o The Visual Inspection System automatically evaluates cards produced by the Company's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity, which is otherwise performed manually and is a potential source of cost savings for customers.

      o The Viisage Quality Advisor can be used by customers to ensure proper image quality. This software product instantly and precisely assesses image quality against desired standards. Images that fail to meet such standards are immediately rejected.

      Customer Service and Support

Following the installation of its digital identification systems, the SI division offers extensive customer training and help desk telephone support as well as ongoing maintenance services. The SI division's service and support teams, the size of which vary depending on the customer and contract, are able to draw extensively upon the expertise of the Company's software and hardware engineers. For some contracts, the SI division has contracted with third party service organizations for maintenance support.

      Facial Recognition Systems

The Company's biometrics division is developing the Company's face recognition technologies in cooperation with its principal shareholder and technology partner Lau Technology. The Company has focused on the face image as the key biometric because the human face is a unique and prominent feature that can be easily captured (in image) by a digital camera and verified visually in most cases by an individual with little special training. Viisage is concentrating on five principal areas: physical keyless entry and access control; PC network and Internet access security; real-time large database applications; point-of-sale applications, such as ATM's; and surveillance applications. The Company has several on-going facial recognition identification projects, including projects with the Massachusetts Department of Transitional Assistance, the Illinois Secretary of State, Illinois State Police, CMS, HarvardNet, Global Cash Access/Infonox and a number of other installations with distribution partners like, Biometrica, who has more than 80 surveillance applications in casinos.

Viisage has advanced the face recognition technology initially developed by Professor Alex Pentland of the Massachusetts Institute of Technology (MIT) and have developed products for access control, point-of-sale, Internet access, surveillance, and real-time large database identification and verification of individuals. Viisage and Lau each license the underlying MIT technology for their respective markets through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that its proprietary software, developed over the last six years, is integral to making these technologies more robust and commercially viable.

Viisage's patented facial recognition software offers organizations the ability to create unique identification solutions and enhances both existing identification solutions and offers opportunities for new applications. Using a sophisticated algorithm, the software translates the characteristics of a face into a unique number or eigenface. The eigenface is used by the system for identification, a one-to-many search of a database, and verification, a one-to-one match to a specific stored image. The Company's facial recognition products are unique because they are scalable to databases of millions of faces.

Viisage offers several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The Company's identification software instantly calculates an individual's eigenface identifier and can search an existing database of millions of records in less than 10 seconds for images similar to the image being searched.

      Proprietary Products

The Biometric division's proprietary products and related software are described below:

      o The Facefinder(TM) products meet the demands for a modern surveillance identification solution. Facial Recognition provides the non-intrusive and discreet capability for surveillance applications. Viisage's patented real-time video technology scans crowds of people and matches individuals to selected faces previously stored in an image database. Customers, such as casinos, domestic and international airports, military bases and government buildings have a crucial need to identify suspects either from long distance or large crowds. Viisage provides these security conscious customers with the tools to identify potential threats before trouble occurs.

      o The FaceExplorer(TM)products meet the challenges for large image database research. As the world's leader in the development and delivery of Facial Recognition systems, Viisage continues to push the technical envelope to manage large image databases. Facial Recognition provides the ability to reduce fraud and crime by identifying duplicate images in large databases, such as licensed drivers, benefit recipients, missing children and immigration. Additionally, law enforcement can now match images and computer composites against image databases to identify suspects and known criminals. Enterprise customers are now equipped with the capability to verify identities and reduce fraud by effectively retrieving, managing and analyzing their image databases. Viisage has deployed the world's largest face recognition system with the Illinois Secretary of State and State Police. This system provides both duplicate identity fraud reduction and identity investigation capabilities. When fully deployed, the system will contain up to 20 million images with the ability to retrieve images within seconds.

      o The FacePass(TM)keyless entry system is used for convenient and authorized physical access to office buildings, factories, dormitories, etc. Physical access control currently has a ubiquitous set of escort devices, such as magnetic cards, PIN numbers and electronic keys to access office buildings, dormitories and homes. The security problem with all these devices is their propensity to be lost or accessed by unauthorized individuals. Face replaces PINs and intrusive biometrics with an affordable, reliable and sanitary solution. No longer is it necessary to carry something that can be lost, remember something that can be forgotten or touch something handled by an entire community.

      o FacePIN(TM)provides both security and convenience for consumers and merchants. Consumers are currently accustomed to being recognized by their face at retail locations by providing merchants with a driver's license or other form of photo ID verification. In sharp contrast to today's widely used signature verification process, which is highly unreliable and cannot be accurately determined by unskilled and untrained clerks, Facial Recognition makes verification reliable, automatic and fast. In banking, FacePIN(TM)uses ATM cameras to recognize and verify customer identities so the financial transaction can be quickly and effortlessly conducted. Face Recognition technology has the potential to obviate the need for consumers to remember their personal identification numbers (PINs) and other such password mechanisms.

      o FaceNet(TM)can eliminate the burden of trying to remember a myriad of Internet passwords and user names may be a thing of the past. The growth of e-commerce across the Internet has accelerated the need for better security solutions. Both business-to-consumer (B2C) and business-to-business (B2B) financial transactions require secure authenticity between parties. Currently, solutions include a combination of public/private key encryption and digital identification certificates. These solutions include encryption technology, such as 128-bit SSL and the reliance on trusted certification authorities. These are necessary elements, but they do not provide a comprehensive solution. Face Recognition provides a convenient, easy to use security solution. FaceNet(TM)can be used across numerous communication devices, including PCs, laptops, personal digital assistants (PDAs), cell phones and other new network appliance. Face biometrics is the most cost-effective, convenient, non-intrusive method available for protection against Internet fraud and risks of lost or stolen Internet access devices.

Sales and Marketing

The Company markets its products directly through its internal sales force, and continues to develop strategic partnerships and distribution channels with vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations' existing relationships, marketing resources and credibility in new markets. The Company's engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support includes traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for proposal activity, supporting the implementation process and providing post-implementation support. The Company also uses its program management group to identify opportunities with existing customers and coordinate related selling efforts.

The Company's systems and solutions are generally provided to public sector customers through a formal bidding process. The sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences and to establish and cultivate relationships in advance of any bid. Once a request for proposal (RFP) is issued, a comprehensive proposal is developed and usually followed by an on-site customer demonstration. The process from the issuance of an RFP to the ultimate award can take up to six months. Following the bid award a six-to-twelve month implementation and installation process usually ensues. The Company believes that long sales cycles in its public sector markets is endemic to the market and will continue. Further, customers may seek to modify the system either during or after the implementation of the system. While this long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, the Company believes that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

The biometrics applications are primarily made of software content. The marketing effort and business development activities are focused on establishing OEM and other distribution arrangements with vendors, systems integrators and service organizations serving its principal market areas.

(ii) and (xi) Product Development
              -------------------
In prior years, the Company developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for its card-based identification systems. The Company believes that these products will support its card-based identification system offerings for the foreseeable future. Development costs that benefited specific projects were recorded as project costs and costs that did not benefit specific projects were recorded as research and development expenses. The Company has not capitalized any software development costs because costs incurred subsequent to achieving technological feasibility have not been material. The Company's current development activities are focused on its facial recognition products and the further commercialization of its facial recognition technology. In addition to its own development efforts, the Company has benefited and expects to continue to benefit from on going research and development conducted by Lau. The Company also benefits from research and development activities conducted by the manufacturers of the components integrated into the Company's systems such as cameras, database software, computers, etc.

For the years ended December 31, 2000, 1999 and 1998, research and development expense was $688,000, $253,000 and $358,000, respectively. Such amounts do not include amounts for specific projects that are reported as project costs, and are material expenditures, or the benefits from the other research and development activities referred to above.

(iii) Manufacturing and Sources of Supply
      -----------------------------------

Proprietary subsystems and assemblies are made to the Company's specifications by contract manufacturers, including Lau Technologies. Other non-proprietary system components, such as certain software, cameras, personal computers, printers and related components, which are purchased from third-party vendors. The Company does purchase some of the major contracted assemblies from single vendors to help ensure high quality, prompt delivery and low cost. The Company does, however, qualify second sources for most components, contracted assemblies and purchased subsystems, or at least identifies alternative sources of supply. The Company believes that the open architecture of its systems facilitates substitution of components or software when this becomes necessary or desirable. The Company may from time to time experienced delays due to a lack of the availability of component parts and assemblies.

(iv) Patents, Trademarks and Licenses
     --------------------------------

In addition to customized technology developed by the Company to meet customer requirements, the Company utilizes certain patented technology and trade secrets developed by its principal shareholder and technology partner, Lau. The Company has an exclusive, perpetual, irrevocable, paid-up royalty-free, worldwide license to use all of the technology owned or controlled by Lau relating to the Company's business except for controlling human entry through doorways, gates, turnstiles, or similar thresholds in and to buildings or facilities located on properties owned or controlled by the United States federal government, or any other national government, using apparatus at the entry point (federal access control). The Company has also entered into nonexclusive, nontransferable, royalty-generating license agreements with Lau to allow Lau to use Viisage's proprietary technology to distribute FaceFinder products for certain European markets and for United States airports and federal agencies. Lau owns an U.S. patent, which expires in 2014 on a card production system used by the Company. The Company has a number of U.S. patent applications in process for facial recognition technologies, has filed a copyright application for the SensorMast software and has made a copyright filing for the Company's Visual Inspection System and related proprietary software. Lau has also filed foreign patent applications, which correspond to three of these domestic patent applications.

The Company also makes use of patented technology and trade secrets owned or controlled by Facia Reco in the field that relates to de-duplicating or querying databases created, controlled and/or managed by the Company or its sublicensees and/or utilizing, directly or indirectly, personal identification cards. This does not extend to federal access control. This license extends until the expiration of the final patent included in the license and includes Facia Reco's rights to use patented facial recognition technology of MIT, which rights are exclusive through June 1, 2001, except for certain rights granted to sponsors of the MIT Media Lab and certain research rights. Thereafter, Facia Reco's patent license with MIT extends to 2010 on a non-exclusive basis. MIT has applied to extend its patent rights to certain jurisdictions in Europe and in Singapore. Further, at Lau's request and expense, broadened claims for the MIT patent have been allowed by the U.S. Patent and Trademark Office. The Company's license agreement with Facia Reco provides for a royalty payment on a per machine copy basis incorporating the licensed technology. Until June 1, 2001, a minimum annual royalty applies of, generally, $21,000 for the U.S. rights and an amount ranging from $21,000 to $42,000 for the non-U.S. rights.

The Company has also obtained from Lau, an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. Patent No. 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto. This relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. This license requires royalty payments to Lau for each unit sold or licensed by Viisage. The agreement also requires the issuance of 50,000 shares of Viisage common stock to Lau following the royalty commencement date. No royalty amount has been incurred to date and therefore the royalty commencement date has not been established.

The Company has applied to register its "Viisage" trademark with the U.S. Patent and Trademark Office.

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

(v) Seasonality
    -----------

The Company's operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its public sector business could be subject to cyclical procurement delays that may be related to state election cycles.

(vi) Working Capital Requirements
     ----------------------------

The Company is generally required to fund the development and implementation of large digital identification system projects for public sector customers. Historically, the Company has utilized bank borrowings and project lease financing to meet these needs. There are no special requirements or customer terms that are expected to have a material adverse effect on the Company's working capital. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company may raise capital, as needed, to fund working capital needs or growth activities.

(vii) Customers and End Users
      -----------------------

The following lists and categorizes the Company's customers and end users as of December 31, 2000:

      State Departments of Motor Vehicles, Other State and Local Agencies

      Arizona Department of Transportation
      Arkansas Department of Human Services
      Arkansas Office of Driver Services
      Connecticut Department of Social Services
      Florida Department of Highway Safety and Motor Vehicles*
      Illinois Secretary of State

      Illinois State Police
      Maryland Department of Transportation and Motor Vehicle Administration* Massachusetts Department of Transitional Assistance
      New Mexico Department of Taxation and Revenue
      New York Department of Social Services*
      North Carolina Department of Transportation
      Ohio Bureau of Motor Vehicles
      Ohio Department of Public Safety
      Pennsylvania Department of Transportation
      South Carolina Department of Public Safety*
      Wisconsin Department of Corrections
      Wisconsin Department of Transportation

      FEDERAL AGENCIES FOREIGN CONTRACTS

      U.S. Immigration and Naturalization Service *
      Commission on Elections of the Republic of the Philippines*
      Electoral Commission of Jamaica *
      Electoral Commission of Uganda

      COMMERCIAL CUSTOMERS AND DISTRIBUTION PARTNERS

      Biometrica
      Control Monitor Systems
      Global Cash Access/Infonox
      HarvardNet
      Logicon

* By subcontract.

For 2000, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 58% of revenues for the year. For 1999, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Arkansas Department of Revenue, and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 52% of revenues for the year. For 1998, three customers (Arkansas Office of Driver Services, Florida Department of Highway Safety and Motor Vehicles and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 40% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition. Biometric revenues approached 10% of total revenues in 2000.

(viii) Backlog
       -------

The Company measures backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. Backlog does not include amounts for phase-outs or other extension opportunities included in such contracts. Accordingly, backlog is only somewhat indicative of future revenue because contracts may be changed positively or negatively. Backlog could be cancelled at any time for lack of performance, without penalty, however, cancellations not caused by the Company's lack of performance will be subject to recovery of all actual committed costs and profit on work performed through the date of cancellation.

Any failure of the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Further, backlog typically represents a limited portion of the Company's annual plan. Therefore, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

At December 31, 2000, the Company's backlog was approximately $69 million, compared to approximately $58 million at December 31, 1999.

(ix) Government Contacts
     -------------------

Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. While termination is a significant financial risk, the Company has never incurred a contract termination.

(x) Competition
    -----------

The market for the Company's products and services is extremely competitive and management expects this competition to intensify the Company's continues to be successful.

The Company faces competition in the identification systems market larger companies, including Polaroid Corporation and Unisys Corporation, which, in some cases, have financial and marketing resources than the Company. In some cases, the Company may be competing with an entity, which has a pre-existing relationship with a potential customer, which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

The Company believes that competition in the digital identification systems market is based primarily upon the following factors: service, support, technical excellence, price credibility, flexibility in terms of accommodating customer technical and business needs, and responsiveness. The relative importance of each of these and other factors depends upon the specific customer and situation involved. Substantially all of the Company's sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules. The Company believes that its competitive strength is its systems integration and software design capabilities, system performance and architecture technologies, operating flexibility, price, and robust service and project management.

In the field of biometric identification technology, the Company competes with several small face recognition providers, none of whom have any market dominance, as well as providers of other biometric solutions. Fingerprint recognition solutions have a long history of use, particularly in law enforcement applications. The Company expects that as the market for biometric solutions develops new companies and companies with significant resources and capabilities may enter the market and competition will intensify.

(xi) Research and Development
     ------------------------

See Product Development Section (ii) above

(xii) Environmental Protection Regulations
      ------------------------------------

The Company believes that compliance by the Company with federal, state and local environmental regulations will not have a material adverse effect on its financial position or results of operations.

(xiii) Employees
       ---------

As of December 31, 2000, the Company has 65 employees. The Company significantly supplements its employee resources with independent contractors. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees and contractors to be very good.

(xiv) Officers
      --------

Executive officers of the Company are elected by the Board of Directors annually and serve until their successors have been duly elected and qualified.

Thomas J. Colatosti, 53, became President and Chief Executive Officer of the Company on November 3, 1998. From July 8, 1998 until November 3, 1998, Mr. Colatosti served as Chief Operating Officer of the Company. He joined the Company in 1997 as Vice President of Operations. From April 1995 through December 1996, Mr. Colatosti was President and Chief Executive Officer of CIS, a software and systems integration company. Mr. Colatosti held various senior finance, sales, and operations positions with Digital Equipment Corporation from 1973 to March 1995, serving as Vice President of the Northeast Region from 1993 through 1994 and Vice President of the Federal Systems Division from 1991 to 1993.

Iftikhar A. Ahmad, 49, was elected as an officer in March 1999 with the title of Vice President of Engineering and Program Management of the Company. From November 1996 until March 1999, Mr. Ahmad served as a Director in the Company's Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau's Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

Stanley Duci, 48, was elected as an officer in January of 2000 with the title of Vice President of Customer Service of the Company. In February 1999, Mr. Duci was Vice President of Customer Service. From November 1995 to February 1999, Mr. Duci served as Customer Service Manager. Prior to joining Viisage, Mr. Duci was employed by Data General Corporation, where he was responsible for directing worldwide customer service engineering, technology, reliability and performance management systems.

Gretchen Lewis, 47, was elected as an officer in February of 2001 with the title of Vice President of Partner Marketing of the Company. From June of 1997, Ms. Lewis served as the Director of Marketing. Prior to joining Viisage, Gretchen was Secretary of Health and Human Resources under Governor Gaston Caperton of West Virginia. In that position, she was responsible for social services administration, child support enforcement, child protective services, public health and Medicaid. She had been a practicing lawyer in Williamson and Charleston, West Virginia. Previously, she served under West Virginia Governor Jay Rockefeller as his Budget Planning Director and Commissioner of Workers' Compensation.

Sean F. Mack, 38, was elected as an officer in January of 2000 with the title of Vice President, Treasurer and Controller of the Company. From July 1999, Mr. Mack served as the Corporate Controller. Previously, Mr. Mack served in various capacities at Lau. From October 1994 to July 1999, Mr. Mack served as Controller and Treasurer of Lau Defense Systems, and he served as Cost Manager of Lau Technology from May, 1989 to October, 1994. Prior to joining Lau, Mr. Mack worked as a senior cost accountant at Benjamin Thompson &

Associates in Cambridge, Massachusetts for two years, and as a financial program analyst for Raytheon Company in Marlboro, Massachusetts from 1985 to 1987.

Mike Mazzu, 33, was elected as an officer in February 2001 with the title of Vice President of Biometric Engineering of the Company. From July 1998, Mr. Mazzu served as Director of Biometrics engineering. Previously, Mr. Mazzu served in various capacities at Lau. He has managed and contributed to the research, development and implementation of face-recognition technology. His contribution ranges from image workstation development, card production systems and face/fingerprint systems. System implementations of face recognition include access control, surveillance and large scale database mining. He has also lead technical teams in the development and implementation of several domestic and international ID projects. He has over ten years of experience in the fields of image processing, software development, systems integration and biometrics. Prior to joining Lau, Mike worked on the development of IR missile launch detection technology for a GE and Lockheed Martin joint venture. He was also a supervisor and graduate from GE's Edison Engineering and Advanced Courses Program in Syracuse, NY.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol VISG. On March 1, 2001, the closing price of the common stock was $2.31 per share and there were approximately 70 holders of record of the Company's common stock. The quarterly high and low closing prices, as reported by NASDAQ, of Viisage's common stock in 2000 and 1999 were as follows:

                                             2000                    1999
                                             ----                    ----

      Quarter                          High          Low        High         Low
      -------                          ----          ---        ----         ---
      First Quarter                  14-1/4        6-1/2     1-13/16      1-1/16
      Second Quarter                  7-3/8       2-9/16       1-5/8         3/4
      Third Quarter                  5-3/16            3       2-1/2      1-3/16
      Fourth Quarter                2-13/16        13/16      8-1/16       1-3/4

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

Years Ended December 31,
------------------------

                                                     2000        1999      1998 (1)    1997 (2)      1996
                                                   --------    --------    --------    --------    --------
                                                           (in thousands, except per share amounts)
Statement of Operations Data:
Revenues .......................................   $ 27,539    $ 19,297    $ 16,259    $ 29,388    $ 24,971
Project costs ..................................     21,136      15,131      15,957      26,122      19,484
                                                   --------    --------    --------    --------    --------
Project margin .................................      6,403       4,166         302       3,266       5,487
                                                   --------    --------    --------    --------    --------
Operating expenses:
  Sales and marketing ..........................        787         739       2,195       4,930       1,852
  Research and development .....................        688         253         358         152         235
  General and administrative ...................      2,489       1,939       2,247       2,105       1,880
                                                   --------    --------    --------    --------    --------
    Total operating expenses ...................      3,964       2,931       4,800       7,187       3,967
                                                   --------    --------    --------    --------    --------
Operating income (loss) ........................      2,439       1,235      (4,498)     (3,921)      1,520

Interest expense ...............................      1,637       2,230       1,667         441         714
                                                   --------    --------    --------    --------    --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle ....................................        802        (995)     (6,165)     (4,362)        806
Provision for Income taxes .....................         --          --          --          --         205
                                                   --------    --------    --------    --------    --------
Income (loss) before cumulative effect of
  Change in accounting principle ...............        802        (995)     (6,165)     (4,362)        601
Cumulative effect of change in accounting
  Principle ....................................         --          --      (1,038)         --          --
                                                   --------    --------    --------    --------    --------
Net Income (loss) ..............................        802        (995)     (7,203)     (4,362)        601
Preferred stock dividends ......................       (327)     (1,003)         --          --          --
                                                   --------    --------    --------    --------    --------
Income (loss) applicable to common
  shareholders before cumulative effect ........        475      (1,998)     (7,203)     (4,362)        601
Cumulative effect of implementing EITF 00-27 ...       (277)         --          --          --          --
                                                   --------    --------    --------    --------    --------

Net income (loss) applicable to common
  shareholders .................................   $    198    $ (1,998)   $ (7,203)   $ (4,362)   $    601
                                                   ========    ========    ========    ========    ========
Basic income (loss) per share before
cumulative effect ..............................   $   0.05    $  (0.23)   $  (0.75)   $  (0.54)   $   0.10
                                                   ========    ========    ========    ========    ========
Basic net income (loss) per share
  applicable to common shareholders (3) ........   $   0.02    $  (0.23)   $  (0.88)   $  (0.54)   $   0.10
                                                   ========    ========    ========    ========    ========

Weighted average basic common shares
  outstanding ..................................     10,460       8,610       8,175       8,060       6,022
                                                   ========    ========    ========    ========    ========
Diluted income (loss) per share before
cumulative effect ..............................   $   0.03    $  (0.23)   $  (0.75)   $  (0.54)   $   0.09
                                                   ========    =========   =========   =========   ========

Diluted net income (loss) per share
  applicable to common shareholders (3) ........   $   0.01    $  (0.23)   $  (0.88)   $  (0.54)   $   0.09
                                                   ========    ========    ========    ========    ========

Weighted average diluted common shares
outstanding ....................................     14,504       8,610       8,175       8,060       6,537
                                                   ========    ========    ========    ========    ========

December 31,
------------

                                           2000      1999    1998 (1)  1997 (2)    1996
                                         -------   -------   --------  --------  -------
        Balance Sheet Data:
        Working Capital ..............   $15,224   $13,549   $11,089   $15,261   $20,676
        Total assets .................    45,273    44,680    46,444    47,463    36,119
        Long-term obligations ........     9,526    15,721    18,058    13,300     4,420
        Shareholders' equity .........    20,728    15,790    12,618    18,736    23,020

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

OVERVIEW

Viisage Technology, Inc. (Viisage or the Company), is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security; deter fraud; and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,200 locations in 13 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER is deployed in the world's largest face-recognition application with a database of more than 7 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry FaceFINDER(TM) for surveillance and identification.

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through systems integration systems or through biometric software.

The Company provides systems and services principally under contracts that have five to seven year terms and provide for several annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment.

Biometric revenues approached 10% of total revenues in 2000, the balance of the Company's revenues are primarily derived from the public sector customers and contractors to such customers. The Company believes for the near future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31st, Customers who accounted for more than 10% of the company's revenue in a given year are as follows:

      o     For 2000, four customers accounted for an aggregate of 58%
      o     For 1999, four customers accounted for an aggregate of 52%
      o     For 1998, three customers accounted for an aggregate of 40%

The Company's results of operations are significantly affected by, among other things, the timing of awards and performance on contracts. As a result, the Company's revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods may be more meaningful. The Company's results of operations are not seasonal since contracts are awarded and performed throughout the year. However, the Company believes its public sector business is subject to cyclical procurement delays that may be related to election cycles.

RESULTS OF OPERATIONS

Year ended December 31, 2000 and 1999
-------------------------------------

Revenues are derived principally from multi-year contracts for system implementation, card production and related services. Revenue grew to $27.5 million in 2000 from $19.3 million in 1999. The 42.7% increase in revenue between the two years was primarily the result of a new contract with the State of Pennsylvania and contract extensions with our existing customers.

Gross margins increased to 23.3% in 2000 from 21.6% in 1999. The increase in gross margins between the two periods is due principally to the positive impact of new higher margin business and the positive effect of contract extensions on the overall revenue mix in 2000.

Sales and marketing expenses remained relatively unchanged between 2000 and 1999. Sales and marketing expense decreased, as a percentage of revenue, to 2.9% from 3.8% for the year-to-year period. The decrease is due principally to the Company's continuing efforts in marketing its patented biometric solutions. The company continues to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to control its costs while increasing its marketing capabilities.

Research and development expenses increased $0.4 million in 2000 from 1999. This represents an increase to 2.5% from 1.3% of revenue. The increase is due principally to the Company's continued investment in the biometrics division. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses increased $0.6 million in 2000 from 1999, a decrease to 9.0% from 10.0% of revenue. The reduction, as a percentage of revenue, is due principally to stringent cost management and the increase in the business volume.

Interest expense decreased $0.6 million in 2000 from 1999. This represents a decrease to 5.9% from 11.6% of revenue. This decrease reflects a reduction in borrowings during 2000.

The Company did not record any tax for the fiscal year 2000 due to the availability of tax loss carryforwards.

Charges and Accounting Change. During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

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

Gross margins increased to 21.6% in 1999 from 1.9% in 1998. The increase in gross margins between the two periods is due principally to the positive impact of new higher margin business on the overall revenue mix in 1999 and the negative impact of start-up and restructuring costs in 1998.

Sales and marketing expenses decreased $1.5 million in 1999 from 1998. This represents a decrease to 3.8% from 13.5% of revenue. The decrease is due principally to restructuring and the related reductions in employee headcount more focused marketing efforts, and the Company's ongoing cost reduction efforts.

Research and development expenses decreased $0.1 million in 1999 from 1998. This represents a decrease to 1.3% from 2.2% of revenue. The decrease is due principally to restructuring and related reductions in headcount, more focused research and development efforts, and the Company's ongoing cost reduction efforts.

Research and development costs do not include amounts for specific projects that are allocated to project costs and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses decreased $0.3 million in 1999 from 1998, a decrease to 10.0% from 13.8% of revenue. The decrease was due principally to restructuring and related reductions in employment and the Company's ongoing cost reduction efforts.

Interest expense increased $0.6 million in 1999 from 1998. This represented an increase to 11.6% from 10.3% of revenue. These additional costs were due principally to the increased borrowings and leasing activity to support new customer contracts.

The Company did not record any tax benefit for the 1999 or 1998 net loss due to the uncertainty of when such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

In June 2000, the Company refinanced its operating line of credit. The new revolver, which provides for available borrowings up to $4.0 million is a sweep account, which is set-up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. As of December 31, 2000, $2.5 million of the $4.0 million line of credit had been utilized. In comparison, the Company utilized $6.1 million of the $6.5 million line as of December 31, 1999.

Accounts receivable increased approximately 1.3% from December 31, 1999 to December 31, 2000.

Costs and estimated earnings in excess of billings increased approximately 18.6% from December 31,1999 to December 31, 2000, which reflects the unbilled accumulation of costs for new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment. Capital expenditure to support customer contracts however, are quite substantial and are reported within the contract costs.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At December 31, 2000, the Company had approximately $8.0 million outstanding under these lease-financing arrangements. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $2.7 million outstanding at December 31, 2000, of which $.4 million is included in the current portion of capital lease obligations.

In February 2001, the Company obtained an additional $4.0 million in project financing from a commercial bank.

The Company has met all of it debt covenant requirements and believes that it will continue to meet all debt covenants. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessor could require immediate repayment of outstanding amounts.

In April 1999, the Company received a commitment from Lau to lend up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time through the expiration date of January 1, 2001 at $1.26 per share. As of December 31, 2000, the Company has borrowed $1,000,000 under this commitment. The Company does not intend to draw upon the remaining $1,000,000 commitment.

In January 2001, Lau converted the $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which was delayed to July 10, 2000). On March 10, 2000, the Company issued 244,948 of these shares of common stock to SRI, and in May 2000, the company issued the remaining 146,969 to SRI. The adjustable warrant terminates if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrant is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by SRI between 150 and 170 days after the initial investment and between 120 and 140 days thereafter on similar terms. The Company does not intend to draw upon the remaining $6,000,000 commitment. The purchase price of the common stock for each additional investment will be equal to 115% of the average per share market value for the ten trading days prior to the applicable closing date and the number of shares of common stock underlying the closing warrant will be equal to 25% of the common stock sold pursuant to each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date. The subsequent adjustable warrant will terminate when the market value of the common stock on the applicable closing date exceeds 140% for any 20 consecutive trading days prior to the adjustment period. If not terminated, the number of shares that may be acquired under the adjustable warrant will be determined by a formula that is based on 108% of the market value of the Company's common stock. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares have an exercise price of $12.35 per share, and 28,125 shares have an exercise price of $6.175 per share.

In January and February of 2001, Strong River Investments Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of the second adjustable warrant.

In February 2001, Strong River Investments Inc. exercised the third and final adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company. This was a cashless exercise.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

The Company believes that if it meets its business forecast for 2001, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

INFLATION

Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

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

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
                                     INDEX

                                                                            Page
                                                                            ----

Reports of Independent Public Accountants                                  24-25

Balance Sheets as of December 31, 2000 and 1999                               26

Statements of Operations for the years ended December 31, 2000,
  1999 and 1998                                                               27

Statements of Changes in Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998                                         28-29

Statements of Cash Flows for years ended December 31, 2000,
  1999 and 1998                                                               30

Notes to Financial Statements                                              31-45

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Viisage Technology, Inc.:

We have audited the accompanying balance sheets of Viisage Technology, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended, in conformity accounting principles generally accepted in the United States.


                                                         BDO SEIDMAN, LLP


Boston, Massachusetts
February 16, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Public Accountants


To Viisage Technology, Inc:

We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of Viisage Technology, Inc. (a Delaware Corporation) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in shareholders' equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in shareholders' equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in shareholders' equity, and cash flows referred to above presents fairly, in all material respects, the results of operations and cash flows of Viisage Technology, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                       ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 19, 1999

                           VIISAGE TECHNOLOGY, INC.
                                Balance Sheets
                   (in thousands, except share information)

                                                               December 31,
                                                             2000        1999
                                                           --------    --------
      Assets
Current Assets:
   Cash and cash equivalents                               $     --    $    441
   Accounts receivable, net of allowance for doubtful
      accounts of $0 for 2000 and $100 for 1999               3,305       3,264
   Costs and estimated earnings in excess of billings        26,338      22,216
   Other current assets                                         601         797
                                                           --------    --------
      Total current assets                                   30,244      26,718
Property and equipment, net                                  14,605      17,237
Other assets                                                    424         725
                                                           --------    --------
                                                           $ 45,273    $ 44,680
                                                           ========    ========

      Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                   $ 10,331    $  6,621
   Accrued and deferred income taxes                             --          --
   Convertible subordinated debt                              1,000          --
   Current portion of long-term debt                             --       2,500
   Obligations under capital leases                           3,688       4,048
                                                           --------    --------
      Total current liabilities                              15,019      13,169
Long-term debt                                                2,515       4,000
Convertible subordinated debt                                    --       1,000
Obligations under capital leases                              4,749       7,964

Obligations under related party capital leases                2,262       2,757
                                                           --------    --------
      Total liabilities                                      24,545      28,890
                                                           --------    --------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; 1,020 and 3,000 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively                                               1,020       2,782
Common stock, $0.001 par value; 20,000,000
   shares authorized; 11,203,131 and 9,275,940
   shares issued and outstanding at December 31,
   2000 and 1999, respectively                                   11           9
Additional paid-in capital                                   33,045      26,545
Accumulated deficit                                         (13,348)    (13,546)
                                                           --------    --------
      Total shareholders' equity                             20,728      15,790
                                                           --------    --------
                                                           $ 45,273    $ 44,680
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Operations
                     (in thousands, except per share data)
                        For the Year Ended December 31,

                                                           2000        1999        1998
                                                         --------    --------    --------
Revenues                                                 $ 27,539    $ 19,297    $ 16,259
Project costs                                              21,136      15,131      15,957
                                                         --------    --------    --------
   Project margin                                           6,403       4,166         302
                                                         --------    --------    --------
Operating Expenses:
   Sales and marketing                                        787         739       2,195
   Research and development                                   688         253         358
   General and administrative                               2,489       1,939       2,247
                                                         --------    --------    --------
      Total operating expenses                              3,964       2,931       4,800
                                                         --------    --------    --------
      Operating income (loss)                               2,439       1,235      (4,498)
Interest expense                                            1,637       2,230       1,667
                                                         --------    --------    --------
   Income (loss) before income taxes and cumulative
     effect of change in accounting principle                 802        (995)     (6,165)
Provision for income taxes                                     --          --          --
                                                         --------    --------    --------
   Income (loss) before cumulative effect of change
   in accounting principle                                    802        (995)     (6,165)
Cumulative effect of change in accounting principles           --          --      (1,038)
                                                         --------    --------    --------
   Net income (loss)                                          802        (995)     (7,203)
Preferred stock dividends                                    (327)     (1,003)         --
                                                         --------    --------    --------
   Income (loss) applicable to common shareholders
     before cumulative effect                                 475      (1,998)     (7,203)
Cumulative effect of implementing EITF 00-27                  277          --          --
                                                         --------    --------    --------
   Net income (loss) applicable to common shareholders   $    198    $ (1,998)   $ (7,203)
                                                         ========    ========    ========
Basic income (loss) per share before cumulative effect   $   0.05    $  (0.23)   $  (0.75)
                                                         ========    ========    ========
Basic income (loss) per share applicable to common
shareholders                                             $   0.02    $  (0.23)   $  (0.88)
                                                         ========    ========    ========
Weighted average basic common shares outstanding           10,460       8,610       8,175
                                                         ========    ========    ========
Diluted Income (loss) per share before cumulative
effect                                                   $   0.03    $  (0.23)   $  (0.75)
                                                         ========    ========    ========
Diluted income (loss) per share applicable to common
   shareholders                                          $   0.01    $  (0.23)   $  (0.88)
                                                         ========    ========    ========
Weighted average dilutive common shares outstanding        14,504       8,610       8,175
                                                         ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                 Statements of Changes in Shareholders' Equity
                                (in thousands)

                                                              Additional
                                    Common      Preferred       Paid-in      Accumulated
                                    Stock         Stock         Capital        Deficit         Total
                                   --------     ---------     ----------     -----------     --------
Balance, December 31, 1997         $      8      $     --      $ 23,072       $ (4,344)      $ 18,736
Issuance of stock options                --            --           444             --            444
Issuance of common stock                 --            --           600             --            600
Exercise of stock options                --            --            41             --             41
Net loss                                 --            --            --         (7,203)        (7,203)
                                   --------      --------      --------       --------       --------
Balance, December 31, 1998                8            --        24,157        (11,547)        12,618
Exercise of employee stock
   options                               --            --           301             --            301
Common stock issued for
   services                              --            --           144             --            144
Common stock issued under
   employee stock purchase
   plan                                  --            --            39             --             39
Exercise of private placement
   warrants                              --            --           134             --            134
Conversion of Lau debt                    1            --           832             --            833
Issuance of preferred stock
   with beneficial conversion
   feature of $896                       --         2,104           896             --          3,000
Issuance costs of preferred
   stock                                 --            --          (271)            --           (271)
Amortization of beneficial
   conversion feature of
   preferred stock                       --           678            --           (678)            --
Accrued dividends on
   preferred stock                       --            --            --            (49)           (49)
Issuance of warrants to
   preferred stock investors             --            --           277           (277)            --
Issuance of options for
   services                              --            --            36             --             36
Net loss                                 --            --            --           (995)          (995)
                                   --------      --------      --------       --------       --------
Balance, December 31, 1999                9         2,782        26,545        (13,546)        15,790
                                   --------      --------      --------       --------       --------

    The accompanying notes are an integral part of these financial statements

                                                                Additional
                                     Common      Preferred        Paid-in     Accumulated
                                     Stock         Stock          Capital       Deficit         Total
                                    --------     ---------      ----------    -----------     --------
Balance, December 31, 1999          $      9      $  2,782       $ 26,545      $(13,546)      $ 15,790
Exercise of employee stock
   options                                --            --            193            --            193
Common stock issued for
   services                               --            --             85            --             85
Common stock issued under
   employee stock purchase
   plan                                   --            --             57            --             57
Exercise of warrants                      --            --            115            --            115
Private placement of common
   stock, net of expenses                  1            --          3,686            --          3,687
Amortization of beneficial
   conversion feature of
   preferred stock                        --           218             --          (218)            --
Conversion of preferred stock
   and dividends                           1        (1,980)         2,087            --            108
Cumulative effect of change in
   accounting principle                   --            --            277          (277)            --
Preferred stock dividends                 --            --             --          (109)          (109)
Net income                                --            --             --           802            802
                                    --------      --------       --------      --------       --------
Balance, December 31, 2000          $     11      $  1,020       $ 33,045      $(13,348)      $ 20,728
                                    ========      ========       ========      ========       ========

    The accompanying notes are an integral part of these financial statements

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Cash Flows
                                (in thousands)

                                                                          December 31,
                                                                 2000          1999          1998
                                                               -------       -------       -------
Cash Flows from Operating Activities:
 Net income (loss)                                             $   802       $  (995)      $(7,203)
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities
     Depreciation and amortization                               2,794         4,422         3,022
     Expenses paid in common stock                                  85           212            --
     Cumulative effect of change in accounting principle            --            --         1,038
 Change in operating assets and liabilities:
     Accounts receivable                                           (41)        1,021        (1,114)
     Costs and estimated earnings in excess of billings         (4,122)         (494)        2,722
     Other current assets                                          196          (113)         (260)
     Accounts payable and accrued expenses                       3,710        (2,516)       (2,005)
     Accrued and deferred taxes                                     --           (28)           11
                                                               -------       -------       -------
 Net cash provided (used) by operating activities                3,424         1,509        (3,789)
                                                               -------       -------       -------
Cash Flows from Investing Activities:
     Purchase of equipment converted to capital leases              --        (3,125)       (5,244)
     Purchase of system assets                                    (100)           --          (100)
     Additions to property and equipment                           (62)          (21)         (145)
     Decrease in other assets                                      301           349            99
                                                               -------       -------       -------
 Net cash provided (used) by investing activities                  139        (2,797)       (5,390)
                                                               -------       -------       -------
Cash Flows from Financing Activities:
 Net revolving credit (repayments) borrowings                   (3,985)       (2,054)        8,554
 Proceeds from long-term borrowings                                 --         1,000            --
 Proceeds from sale/leaseback of equipment                          --         3,125         5,244
 Principal payments on long-term borrowings                         --            --        (4,054)
 Principal payments on obligations under capital leases         (4,070)       (3,711)       (2,651)
 Net proceeds from issuance of common stock                      4,051           474           641
 Net proceeds from issuance of preferred stock                      --         2,729            --
                                                               -------       -------       -------
 Net cash provided (used) by financing activities               (4,004)        1,563         7,734
                                                               -------       -------       -------
 Net increase (decrease) in cash and cash equivalents             (441)          275        (1,445)
 Cash and cash equivalents, beginning of year                      441           166         1,611
                                                               -------       -------       -------
 Cash and cash equivalents, end of year                        $    --       $   441       $   166
                                                               =======       =======       =======
Supplemental Cash Flow Information:
 Cash paid during the year for interest                        $ 1,529       $ 1,788       $ 1,416
 Cash paid during the year for income taxes                    $    --       $    --       $    68
Non-cash Transactions:
 Conversion of subordinated debt to common stock               $    --       $   800       $    --
 Conversion of preferred stock to common stock                 $ 2,087       $    --       $    --
 Issuance of stock options (note 3)                            $    --       $    --       $   444
 Issuance of subordinated debt in exchange for
   reduction of accounts payable                               $    --       $    --       $   800

   The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                    Notes To Condensed Financial Statements

1.    DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (Viisage or the Company), is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security; deter fraud; and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national ID's, law enforcement, social services, access control and PC network and internet access security. Viisage's primary customers have been government agencies with particular pentration in Departments of Motor Vehicles. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER is deployed in the world's largest face-recognition application with a database of more than 7 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry FaceFINDER(TM) for surveillance and identification.

As of December 31, 2000, the Company was a 52% owned subsidiary of Lau Technologies (Lau).

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

Computation of Net Income (Loss) per Share

The Company follows SFAS No. 128 "Earnings Per Share" where basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the basic earnings per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings per share calculations are as follows (in thousands):

Year Ended December 31,                          2000        1999         1998
                                               -------     -------      -------

Net income (loss) available to
   common shareholders used  in
   basic and diluted EPS                       $   198     $(1,998)     $(7,203)
                                               -------     -------      -------

Average number of common
   shares used in basic EPS                     10,460       8,610        8,175

Effect of dilutive securities:
      Convertible preferred stock                   --          --           --
      Warrants                                   2,694          --           --
      Options                                    1,350          --           --
      Convertible debt                              --          --           --
                                               -------     -------      -------

Average number of common shares
   and dilutive potential common
   stock used in diluted EPS                    14,504       8,610        8,175
                                               =======     =======      =======

The diluted per share amounts do not reflect the impact of options outstanding, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants, for approximately 2,707,000 shares in 2000, 2,472,139 shares in 1999, and 2,784,531 shares in 1998, because the effect of each is antidilutive.

Contract Revenue and Cost Recognition

The Company provides services principally under contracts that provide for a fixed price for each system and/or for each card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $9.0 million expected to be billed and collected after December 31, 2001.

Charges and Accounting Changes

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

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

During 1998, the Company elected early adoption of Statement of Position No. 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which requires start-up costs to be expensed as incurred rather than capitalized. The Company previously capitalized certain start-up costs as pre-contract costs under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and charged such costs to contracts upon award. As required, the adoption of SOP 98-5 has been made effective as of the beginning of 1998. The cumulative effect of the change in accounting principle of $1,038,000 was recorded as a one-time charge in the Company's results for 1998. Project costs for 1998 included start-up costs of $283,000, which were incurred in the first quarter of 1998.

Cash and Cash Equivalents

The company considers all highly liquid instruments, with a maturity of three months or less when acquired, to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable and short- and long-term borrowings, approximate fair values.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are due principally from government agencies and contractors to government agencies. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2000 no allowance was necessary.

For 2000, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 58% of revenues for the year. For 1999, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Arkansas Department of Revenue, and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 52% of revenues for the year. For 1998, three customers (Arkansas Office of Driver Services, Florida Department of Highway Safety and Motor Vehicles and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 40% of revenues for the year.

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

Software Development

The Company reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Company has not capitalized any software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

3.    RELATED PARTY TRANSACTIONS

Debt

During the first quarter of 1999, the Company issued Lau options to purchase 60,000 shares of the Company's common stock in exchange for Lau's guarantee of an indemnification obligation of the Company. The options are exercisable through February 2002 at $1.90 per share. The fair value of the options, amounting to $36,000, has been credited to shareholders' equity and included in deferred financing cost, a component of other assets. The value of these options is being amortized over the indemnification period and charged to interest expense.

In April 1999, the Company received a commitment from Lau to lend to the Company up to $2,000,000 in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to January 1, 2001 at $1.26 per share. In May 1999, the Company borrowed $1,000,000 under this commitment, which is outstanding as of December 31, 2000.

On January 1, 2001 Lau converted this subordinated note and accrued interest into 847,354 shares of common stock.

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million capital lease financing with $2.7 million outstanding at December 31, 2000. This financing arrangement has a maturity date of August 2005 with interest calculated at approximately 11.3%.

On October 14, 1999, Lau Technologies exercised an option to convert an $800,000, 4%, subordinated convertible debt, borrowed prior to 1999, plus accrued interest of $33,000, into 526,582 shares of the Company's common stock at the conversion price of $1.58 per share.

Licenses

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties, as defined, under these agreements. Through December 31, 2000, no royalties have been earned.

The Company has also obtained from Lau, an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. patent 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. This license requires royalty payments to Lau for each unit sold or licensed by Viisage. The agreement also requires the issuance of 50,000 shares of Viisage common stock to Lau following the royalty commencement date. No royalty amount has been incurred to date and therefore the royalty commencement date has not been established.

Other

Under an Administration and Services Agreement, Lau provides general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to the Company. The agreement requires the Company to pay a monthly fee based on the estimated actual cost of such services and permits the Company to terminate selected services upon 30 days written notice. The annual fee for services is revised if the level of services is changed. Amounts for 2000, 1999 and 1998 reflect a continued reduction in services. The amounts for such services were approximately $355,000 in 2000, $418,000 in 1999 and $636,000 in 1998.

A Use and Occupancy Agreement requires the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. The amounts for facilities and services were approximately $217,000 in 2000, $217,000 in 1999 and $550,000 in 1998, respectively. See note 7 for lease information.

Company employees participate in various Lau employee benefit plans. The Company pays its proportionate share of the costs of such plans based on the number of participating employees.

Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

The Company purchases certain system components and technical personnel services from Lau. The amounts for such components and services were approximately $200,000 in 2000, $500,000 in 1999 and $1,000,000 in 1998. During 2000, 1999,
and 1998, the Company provided software development services as a subcontractor to Lau amounting to $345,000, $120,000, and $500,000 respectively.

At December 31, 2000 and 1999, the Company had approximately $14,000 and $35,000 of accounts receivable due from Lau, respectively, and approximately $95,000 and $119,000 of accounts payable due to Lau, respectively. The Company also has a 9% note receivable from Lau Technologies due in monthly installments of principal and interest of approximately $21,000 through February 28, 2002. At December 31, 2000 and 1999, approximately $234,000 and $214,000 of the note was included in other current assets, respectively, and the remaining balance of approximately $42,000 and $258,000 was included in other assets, respectively, in the accompanying balance sheet.

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

4.    PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

                                                           December 31,
                                                         2000        1999

      System assets held under capital lease           $22,351     $22,351
      System assets                                      4,100       4,000
      Computer equipment                                 1,056         994
                                                       -------     -------
                                                        27,507      27,345
      Less--Accumulated depreciation                    12,902      10,108
                                                       -------     -------
                                                       $14,605     $17,237
                                                       =======     =======

During 2000, the Company had no additions to capital leases. The net book value of system assets under capital leases was $11,757 and $14,140 for December 31, 2000 and 1999, respectively. In 1999, the Company sold and leased back under capital leases approximately $3.1 million of system equipment used to produce identification cards for certain contracts.

In October 1997, Viisage completed a System Sale, License and Subcontract Agreement (the Agreement) with Unisys Corporation (Unisys). Under the Agreement, Viisage purchased and licensed certain assets from Unisys and agreed to perform certain services as Unisys' subcontractor relating to a digital imaging system for the Florida Department of Highway Safety and Motor Vehicles. The purchase price was $4 million, consisting of $3.8 million paid in 1997 and two payments of $100,000 each, one made in December 1998 and the other made on October 1, 2000. In addition, Viisage agreed to additional contingent payments of up to $754,000 depending largely on Unisys' support of Viisage's efforts to generate incremental revenues from Florida state agencies. The purchase, including approximately $100,000 of transaction costs, was recorded using the purchase method of accounting and has been allocated to system assets which are being amortized over the estimated remaining useful life of the system.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                          December 31,
                                                        2000         1999

      Accounts payable                                $ 3,127      $ 2,139
      Accrued accounts payable                            522          515
      Accrued earned & unbilled costs                   6,165        3,397
      Accrued payroll and related taxes                    --           95
      Accrued vacation                                    216          189
      Other accrued expenses                              301          286
                                                      -------      -------
                                                      $10,331      $ 6,621
                                                      =======      =======

6.    LONG TERM DEBT AND PROJECT LEASE ARRANGEMENTS

In June 2000, the Company refinanced its operating line of credit. The new revolver, which provides for available borrowings up to $4.0 million is a sweep account, which is set-up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. As of December 31, 2000, $2.5 million of the $4.0 million line of credit had been utilized. In comparison the Company utilized $6.1 million of the $6.5 million line as of December 31, 1999.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. At December 31, 2000, the Company was in compliance with all lease covenants. These project lease arrangements are accounted for as capital leases. At December 31, 2000, the Company had approximately $8.0 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $2.7 million outstanding at December 31, 2000, of which $0.4 million is included in the current portion of capital lease obligations.

In February 2001, the Company obtained an additional $4.0 million in project financing from a commercial bank.

7.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations and the shared facilities discussed in Note 3. Rental expense for operating leases was approximately $131,000 in 2000, $131,000 in 1999 and $212,000 in 1998.

At December 31, 2000, approximate future minimum rentals under the lease for shared facilities and capital leases are as follows (in thousands):

                                                         Capital Leases   Operating Lease
      Year Ending:
        2001                                                 $ 7,470          $   131
        2002                                                   3,133               12
        2003                                                   2,697               --
        2004                                                   1,564               --
        2005                                                     503               --
                                                             -------          -------
               Total minimum lease payments                   12,367          $   143
                                                                              =======
      Less--Interest portion                                   1,668
                                                             -------
               Present value of net
               minimum lease payments                         10,699
      Less--Current portion                                    3,688
                                                             -------
                                                             $ 7,011

8.    RETIREMENT BENEFITS

The Company participates in the Lau 401(k) plan and pays its proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company's costs for this plan amounted to approximately $91,000, $79,000 and $67,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company does not offer any postretirement benefits.

9.    INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2000, 1999 and 1998.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                   2000      1999      1998

      Federal statutory rate                       34.0%    (34.0)%   (34.0)%
      State taxes, net of federal benefit           6.0      (6.0)     (6.0)
      Valuation allowance recorded                (40.0)     40.0      40.0
                                                  -----     -----     -----
                                                     --%       --%       --%
                                                  =====     =====     =====

The components and approximate tax effects of the Company's deferred tax assets and liabilities as of December 31, 2000, and 1999 are as follows (in thousands):

                                                               2000       1999
      Deferred tax assets (liabilities):
         Net operating loss carryforwards for tax purposes   $ 7,249    $ 7,040
         Bases differences related to contract assets         (4,536)    (3,940)
         Property, plant and equipment                            (8)       (14)
         Accruals and other reserves                            (123)       (72)
                                                             -------    -------
      Net deferred tax asset before valuation allowance        2,582      3,014
      Valuation allowance                                     (2,582)    (3,014)
                                                             -------    -------
      Net deferred tax asset                                 $    --    $    --
                                                             =======    =======

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

At December 31, 2000, the Company had available estimated net operating loss carryforwards for federal tax purposes of approximately $18.1 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2011 through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

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

At December 31, 2000, the Company has reserved 2,807,100 shares of common stock for issuance under the management plan of which 972,445 shares are available for future grants. The Company has reserved 326,616 shares of common stock for issuance under the directors' plan of which 35,000 are available for future grants.

During 1998, the Company adjusted the exercise price from $13.00 to $2.25 on 177,000 employee options and from $6.25 to $2.25 on 21,000 options granted to certain management personnel. These options were treated as cancelled and reissued in the table that follows.

A summary of stock option activity under the Plans is as follows:

                                                                     Exercise Price      Weighted Average
                                                 Shares                 Per Share         Exercise Price
      Options outstanding, December 31, 1997    1,770,550            $  2.96-$13.00           $ 5.07
         Granted                                1,109,077              0.625-4.4375             1.63
         Exercised                                 (1,465)                     2.96             2.96
         Cancelled                             (1,125,335)               2.96-13.00             5.68
                                               ----------            --------------           ------
      Options outstanding, December 31, 1998    1,752,827               0.625-12.50             2.53
        Granted                                   167,996               1.1875-1.51             1.36
        Exercised                                (101,751)                     2.96             2.96
        Cancelled                                (129,249)               0.625-2.96             2.68
                                               ----------            --------------           ------
      Options outstanding, December 31, 1999    1,689,823              0.9375-12.50             2.38
        Granted                                   336,000              3.1875-12.25            10.11
        Exercised                                 (75,332)               .9375-2.96             2.64
        Cancelled                                 (13,500)             5.9219-12.25            10.58
                                               ----------            --------------           ------
      Options outstanding, December 31, 2000    1,936,991            $0.9375-$12.50           $ 3.65
                                               ==========            ==============           ======

The following table summarizes information about outstanding options as of December 31, 2000:

                                        Options Outstanding                    Options Exercisable
                                        -------------------                    -------------------
                                                              Weighted                       Weighted
                                                               Average                        Average
                                          Weighted Average    Exercise                       Exercise
Range of Exercise                             Remaining       Price per        Number        Price per
      Prices       Number Outstanding     Contractual Life      Share        Exercisable       Share
  $0.94 - $1.51          794,001              7.9 years         $1.02          432,868         $1.02
   2.25 - 3.19           730,520              6.1 years          2.74          342,011          2.92
   4.44 - 5.92           109,970              9.0 years          4.90            9,970          4.44
   8.75 - 12.50          302,500              8.4 years         12.31           25,000         12.50
                       ---------                                -----          -------         -----
                       1,936,991                                $3.65          809,849         $2.22
                       =========                                =====          =======         =====

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

                                      2000            1999             1998

Risk free interest rate            5.0 - 6.0 %     4.95 - 5.7 %     4.63 - 5.7%
Expected dividend yield                 -               -                -
Expected lives                     3 - 10 years    3 - 10 years     8 - 10 years
Expected volatility                    80%           71 - 78%         74 - 75%
Fair value of options granted         $8.55           $1.06            $1.00

The total value of options granted under the Company's plans was computed as approximately $2.9 million for 2000, $0.2 million for 1999, and $1.1 million for 1998, respectively. Of these amounts, approximately $1.2 million, $0.7 million, and $1.4 million would have been charged to operations for the years ended December 31, 2000, 1999 and 1998, respectively, for currently vested options. The remaining amounts of $3.9 million, $5.8 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, will be amortized over the related vesting periods.

The pro forma effect of SFAS No. 123 is as follows:

                                                             2000           1999           1998
      Net income (loss), as reported                     $   802,000    $  (995,000)   $(7,203,000)
      Pro forma net income (loss)                           (381,000)    (1,711,000)    (8,566,000)
      Basic net income (loss) per share, as reported             .02          (0.23)         (0.88)
      Diluted net income (loss) per share, as reported           .01          (0.23)         (0.88)
      Pro forma basic net income (loss) per share              (0.09)         (0.32)         (1.05)
      Pro forma diluted net income (loss) per share            (0.09)         (0.32)         (1.05)

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan. In January 2000, an additional 70,000 were reserved for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 2000, 83,925 shares have been issued and options to purchase 25,506 shares of common stock at $.7475 per share were vested under the plan.

Preferred Stock

In June 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $3.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on June 30, 2002. Within ten
(10) business days after that date, the Company may either (i) redeem the outstanding shares of Series A Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has registered for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $1.79 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 75,000 shares of the Company's common stock, which have been exercised, at the exercise price of $1.58 per share to the investor.

In December 1999, the Company completed a $1.5 million private placement of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and warrants with a private equity fund. The preferred stock accrues dividends at 7% per annum, payable in cash or stock at the Company's option upon conversion. Subject to certain limits on the number of shares the holder can convert at any one time, the holder can convert up to 50% of the preferred stock into shares of the Company's common stock beginning six months after closing and the balance beginning nine months after closing. Shares can be converted at the lesser of $7.00 per share or 85% of the market price prior to conversion of the Company's common stock for conversions within ten months from the closing date or 77% of the market price prior to conversion for conversions after ten months from the closing date. The Company has the right at any time to redeem the preferred shares. Subject to certain volume limitations, the preferred stock is required to be converted into the Company's common stock on October 30, 2002. Within ten
(10) business days after that date, the Company may either (i) redeem the outstanding shares of Series B Preferred Stock, together with all accrued and unpaid dividends thereon, in cash, to the date of redemption or (ii) extend the mandatory conversion date for a period of one year. The Company has registered for resale the common stock underlying the preferred shares, related dividends and warrants. This transaction was an exempt transaction under Section 4(2) of the Securities Act of 1933, as amended. In connection with this transaction, the Company paid an investment banking fee of $60,000 and warrants to purchase 25,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share which was 130% of the then current closing price of the Company's common stock. The Company also issued warrants to purchase 50,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $8.94 per share to the investor.

In the event of liquidation of the Company, the preferred shareholders would have a liquidating preference equal to the issuance price of the stock plus all accrued and unpaid dividends.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

Common Stock

On March 10, 2000, for an initial investment of $4,000,000 (of which $1,500,000 was funded following the registration of the offered securities with the Commission), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, closing warrants to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and adjustable warrants, exercisable at nominal consideration during three 25 trading day periods beginning four months following closing (which was delayed to July 10, 2000). The adjustable warrants terminate if the market value of the Company common stock exceeds $14.28 for any 20 consecutive trading days prior to the adjustment periods. If not terminated, the number of shares that may be acquired under the adjustable warrants is determined by a formula that is dependent on the extent to which the market value of the Company's common stock is less than $11.09 per share during the adjustment periods. Subject to certain closing conditions, two additional investments of $3,000,000 each may be invested by the same investor between 150 and 170 days after the initial investment and between 120 and 140 days there after on similar terms. The Company does not intend to draw upon the remaining $6,000,000 commitment. The purchase price of the common stock for each additional investment will equal 115% of the average per share market value for the ten trading days prior to the applicable closing date and the closing warrants will equal to 25% of each investment at an exercise price equal to 125% of the average per share market price for the five trading days prior to such closing date.

The termination amount for the subsequent adjustable warrants will be 140% of the market value of the common stock on the applicable closing date and the formula amount will be set at 108% of such market value. In connection with this transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares have an exercise price of $12.35 per share, and 28,125 shares have an exercise price of $6.175 per share.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of the second adjustable warrant.

In February 2001, Strong River Investments, Inc. exercised the third and final adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company. This was a cashless exercise.

In January 2001, Lau converted the Subordinated Convertible Note and accrued interest, into 847,354 shares of common stock.

11.   BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION, AND CONCENTRATIONS OF RISK

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems or biometric software.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2000 and 1999 (in thousands, except per share amounts):

                                                  1st         2nd         3rd          4th
                                                Quarter     Quarter     Quarter      Quarter
      2000
        Revenues                                 $5,336      $6,150      $8,280      $7,773
        Operating income                            665         628         588         558
        Net income                                  187         194         205         216
        Net income (loss) applicable to
          common shareholders                        95         109         173        (179)
        Basic net income (loss) per share          0.02        0.02        0.02        0.02
        Diluted net income (loss) per share        0.02        0.01        0.02        0.01
        Basic net income (loss) per share
          applicable to common shareholders        0.01        0.01        0.02       (0.01)
        Diluted net income (loss) per share
          applicable to common shareholders        0.01        0.01        0.01       (0.01)

                                                   1st          2nd          3rd          4th
                                                 Quarter      Quarter      Quarter      Quarter
      1999
      Revenues                                   $4,431       $4,714       $5,209       $4,943
        Operating income (loss)                    (145)         120          407          853
        Net income (loss)                          (665)        (433)         (68)         171
        Net loss applicable to common
          Shareholders                             (665)        (433)        (282)        (618)
        Basic net income (loss) per share         (0.08)       (0.05)       (0.01)        0.02
        before cumulative effect
        Diluted net income (loss) per share       (0.08)       (0.05)       (0.01)        0.01
        before cumulative effect
        Basic net income (loss) per share
          applicable to common shareholders       (0.08)       (0.05)       (0.03)       (0.07)
        Diluted net income (loss) per share
          applicable to common shareholders       (0.08)       (0.05)       (0.03)       (0.07)

The net income (loss) applicable to shareholders reflects the impact of the preferred stock dividends, the beneficial conversion feature of the preferred stock and the recent accounting changes.

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 3, 1999, the Company's audit committee approved the engagement of BDO Seidman, LLP to replace Arthur Andersen LLP as the Company's independent public accountants. The Company's change in independent public accountants was made at the request of its majority shareholder, Lau Technologies. Lau Technologies has engaged BDO Seidman, LLP to act as its independent public accountants and desires that the same firm audits the financial statements of its then 64%-owned subsidiary. There were neither disagreements with Arthur Andersen LLP on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedure nor any "reportable events" as that term is used in Item 304(a) of Regulation S-K.

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

For a list of financial statements included herein see Index on page 23.

All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K
    -------------------

None

(c) Exhibits
    --------

See Exhibit Index on pages 49 through 51.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2001.


VIISAGE TECHNOLOGY, INC.


By:     /s/ Thomas J. Colatosti
   ----------------------------------
        Thomas J. Colatosti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2001:

              Signature                Title
              ---------                -----

                  *
By:
   ---------------------------------
            Denis K. Berube            Chairman of the Board of Directors

                  *
By:
   ---------------------------------   President and Chief Executive Officer
         Thomas J. Colatosti           (Principal Executive Officer)

                  *
By:                                    Vice President, Corporate Controller and
   ---------------------------------   Treasurer (Principal Financial and
             Sean F. Mack              Accounting Officer)

                  *
By:
   ---------------------------------
          Charles J. Johnson           Secretary and Director

                  *
By:
   ---------------------------------
          Charles E. Levine            Director

                  *
By:
   ---------------------------------
        Harriet Mouchly-Weiss          Director

                  *
By:
   ---------------------------------
            Peter Nessen               Director

                  *
By:
   ---------------------------------
           Thomas J. Reilly            Director

                  *
* By:    /s/ Thomas J. Colatosti
     -------------------------------
             Thomas J. Colatosti
              Attorney-in-fact

                                 EXHIBIT INDEX

Exhibit
No.       Note      Description
---       ----      -----------

2         (a)       Amended and Restated Asset Transfer Agreement, dated as of
                    August 20, 1996, between the Registrant and Lau
                    Technologies.

3.1       (a)       Restated  Certificate of Incorporation of the Registrant.

3.2       (a)       By-Laws of the Registrant.

3.3       (b)       Certificate of Designation of series A convertible preferred stock.

3.4       (h)       Certificate of Designation of series B convertible preferred stock.

4         (a)       Specimen certificates for shares of the Registrant's Common
                    Stock.

10.1      (a)       Amended and Restated License Agreement, dated as of August
                    20, 1996, between the Registrant and Lau Technologies.

10.2      (a)       Form of Administration and Services Agreement between the
                    Registrant and Lau Technologies.

10.3      (a)       Form of Use and Occupancy Agreement between the Registrant and Lau Technologies.

10.4      (a)       License Agreement, dated as of August 20, 1996, between the
                    Registrant and Facia Reco Associates, Limited Partnership.

10.5      (h)       1996 Management Stock Option Plan, as amended.

10.6      (a)       Form of Option Agreement for the 1996 Management Stock
                    Option Plan.

10.7      (h)       1996 Director Stock Option Plan, as amended.

10.8      (a)       Form of Option Agreement for the 1996 Director Stock Option
                    Plan.

10.9      (a)       Contract between the Registrant and Transactive, Inc.
                    (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10     (a)       Subcontract between the Registrant and Information Spectrum,
                    Inc. (relating to the U.S. Immigration & Naturalization
                    Service), dated as of October 19, 1995.

10.11     (a)       Contract between the Registrant and the North Carolina
                    Department of Transportation, dated as of April 26, 1996.

10.12     (c)       Contract between the Registrant and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13     (d)       1997 Employee Stock Purchase Plan.

10.14     (e)       Employment Agreement, dated as of November 3, 1998, between the Registrant and Thomas J. Colatosti.

10.15     (f)       Purchase Agreement (Project Finance Facility) between the
                    Registrant and Sanwa Business Credit Corporation, dated as of November 20, 1998, as amended.

10.16     (g)       Amended and Restated Credit Agreement between the Registrant and State Street Bank and Trust Company, dated December 7,
                    1998.

                                 EXHIBIT INDEX

Exhibit
No.       Note      Description
---       ----      -----------

10.17     (h)       $2,000,000 Convertible Subordinated Note between the
                    Registrant and Lau Acquisition Corporation, dated May 3,
                    1999.

10.18     (h)       Securities Purchase Agreement, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.19     (h)       Registration Rights Agreement, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.20     (h)       Common Stock Purchase Warrants, dated June 30, 1999 between the Registrant and Shaar Fund Ltd.

10.21     (h)       Subcontract Agreement, dated December 6, 1999 between the
                    Registrant and Compaq Computer Corporation.

10.22     (h)       Securities Purchase Agreement, dated December 30, 1999
                    between the Registrant and Shaar Fund Ltd.

10.23     (h)       Registration Rights Agreement, dated December 30, 1999
                    between the Registrant and Shaar Fund Ltd.

10.24     (h)       Common Stock Purchase Warrants, dated December 30, 1999
                    between the Registrant and Shaar Fund Ltd.

10.25     (h)       Securities Purchase Agreement, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.26     (h)       Registration Rights Agreement, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.27     (h)       Common Stock Purchase Warrant, dated March 10, 2000 between the Registrant and Strong River Investments, Inc.

10.28     (h)       Adjustable Common Stock Purchase Warrant, dated March 10,
                    2000 between the Registrant and Strong River Investments,
                    Inc.

10.29     (h)       Letter Agreement, dated March 10, 2000 between the
                    Registrant and Strong River Investments, Inc.

10.30     (i)       Security Agreement, dated June 15, 2000, between the
                    Registrant and Commerce Bank & Trust Co.

10.31     (i)       Collateral Assignment of "Unencumbered" Customer Contracts
                    dated June 15, 2000, between the Registrant and Commerce
                    Bank & Trust Co.

10.32     (i)       Loan Agreement, dated June 15, 2000, between the Registrant and Commerce Bank & Trust Co.

10.33     (i)       Security Agreement, dated June 15, 2000, between the
                    Registrant and Commerce Bank & Trust Co.

10.34     (i)       Revolving Credit Note, dated June 15, 2000, by the
                    Registrant in favor of Commerce Bank & Trust Co.

10.35     (j)       Pennsylvania Department of Transportation Contract, dated
                    June 19, 2000.

23.1                Consent of BDO Seidman, LLP.

23.2                Consent of Arthur Andersen LLP.

24                  Power of Attorney.

                                 EXHIBIT INDEX

Exhibit
No.       Note      Description
---       ----      -----------

          (a) Filed as an exhibit to the Registrant's Form S-1 Registration Statement dated November 4, 1996 (File No. 333-10649).

          (b) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1999 (File No. 000-21559).

          (c) Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21559).

          (d) Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

          (e) Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1998 (File No. 000-21559).

          (f) Original agreement filed as an exhibit to the Registrant's Form S-1 Registration Statement dated November 4, 1996 (File No. 333-10649).

          (g) Amendment filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21559).

          (h) Filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1999. (File No. 000-21559).

          (i) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000 (File No. 000-21559).

          (j) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2000 (File No. 000-21529).