Form 10-Q
period 2001-04-01
VIISAGE TECHNOLOGY INC
filed 2001-05-09
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 1, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559


                            VIISAGE TECHNOLOGY, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


Delaware                                                                         04-3320515
-------------------------------                                                  -------------------
(State or other jurisdiction of                                                  (I.R.S. Employer
incorporation or organization)                                                   Identification No.)

30 Porter Road, Littleton, MA                                                    01460
----------------------------------------                                         -------------------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code                               (978) 952-2200
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
                                                            [X] Yes  [_] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at May 7, 2001
   -----------------------------             --------------------------

   Common stock, $.001 par value                      16,410,926

                           VIISAGE TECHNOLOGY, INC.

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2001
                 ---------------------------------------------

                                     INDEX
                                     -----

                                                                                        Page
                                                                                        ----

Facing Sheet...........................................................................   1

Index..................................................................................   2

PART I - FINANCIAL INFORMATION


  Item 1 - Financial Statements

           Balance Sheets as of April 1, 2001 and December 31, 2000....................   3

           Statements of Operations for the three months ended April 1, 2001
           and April 2, 2000...........................................................   4
           Statements of Cash Flows for the three months ended April 1, 2001
           and April 2, 2000...........................................................   5

           Notes to Financial Statements...............................................   6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................   9

  Item 3 - Quantitative and Qualitative Disclosure About Risk..........................   11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................................   12

  Item 2 - Changes in Securities.......................................................   12

  Item 3 - Defaults by the Company on its senior securities............................   12

  Item 4 - Submission of Matters to a Vote of Security Holders.........................   12

  Item 5 - Other Information...........................................................   12

  Item 6 - Exhibits and Reports on Form 8-K............................................   12


SIGNATURES.............................................................................   13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                                Balance Sheets
                                (in thousands)


                                                                      April 1,                December 31,
                                                                       2001                       2000
                                                                  ---------------            ---------------
                                                                    (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                      $             -            $              -
   Accounts receivable                                                      3,944                       3,305
   Costs and estimated earnings in excess of billings                      28,178                      26,338
   Other current assets                                                       811                         601
                                                                  ---------------            ----------------
      Total current assets                                                 32,933                      30,244
Property and equipment, net                                                13,183                      14,605
Other assets                                                                  400                         424
                                                                  ---------------            ----------------
                                                                  $        46,516            $         45,273
                                                                  ===============            ================


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                          $        11,354            $         10,331
   Convertible subordinated debt                                                -                       1,000
   Obligations under capital leases                                         3,418                       3,688
                                                                  ---------------            ----------------
      Total current liabilities                                            14,772                      15,019
Long-term debt                                                              3,154                       2,515
Obligations under capital leases                                            4,051                       4,749
Obligations under related party capital leases                              2,148                       2,262
                                                                  ---------------            ----------------
                                                                           24,125                      24,545
Shareholders' equity                                                       22,391                      20,728
                                                                  ---------------            ----------------
                                                                  $        46,516            $         45,273
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

                            Viisage Technology, Inc.
                            Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                               ---------------------------------------
                                                                                  April 1,                 April 2,
                                                                                    2001                     2000
                                                                               --------------           --------------
Revenues                                                                       $    6,368               $     5,336
Project costs                                                                       4,721                     3,855
                                                                               --------------           --------------
   Project margin                                                                   1,647                     1,481
                                                                               --------------           --------------
Operating Expenses:
   Sales and marketing                                                                153                       194
   Research and development                                                           449                        18
   General and administrative                                                         520                       604
                                                                               --------------           --------------
      Total operating expenses                                                      1,122                       816
                                                                               --------------           --------------
      Operating income                                                                525                       665

Interest expense                                                                      307                       478
                                                                               --------------           --------------
Income before income taxes                                                            218                       187
Provision for income taxes                                                              -                         -
                                                                               --------------           --------------
Net income                                                                            218                       187
Preferred stock dividend                                                                5                        92
                                                                               --------------           --------------
Net income applicable to common shareholders                                   $      213               $        95
                                                                               ==============           ==============
Net income per basic share                                                     $      .01               $       .01
                                                                               ==============           ==============
Basic shares                                                                   $   15,488               $     9,711
                                                                               ==============           ==============
Net income per diluted share                                                   $      .01               $       .01
                                                                               ==============           ==============
Diluted shares                                                                     15,966                    12,803
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

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                      ------------------
                                                                   April 1,            April 2,
                                                                    2001                 2000
                                                                    ----                 ----
Cash Flows from Operating Activities:
   Net income                                                   $        218         $       187
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 1,462               1,151
         Directors fees paid in common stock                              68                   -
         Change in operating assets and liabilities:
            Accounts receivable                                         (639)               (604)
            Costs and estimated earnings in excess of billings        (1,840)               (644)
            Other current assets                                          (8)                 59
            Accounts payable and accrued expenses                      1,023                 184
                                                                ------------         -----------
               Net cash provided by operating activities                 284                 333
                                                                ------------         -----------
Cash Flows from Investing Activities:
   Additions to property and equipment                                   (16)                106
   Decrease in other assets                                                -                  61
                                                                ------------         -----------
      Net cash provided (used for) by investing activities               (16)                167
                                                                ------------         -----------
Cash Flows from Financing Activities:
   Net revolving credit borrowings                                       639                   -
   Principal payments on long-term borrowings                              -              (2,600)
   Principal payments on obligations under capital leases             (1,082)               (961)
   Net proceeds from issuance of common stock                            175               2,625
                                                                ------------         -----------
      Net cash used for financing activities                            (268)               (936)
                                                                ------------         -----------
Net decrease in cash and cash equivalents                                  -                (436)
Cash and cash equivalents, beginning of period                             -                 441
                                                                ------------         -----------
Cash and cash equivalents, end of period                        $          -         $         5
                                                                ============         ===========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                     $        296         $       458
                                                                ============         ===========
   Cash paid during the period for income taxes                 $          -         $         -
                                                                ============         ===========
Non Cash Activities:
   Directors fees paid in common stock                          $        270         $         -
                                                                ============         ===========
   Conversion of convertible debt to common stock               $      1,000         $       606
                                                                ============         ===========

   The accompanying notes are an integral part of these financial statements

                           VIISAGE TECHNOLOGY, INC.
                         Notes To Financial Statements


1.  DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,200 locations in 13 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

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

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems and biometric software. Previously the Company reported two business segments, however the Company's current mission is to design, develop and deliver integrated identification solutions. Substantially all of the Company's revenues have been derived within the United States.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of April 1, 2001 and December 31, 2000, and for the three month periods ended April 1, 2001 and April 2, 2000, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 1, 2001 and for the three month periods ended April 1, 2001 and April 2, 2000, have been made. The results of operations for the period ended April 1, 2001 are not necessarily indicative of the operating results for the full year.

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

Computation of Net Income per Share

The basic net income per share calculation is computed based on the weighted average number of shares of common stock during the period. The impact of certain options outstanding for approximately 2,445,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the April 1, 2001 dilutive net income per share calculation. The impact of certain options outstanding for approximately 1,861,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the April 2, 2000 dilutive net income per share calculation.


3.  INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.


4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies (Lau) owns approximately 41% of the company. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties, as defined, under these agreements. Through April 1, 2001, no royalties have been earned.

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

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million of capital lease financing with $2.6 million outstanding at April 1, 2001, of which $0.5 million is included in the current portion of capital lease obligations. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

In January 2001, Lau converted its $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its second adjustable warrant.

In February 2001, Strong River Investments, Inc. exercised its third and final adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company through a cashless exercise.

5.   BUSINESS SEGMENTS

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems and biometric software. Previously the Company reported two business segments, however the Company's current mission is to design, develop and deliver integrated identification solutions. Substantially all of the Company's revenues have been derived within the United States.

                           VIISAGE TECHNOLOGY, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 2000 Annual Report and Form 10-K.

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


RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the first quarter of 2001 were approximately $6,368,000, compared to approximately $5,336,000 for the first quarter of 2000. The 19.3% increase in revenue between the two three-month periods was primarily a result of new contracts with the state of Pennsylvania and the Republic of Uganda and extensions with our existing customers.

Gross margins decreased to 25.9% in the first quarter of 2001 from 27.8% in the first quarter of 2000. The decrease in gross margins between the two three-month periods is due principally to the impact of lower margin business on the overall revenue mix in 2001.

Sales and marketing expenses decreased approximately $41,000 in the first quarter of 2001 from the first quarter of 2000. This represents a decrease to 2.4% from 3.6% of revenue for the quarter to quarter period. The decrease is due principally to the Company's continuing efforts to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the company to control its costs while increasing its marketing capabilities.

Research and development expenses increased approximately $431,000 in the first quarter of 2001 from the first quarter of 2000. This represents an increase to 7.1% from 0.3% of revenue for the quarter to quarter period. The increase is due principally to the company's continued investment in the biometrics division. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses decreased by approximately $84,000 in the first quarter of 2001 from the first quarter of 2000. This represents a decrease to 8.2% from 11.3 % of revenue for the quarter to quarter periods. The decrease in expenses is due principally to the company's continuing efforts to control its costs while growing the business.

Interest expense decreased approximately $171,000 in the first quarter of 2001 over the first quarter of 2000. This represents a decrease to 4.8% from 9.0% of revenue for the quarter to quarter period. This decrease reflects the impact of the company's continuing efforts to reduce the overall debt structure and interest expense.

No provision for income taxes has been made in the current period due to the available net operating loss carry forwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of when such benefit will be realized.


RECENT ACCOUNTING PRONOUNCEMENTS

None.


LIQUIDITY AND CAPITAL RESOURCES

In June 2000, the Company refinanced its operating line of credit. The new revolver, which provides for available borrowings up to $4.0 million is a sweep account, which is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. At the end of the first quarter 2001, $3.2 million of the $4.0 million credit line had been utilized.

Accounts receivable increased approximately 19.3% from December 31, 2000 to April 1, 2001 due to the increase in business volume.

Costs and estimated earnings in excess of billings increased approximately 7.0% from December 31, 2000 to April 1, 2001, which reflects the unbilled accumulation of costs for new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined in the lease agreements. These project lease arrangements are accounted for as capital leases. The current arrangement provides for project financing of up to $15.0 million. At April 1, 2001, the Company had approximately $7.0 million outstanding under the lease financing arrangement. The Company has a similar project lease financing arrangement with Lau that provides for up to $5.0 million of capital leases financing with $2.6 million outstanding at April 1, 2001, of which $0.5 million is included in the current portion of capital lease obligations.

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

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include among other things:

 .  potential fluctuations in quarterly results;
 .  the size and timing of award and performance on contracts;
 .  dependence on large contracts and a limited number of customers;
 .  lengthy sales and implementation cycles;
 . changes in management estimates inherent in accounting for contracts; . availability and cost of key components;
 .  market acceptance of new or enhanced products and services;
 .  proprietary technology and changing technology;
 .  competitive conditions;
 .  system performance;
 .  management of growth;
 .  dependence on key personnel;
 . general economic and political conditions and other factors affecting spending by customers.

Any of these factors could have a material adverse impact on the Company's operations and financial results. The Company cautions the reader that this list of risk factors may not be complete. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                           VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES

The following transactions occurred during the first quarter of 2001 with respect to the Company's capital stock. Each of the transactions described below involved the conversion of the Company's outstanding securities into shares of the Company's common stock. Each transaction was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act.

In January 2001, Lau converted its $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its second adjustable warrant.

In February 2001, Strong River Investments, Inc. exercised its third and final adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company through a cashless exercise.


ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.


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



                                      VIISAGE TECHNOLOGY, INC.


Date:  May  9, 2001                   By: /s/ Thomas J. Colatosti
                                          ----------------------------
                                          Thomas J. Colatosti
                                          President and Chief Executive Officer



                                      By: /s/ Sean F. Mack
                                          --------------------------
                                          Sean F. Mack
                                          Vice President, Controller and
                                          Treasurer