Form 10-Q
period 2001-07-01
VIISAGE TECHNOLOGY INC
filed 2001-08-13
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended July 1, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559





                            VIISAGE TECHNOLOGY, INC.
                  ____________________________________________
             (Exact name of registrant as specified in its charter)


Delaware                                                04-3320515
-----------------------------                         --------------
                                                    (I.R.S. Employer
(State or other jurisdiction of                    Identification No.)
incorporation or organization)

30 Porter Road, Littleton, MA                             01460
-----------------------------                         --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (978)-952-2200
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
                                         [X]  Yes       [ ]  No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at August 9, 2001
-----------------------------                  ---------------------------------

Common stock, $.001 par value                             16,539,254

                         VIISAGE TECHNOLOGY, INC.

                 FORM 10 - Q FOR THE QUARTER ENDED JULY 1, 2001

                                     INDEX


                                                                      Page
                                                                      ----

Facing Sheet............................................................1

Index...................................................................2


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheets as of July 1, 2001 and December 31, 2000........3

         Statements of Income for the three months and six months
         ended July 1, 2001 and July 2, 2000............................4

         Statements of Cash Flows for the six months
         ended July 1, 2001 and July 2, 2000............................5

         Notes to Financial Statements..................................6

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................9
    Item 3 - Quantitative and Qualitative Disclosure about Market
             Risk......................................................11


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings.........................................12

    Item 2 - Changes in Securities.....................................12

    Item 3 - Defaults by the Company on its Senior Securities..........12

    Item 4 - Submission of Matters to a Vote of Security Holders.......13

    Item 5 - Other Information.........................................13

    Item 6 - Exhibits and Reports on Form 8-K..........................13


SIGNATURES.............................................................14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            VIISAGE TECHNOLOGY, INC.
                              Balance Sheets
                              (IN THOUSANDS)


                                                               JULY 1,                    DECEMBER 31,
                                                                2001                          2000
                                                        ------------------           --------------------
                                                            (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                              $             -              $               -
   Accounts receivable                                              4,255                          3,305
   Costs and estimated earnings in excess of billings              28,939                         26,338
   Other current assets                                               637                            601
                                                        -----------------            -------------------

      Total current assets                                         33,831                         30,244
Property and equipment, net                                        11,790                         14,605
Other assets                                                          341                            424
                                                        -----------------            -------------------
                                                          $        45,962              $          45,273
                                                        =================            ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                  $        10,570              $          10,331
   Convertible subordinated debt                                        -                          1,000
   Obligations under capital leases                                 3,147                          3,688
                                                        -----------------            -------------------

      Total current liabilities                                    13,717                         15,019
Long-term debt                                                      2,274                          2,515
Obligations under capital leases                                    5,355                          4,749
Obligations under related party capital leases                      2,005                          2,262
                                                        -----------------            -------------------

                                                                   23,351                         24,545
Shareholders' equity                                               22,611                         20,728
                                                        -----------------            -------------------
                                                          $        45,962              $          45,273
                                                        =================            ===================

  The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                              Statements of Income
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                             -------------------------------------     -------------------------------------
                                                  JULY 1,              JULY 2,              JULY 1,              JULY 2,
                                                   2001                 2000                 2001                 2000
                                             ----------------     ----------------     ----------------     ----------------

Revenues                                         $ 6,871              $ 6,150              $13,239              $11,486
Project costs                                      5,248                4,475                9,969                8,330
                                             ----------------     ----------------     ----------------     ----------------
   Project margin                                  1,623                1,675                3,270                3,156
                                             ----------------     ----------------     ----------------     ----------------

Operating Expenses:
   Sales and marketing                                67                  160                  220                  354
   Research and development                          416                  243                  865                  261
   General and administrative                        635                  644                1,156                1,248
                                             ----------------     ----------------     ----------------     ----------------
     Total operating expenses                      1,118                1,047                2,241                1,863
                                             ----------------     ----------------     ----------------     ----------------
      Operating income                               505                  628                1,029                1,293

Interest expense                                     285                  434                  592                  912
                                             ----------------     ----------------     ----------------     ----------------

Income before income taxes                           220                  194                  437                  381
Provision for income taxes                             -                    -                    -                    -
                                             ----------------     ----------------     ----------------     ----------------

Net income                                           220                  194                  437                  381
Preferred stock dividends                              -                   85                    5                  177
                                             ----------------     ----------------     ----------------     ----------------

Net income applicable to common
  shareholders                                   $   220              $   109              $   432              $   204
                                             ================     ================     ================     ================

Basic net income per share                         $0.01                $0.01                $0.03                $0.02
                                             ================     ================     ================     ================

Basic Shares                                      16,446               10,116               15,970                9,913
                                             ================     ================     ================     ================

Diluted net income per share                       $0.01                $0.01                $0.03                $0.02
                                             ================     ================     ================     ================

Diluted Shares                                    16,863               14,110               16,337               13,908
                                             ================     ================     ================     ================

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           Statements of Cash Flows
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                ---------------------------------------------------------

                                                                         JULY 1,                             JULY 2,
                                                                          2001                                2000
                                                                  ---------------------            ---------------------

Cash Flows from Operating Activities:
   Net income                                                                $   437                         $   381
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                         2,851                           2,441
         Directors fees paid in common stock                                     135                               -
         Change in operating assets and liabilities:
            Accounts receivable                                                 (950)                          1,164
            Costs and estimated earnings in excess of billings                (2,601)                         (4,180)
            Other current assets                                                  99                             180
            Accounts payable and accrued expenses                                372                           1,867
                                                                -----------------------            ---------------------
               Net cash provided by (used for) operating                         343                           1,853
                activities
                                                                -----------------------            ---------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                           (36)                            (51)
   Decrease in other assets                                                       83                             139
                                                                -----------------------            ---------------------
      Net cash provided by (used for) investing activities                        47                              88
                                                                -----------------------            ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale/leaseback of equipment                                   1,890                               -
   Principal payments on long-term borrowings                                   (241)                         (3,625)
   Principal payments on obligations under capital leases                     (1,824)                         (1,812)
   Principal payments on obligations under related party
   capital leases                                                               (257)                           (174)
   Net proceeds from issuance of common stock                                     42                           4,019
                                                                -----------------------            ---------------------
      Net cash provided by (used for) financing activities                      (390)                         (1,592)
                                                                -----------------------            ---------------------


Net increase (decrease) in cash and cash equivalents                               -                             349
Cash and cash equivalents, beginning of period                                     -                             441
                                                                -----------------------            ---------------------
Cash and cash equivalents, end of period                                     $     -                         $   790
                                                                =======================            =====================



SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $   569                         $   867
                                                                =======================            =====================


   Cash paid during the period for income taxes                              $     -                         $    -
                                                                =======================            =====================


NON CASH ACTIVITIES:
   Directors fees paid in common stock                                       $   270                         $    -
                                                                =======================            =====================


   Conversion of preferred stock accrued dividends to
   common stock                                                              $    65                         $   895
                                                                =======================            =====================
   Conversion of convertible debt and accrued interest to
   common stock                                                              $ 1,068                         $     -
                                                                =======================            =====================


  The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                         Notes To Financial Statements


1.  DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 20 million identification documents at more than 1,500 locations in 14 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FACEEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FACEEXPLORER is deployed in the world's largest face-recognition application with a database of more than 8 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FACENET(TM) for Internet and e-commerce security; FACEPIN(TM) for point-of-sale transactions verification; FACEPASS(TM) used for physical access control and keyless entry and FACEFINDER(TM) for surveillance and identification.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of July 1, 2001 and December 31, 2000, and for the three and six month periods ended July 1, 2001 and July 2, 2000, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of July 1, 2001 and for the three and six month periods ended July 1, 2001 and July 2, 2000, have been made. The results of operations for the period ended July 1, 2001 are not necessarily indicative of the operating results for the full year.

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

Computation of Net Income per Share

The basic net income per share calculation is computed based on the weighted average number of shares of common stock during the period. The impact of certain options outstanding for approximately 2,058,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the July 1, 2001 dilutive net income per share calculation. The impact of certain options outstanding for approximately 2,510,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants are reflected in the July 2, 2000 dilutive net income per share calculation.


3.  INCOME TAXES

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.


4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies (Lau) owns approximately 40% of the Company. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties, as defined, under these agreements. Through July 1, 2001, no royalties have been earned.

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

The Company has a project lease financing arrangement with Lau that provides for up to $5.0 million of capital lease financing with $2.5 million outstanding at July 1, 2001, of which $0.5 million is included in the current portion of capital lease obligations. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

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

In February 2001, Strong River Investments, Inc. exercised its third adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company through a cashless exercise.

In June 2001, Strong River Investments, Inc. received 105,000 shares of common stock from the February 2001 cashless exercise of its third adjustable warrant.


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


RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the second quarter of 2001 were approximately $6,871,000, compared to approximately $6,150,000 for the second quarter of 2000. Revenues for the first six months of 2001 were approximately $13,239,000 compared to approximately $11,486,000 for the same period in 2000. The 11.7% increase in revenue between the two three month periods and the 15.3% increase between the two six month periods was primarily a result of new contracts with the state of Kentucky and the Republic of Uganda and extensions with our existing customers.

Gross margins decreased to 23.6% in the second quarter of 2001 from 27.2% in the second quarter of 2000. Gross margins decreased to 24.7% for the first six months of 2001 compared to 27.5% for the same period in 2000. The decrease in gross margins between the two three month periods and the two six month periods is due principally to the impact of lower margin business on the overall revenue mix in 2001.

Sales and marketing expenses decreased approximately $93,000 in the second quarter of 2001 from the second quarter of 2000 and decreased approximately $134,000 for the first six months of 2001 from the first six months of 2000. This represents a decrease to 1.0% from 2.6% of revenue for the quarter to quarter period and a decrease to 1.7% from 3.1% for the first six months of each fiscal year. The decrease is due principally to the Company's continuing efforts to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to control its costs while increasing its marketing capabilities.

Research and development expenses increased approximately $173,000 in the second quarter of 2001 from the second quarter of 2000 and increased approximately $604,000 in the first six months of 2001 from the first six months of 2000. This represents an increase to 6.1% from 4.0% of revenue for the quarter to quarter period and 6.5% from 2.3% for the first six months of each fiscal year. The increase is due principally to the Company's continued investment in biometrics. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses decreased by approximately $9,000 in the second quarter of 2001 from the second quarter of 2000 and decreased approximately $92,000 in the first six months of 2001 from the first six months of 2000. This represents a decrease to 9.2% from 10.5 % of revenue for the quarter to quarter periods and 8.7% from 10.9% for the first six months of each fiscal year. The decrease in expenses is due principally to the Company's continuing efforts to control its costs while growing the business.

Interest expense decreased approximately $149,000 in the second quarter of 2001 from the second quarter of 2000 and decreased approximately $320,000 in the first six months of 2001 from the first six months of 2000. This represents a decrease to 4.1% from 7.1% of revenue for the quarter to quarter period and 4.5% from 7.9% for the first six months of each fiscal year. This decrease reflects the impact of the company's continuing efforts to reduce the overall debt structure and interest expense.

No provision for income taxes has been made in the three month and six month periods in fiscal 2001 and 2000 due to the available net operating loss carry forwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of when such benefit will be realized.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $4.0 million operating line of credit. This revolver, is a sweep account, which is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. At the end of the second quarter 2001, $2.3 million of the $4.0 million credit line had been utilized.

Accounts receivable increased approximately 28.7% from December 31, 2000 to July 1, 2001 due to the increase in business volume.

Costs and estimated earnings in excess of billings increased approximately 9.9% from December 31, 2000 to July 1, 2001, which reflects the unbilled accumulation of costs for new contract awards.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company also has system project lease financing arrangements with several commercial leasing organizations. Pursuant to certain of these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. In other arrangements the Company retains title to the equipment financed. In either case, the lessor has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. Under the leases the Company is required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined in the lease agreements. These project lease arrangements are accounted for as capital leases. At July 1, 2001, the Company had approximately $8.0 million outstanding under the lease financing arrangement. The Company has a project lease financing arrangement with Lau, $2.5 million was outstanding at July 1, 2001, of which $0.5 million is included in the current portion of capital lease obligations. The lease arrangement with Lau has been repaid and the lease arrangement has been terminated.

The Company believes that it will continue to meet its debt covenants. However, this expectation is dependent in part on achieving business forecasts. If the Company does not meet such covenants, the bank and/or the lessor could require immediate repayment of outstanding amounts.

The Company believes that if it meets its business forecast for 2001, cash flows from available borrowings, project leasing, operations and capital raising will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include among other things:

o  potential fluctuations in quarterly results;
o  the size and timing of award and performance on contracts;
o  dependence on large contracts and a limited number of customers;
o  lengthy sales and implementation cycles;
o  changes in management estimates inherent in accounting for contracts;
o  availability and cost of key components;
o  market acceptance of new or enhanced products and services;
o  proprietary technology and changing technology;
o  competitive conditions;
o  system performance;
o  management of growth;
o  dependence on key personnel;
o general economic and political conditions and other factors affecting spending by customers.

Any of these factors could have a material adverse impact on the Company's operations and financial results. The Company cautions the reader that this list of risk factors may not be complete. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                         VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES

The following transactions occurred during the first six months of 2001 with respect to the Company's capital stock. Each of the transactions described below involved the conversion of the Company's outstanding securities into shares of the Company's common stock. Each transaction was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act.

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

In June 2001, Strong River Investments, Inc. received 105,000 shares of common stock from the February 2001 cashless exercise of its third adjustable warrant.



ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were voted on and approved at the Company's 2001 Annual Meeting of Shareholders held on May 8, 2001:

1.) Harriet Mouchly-Weiss and Paul T. Principato were elected as Class II Directors to serve three-year terms. The vote was 14,881,203 and 14,886,823 respectively for, and 315,104 and 309,484 withheld.

2.) An amendment to Viisage's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of Viisage, .001 par value per share, from 20,000,000 shares to 26,000,000 shares, was approved. The vote was 14,878,239 for, 314,318 against, 2,650 abstained and 1,100 non-votes.

3.) An amendment to Viisage's Amended and Restated 1996 Management Stock Option Plan to increase the number of shares available for issuance thereunder from 2,807,100 to 3,807,100 was approved. The vote was 8,189,632 for, 781,196 against, 7,650 abstained and 6,217,829 non-votes.

4.) An amendment to Viisage's Amended and Restated 1996 Directors Stock Option Plan to increase the number of shares available for issuance thereunder from 326,616 to 576,616 was approved. The vote was 8,196,999 for, 766,129 against, 15,350 abstained and 6,217,829 non-votes.

5.) An amendment to Viisage's 1997 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder from 140,000 to 340,000 was approved. The vote was 8,682,515 for, 279,613 against, 16,350 abstained and 6,217,829 non-votes.

6.) An amendment to adopt the 2001 Stock in Lieu of Cash Compensation for Directors Plan, as recommended by the Board of Directors, was approved. The vote was 8,390,663 for, 570,975 against, 16,840 abstained and 6,217,829 non-votes.

7.) The selection of BDO Seidman, LLP as independent public accountants for the Company for the year ending December 31, 2001, was ratified. The vote was 15,097,223 for, 70,294 against, 27,690 abstained and 1,100 non-votes.



ITEM 5 - OTHER INFORMATION

Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None

                         VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    VIISAGE TECHNOLOGY, INC.


Date:  August  13, 2001              By: /s/ Thomas J. Colatosti
                                        -------------------------------
                                        Thomas J. Colatosti
                                        President and Chief Executive Officer



                                     By: /s/ Sean F. Mack
                                        --------------------------
                                        Sean F. Mack
                                        Vice President, Controller and Treasurer