Form 10-Q
period 2001-09-30
VIISAGE TECHNOLOGY INC
filed 2001-11-13
CIK 1018332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2001.

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559





                            VIISAGE TECHNOLOGY, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                   04-3320515
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

30 Porter Road, Littleton, MA                              01460
-------------------------------                            -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (978) 952-2200
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
                                                  [X]  Yes     [ ]  No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at November 13, 2001
-----------------------------                 --------------------------------
Common stock, $.001 par value                            16,816,260

                         VIISAGE TECHNOLOGY, INC.

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
              ----------------------------------------------------

                                     INDEX
                                     -----


                                                                          Page
                                                                          ----

Facing Sheet............................................................     1

Index...................................................................     2


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Balance Sheets as of September 30, 2001 and
            December 31, 2000...........................................     3

            Statements of Income for the three months and nine months
            ended September 30, 2001 and October 1, 2000................     4

            Statements of Cash Flows for the nine months
            ended September 30, 2001 and October 1, 2000................     5

            Notes to Financial Statements...............................     6

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     9

    Item 3 - Quantitative and Qualitative Disclosure about Market
             Risk.......................................................    11


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings..........................................    12

    Item 2 - Changes in Securities......................................    12

    Item 3 - Defaults by the Company on its Senior Securities...........    13

    Item 4 - Submission of Matters to a Vote of Security Holders........    13

    Item 5 - Other Information..........................................    13

    Item 6 - Exhibits and Reports on Form 8-K...........................    13



SIGNATURES..............................................................    14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           VIISAGE TECHNOLOGY, INC.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                              SEPTEMBER 30,                    *DECEMBER 31,
                                                                  2001                             2000
                                                          --------------------            ----------------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                              $                  -            $                    -
   Accounts receivable                                                   4,544                             3,305
   Costs and estimated earnings in excess of billings                   26,424                            26,338
   Other current assets                                                    481                               601
                                                          --------------------            ----------------------
      Total current assets                                              31,449                            30,244
Property and equipment, net                                             14,781                            14,605
Other assets                                                               320                               424
                                                          --------------------            ----------------------
                                                          $             46,550            $               45,273
                                                          ====================            ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                  $              8,860            $               10,331
   Convertible subordinated debt                                             -                             1,000
   Current portion of project financing                                  3,671                             3,688
                                                          --------------------            ----------------------
      Total current liabilities                                         12,531                            15,019
Long-term debt                                                           1,612                             2,515
Project financing                                                        9,597                             7,011
                                                          --------------------            ----------------------
                                                                        23,740                            24,545
Shareholders' equity                                                    22,810                            20,728
                                                          --------------------            ----------------------
                                                          $             46,550            $               45,273
                                                          ====================            ======================
* Derived from audited financial statements


  The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                -------------------------------------     -------------------------------------
                                                    SEPT. 30,             OCT. 1,             SEPT. 30,             OCT. 1,
                                                      2001                 2000                 2001                 2000
                                                ----------------     ----------------     ----------------     ----------------

Revenues                                              $ 6,116              $ 8,280              $19,355              $19,766
Project costs                                           4,233                6,679               14,202               15,009
                                                ----------------     ----------------     ----------------     ----------------
   Project margin                                       1,883                1,601                5,153                4,757
                                                ----------------     ----------------     ----------------     ----------------

Operating Expenses:
   Sales and marketing                                    174                  186                  393                  540
   Research and development                               568                  226                1,433                  487
   General and administrative                             620                  601                1,777                1,848
                                                ----------------     ----------------     ----------------     ----------------
      Total operating expenses                          1,362                1,013                3,603                2,875
                                                ----------------     ----------------     ----------------     ----------------
      Operating income                                    521                  588                1,550                1,882

Interest expense                                          331                  383                  922                1,295
                                                ----------------     ----------------     ----------------     ----------------
  Income before income taxes                              190                  205                  628                  587
Provision for income taxes                                  -                    -                    -                    -
                                                ----------------     ----------------     ----------------     ----------------
Net income                                                190                  205                  628                  587
Preferred stock dividends                                   -                   32                    -                  210
                                                ----------------     ----------------     ----------------     ----------------
Net income applicable to common
   shareholders                                       $   190              $   173              $   628              $   377
                                                ================     ================     ================     ================

Basic net income per share                            $  0.01              $  0.02              $  0.04              $  0.04
                                                ================     ================     ================     ================
Basic shares                                           16,545               10,959               16,164               10,262
                                                ================     ================     ================     ================
Diluted net income per share                          $  0.01              $  0.01              $  0.04              $  0.03
                                                ================     ================     ================     ================
Diluted shares                                         17,139               13,871               16,629               13,902
                                                ================     ================     ================     ================



  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                           STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                ----------------------------------------------------------
                                                                        SEPT. 30,                         OCT. 1,
                                                                          2001                             2000
                                                                 ---------------------            ---------------------
Cash Flows from Operating Activities:
   Net income                                                            $   628                        $   587
   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
         Depreciation and amortization                                     3,868                          3,428
         Directors fees paid in common stock                                 216                             84
         Change in operating assets and liabilities:
            Accounts receivable                                           (1,239)                           524
            Costs and estimated earnings in excess of billings               (86)                        (5,608)
            Other current assets                                             174                            109
            Accounts payable and accrued expenses                         (1,338)                         3,077
                                                                         --------                      --------
               Net cash provided by (used for) operating
                activities                                                 2,223                          2,201
                                                                         --------                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                    (4,044)                           (62)
   Decrease in other assets                                                  104                            183
                                                                         --------                      --------
      Net cash provided by (used for) investing activities                (3,940)                           121
                                                                         --------                      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Project financing                                         5,569                              -
   Principal payments on long-term borrowings                               (903)                        (3,838)
   Principal payments under project financing                             (3,000)                        (3,015)
   Net proceeds from issuance of common stock                                 51                          4,090
                                                                         --------                      --------
      Net cash provided by (used for) financing activities                 1,717                         (2,763)
                                                                         --------                      --------
Net increase (decrease) in cash and cash equivalents                           -                           (441)
Cash and cash equivalents, beginning of period                                 -                            441
                                                                         --------                      --------
Cash and cash equivalents, end of period                                 $     -                       $      -
                                                                         ========                      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $    882                      $  1,204
                                                                         ========                      ========
   Cash paid during the period for income taxes                          $      -                      $      -
                                                                         ========                      ========
NON CASH ACTIVITIES:
   Directors fees paid in common stock                                   $    270                      $     84
                                                                         ========                      ========
   Conversion of preferred stock accrued dividends to
   common stock                                                          $     65                      $      -
                                                                         ========                      ========
   Conversion of convertible debt and accrued interest to
   common stock                                                          $  1,068                      $  1,579
                                                                         ========                      ========

  The accompanying notes are an integral part of these financial statements.

                           VIISAGE TECHNOLOGY, INC.
                         NOTES TO FINENCIAL STATEMENTS


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

FACEEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FACEEXPLORER is deployed in the world's largest face-recognition application with a database of more than 9 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FACENET(TM) for Internet and e-commerce security; FACEPIN(TM) for point-of-sale transactions verification; FACEPASS(TM) used for physical access control and keyless entry and FACEFINDER(TM) for surveillance and identification.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2001 and December 31, 2000, and for the three and nine month periods ended September 30, 2001 and October 1, 2000, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and October 1, 2000, have been made. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Computation of Net Income per Share

The basic net income per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 2,042,000 shares of common stock consisting of certain outstanding options, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants were not reflected in the September 30, 2001 dilutive net income per share calculation. The impact of approximately 1,937,000 shares of common stock consisting of certain outstanding options, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants were not reflected in the October 1, 2000 dilutive net income per share calculation.

3.  INCOME TAXES

No provision for income taxes has been made in the three month and nine month periods in fiscal 2001 and 2000 due to the available net operating loss carry forwards due to the uncertainty surrounding the realization of the Company's net deferred tax asset which has a full valuation allowance.


4.  RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies (Lau) owns approximately 40% of the Company's common stock. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

The Company has two non-exclusive license agreements with Lau, whereby Lau acts as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Lau will pay the Company royalties, as defined, under these agreements. Through September 30, 2001, no royalties have been earned.

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

The Company refinanced with a commercial leasing organization, the remaining $2.4 million of outstanding project lease financing with Lau, in September 2001. Readers are referred to the "Notes to Financial Statements" section of the Company's 2000 Annual Report to Shareholders for further discussion.

In January 2001, Lau converted its $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its third adjustable warrant.

In February 2001, Strong River Investments, Inc. exercised its third adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company through a cashless exercise.

In June 2001, Strong River Investments, Inc. received 105,000 shares of common stock from the February 2001 cashless exercise of its third adjustable warrant.

In October 2001, Cardinal Capital received 28,125 shares of common stock from the exercise of its common stock purchase warrants.

In October 2001, Citizens Financial Group, Inc. received 20,579 shares of common stock from a cashless exercise of its common stock purchase warrants.

In October 2001, J. P. Turner & Company received 10,000 shares of common stock from a partial exercise of its common stock purchase warrants.

In November 2001, the Shaar Fund received 50,000 shares of common stock from the exercise of its common stock purchase warrant.

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


RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the third quarter of 2001 were approximately $6,116,000, compared to approximately $8,280,000 for the third quarter of 2000. Revenues for the first nine months of 2001 were approximately $19,355,000 compared to approximately $19,766,000 for the same period in 2000. The 26.1% decrease in revenue between the two three month periods and the 2.1% decrease between the two nine month periods was primarily a result of customer delays in the states of Pennsylvania and Maryland.

Gross margins increased to 30.8% in the third quarter of 2001 from 19.3% in the third quarter of 2000. Gross margins increased to 26.6% for the first nine months of 2001 compared to 24.1% for the same period in 2000. The increase in gross margins between the two three month periods and the two nine month periods is due principally to the impact of lower margin contracts ending and being replaced with higher margin business.

Sales and marketing expenses decreased approximately $12,000 in the third quarter of 2001 from the third quarter of 2000 and decreased approximately $147,000 for the first nine months of 2001 from the first nine months of 2000. This represents an increase to 2.8% from 2.2% of revenue for the quarter to quarter period and a decrease to 2.0% from 2.7% for the first nine months of each fiscal year. The decrease is due principally to the Company's continuing efforts to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to control its costs while increasing its marketing capabilities.

Research and development expenses increased approximately $342,000 in the third quarter of 2001 from the third quarter of 2000 and increased approximately $946,000 in the first nine months of 2001 from the first nine months of 2000. This represents an increase to 9.3% from 2.7% of revenue for the quarter to quarter period and 7.4% from 2.5% for the first nine months of each fiscal year. The increase is due principally to the Company's continued investment in biometrics. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

General and administrative expenses increased by approximately $19,000 in the third quarter of 2001 from the third quarter of 2000 and decreased approximately $71,000 in the first nine months of 2001 from the first nine months of 2000. This represents an increase to 10.1% from 7.3 % of revenue for the quarter to quarter periods and a decrease to 9.2% from 9.3% for the first nine months of each fiscal year. The decrease in expenses for the nine month periods is due principally to the Company's continuing efforts to control its costs while growing the business.

Interest expense decreased approximately $52,000 in the third quarter of 2001 from the third quarter of 2000 and decreased approximately $373,000 in the first nine months of 2001 from the first nine months of 2000. This represents an increase to 5.4% from 4.6% of revenue for the quarter to quarter period and a decrease to 4.8% from 6.6% for the first nine months of each fiscal year. The decrease in interest expense for the three and nine month periods ended September 2001 was a direct result of the company's refinancing of two project leases as well as the reduction on the prime rate and its impact on the company's operating line of credit.

No provision for income taxes has been made in the three month and nine month periods in fiscal 2001 and 2000 due to the available net operating loss carry forwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of when such benefit will be realized.

The company may require additional working capital to further develop its core businesses, to finance acquisitions, and to pursue other corporate purposes that may be identified in the future by the Board of Directors. The Company believes that there are attractive acquisition opportunities in both the identification systems and biometric sectors, and that additional working capital is likely to be required to meet the increased market demand anticipated for the Company's facial recognition technology. However, there can be no assurance that we will be successful in any acquisition opportunity or in securing additional financing on terms acceptable to the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $4.0 million operating line of credit. This revolver, is a sweep account, which is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. At the end of the third quarter 2001, $1.6 million of the $4.0 million credit line had been utilized.

Accounts receivable increased approximately 37.5% from December 31, 2000 to September 30, 2001 due to the timing of billings.

Costs and estimated earnings in excess of billings remained approximately the same from December 31, 2000 to September 30, 2001, and reflect the unbilled accumulation of costs on contracts in progress.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing.

The Company also has system project lease financing arrangements with several commercial leasing organizations. Pursuant to certain of these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. In other arrangements the Company retains title to the equipment financed. In either case, the lessor has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. Under the leases the Company is required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined in the lease agreements. These project lease arrangements are accounted for as capital leases. At September 30, 2001, the Company had approximately $13.3 million outstanding under the lease financing arrangements. The Company refinanced with a commercial leasing organization, the remaining $2.4 million of outstanding project lease financing with Lau, in September 2001.

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

                         VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES

The following transactions occurred prior to the filing of this Form 10-Q with respect to the Company's capital stock. Each of the transactions described below involved the conversion of the Company's outstanding securities into shares of the Company's common stock. Each transaction was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) or section 3(a)(9) of the Securities Act.

In January 2001, Lau converted its $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its third adjustable warrant.

In February 2001, Strong River Investments, Inc. exercised its third and final adjustable warrant for 1,586,305 shares and has received 1,481,305 shares of common stock from the company through a cashless exercise.

In June 2001, Strong River Investments, Inc. received 105,000 shares of common stock from the February 2001 cashless exercise of its third adjustable warrant.

In October 2001, Cardinal Capital received 28,125 shares of common stock from the exercise of its common stock purchase warrants.

In October 2001, Citizens Financial Group, Inc. received 20,579 shares of common stock from a cashless exercise of its common stock purchase warrants.

In October 2001, J. P. Turner & Company received 10,000 shares of common stock from a partial exercise of its common stock purchase warrants.

In November 2001, the Shaar Fund received 50,000 shares of common stock from the exercise of its common stock purchase warrant.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 5 - OTHER INFORMATION

Not applicable.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NO.      NOTE  DESCRIPTION
---      ----  -----------

10.36    (k)   Employment agreement dated as of November 3, 2001 between the
               Registrant and Thomas J. Colatosti.

                           VIISAGE TECHNOLOGY, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VIISAGE TECHNOLOGY, INC.


Date:  November 13, 2001            By: /s/ Thomas J. Colatosti
                                        ----------------------------
                                        Thomas J. Colatosti
                                        President and Chief Executive Officer



                                    By: /s/ Sean F. Mack
                                        ----------------------------
                                        Sean F. Mack
                                        Vice President, Controller and Treasurer