Form 10-K
period 2001-12-31
VIISAGE TECHNOLOGY INC
filed 2002-04-01
CIK 1018332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559

                            VIISAGE TECHNOLOGY, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   04-3320515
--------------------------------                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

30 Porter Road,  Littleton,  MA                            01460
------------------------------------------------           ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (978)-952-2200
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 19, 2002, was approximately $125 million.

As of March 19, 2002, the registrant had 19,846,926 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002 are incorporated by reference in Part III of this 10-K.

                                     PART I

Item 1. Business
        --------

General Development of Business
-------------------------------

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 25 million identification documents at more than 1,200 locations in 15 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER(TM) is deployed in the world's largest face-recognition application with a database of more than 9.5 million enrolled images and is growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) for physical access control and keyless entry; and FaceFINDER(TM) for surveillance and identification.

Financial Information about Industry Segments
---------------------------------------------

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems and biometric software. Substantially all of the Company's revenues have been derived within the United States of America.

Description of Business
-----------------------

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

In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Advances in and the acceptance of digital technology have led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and embedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself using bar codes, magnetic stripes and "smart" cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience and security for system users.

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

Applications for digital identification systems and biometrics are increasing, as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is also focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. The Company believes that public and commercial sector applications for digital identification systems and biometrics will include national identifications, driver's licenses, law enforcement, voter registration, social services, access control, PC network and internet access security, ATMs, retail point-of-sale transaction processing, and administration of health care benefits.

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

In a Viisage card system, the facial images and other information are captured in digital format at a PC-based Image Capture Workstation, which usually incorporates the Company's proprietary SensorMast(TM) unit. Compact and self-contained, Viisage workstations can easily be linked to a central image storage device, central card production unit and other remote devices using an existing network, custom designed data communications or the World Wide Web. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The Viisage Quality Advisor can be used to assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards. Alternatively, with a central production system, a high speed-manufacturing unit produces the cards, and an integrated card delivery unit prepares the cards for mailing. When central production is selected, such systems incorporate the Company's proprietary Visual Inspection System for quality control of all cards produced. Every system delivers top quality, tamper-resistant identification cards customized to meet the customer's information, delivery and security needs. A wide range of optional features are available, including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart cards and a number of other features.

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

      . The Visual Inspection System automatically evaluates cards produced by the Company's central production systems to determine whether the image and data on a person's identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity that is otherwise performed manually and is a potential source of cost savings for customers.

      . The Viisage Quality Advisor can be used by customers to ensure proper image quality. This software product instantly and precisely assesses image quality against desired standards. Images that fail to meet such standards are immediately rejected.

      . The ImageCAM is a secure video camera for the creation of high-quality picture identification cards. It consists of a 24-bit CCD color video camera assembly, a telescoping mounting rod, and a tabletop mounting base. Captured images are transmitted to a host computer via an S-Video. All image capture is accomplished automatically or through the keyboard for ease-of-use.

      Customer Service and Support

Following the installation of its digital identification systems, the systems integration (SI) division offers extensive customer training and help desk telephone support as well as ongoing maintenance services. The SI division's service and support teams, which vary in size depending on the customer and contract, are able to draw extensively upon the expertise of the Company's software and hardware engineers. For some contracts, the SI division has contracted with third party service organizations for maintenance support.

      Facial Recognition Systems

In developing its facial recognition technologies, the Company has focused on the face image as the key biometric because the human face is a unique and prominent feature that can be easily captured (in image) by a digital camera and verified visually in most cases by an individual with little special training. Viisage is concentrating on five principal areas: physical keyless entry and access control; PC network and Internet access security; real-time large database applications; point-of-sale applications, such as ATM's; and surveillance applications. The Company has several on-going facial recognition identification projects, including projects with the Massachusetts Department of

Transitional Assistance, the Illinois Secretary of State, Illinois State Police, CMS, Global Cash Access/Infonox and a number of other installations, including more than 150 surveillance applications in casinos.

Viisage has advanced the facial recognition technology, initially developed by Professor Alex Pentland of the Massachusetts Institute of Technology (MIT), and has developed products for access control, point-of-sale, Internet access, surveillance, and real-time large database identification and verification of individuals. Viisage licenses the underlying MIT technology through Facia Reco Associates Limited Partnership (Facia Reco), an entity formed by Dr. Pentland. While Dr. Pentland's software forms the basis of the Company's facial recognition technologies, the Company believes that its proprietary software, developed over the last six years, is integral to making these technologies more robust and commercially viable.

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

      Proprietary Products

The Biometric division's proprietary products and related software are described below:

      . FaceFinder(TM) is a modern surveillance identification solution. Viisage's patented real-time video technology scans crowds of people and matches individuals to selected faces previously stored in an image database. Facefinder assists customers, such as casinos, domestic and international airports, military bases and government buildings identify suspects either from long distance or from large crowds. Viisage provides these security conscious customers with the tools to identify potential threats before trouble occurs.

      . FaceExplorer(TM) is a large image database research tool that provides the ability to reduce fraud and crime by identifying duplicate images in large databases, such as licensed drivers, benefit recipients, missing children and visa holders. Additionally, law enforcement officials can use FaceExplorer to match images and computer composites against image databases to identify suspects and known criminals. Enterprise customers can use FaceExplorer to verify identities and reduce fraud by effectively retrieving, managing and analyzing their image databases. Viisage has deployed FaceExplorer in the world's largest facial recognition system for the Illinois Secretary of State and State Police. This system provides both duplicate identity fraud reduction and identity investigation capabilities. When fully deployed, the system will contain up to 20 million images with the ability to retrieve images within seconds.

      . FacePass(TM) keyless entry system is used for convenient and authorized physical access to office buildings, factories, dormitories, etc. Physical access control currently has a ubiquitous set of escort devices, such as magnetic cards, PIN numbers and electronic keys to access office buildings, dormitories and homes. The security problem with all these devices is their propensity to be lost or accessed by unauthorized individuals. FacePass replaces PINs and intrusive biometrics with an affordable, reliable and sanitary solution.

      . FacePIN(TM)provides both security and convenience for consumers and merchants by using facial recognition technology to recognize and verify customer identities. Consumers are currently accustomed to being recognized by their face at retail locations by providing merchants with a driver's license or other form of photo ID verification. In sharp contrast to today's widely used signature verification process, which is highly unreliable and cannot be accurately determined by unskilled and untrained clerks, FacePin makes verification reliable, automatic and fast. In banking, for example, FacePIN(TM)uses ATM cameras to recognize and verify customer identities so the financial transaction can be quickly and effortlessly conducted. Facial recognition technology such as FacePin has the potential to obviate the need for consumers to remember their personal identification numbers (PINs) and other such password mechanisms.

      . FaceNet(TM)provides security, authentification and convenience for accessing the Internet by replacing passwords and user names with your face. FaceNet can be used across numerous communication devices, including personal computers, laptops, personal digital assistants (PDAs), cell phones and other new network appliances. The growth of e-commerce across the Internet has accelerated the need for better security solutions in both business-to-consumer (B2C) and business-to-business (B2B) financial transactions that require secure authenticity between parties. Currently, solutions include a combination of public/private key encryption and digital identification certificates. These solutions include encryption technology, such as 128-bit SSL and the reliance on trusted certification authorities. These are necessary elements, but they do not provide a comprehensive solution. FaceNet provides the most cost-effective, convenient, non-intrusive method available for protection against Internet fraud and risks of lost or stolen Internet access devices.

      . SecureFLIGHT(TM) integrates an illumination source with a high-resolution color camera to capture optimal live video of passengers' faces as they enter airport security checkpoints. It features an audio speaker and indicator lights to notify passengers when they can proceed through the checkpoint. It also features a live video monitor to gain the attention of passengers prior to walking through the checkpoint. Once a passenger enters the checkpoint, SecureFLIGHT transmits live video stream to Viisage's biometric networked processor (BNP) running FaceFINDER in order to process the image. The image is then compared against a database of known criminals and terrorists that has been provided by law enforcement. The entire process, from entering the checkpoint to exiting, takes on average 5 seconds.

      . The Biometricam is a compact camera with built-in facial recognition software that plugs directly into an Ethernet connection. Software is automatically downloaded from a server to the camera, enabling the camera to operate unattended. The camera remains constantly alert, checking for faces that might be on a database. The camera can also be integrated into other devices for application development. The Company acquired the rights to this product on March 18, 2002, when it acquired the capital stock of Biometrica Systems, Inc.

Sales and Marketing

The Company markets its products directly through its internal sales force, and continues to develop strategic partnerships and distribution channels with vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations' existing relationships, marketing resources and credibility in new markets. The Company's engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support includes traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for public procurement activity, supporting the implementation process and providing post-implementation support. The Company also uses its program management group to identify opportunities with existing customers and coordinate related selling efforts.

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

The biometrics applications consist primarily of software content. The Company's marketing efforts and business development activities are focused on establishing OEM and other distribution arrangements with vendors, systems integrators and service organizations serving its principal market areas.

Product Development
-------------------

The Company has developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for its card-based identification systems. The Company believes that these products will support its card-based identification system offerings for the foreseeable future. Development costs that benefited specific projects were recorded as project costs and costs that did not benefit specific projects were recorded as research and development expenses. The Company has not capitalized any software development costs because costs incurred subsequent to achieving technological feasibility have not been material. The Company's current development activities are focused on its facial recognition products and the further commercialization of its facial recognition technology. The Company also benefits from research and development activities conducted by the manufacturers of the components integrated into the Company's systems such as cameras, database software, computers, etc.

For the years ended December 31, 2001, 2000 and 1999, research and development expense was $2,054,000, $688,000 and $253,000, respectively. Such amounts do not include amounts for specific projects that are reported as project costs, and are material expenditures, or the benefits from the other research and development activities referred to above.

Manufacturing and Sources of Supply
-----------------------------------

Contract manufacturers make proprietary subsystems and assemblies, to the Company's specifications. Other non-proprietary system components, such as certain software, cameras, personal computers, printers and related components are purchased from third-party vendors. The Company purchases some of the major contracted assemblies from single vendors to help ensure high quality, prompt delivery and low cost. The Company does, however, qualify second sources for most components, contracted assemblies and purchased subsystems, or at least identifies alternative sources of supply. The Company believes that the open architecture of its systems facilitates substitution of components or software when this becomes necessary or desirable. The Company may from time to time experienced delays due to a lack of the availability of component parts and assemblies.

Patents, Trademarks and Licenses
--------------------------------

In addition to customized technology developed by the Company to meet customer requirements, the Company has a number of U.S. patent applications in process for facial recognition technologies, has filed a copyright application for the SensorMast software and has made a copyright filing for the Company's Visual Inspection System and related proprietary software.

The Company also makes use of patented technology and trade secrets owned or controlled by Facia Reco in the field that relates to de-duplicating or querying databases created, controlled and/or managed by the Company or its sublicensees and/or utilizing, directly or indirectly, personal identification cards. This license extends until the expiration of the final patent included in the license and includes Facia Reco's rights to use patented facial recognition technology of MIT, which rights became non-exclusive in June 2001. MIT has applied to extend its patent rights to certain jurisdictions in Europe and in Singapore. The U.S. Patent and Trademark Office has allowed further broadened claims for the MIT patent. The Company's license agreement with Facia Reco provides for a royalty payment on a per machine copy basis incorporating the licensed technology.

The Company has registered its "Viisage Technology" trademark with the U.S. Patent and Trademark Office.

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, thirty-one U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau's rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated.

On March 18, 2002, Viisage acquired the capital stock of Biometrica Systems, Inc. ("Biometrica"), a former licensee and distributor of Viisage's facial recognition technologies in the casino market. Biometrica's assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software that is further described under "Item 1 - Facial Recognition Systems - Proprietary Products" above.

There can be no assurance that the Company's efforts to prevent the misappropriation of the intellectual property used in its business will be successful. Further, there can be no assurance that any of the additional U.S. or foreign patents applied for by Lau or the foreign patents applied for by MIT will be issued or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, there can be no assurance that the Company's competitors would not be able to design around any such proprietary right or obtain rights that the Company would need to license or design around in order to practice under these patent and copyrights.

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

Customers and End Users

The following lists and categorizes the Company's customers and end users as of December 31, 2001:

      State Departments of Motor Vehicles, Other State and Local Agencies Arizona Department of Transportation
      Arkansas Department of Human Services
      Arkansas Office of Driver Services
      Connecticut Department of Social Services
      Florida Department of Highway Safety and Motor Vehicles*
      Illinois Secretary of State
      Illinois State Police
      Kentucky Transportation Cabinet
      Maryland Department of Transportation and Motor Vehicle Administration* Massachusetts Department of Transitional Assistance
      New Mexico Department of Taxation and Revenue
      New York Department of Social Services*
      North Carolina Department of Transportation
      Ohio Bureau of Motor Vehicles
      Ohio Department of Public Safety
      Pennsylvania Department of Transportation
      Pinellas County Sheriff's Office
      South Carolina Department of Public Safety*
      Wisconsin Department of Corrections
      Wisconsin Department of Transportation

      Federal Agencies Foreign Contracts
      U.S. Immigration and Naturalization Services *
      Commission on Elections of the Republic of the Philippines * Electoral Commission of Jamaica *
      Electoral Commission of Uganda

      Airports
      Fresno Yosemite International Airport
      St. Petersburg - Clearwater International Airport
      Logan International Airport

      Commercial Customers and Distribution Partners
      Control Monitor Systems
      Curtiss-Wright Corporation
      Global Cash Access/Infonox
      Insurance Corp of British Columbia
      Logicon
      Rapor
      Unisys
      Vision Interactive

* By subcontract.

For 2001, four customers (Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and Pennsylvania Department of Transportation each accounted for over 10% of Company revenues and an aggregate of 49% of revenues for the year. For 2000, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 58% of revenues for the year. For 1999, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Arkansas Department of Revenue, and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 52% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition.

Backlog
-------

The Company measures backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. Backlog does not include amounts for phase-outs or other extension opportunities included in such contracts. Accordingly, backlog is only somewhat indicative of future revenue because contracts may be changed positively or negatively. Backlog could be cancelled at any time for lack of performance, without penalty. However, cancellations not caused by the Company's lack of performance will be subject to recovery of all actual committed costs and profit on work performed through the date of cancellation. Any failure of the Company to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Further, backlog typically represents a limited portion of the Company's annual plan. Therefore, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance.

At December 31, 2001, the Company's backlog was approximately $73 million, compared to approximately $69 million at December 31, 2000.

Government Contacts
-------------------

Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. While termination is a significant financial risk, the Company has never experienced a contract termination.

Competition
-----------

The market for the Company's products and services is extremely competitive and management expects this competitive environment to intensify as the market for the Company's products continues to grow.

The Company faces competition in the identification systems market from companies, including Digimarc (formerly Polaroid Corporation) and Unisys Corporation, which, in some cases, have greater financial and marketing resources than the Company. In some cases, the Company may be competing with an entity that has a pre-existing relationship with a potential customer, which could put the Company at a significant competitive disadvantage. As the digital identification market expands, additional competitors may seek to enter the market.

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

In the field of biometric identification technology, the Company competes with several facial recognition providers, none of whom have any market dominance, as well as providers of other biometric solutions. Fingerprint recognition solutions have a long history of use, particularly in law enforcement applications. The Company expects that as the market for biometric solutions develops new companies and companies with significant resources and capabilities may enter the market and competition will intensify.

Environmental Protection Regulations
------------------------------------

The Company believes that compliance by the Company with federal, state and local environmental regulations will not have a material adverse effect on its financial position or results of operations.

Employees
---------

As of December 31, 2001, the Company had 78 employees. The Company significantly supplements its employee resources with independent contractors. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees and contractors to be very good.

Officers
--------

Executive officers of the Company are elected by the Board of Directors annually and serve until their successors have been duly elected and qualified.

Thomas J. Colatosti, 54, became President and Chief Executive Officer of the Company in November 1998. From July 1998 until November 1998, Mr. Colatosti served as Chief Operating Officer of the Company. He joined the Company in 1997 as Vice President of Operations. From April 1995 through December 1996, Mr. Colatosti was President and Chief Executive Officer of CIS, a software and systems integration company. Mr. Colatosti held various senior finance, sales, and operations positions with Digital Equipment Corporation from 1973 to March 1995, serving as Vice President of the Northeast Region from 1993 through 1994 and Vice President of the Federal Systems Division from 1991 to 1993.

Iftikhar A. Ahmad, 50, was elected as an officer in March 1999 with the title of Vice President of Engineering and Program Management of the Company. From November 1996 until March 1999, Mr. Ahmad served as a Director in the Company's Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau's Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

Milton A. Alpern, 50, joined Viisage in March 2002 as Vice President and Chief Financial Officer. Mr. Alpern previously served as Vice President (and from October 2000, Senior Vice President), Finance and Administration and Chief Financial Officer of Eprise Corporation, a publicly held provider of web content management software and services, from March 1998 until Eprise was acquired in December 2001. From 1992 to 1998 Mr. Alpern served as Vice President of Finance at National Transaction Network, Inc., a publicly held provider of software solutions to the electronic payments industry. He also served from 1987 to 1992 as Vice President of Finance at Henco Software, Inc., a venture-funded producer of information management software products.

Stanley Duci, 49, was elected as an officer in January of 2000 with the title of Vice President of Customer Service of the Company. Mr. Duci has served as Vice President of Customer Service since February 1999. From November 1995 to February 1999 Mr. Duci served the Company as Customer Service Manager. Prior to joining Viisage, Mr. Duci was employed by Data General Corporation, where he was responsible for directing worldwide customer service engineering, technology, reliability and performance management systems.

Gretchen Lewis, 48, was appointed to the position of Vice President of ID Systems Marketing in January 2002. Prior to that, Ms Lewis served as Vice President of Partner Marketing since January 2001, and as Director of Marketing from June 1997 through December 2000. Prior to joining Viisage, Gretchen was Secretary of Health and Human Resources under Governor Gaston Caperton of West Virginia. She had been a practicing lawyer in Williamson and Charleston, West Virginia. Previously, she served under West Virginia Governor Jay Rockefeller as his Budget Planning Director and Commissioner of Workers' Compensation.

Sean F. Mack, 39, was elected as an officer in January of 2000 with the title of Vice President, Treasurer and Controller of the Company. From July 1999 until January 2000, Mr. Mack served as the Corporate Controller. Previously, Mr. Mack served in various capacities at Lau Technologies, including Controller and Treasurer of Lau Defense Systems from October 1994 to July 1999, and as Cost Manager of Lau Technologies from May 1989 to October 1994. Prior to joining Lau, Mr. Mack worked as a senior cost accountant at Benjamin Thompson & Associates in Cambridge, Massachusetts for two years, and as a financial program analyst for Raytheon Company in Marlboro, Massachusetts from 1985 to 1987.

Mike Mazzu, 34, was elected as an officer in February 2001 with the title of Vice President of Biometric Engineering of the Company. From July 1998 until February 2001, Mr. Mazzu served as Director of Biometrics engineering. Previously, from October 1993 to July 1998, Mr. Mazzu served in various capacities at Lau. He has over ten years of experience in the fields of image processing, software development, systems integration and biometrics. Prior to joining Lau, Mike worked on the development of a missile launch detection technology for a GE and Lockheed Martin joint venture.

Financial Information about Foreign and Domestic Operations and Export Sales
-----------------------------------------------------------------------------

The Company's foreign operations and export sales are currently not material.

Item 2. Properties
        ----------

The Company currently uses approximately 51,000 square feet of space in facilities located in Littleton, Massachusetts. The area is subleased to the Company from Lau Technologies and Inforonics through January 31, 2004 and October 31, 2004 respectively. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is available if such lease is not extended.

Item 3. Legal Proceedings
        -----------------

The Company does not believe that there are any legal matters that would have a material adverse effect on its business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On or about November 28, 2001, the Company mailed a Consent Solicitation Statement to all stockholders of record as of November 2, 2001, seeking approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value, from 26,000,000 to 45,000,000. The Company received the written consent of stockholders representing 14,824,834 shares of the Company's outstanding common stock, which was sufficient to approve the amendment, with 213,908 shares voting to withhold consent and 9,705 shares abstaining.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

The Company's common stock is traded on the Nasdaq National Market under the symbol VISG. On March 19, 2002, the closing price of the common stock was $6.30 per share and there were approximately 175 holders of record of the Company's common stock. The quarterly high and low closing prices, as reported by Nasdaq, of Viisage's common stock in 2001 and 2000 were as follows:

                                    [CHART]

                                            2001                     2000
                                            ----                     ----
Quarter                               High         Low         High         Low
-------                               ----         ---         ----         ---
First Quarter                        $ 3.25       $ 0.84      $14.25       $ 6.50
Second Quarter                       $ 2.70       $ 1.56      $ 7.38       $ 2.56
Third Quarter                        $ 8.36       $ 1.75      $ 5.19       $ 3.00
Fourth Quarter                       $15.97       $ 6.15      $ 2.81       $ 0.81

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

Years Ended December 31,                            2001        2000        1999           1998 (1)       1997 (2)
------------------------                          --------    --------    --------       --------       --------
                                                             (in thousands, except per share amounts)
Statement of Operations Data:

Revenues ......................................   $ 26,280    $ 27,539    $ 19,297       $ 16,259       $ 29,388
Project costs .................................     19,602      21,136      15,131         15,957         26,122
                                                  --------    --------    --------       --------       --------
Project margin ................................      6,678       6,403       4,166            302          3,266
                                                  --------    --------    --------       --------       --------
Operating expenses:
  Sales and marketing .........................        809         787         739          2,195          4,930
  Research and development ....................      2,054         688         253            358            152
  General and administrative ..................      2,500       2,489       1,939          2,247          2,105
  Non recurring - acquisition expenses ........      1,639          --          --             --             --
                                                  --------    --------    --------       --------       --------
      Total operating expenses ................      7,002       3,964       2,931          4,800          7,187
                                                  --------    --------    --------       --------       --------
Operating income (loss) .......................       (324)      2,439       1,235         (4,498)        (3,921)
Interest expense, net .........................      1,210       1,637       2,230          1,667            441
                                                  --------    --------    --------       --------       --------
Income (loss) before income taxes and
  cumulative effect of  change in accounting
  principle ...................................     (1,534)        802        (995)        (6,165)        (4,362)
Provision for income taxes ....................         --          --          --             --             --
                                                  --------    --------    --------       --------       --------
Income (loss) before cumulative effect of
    change in accounting principle ............     (1,534)        802        (995)        (6,165)        (4,362)
Cumulative effect of change in accounting
  principle ...................................         --          --          --         (1,038)            --
                                                  --------    --------    --------       --------       --------
Net income (loss) .............................     (1,534)        802        (995)        (7,203)        (4,362)
Preferred stock dividends .....................         (5)       (327)     (1,003)            --             --
                                                  --------    --------    --------       --------       --------
Income (loss) applicable to common
  shareholders before cumulative effect .......     (1,539)        475      (1,998)        (7,203)        (4,362)
Cumulative effect of implementing EITF 00-27 ..         --        (277)         --             --             --
                                                  --------    --------    --------       --------       --------
 Net income (loss) applicable to common
    shareholders ..............................   $ (1,539)   $    198    $ (1,998)      $ (7,203)      $ (4,362)
                                                  ========    ========    ========       ========       ========
Basic income (loss) per share before
 cumulative effect ............................   $  (0.09)   $   0.05    $  (0.23)      $  (0.75)      $  (0.54)
                                                  ========    ========    ========       ========       ========
Basic net income (loss) per share
  applicable to common shareholders (3) .......   $  (0.09)   $   0.02    $  (0.23)      $  (0.88)      $  (0.54)
                                                  ========    ========    ========       ========       ========
Weighted average basic common shares
  outstanding .................................     16,265      10,460       8,610          8,175          8,060
                                                  ========    ========    ========       ========       ========
Diluted income (loss) per share before
 cumulative effect ............................   $  (0.09)   $   0.03    $ (0.23)       $  (0.75)      $  (0.54)
                                                  ========    ========    ========       ========       ========

Diluted net income (loss) per share
  applicable to common shareholders (3) .......   $  (0.09)   $   0.01    $  (0.23)      $  (0.88)      $  (0.54)
                                                  ========    ========    ========       ========       ========
Weighted average diluted common shares
  outstanding .................................     16,265      14,504       8,610          8,175          8,060
                                                  ========    ========    ========       ========       ========

December 31,
------------

                                                      2001        2000        1999       1998 (1)       1997 (2)
                                                      ----        ----        ----       --------       --------
Balance Sheet Data:
Working Capital ...............................   $ 38,115    $ 15,225    $ 13,549       $ 11,089       $ 15,261
Total assets ..................................     67,663      45,273      44,680         46,444         47,463
Long-term obligations .........................     10,368       9,526      15,721         18,058         13,300
Shareholders' equity ..........................     46,294      20,728      15,790         12,618         18,736

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The following discussion and analysis contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the section below entitled "Certain Factors that May Affect Future Results." The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-K.

Overview

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 30% of the domestic driver's license market. Viisage products annually produce more than 25 million identification documents at more than 1,200 locations in 15 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER(TM) is deployed in the world's largest face-recognition application with a database of more than 9.5 million enrolled images and is growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) for physical access control and keyless entry; and FaceFINDER(TM) for surveillance and identification.

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems and biometric software. Substantially all of the Company's revenues have been derived within the United States of America.

The Company provides systems and services principally under contracts that have five to seven year terms and several optional annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each identification card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment.

Biometric revenues were approximately 14% of total revenues in 2001, although no single customer accounted for over 10%. The balance of the Company's revenue is primarily derived from the secure identification systems customers. The Company believes for the near future that it will continue to derive a significant portion of its revenues from a limited number of large contracts. For the years ended December 31, Customers who accounted for more than 10% of the Company's revenue in a given year were as follows:

      .     For 2001, four customers accounted for an aggregate of 49%
      .     For 2000, four customers accounted for an aggregate of 58%
      .     For 1999, four customers accounted for an aggregate of 52%

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

Critical Accounting Policies

The Company considers the following accounting policies critical to its results of operations and financial condition:

      -     Contract Revenue and Cost Recognition

      The Company provides services principally under contracts that provide for a fixed price for each system and/or for each identification card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. These contracts are typically long term contracts, typically five years or longer. The value of these contracts are based on estimated volume of identification cards to be produced and estimated contract costs. Any significant reductions in volume will have a negative impact on the Company's financial condition. Volumes can be impacted by legislative changes to the life of the identification credentials; lack of government funding; or termination of contract for lack of performance. Management reviews the historical trends of card productions quarterly to estimate the volumes that are to be used to calculate contract values.

      -     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company, on a quarterly basis, estimates the cost to complete on each contract by reviewing the performance against budgets that are established during the quoting process. Adjustments are made to reflect the current information that is available such as: card volumes; per card consumable costs; ongoing maintenance costs and site inventory levels. The financial performance of the Company could be impacted by any negative change in management's estimates and assumptions that are inherent in contract accounting.

Results of Operations

Year ended December 31, 2001 and 2000
-------------------------------------

Revenues are derived principally from multi-year contracts for system implementation, card production and related services. Revenue decreased to $26.3 million in 2001 from $27.5 million in 2000. The 4.4% decrease in revenue between the two years was primarily the result of customer delays in the State of Pennsylvania and Maryland.

Gross margins increased to 25.4% in 2001 from 23.3% in 2000. The increase in gross margins between the two years is due principally to the positive impact of new higher margin business and the positive effect of contract extensions on the overall revenue mix in 2001.

Sales and marketing expenses increased by 2.8% or $0.02 million in 2001 from 2000. This represents an increase to 3.1% from 2.9% of revenue. The increase is due principally to the

Company's continuing efforts in marketing its patented biometric solutions as the Company continues to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to control its costs while increasing its marketing capabilities.

Research and development expenses increased by 198.5% or $1.4 million in 2001 from 2000. This represents an increase to 7.8% from 2.5% of revenue. The increase is due principally to the Company's continued investment in biometrics. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company. The Company expects to continue to invest in product development as the market for its products continues to expand in fiscal 2002 at approximately the same levels as 2001.

General and administrative expenses remained relatively unchanged between 2001 and 2000. This represents an increase to 9.5% from 9.0% of revenue. The increase as a percentage of revenue is due to the slight decrease in business volume and resulting revenues from 2000 to 2001.

The Company incurred fourth quarter non-recurring expenses of $1.6 million relating to costs incurred in its attempt to purchase Polaroid Corporation's Identification Systems Business in the fourth quarter of 2001. These expenses related to legal and professional activities for due diligence as well as financing break up fees associated with this unsuccessful acquisition.

Interest expense decreased $0.4 million in 2001 from 2000. This represents a decrease to 4.6% from 5.9% of revenue. This decrease reflects a reduction in borrowings during 2001.

The Company did not record any tax for the fiscal year 2001 due to the net loss for the year. For the fiscal year 2000, no tax was provided due to the availability of tax loss carry forwards.

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

Sales and marketing expenses remained relatively unchanged between 2000 and 1999. Sales and marketing expense decreased, as a percentage of revenue, to 2.9% from 3.8% for the year-to-year period. The Company continued to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners, which allows the Company to control its costs while increasing its marketing capabilities resulting in the decrease as a percentage of revenue.

Research and development expenses increased $0.4 million in 2000 from 1999. This represents an increase to 2.5% from 1.3% of revenue. The increase was due principally to the Company's continued investment in the biometrics division. Research and development costs do not include amounts for specific projects that are allocated to project costs, and do not reflect the benefits to Viisage under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to the Company.

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

The Company did not record any tax for the fiscal year 2000 due to the availability of tax loss carry forwards. The Company did not record any tax for the fiscal year 1999 due to the net loss for the year.

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

Liquidity and Capital Resources

Cash and cash equivalents were $20.7 million at December 31, 2001, which consisted entirely of cash. There were no cash or cash equivalents at December 31, 2000.

The Company has a $4.0 million revolving line of credit which is a sweep account, set up to maintain the lowest possible balance on the revolver, by maintaining a zero balance of cash at all times. As a result of the Company's private sale of common stock and warrants in December 2001, the revolving line of credit was paid in full and the daily sweep account is earning interest for the Company. The revolving line of credit expires on June 15, 2003.

Accounts receivable increased approximately 45.9% from December 31, 2000 to December 31, 2001. This was the result of the timing of billings, which liquidated a portion of the costs and estimated earnings in excess of billings.

Costs and estimated earnings in excess of billings decreased approximately 11.4% from December 31, 2000 to December 31, 2001, which reflects the billing of accumulated contract costs incurred in prior periods.

In February 2001, the Company's revolving credit agreement was amended to provide for a term note in the amount of $4,000,000 related to project financing. The term note bears interest at 8.00% and is payable in monthly installments of approximately $83,600, including principal and interest, and matures in March 2006. As of December 31, 2001 the outstanding balance was approximately $3,768,000.

In September 2001, the revolving credit agreement was amended to provide for a term note in the amount of $3,200,000 related to project financing. The term note bears interest at 6.25% and is payable in monthly installments of approximately $71,700, including principal and interest, and matures in March 2006. As of December 31, 2001 the outstanding balance was $3,200,000.

The term notes are subject to the same financial covenants as the revolving line of credit. Upon notice by the lender, the entire principal and accrued interest can become immediately due and payable following the termination of the revolver in June 2003. This would result in the acceleration of the then principal balance of $4.7 million to be due June 2003. The equipment for the specific project collateralizes the term notes.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined by each lessor. These project lease arrangements are accounted for as capital leases. At December 31, 2001, the Company had approximately $7.7 million outstanding under these lease-financing arrangements.

Future minimum payments related to project capital leases, term notes, and operating leases are approximately (in thousands):

                                                Capital      Term      Operating
                                                Leases       Notes      Leases
                                                ------       -----      ------
Year Ending:
   2002                                        $   3,364   $   1,402   $   1,198
   2003                                            3,173       1,507       1,254
   2004                                            1,557       1,619         523
   2005                                              436       1,742          --
   2006                                               --         698          --
                                               ---------   ---------   ---------
       Total minimum payments                      8,530       6,968   $   2,975
                                                                       ---------
Less--Interest portion                               853
                                               ---------
       Present value of net
       minimum lease payments                      7,677
Less--Current portion                              2,875       1,402
                                               ---------   ---------
Long term portion                              $   4,802   $   5,566
                                               =========   =========

For the fiscal year ended December 31, 2001 the existing financial covenants under the revolving line of credit and two of the project financing arrangements were amended to allow for the impact of the unsuccessful acquisition of the Polaroid Identification Systems division and the impact of the $25 million private placement. Effective for fiscal year ended December 31, 2001 all financial covenants for these agreements were eliminated as long as the Company maintains a cash balance greater than the total of the long-term debt and project financing. The financial covenants of the remaining financing arrangements were not amended as of December 31, 2001 and the Company was in violation of the positive net income covenant. Subsequent to December 31, 2001, the Company received a waiver for this covenant violation. The Company believes that it will be in compliance with the amended debt covenants. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

In April 1999, the Company received a commitment from Lau to lend up to $2.0 million in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest could be converted at Lau's option into shares of the Company's common stock at any time through the expiration date of January 1, 2001 at $1.26 per share. As of December 31, 2000, the Company had borrowed $1.0 million under this commitment. On January 1, 2001 the debt and accrued interest were converted into 847,354 shares of common stock and the commitment terminated.

In March 2000, for an initial investment of $4.0 million (of which $1.5 million was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant which has been exercised for a total of 3,152,939 shares of common stock. The closing warrant was adjusted, subject to an anti-dilution provision, in December 2001. The adjusted closing warrant is to purchase 98,442 shares of common stock at a price of $11.71. In connection with the SRI transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares have an exercise price of $12.35 per share which are still outstanding, and 28,125 shares have an exercise price of $6.175 per share, which were exercised in October 2001.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its second adjustable warrant.

In February and June 2001, Strong River Investments, Inc. exercised its third adjustable warrant and received 1,586,305 shares of common stock from the Company through a cashless exercise.

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

In October and December 2001, J. P. Turner & Company exercised its common stock purchase warrants and received a total of 16,250 shares of common stock.

In November 2001, the Shaar Fund received 50,000 shares of common stock from the exercise of its common stock purchase warrant.

On December 14, 2001, the Company entered into a Common Stock and Warrants Purchase Agreement with a number of institutional investors in a private placement placed by Ladenburg Thalmann & Co. Inc. The investors purchased an aggregate of 2,380,952 shares of the Company's common stock at a purchase price of $10.50 per share, and warrants to purchase an aggregate of 357,152 shares of the Company's common stock at an exercise price of $12.08 per share. In connection with this transaction, Viisage paid an investment banking fee of 5%, or $1,250,000, to Ladenburg.

During 2001, the Company's Board of Directors received an aggregate of 294,864 shares of common stock in lieu of cash compensation. The fair market value of the common stock on the grant date was approximately $297,000 and was expensed during the year ended December 31, 2001.

In February 2002, Lau Technologies exercised an option to purchase 60,000 shares of common stock at $1.90 per share, pursuant to an agreement entered into with the Company in 1999 under which Lau guaranteed a contract indemnification obligation of the Company.

The Company believes that if it meets its business forecast for 2002, cash flows from available borrowings, project leasing, operations and capital raised will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. The Company's ability to meet its business forecast is dependent on a number of factors, including those described under "Certain Factors That May Affect Future Results" in Item 7A below.

Inflation

Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company has no goodwill or acquired intangible assets as of December 31, 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter quarter of fiscal 2002 and does not expect adopting SFAS No.144 to affect its financial position or results of operations.

Item 7A. Market Risk
--------------------

Except for the Company's revolving credit facility, which has a variable interest rate, the Company has no material exposure to market risk that could affect its future results of operations and financial condition. The Company currently has no outstanding balances on the revolving credit facility. Refer to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Certain Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

Our business depends on large public sector contracts, which can involve delays.

Our business depends on a limited number of large public sector contracts. These contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes and award protests. These factors can cause delays, which make our quarterly results difficult to predict. This can also make our ability to meet analysts' expectations equally uncertain and adversely affect the price of our common stock.

Our quarterly results could be volatile and may cause our stock price to fluctuate.

We have experienced fluctuations in our quarterly operating results and expect those fluctuations to continue. Our quarterly results are affected by, among other things, factors such as:

      .     The size and timing of contract awards;
      .     The timing of our contract performance;
      .     Variations in the mix of our products and services; and
      .     Contract losses and changes in management estimates inherent to accounting for contracts.

The loss of any significant customer could cause our revenue to decline.

For the year ended December 31, 2001, four customers each accounted for over 10% of Company revenues and an aggregate of approximately 49% of revenues. For 2000, four customers each accounted for over 10% of our revenues and a total of approximately 58% of our revenues for the year. For 1999, four customers each accounted for over 10% of our revenues and a total of approximately 52% of our revenues for the year. The loss of any significant customer could cause our revenue to decline and thus have an adverse material effect on our business and financial condition.

We have had a history of operating losses.

Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At December 31, 2001, we had an accumulated deficit of approximately $14.9 million. We intend to continue to invest in the development of our biometrics technologies and thus we cannot predict when or if we will ever achieve overall profitability.

The market for our common stock has been volatile.

The market for stock of many security-related businesses, including Viisage, has been highly volatile, especially since the terrorist attacks of September 11, 2001. It is likely that the market price of our common stock will fluctuate widely in the future. Factors affecting the trading price of our common stock are likely to include:

..     Responses to quarter-to-quarter variations in our results of operations;
..     The announcement of new contracts, products or product enhancements by us or our competitors;
..     Technological innovation by our competitors; or us
..     General market conditions or market conditions specific to particular industries; and
..     Changes in earnings estimates by analysts.

Our leverage creates financial and operating risk that could limit the growth of our business.

We have a significant amount of indebtedness. As of December 31, 2001, we had approximately $14.6 million in short and long-term debt and lease financing. Our leverage could have important consequences to us including:

..     Limiting our ability to obtain necessary financing for future working capital;
..     Limiting our ability to finance the acquisition of equipment needed to meet customer requirements;
..     Limiting our ability to finance the development of new technologies;
..     Requiring that we use a substantial portion of our cash flow from operations for debt service and not other operating purposes; and
..     Requiring us to comply with financial and operating covenants, which could cause an event of default under our debt instruments.

Further, our ability to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon our future performance, which is subject to financial, economic and other factors affecting us, some of which are beyond our control.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our digital identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies is expected to require additional capital. Although we recently completed a $25 million private placement of our common stock and have been successful in the past in obtaining project financing, we will have ongoing capital needs as we expand our business. If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may not be able to fund our operations or expand our business to meet our plans. If we are unable to obtain capital when we need it, we may have to restructure our business or delay or abandon our development and expansion plans. That could have a material adverse effect on our business and financial condition.

Our reliance on sole and single-source suppliers could cause delays or increases in project costs.

We rely on outside vendors to manufacture or develop components, software and consumables, which are used for our systems and services. Some of these items are obtained from a single supplier or a limited group of suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays or increases in project costs.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

In the fiscal year ended December 31, 2000 and 2001, we licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

If we lose any key personnel, or fail to attract and retain additional personnel, we may be unable to continue expanding our business and product line.

The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

If our target customers do not accept our biometric technologies, our growth may be restricted.

Our growth plan assumes, in part, that biometric technologies will gain widespread market acceptance. Although we have had success with several recent biometric projects, the widespread market acceptance of biometric technologies remains uncertain.

If we fail to keep pace with changing technologies, we may not win new customers.

Rapidly changing customer requirements and evolving industry standards characterize our market. If we cannot keep pace with these changes, our business could suffer. To achieve our goals, we need to develop cost-effective business solutions and methodologies to keep pace with continuing changes in industry standards and customer preferences.

System failures could seriously damage our business.

We depend on our ability to provide customers with complex systems, which can operate on an "as needed" basis. Although we deploy back up systems, system failures could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

We are controlled by a single stockholder, which could result in it taking actions, which other stockholders do not approve.

Lau Technologies ("Lau") beneficially owns approximately 32% of our outstanding common stock. As a result, Lau has a strong influence on matters requiring approval by our stockholders, including the election of all of the directors and most corporate actions. We have certain contractual relations with Lau that could give rise to conflicts of interest.

Competition from new entrants and bigger, more established competitors with greater financial resources could diminish our business opportunities and limit our growth.

The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect competition to continue. In particular, the events of September 11, 2001 have heightened interest in the use of biometric technologies and competition in this field is expected to intensify. There is no assurance that companies with greater financial resources and name recognition will not enter our business sectors. Our competitors may be able to respond more quickly to technological developments and changes in customers' needs.

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost us money.

We believe our intellectual property, including our proprietary methodologies, is important to our success and competitive position. If we are unable to protect our intellectual property against others' unauthorized use, our reputation among existing and potential customers could be damaged and our competitive position adversely affected.

Our strategies to deter misappropriation could be undermined in light of the following risks:

..     Non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;
..     Undetected misappropriation of our proprietary methodologies; and
..     Development of similar software or applications by our competitors.

The materialization of any of these risks could require us to spend significant amounts to defend our rights and could divert our managerial resources. In addition, our proprietary methodologies may decline in value or our rights to them may be unenforceable.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention, and harm to our reputation.

Although we believe that our products and services do not infringe the intellectual property rights of others, we cannot give any assurances that we can successfully defend an infringement claim. A successful infringement claim against us could materially and adversely affect us in the following ways:

..     We may be liable for damages and litigation costs, including attorneys'
      fees;
..     We may be enjoined from further use of the intellectual property;
..     We may have to license the intellectual property, incurring licensing fees;
..     We may have to develop a non-infringing alternative, which could be costly and delay projects; and
..     We may have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

Regardless of the outcome, an infringement claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

You may be subject to dilution.

We have outstanding stock purchase warrants and stock options that could result in dilution for our common stockholders, depending upon the market price of the Company's common stock from time to time.

You should not expect dividends from us.

We do not expect to declare or pay any cash dividends in the near future.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                                      INDEX


                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                   33

Balance Sheets as of December 31, 2001 and 2000                            34

Statements of Operations for the years ended December 31, 2001, 2000
     and 1999                                                              35

Statements of Changes in Shareholders' Equity for the years ended
     December 31, 2001, 2000 and 1999                                   36-37

Statements of Cash Flows for the years ended December 31, 2001, 2000
     and 1999                                                              38

Notes to Financial Statements                                           39-56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Viisage Technology, Inc.:

We have audited the accompanying balance sheets of Viisage Technology, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                           /s/ BDO SEIDMAN, LLP

Boston, Massachusetts
February 13, 2002, except
for Note 14 which is as of
March 18, 2002

                            VIISAGE TECHNOLOGY, INC.
                                 Balance Sheets
                    (in thousands, except share information)

                                                               December 31,
                                                             2001        2000
                                                           --------    --------
           Assets
Current Assets:
   Cash and cash equivalents                               $ 20,662    $     --
   Accounts receivable                                        4,821       3,305
   Costs and estimated earnings in excess of billings        23,331      26,338
   Other current assets                                         302         601
                                                           --------    --------
      Total current assets                                   49,116      30,244
Property and equipment, net                                  18,178      14,605
Other assets                                                    369         424
                                                           --------    --------
                                                           $ 67,663    $ 45,273
                                                           ========    ========

           Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                   $  6,724    $ 10,331
   Convertible subordinated debt                                 --       1,000
   Current portion of project financing                       4,277       3,688
                                                           --------    --------
      Total current liabilities                              11,001      15,019
Long-term debt                                                   --       2,515
Obligations under project financing                          10,368       4,749
Obligations under related party capital leases                   --       2,262
                                                           --------    --------
      Total liabilities                                      21,369      24,545
                                                           --------    --------
Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares
     authorized; 1,020 shares issued and
     outstanding at December 31, 2000                            --       1,020
Common stock, $0.001 par value; 45,000,000
     shares authorized; 19,656,142 and 11,203,131
     shares issued and outstanding at December 31,
     2001 and 2000, respectively                                 20          11
Additional paid-in capital                                   61,161      33,045
Accumulated deficit                                         (14,887)    (13,348)
                                                           --------    --------
      Total shareholders' equity                             46,294      20,728
                                                           --------    --------
                                                           $ 67,663    $ 45,273
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                        For the Years Ended December 31,

                                                           2001        2000        1999
                                                         --------    --------    --------
Revenues                                                 $ 26,280    $ 27,539    $ 19,297
Project costs                                              19,602      21,136      15,131
                                                         --------    --------    --------
   Project margin                                           6,678       6,403       4,166
                                                         --------    --------    --------
Operating Expenses:
   Sales and marketing                                        809         787         739
   Research and development                                 2,054         688         253
   General and administrative                               2,500       2,489       1,939
   Non recurring - acquisition expenses                     1,639          --          --
                                                         --------    --------    --------
      Total operating expenses                              7,002       3,964       2,931
                                                         --------    --------    --------
      Operating income (loss)                                (324)      2,439       1,235
Interest expense, net                                       1,210       1,637       2,230
                                                         --------    --------    --------
   Income (loss) before income taxes                       (1,534)        802        (995)
Provision for income taxes                                     --          --          --
                                                         --------    --------    --------
   Net income (loss)                                       (1,534)        802        (995)
Preferred stock dividends                                      (5)       (327)     (1,003)
                                                         --------    --------    --------
   Income (loss) applicable to common shareholders
     before cumulative effect                              (1,539)        475      (1,998)
Cumulative effect of implementing EITF 00-27                   --        (277)         --
                                                         --------    --------    --------
   Net income (loss) applicable to common shareholders   $ (1,539)   $    198    $ (1,998)
                                                         ========    ========    ========
Basic income (loss) per share before cumulative effect   $  (0.09)   $   0.05    $  (0.23)
                                                         ========    ========    ========
Basic income (loss) per share applicable to common
   Shareholders                                          $  (0.09)   $   0.02    $  (0.23)
                                                         ========    ========    ========
Weighted average basic common shares outstanding           16,265      10,460       8,610
                                                         ========    ========    ========
Diluted income (loss) per share before cumulative
   Effect                                                $  (0.09)   $   0.03    $  (0.23)
                                                         ========    ========    ========
Diluted income (loss) per share applicable to common
   Shareholders                                          $  (0.09)   $   0.01    $  (0.23)
                                                         ========    ========    ========
Weighted average dilutive common shares outstanding        16,265      14,504       8,610
                                                         ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                  Statements of Changes in Shareholders' Equity
                                 (in thousands)

                                                          Additional
                                   Common     Preferred     Paid-in     Accumulated
                                   Stock        Stock       Capital       Deficit        Total
                                  --------    ---------   ----------    -----------     --------
Balance, December 31, 1998        $      8     $     --     $ 24,157      $(11,547)     $ 12,618
Exercise of employee stock
   options                              --           --          301            --           301
Common stock issued for
   services                             --           --          144            --           144
Common stock issued under
   employee stock purchase
   plan                                 --           --           39            --            39
Exercise of private placement
   warrants                             --           --          134            --           134
Conversion of Lau debt                   1           --          832            --           833
Issuance of preferred stock
   with beneficial conversion
   feature of $896                      --        2,104          896            --         3,000
Issuance costs of preferred
   stock                                --           --         (271)           --          (271)
Amortization of beneficial
   conversion feature of
   preferred stock                      --          678           --          (678)           --
Accrued dividends on
   preferred stock                      --           --           --           (49)          (49)
Issuance of warrants to
   preferred stock investors            --           --          277          (277)           --
Issuance of options for
   services                             --           --           36            --            36
Net loss                                --           --           --          (995)         (995)
                                  --------     --------     --------      --------      --------
Balance, December 31, 1999        $      9     $  2,782     $ 26,545      $(13,546)     $ 15,790
                                  --------     --------     --------      --------      --------

    The accompanying notes are an integral part of these financial statements

                                                            Additional
                                   Common      Preferred      Paid-in    Accumulated
                                    Stock        Stock        Capital      Deficit        Total
                                   --------    ---------    ----------   -----------     --------
Balance, December 31, 1999         $      9     $  2,782      $ 26,545     $(13,546)     $ 15,790
Exercise of employee stock
   options                               --           --           193           --           193
Common stock issued for
   services                              --           --            85           --            85
Common stock issued under
   employee stock purchase
   plan                                  --           --            57           --            57
Exercise of warrants                     --           --           115           --           115
Private placement of common
   stock, net of expenses                 1           --         3,686           --         3,687
Amortization of beneficial
   conversion feature of
   preferred stock                       --          218            --         (218)           --
Conversion of preferred stock
   and accrued dividends                  1       (1,980)        2,087           --           108
Cumulative effect of change in
   accounting principle                  --           --           277         (277)           --
Preferred stock dividends                --           --            --         (109)         (109)
Net income                               --           --            --          802           802
                                   --------     --------      --------     --------      --------
Balance, December 31, 2000               11        1,020        33,045      (13,348)       20,728

Warrants issued for services             --           --           994           --           994
Exercise of employee stock
   options                                1           --         1,085           --         1,086
Common stock issued for
   services                              --           --           297           --           297
Common stock issued under
   employee stock purchase
   plan                                  --           --            51           --            51
Exercise of warrants                      3           --           764           --           767
Conversion of debt and accrued
   interest                               1           --         1,067           --         1,068
Private placement of common
   stock, net of expenses                 2           --        22,750           --        22,752
Conversion of preferred stock
   and accrued dividends                  2       (1,020)        1,108           --            90
Preferred stock dividends                --           --            --           (5)           (5)
Net loss                                 --           --            --       (1,534)       (1,534)
                                   --------     --------      --------     --------      --------
Balance, December 31, 2001         $     20     $     --      $ 61,161     $(14,887)     $ 46,294
                                   ========     ========      ========     ========      ========

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Cash Flows
                                 (in thousands)

                                                                        December 31,
                                                              2001          2000          1999
                                                            --------      --------      --------
Cash Flows from Operating Activities:
 Net income (loss)                                          $ (1,534)     $    802      $   (995)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                             4,511         2,794         4,422
     Value of warrants issued for services                       994            --            --
     Expenses paid in common stock                               297            85           212
 Change in operating assets and liabilities:
     Accounts receivable                                      (1,516)          (41)        1,021
     Costs and estimated earnings in excess of billings        3,007        (4,122)         (494)
     Other current assets                                        299           196          (113)
     Accounts payable and accrued expenses                    (3,773)        3,710        (2,516)
     Accrued and deferred taxes                                   --            --           (28)
                                                            --------      --------      --------
 Net cash provided by operating activities                     2,285         3,424         1,509
                                                            --------      --------      --------
Cash Flows from Investing Activities:
     Purchase of equipment converted to project
       financing                                              (7,946)           --        (3,125)
     Purchase of system assets                                    --          (100)           --
     Additions to property and equipment                         (54)          (62)          (21)
     (Increase) decrease in other assets                         (29)          301           349
                                                            --------      --------      --------
 Net cash provided (used) by investing activities             (8,029)          139        (2,797)
                                                            --------      --------      --------
Cash Flows from Financing Activities:
 Net revolving credit repayments                              (2,515)       (3,985)       (2,054)
 Proceeds from long-term borrowings                               --            --         1,000
 Proceeds from project financing                               7,946            --         3,125
 Principal payments on project financing                      (4,000)       (4,070)       (3,711)
 Net proceeds from issuance of common stock                   24,975         4,051           474
 Net proceeds from issuance of preferred stock                    --            --         2,729
                                                            --------      --------      --------
 Net cash provided (used) by financing activities             26,406        (4,004)        1,563
                                                            --------      --------      --------
 Net increase (decrease) in cash and cash equivalents         20,662          (441)          275
 Cash and cash equivalents, beginning of year                     --           441           166
                                                            --------      --------      --------
 Cash and cash equivalents, end of year                     $ 20,662      $     --      $    441
                                                            ========      ========      ========
Supplemental Cash Flow Information:
 Cash paid during the year for interest                     $  1,161      $  1,529      $  1,788
 Cash paid during the year for income taxes                 $     --      $     --      $     --
Non-cash Transactions:
 Conversion of convertible debt and accrued interest to
  common stock                                              $  1,068      $     --      $    800
 Conversion of preferred stock and accrued dividends to
  common stock                                              $  1,110      $  2,087      $     --
 Directors fees paid in common stock                        $    297      $     85      $     --
 Value of warrants issued for service                       $    994      $     --      $     --
 Accrual of private placement costs                         $    319      $     --      $     --

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

Viisage's patented face-recognition technology is focused on five major product application areas. FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership role and technology performance in real-time and large-database applications. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry; FaceFINDER(TM) for surveillance and identification.

As of December 31, 2001, Lau Acquisition Corporation d/b/a Lau Technologies ("Lau") owned approximately 32% of the Company's outstanding common stock.

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

Computation of Net Income (Loss) per Share

The Company follows SFAS No. 128 "Earnings Per Share" where basic earnings
(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings (loss) per share calculations are as follows (in thousands):

Year Ended December 31,                           2001          2000         1999
-----------------------                         --------      --------     --------
Net income (loss) available to
   common shareholders used  in
   basic and diluted EPS                        $ (1,539)     $    198     $ (1,998)
                                                ========      ========     ========

Weighted average common
   shares used in basic EPS                       16,265        10,460        8,610

Effect of dilutive securities:
      Convertible preferred stock                     --            --           --
      Warrants                                        --         2,694           --
      Options                                         --         1,350           --
      Convertible debt                                --            --           --
                                                --------      --------     --------

Weighted average common shares and dilutive
potential common shares used in diluted EPS       16,265        14,504        8,610
                                                ========      ========     ========

The diluted per share amounts do not reflect the impact of options outstanding, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants, for approximately 3,163,000 shares in 2001, 2,707,000 shares in 2000, and 2,472,000 shares in 1999, because the effect of each is antidilutive.

Contract Revenue and Cost Recognition

The Company provides services principally under contracts that provide for a fixed price for each system and/or for each identification card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $5.1 million expected to be billed and collected after December 31, 2002.

Cash and Cash Equivalents

The Company considers all highly liquid instruments, with maturity of three months or less when acquired, to be cash equivalents. As of December 31, 2001, cash and cash equivalents consisted entirely of cash.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable and short- and long-term borrowings, approximate fair values.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are due principally from government agencies and contractors to government agencies. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2001 and 2000, management determined that no allowance was necessary.

For 2001, four customers (Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and Pennsylvania Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 49% of revenues for the year. As of December 31, 2001, the accounts receivable balances for these customers totaled approximately $2.4 million. For 2000, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation) each accounted for over 10% of Company revenues and an aggregate of 58% of revenues for the year. For 1999, four customers (Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Arkansas Department of Revenue, and Illinois Secretary of State) each accounted for over 10% of Company revenues and an aggregate of 52% of revenues for the year. The loss of any such customers could have a material adverse impact on the Company's business, operating results and financial condition.

Property and Equipment

Property and equipment are recorded at cost or the lesser of fair value or the present value of minimum lease payments for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or usage-based methods over the estimated useful lives of the related assets
(3 to 7 years) or the lease term, whichever is shorter.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company has no goodwill or acquired intangible assets as of December 31, 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter quarter of fiscal 2002 and does not expect adopting SFAS No.144 to affect its financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

Debt

During the first quarter of 1999, the Company issued Lau options to purchase 60,000 shares of the Company's common stock in exchange for Lau's guarantee of an indemnification obligation of the Company. The fair value of the options, amounting to $36,000, was credited to shareholders' equity and included in deferred financing cost as a component of other assets. The value of these options is being amortized over the indemnification period and charged to interest expense. The options were exercised in February 2002 at $1.90 per share.

In April 1999, the Company received a commitment from Lau to lend to the Company up to $2.0 million in exchange for a 4% convertible subordinated note. Amounts drawn under the note, with Lau's consent, and related accrued interest are convertible at Lau's option into shares of the Company's common stock at any time prior to January 1, 2001 at $1.26 per share. In May 1999, the Company borrowed $1.0 million under this commitment, which was outstanding as of December 31, 2000. On January 1, 2001 Lau converted this subordinated note and accrued interest into 847,354 shares of common stock and the commitment terminated.

The Company had a project lease financing arrangement with Lau that provided for up to $5.0 million of capital lease financing. This financing arrangement had a maturity date of August 2005 with interest calculated at approximately 11.3%. Viisage refinanced this note with a commercial leasing company in July 2001 and terminated this financing arrangement.

On October 14, 1999, Lau exercised an option to convert $800,000 of 4%, subordinated convertible debt, borrowed prior to 1999, plus accrued interest of $33,000, into 526,582 shares of the Company's common stock at the conversion price of $1.58 per share.

Licenses

The Company had two non-exclusive license agreements with Lau, whereby Lau acted as a distributor of the Company's "Facial Recognition" Technology for certain European Markets, U.S. Airports and other end users that are Federal Agencies. Through December 31, 2001, no royalties had been earned. This license was terminated in 2002. See "Subsequent Events" below.

The Company also obtained from Lau an exclusive (except for limited fields reserved by Lau), perpetual, worldwide license to use the U.S. patent 5,432,864 purchased by Lau from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. This license required royalty payments to Lau for each unit sold or licensed by Viisage. The agreement also required the issuance of 50,000 shares of Viisage common stock to Lau following the royalty commencement date. No royalty amount was incurred and this license was assigned in 2002 to the Company. See "Susequent Events" below.

Other

On January 10, 2002, the Company acquired the business of Lau Security Systems, including technology, patents, contracts and distribution channels. In return, Viisage will pay Lau a royalty of 3.1% of facial recognition revenues over the next 12 and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business.

Under an Administration and Services Agreement that was terminated effective February 1, 2002, Lau provided general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to the Company. The agreement required the Company to pay a monthly fee based on the estimated actual cost of such services and permitted the Company to terminate selected services upon 30 days written notice. The annual fee for services for 2001, 2000 and 1999 were approximately $348,000, $355,000 and $418,000, respectively. This agreement has been terminated for 2002 and the Company is performing these tasks internally.

A Use and Occupancy Agreement with Lau requires the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. The amounts for facilities and services were approximately $217,000 per year for 2001, 2000 and 1999, respectively. See Note 7 for lease information.

Company employees participate in various Lau employee benefit plans. The Company pays its proportionate share of the costs of such plans based on the number of participating employees.

Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

The Company purchases certain system components and technical personnel services from Lau. The amounts for such components and services were approximately $522,000 in 2001, $200,000 in 2000 and $500,000 in 1999. During 2001, 2000, and
1999, the Company provided software development services as a subcontractor to Lau amounting to $203,000, $345,000 and $120,000, respectively.

At December 31, 2001 and 2000, the Company had approximately $13,000 and $14,000 of accounts receivable due from Lau, respectively, and approximately $156,000 and $95,000 of accounts payable due to Lau, respectively.

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

4. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

                                                             December 31,
                                                            2001        2000
                                                            ----        ----
System assets held under capital leases                   $23,097     $22,351
System assets                                              11,300       4,100
Computer equipment                                          1,110       1,056
                                                          -------     -------
                                                           35,507      27,507
Less--Accumulated depreciation                             17,329      12,902
                                                          -------     -------
                                                          $18,178     $14,605
                                                          =======     =======

During 2001, the Company had additions to capital leases totaling $700,000. The net book value of system assets under capital leases was $8,582,000 and $11,757,000 as of December 31, 2001 and 2000, respectively.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                              December 31,
                                                            2001          2000
                                                            ----          ----
Accounts payable                                          $  1,843      $  3,127
Accrued accounts payable                                       452           522
Accrued earned and unbilled costs                            2,797         6,165
Accrued payroll and related taxes                              208            --
Accrued vacation                                               299           216
Other accrued expenses                                       1,125           301
                                                          --------      --------
                                                          $  6,724      $ 10,331
                                                          ========      ========

6. LONG TERM DEBT AND PROJECT FINANCING ARRANGEMENTS

In June 2000, the Company refinanced its revolving line of credit. The new revolver, which provides for available borrowings up to the lesser of $4.0 million or one third of the amount which from time to time constitutes the Company's "eligible contract cash flow", as defined, with interest calculated at the banks base rate plus 1.5%. The revolving line of credit expires in June 2003 and is a sweep account that is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. As of December 31, 2001, none of the $4.0 million line of credit was being utilized. In comparison, the Company utilized $2.5 million of the $4.0 million line as of December 31, 2000. The highest amount of debt outstanding against this revolver was approximately $3.3 million and $3.4 million for the years ended December 31, 2001 and 2000, respectively. Prior to the refinancing in June 2000, the highest amount outstanding was $4.1 million in 2000.

For the fiscal year ended December 31, 2001 the existing financial covenants under the revolving line of credit and two of the project financing arrangements were amended to allow for the impact of the unsuccessful acquisition of the Polaroid Identification Systems division and the impact of the $25 million private placement. Effective for fiscal year ended December 31, 2001 all financial covenants for these agreements were eliminated as long as the Company maintains a cash balance greater than the total of the long-term debt and project financing. The financial covenants of the remaining financing arrangements were not amended as of December 31, 2001 and the Company was in violation of the positive net income covenant. Subsequent to December 31, 2001, the Company received a waiver for this covenant violation. The Company believes that it will be in compliance with the amended debt covenants. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

In February 2001, the revolving credit agreement was amended to provide for a term note in the amount of $4.0 million related to project financing. The term note bears interest at 8.00% and is payable in monthly installments of approximately $83,600, including principal and interest, and matures in March 2006. As of December 31, 2001 the outstanding balance was approximately $3.8 million.

In September 2001, the revolving credit agreement was amended to provide for a term note in the amount of $3.2 million related to project financing. The term note bears interest at 6.25% and is payable in monthly installments of approximately $71,700, including principal and interest, and matures in March 2006. As of December 31, 2001 the outstanding balance was $3.2 million.

The term notes are subject to the same financial covenants as the revolving line of credit. Upon notice by the lender, the entire principal and accrued interest can become immediately due and payable following the termination of the revolver in June 2003. This would result in the acceleration of the then principal balance of $4.7 million to be due on June 2003. The equipment for the specific project collateralizes the term notes.

The Company also has system project lease financing arrangements with commercial leasing organizations with interest rates ranging from 7.6% and 9.5%. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At December 31, 2001, the Company had approximately $7.7 million outstanding under the lease financing arrangements.

At December 31 of each year, approximate future minimum payments under project financing capital leases and maturities of term notes are as follows (in thousands):

                                                          Capital         Term
                                                           Leases        Notes
                                                           ------        -----
Year Ending:
   2002                                                   $  3,364      $  1,402
   2003                                                      3,173         1,507
   2004                                                      1,557         1,619
   2005                                                        436         1,742
   2006                                                         --           698
                                                          --------      --------
       Total minimum payments                                8,530         6,968
Less--Interest portion                                         853
                                                          --------
       Present value of net
       minimum lease payments                                7,677
Less--Current portion                                        2,875         1,402
                                                          --------      --------
Long term portion                                         $  4,802      $  5,566
                                                          ========      ========

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations and the shared facilities discussed in Note 3. Rental expense for operating leases was approximately $131,000 per year in 2001, 2000 and 1999.

At December 31, 2001, approximate future minimum rentals under the operating leases and lease for shared facilities are as follows (in thousands):

                                                        Operating
                                                          Leases
                                                          ------

 Year Ending:
    2002                                                $  1,198
    2003                                                   1,254
    2004                                                     523
    2005                                                      --
                                                        --------
                       Total minimum lease payments     $  2,975
                                                        ========

Employment Agreements

The Company has employment agreements with certain individuals that provide for six months severance payments a result of early termination by the Company. The agreements also provide for non competition either directly or indirectly for one year after the termination of employment.

8. RETIREMENT BENEFITS

The Company participates in the Lau 401(k) plan and pays its proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company's costs for this plan amounted to approximately $99,000, $91,000 and $79,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company does not offer any postretirement benefits.

9. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2001, 2000 and 1999 due to the net operating losses (NOL) or NOL carryovers.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                          2001           2000           1999
                                          ----           ----           ----
Federal statutory rate                   (34.0)%         34.0%         (34.0)%
State taxes, net of federal benefit       (6.0)           6.0           (6.0)
Valuation allowance recorded              40.0          (40.0)          40.0
                                        --------       --------       --------
                                            --%            --%            --%
                                        ========       ========       ========

The components and approximate tax effects of the Company's deferred tax assets and liabilities as of December 31, 2001, and 2000 are as follows (in thousands):

                                                           2001          2000
                                                           ----          ----
   Deferred tax assets (liabilities):
    Net operating loss carryforwards for tax purposes    $ 11,280      $  7,249
    Bases differences related to contract assets           (5,518)       (4,536)
    Property, plant and equipment                            (108)           (8)
    Accruals and other reserves                               160           123
                                                         --------      --------
Net deferred tax asset before valuation allowance           5,814         2,828
Valuation allowance                                        (5,814)       (2,828)
                                                         --------      --------
Net deferred tax asset                                   $     --      $     --
                                                         ========      ========

Due to the uncertainty surrounding the realization of the Company's net deferred tax asset, the Company has provided a full valuation allowance against this amount.

At December 31, 2001, the Company had available estimated net operating loss carryforwards for federal tax purposes of approximately $28.2 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2011 through 2021 and are subject to review and possible adjustment by the Internal Revenue Service.

10. SHAREHOLDERS' EQUITY

Stock Option Plans

Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the Plans), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in some cases, earlier if certain performance criteria are met. The performance criteria are based on each $1 million increase in Company value up to approximately $500 million, as adjusted. All options granted under the Plans expire ten years from the date of grant.

In fiscal year 2001 the Company adopted the "2001 Stock in Lieu of Cash Compensation for Directors Plan" to compensate the non-employee members of the Board of Directors. The number of shares that may be issued under the Plan shall not exceed, in the aggregate, 800,000 shares of the Company's common stock.

During 2001, the Company's Board of Directors received an aggregate of 294,864 shares of Common Stock in lieu of cash compensation. The fair market value of the common stock on the grant date was approximately $297,000 and was expensed during the year ended December 31, 2001.

At December 31, 2001, the Company has reserved 3,807,100 shares of common stock for issuance under the management plan, of which 1,084,279 shares are available for future grants. The Company has reserved 576,616 shares of common stock for issuance under the directors' plan, of which 225,000 are available for future grants.

A summary of stock option activity under the Plans is as follows:

                                                                   Exercise Price  Weighted Average
                                                     Shares           Per Share     Exercise Price
                                                     ------           ---------     --------------
Options outstanding, December 31, 1998              1,752,827      $ 0.63 - $12.50     $ 2.53
  Granted                                             167,996        1.19 -   1.51       1.36
  Exercised                                          (101,751)                2.96       2.96
  Cancelled                                          (129,249)       0.63 -   2.96       2.68
                                                   ----------      ---------------     ------
Options outstanding, December 31, 1999              1,689,823      $ 0.94 - $12.50     $ 2.38
  Granted                                             336,000        3.19 -  12.25      10.11
  Exercised                                           (75,332)       0.94 -   2.96       2.64
  Cancelled                                           (13,500)       5.92 -  12.25      10.58
                                                   ----------      ---------------     ------
Options outstanding, December 31, 2000              1,936,991       $0.94 - $12.50     $ 3.65
  Granted                                             961,500        0.84 -   3.99       2.98
  Exercised                                          (603,077)       0.84 -  12.25       1.80
  Cancelled                                           (13,334)       1.38 -  12.25       2.57
                                                   ----------      ---------------     ------
Options outstanding, December 31, 2001              2,282,080       $0.84 - $12.50     $ 3.87
                                                   ==========      ===============     ======

The following table summarizes information about outstanding options as of December 31, 2001:

                     Options Outstanding                    Options Exercisable
                     -------------------                     -------------------
                                             Weighted          Weighted                     Weighted
                                             Average          Average                        Average
                                            Remaining         Exercise                      Exercise
         Range of            Number        Contractual       Price Share      Number       Price Share
     Exercise Prices      Outstanding          Life             Share       Exercisable       Share
     ---------------      -----------          ----             -----       -----------       -----
      $0.84 - $ 1.88         457,003        7.04 years         $  1.01        223,384        $  1.01
       2.25 -   3.99       1,423,732        7.69 years            2.92        377,982           2.78
       4.44 -   5.92          99,970        7.93 years            4.89         34,970           4.76
       8.75 -  12.50         301,375        7.53 years           12.31        106,500          12.37
      --------------       ---------                           -------        -------        -------
      $0.84 - $12.50       2,282,080                           $  3.87        742,836        $  3.71
                           =========                           =======        =======        =======

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

                                          2001                 2000                 1999
                                          ----                 ----                 ----
Risk free interest rate                 4.0 - 5.0%            5.0 - 6.0%          4.95 - 5.7%

Expected dividend yield                        --                   --                   --

Expected lives                        3 - 10 years         3 - 10 years         3 - 10 years

Expected volatility                             80%                  80%             71 - 78%

Fair value of options granted                $2.51                $8.55                $1.06

The total value of options granted under the Company's plans was computed as approximately $3.0 million for 2001, $2.9 million for 2000, and $0.2 million for 1999, respectively. Of these amounts, approximately $3.0 million, $1.2 million, and $0.7 million would have been charged to operations for the years ended December 31, 2001, 2000 and 1999, respectively, for currently vested options. The remaining unvested amount of $3.2 million as of the year ended December 31, 2001 will be amortized over the related future vesting periods.

The pro forma effect of SFAS No. 123 is as follows:

                                                             2001                  2000                  1999
                                                             ----                  ----                  ----
Net income (loss), as reported                          $  (1,534,000)        $     802,000         $    (995,000)
Pro forma net income (loss)                                (4,570,000)             (381,000)           (1,711,000)
Basic net income (loss) per share, as reported                  (0.09)                 0.02                 (0.23)
Diluted net income (loss) per share, as reported                (0.09)                 0.01                 (0.23)
Pro forma basic net income (loss) per share                     (0.28)                (0.09)                (0.32)
Pro forma diluted net income (loss) per share                   (0.28)                (0.09)                (0.32)

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 70,000 shares of common stock for issuance under such plan. In January 2000, an additional 70,000 were reserved for issuance under the plan. In May 2001, an additional 200,000 were reserved for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 2001, 151,584 shares have been issued and options to purchase 10,666 shares of common stock at $2.125 per share were vested under the plan.

Preferred Stock

In June 1999, the Company completed a $1.5 million private placement of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants with a private equity fund. As of December 31, 2001 all Series A Convertible Preferred and accrued interest have been converted into 1,089,979 shares of common stock. The Company also issued closing warrants to purchase 75,000 shares of the Company's common stock, which have been exercised at the exercise price of $1.58 per share to the investor. In connection with this transaction, the Company paid an investment-banking fee of $112,500 and warrants to purchase 75,000 shares of the Company's common stock, which have been exercised at $1.79 per share.

In January 2001, 370 shares of the series A preferred stock and accrued dividends were converted into 655,565 shares of common stock. As of December 31, 2001 all series A preferred stock had been converted into common stock.

In December 1999, the Company completed a $1.5 million private placement of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and warrants with a private equity fund. As of December 31, 2001 all Series B Convertible Preferred and accrued interest have been converted into 1,220,827 shares of common stock. The Company also issued closing warrants to purchase 50,000 shares of the Company's common stock, which have been exercised at the exercise price of $8.94 per share to the investor. In connection with this transaction, the Company paid an investment-banking fee of $60,000 and warrants to purchase 25,000 shares of the Company's common stock, exercisable for three years, at an exercise price of $9.02 per share of which 16,250 shares have been exercised.

In January 2001, 650 shares of the series B preferred stock and accrued dividends were converted into 796,593 shares of common stock. As of December 31, 2001 all series B preferred stock had been converted into common stock.

Common Stock

In March 2000, for an initial investment of $4.0 million (of which $1.5 million was funded in May 15, 2000, following the effectiveness of the registration statement on Form S-3), the Company agreed to issue to Strong River Investments, Inc. ("SRI") 391,917 shares of common stock, a closing warrant to purchase 97,979 shares of the Company's common stock, exercisable for five years at $11.77 per share, and an adjustable warrant which has been exercised for a total of 3,152,939 shares of common stock. The closing warrant was adjusted, subject to an anti-dilution provision, in December 2001. The adjusted closing warrant is to purchase 98,442 shares of common stock at a price of $11.71. In connection with the SRI transaction, the Company paid an investment banking fee of $160,000 to Cardinal Securities, L.L.C. ("Cardinal"), and issued warrants to purchase 75,000 shares of the Company's common stock to Cardinal exercisable for five years, of which 46,875 shares have an exercise price of $12.35 per share which are still outstanding, and 28,125 shares have an exercise price of $6.175 per share, which were exercised in October 2001.

In January and February of 2001, Strong River Investments, Inc. received 1,106,203 shares of common stock from the December 2000 cashless exercise of its second adjustable warrant.

In February and June 2001, Strong River Investments, Inc. exercised its third adjustable warrant and received a total of 1,586,305 shares of common stock from the Company through a cashless exercise.

In January 2001, Lau converted its $1,000,000 subordinated note and accrued interest into 847,354 shares of common stock.

In October 2001, Citizens Financial Group, Inc. received 20,579 shares of common stock from a cashless exercise of its common stock purchase warrants for modifications to the Company's revolving line of credit in 1998.

In October and December 2001, J. P. Turner & Company exercised its common stock purchase warrants and received a total of 16,250 shares of common stock. These warrants were issued as a result of the series B preferred stock placement.

In November 2001, the Shaar Fund received 50,000 shares of common stock from the exercise of its common stock purchase warrant. These warrants were issued as a result of the series B preferred stock placement.

On December 14, 2001, the Company entered into a Common Stock and Warrants Purchase Agreement with a number of institutional investors in a private placement placed by Ladenburg Thalmann & Co. Inc. The investors purchased an aggregate of 2,380,952 shares of the Companies common stock at a purchase price of $10.50 per share, and warrants to purchase an aggregate of 357,152 shares of the Company's common stock at an exercise price of $12.08 per share. In connection with this transaction, Viisage paid an investment-banking fee of 5%, or $1,250,000, to Ladenburg.

In February 2002, Lau exercised an option to purchase 60,000 shares of common stock at $1.90 per share, pursuant to an agreement entered into with the Company in 1999 under which Lau guaranteed a contract indemnification obligation of the Company.

At December 31, 2001, the Company had outstanding warrants, which can be converted into 881,219 shares of common stock, with exercise prices ranging from $1.90 to $12.35.

11. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION, AND CONCENTRATIONS OF RISK

The Company is engaged in one business, the development and implementation of digital identification systems and solutions. The Company has an integrated business model: identification solutions through system integration systems and biometric software. For the years prior to December 31, 2000, the Company reported two business segments, however the Company's current mission is to design, develop and deliver integrated identification solutions. Virtually all of the Company's direct revenue has been derived within the United States.

12. ACQUISITION EXPENSES

In the fourth quarter of fiscal 2001, the Company was unsuccessful in its bid to acquire the Polaroid Corporation's Identification Division and incurred $1.6 million of non-recurring expenses in this effort. These expenses consisted of approximately $994,000 of non-cash charges for the fair market value of warrants issued for services related to this transaction and approximately $664,000 of additional expenses related to financing break up fees and consulting and professional fees associated with the due diligence of this transaction.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2001 and 2000 (in thousands, except per share amounts):

                                            1st          2nd          3rd          4th
                                          Quarter      Quarter      Quarter      Quarter
                                          -------      -------      -------      -------
2001
----
  Revenues                               $   6,368    $   6,871    $   6,116    $   6,925
  Operating income (loss)                      525          505          521       (1,875)
  Net income (loss)                            218          220          190       (2,162)
  Net income (loss) applicable to
    common shareholders                        213          220          190       (2,162)
  Basic net income (loss) per share
    before cumulative effect                  0.01         0.01         0.01        (0.12)
  Diluted net income (loss) per share
    before cumulative effect                  0.01         0.01         0.01        (0.12)
  Basic net income (loss) per share
    applicable to common shareholders         0.01         0.01         0.01        (0.12)
  Diluted net income (loss) per share
    applicable to common shareholders         0.01         0.01         0.01        (0.12)

2000
----
  Revenues                               $   5,336    $   6,150    $   8,280    $   7,773
  Operating income                             665          628          588          558
  Net income                                   187          194          205          216
  Net income (loss) applicable to
     common shareholders                        95          109          173         (179)
  Basic net income (loss) per share
     before cumulative effect                 0.01         0.01         0.02         0.01
  Diluted net income (loss) per share
     before cumulative effect                 0.01         0.01         0.01         0.01
  Basic net income (loss) per share
   applicable to common shareholders          0.01         0.01         0.02        (0.01)
  Diluted net income (loss) per share
   applicable to common shareholders          0.01         0.01         0.01        (0.01)

The net income (loss) applicable to shareholders reflects the impact of the preferred stock dividends in 2001 and the impact of preferred stock dividends, the amortization of the beneficial conversion feature of the preferred stock and accounting changes in 2000.

During the fourth quarter of 2001, the Company incurred non-recurring expenses (See note 12).

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) No. 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal year 1999. This accounting change required the value of the warrants issued with the preferred stock to be included in calculating the beneficial conversion value. This resulted in a cumulative charge of $277,000 to income applicable to common shareholders in the fourth quarter of fiscal 2000.

14. SUBSEQUENT EVENTS

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, thirty-one U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau's rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company will pay Lau a royalty of 3.1% of facial recognition revenues over the next twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business.

On March 18, 2002, Viisage acquired the capital stock of Biometrica Systems, Inc. ("Biometrica"), a former licensee and distributor of Viisage's facial recognition technologies in the casino market for approximately $2.4 million in cash. Biometrica's assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software.

                                     PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning executive officers required under this item is contained in Part I of this Form 10-K under the caption "Officers."

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

For a list of financial statements included herein see Index on page 30.

All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K
    -------------------

The Company filed a current report on Form 8-K on December 20, 2001, to report the completion of a private placement of $25 million in common stock and warrants to a number of institutional investors.

(c) Exhibits
    --------

See Exhibit Index on pages 60 through 63.

                                  EXHIBIT INDEX

Exhibit
-------
No.         Note        Description
---         ----        -----------
2           (a)         Amended and Restated Asset Transfer Agreement, dated as
                        of August 20, 1996, between the Company and Lau
                        Technologies.

3.1         (a)         Restated Certificate of Incorporation of the Company.

3.2         (m)         Certificate of Amendment to Restated Certificate of
                        Incorporation of the Company.

3.3         (a)         By-Laws of the Company.

3.4         (b)         Certificate of Designation of series A convertible
                        preferred stock.

3.5         (h)         Certificate of Designation of series B convertible
                        preferred stock.

4           (a)         Specimen certificates for shares of the Company's Common
                        Stock.

10.1        (a)         Amended and Restated License Agreement, dated as of
                        August 20, 1996, between the Company and Lau
                        Technologies.

10.2        (a)         Form of Administration and Services Agreement between
                        the Company and Lau Technologies.

10.3        (a)         Form of Use and Occupancy Agreement between the Company
                        and Lau Technologies.

10.4        (a)         License Agreement, dated as of August 20, 1996, between
                        the Company and Facia Reco Associates, Limited
                        Partnership.

10.5        (h)         1996 Management Stock Option Plan, as amended.

10.6        (a)         Form of Option Agreement for the 1996 Management Stock
                        Option Plan.

10.7        (h)         1996 Director Stock Option Plan, as amended.

10.8        (a)         Form of Option Agreement for the 1996 Director Stock
                        Option Plan.

10.9        (a)         Contract between the Company and Transactive, Inc.
                        (relating to the New York Department of Social
                        Services), dated as of December 8, 1994, as amended.

10.10       (a)         Subcontract between the Company and Information
                        Spectrum, Inc. (relating to the U.S. Immigration &
                        Naturalization Service), dated as of October 19, 1995.

10.11       (a)         Contract between the Company and the North Carolina
                        Department of Transportation, dated as of April 26, 1996.

10.12       (c)         Contract between the Company and the Illinois Secretary
                        of State, dated June 2, 1997, as amended.

10.13       (d)         1997 Employee Stock Purchase Plan.

10.14       (f)         Purchase Agreement (Project Finance Facility) between
                        the Company and Sanwa Business Credit Corporation, dated as of November 20, 1998, as amended.

10.15       (g)         Amended and Restated Credit Agreement between the
                        Company and State Street Bank and Trust Company, dated
                        December 7, 1998.

                                  EXHIBIT INDEX

Exhibit
No.       Note   Description
---       ----   -----------
10.16      (h)   $2,000,000 Convertible Subordinated Note between the
                 Company and Lau Acquisition Corporation, dated May 3,
                 1999.

10.17      (h)   Securities Purchase Agreement dated June 30, 1999
                 between the Company and Shaar Fund Ltd.

10.18      (h)   Registration Rights Agreement dated June 30, 1999
                 between the Company and Shaar Fund Ltd.

10.19      (h)   Common Stock Purchase Warrants dated June 30, 1999
                 between the Company and Shaar Fund Ltd.

10.20      (h)   Subcontract Agreement, dated December 6, 1999 between
                 the Company and Compaq Computer Corporation.

10.21      (h)   Securities Purchase Agreement dated December 30, 1999
                 between the Company and Shaar Fund Ltd.

10.22      (h)   Registration Rights Agreement dated December 30, 1999
                 between the Company and Shaar Fund Ltd.

10.23      (h)   Common Stock Purchase Warrants, dated December 30, 1999
                 between the Company and Shaar Fund Ltd.

10.24      (h)   Securities Purchase Agreement, dated March 10, 2000
                 between the Company and Strong River Investments, Inc.

10.25      (h)   Registration Rights Agreement, dated March 10, 2000
                 between the Company and Strong River Investments, Inc.

10.26      (h)   Common Stock Purchase Warrant, dated March 10, 2000
                 between the Company and Strong River Investments, Inc.

10.27      (h)   Adjustable Common Stock Purchase Warrant, dated March
                 10, 2000 between the Company and Strong River
                 Investments, Inc.

10.28      (h)   Letter Agreement, dated March 10, 2000 between the
                 Company and Strong River Investments, Inc.

10.29      (i)   Security Agreement dated June 15, 2000, between the
                 Company and Commerce Bank & Trust Co.

10.30      (i)   Collateral Assignment of "Unencumbered" Customer
                 Contracts dated June 15, 2000, between the Company and
                 Commerce Bank & Trust Co.

10.31      (i)   Loan Agreement, dated June 15, 2000, between the Company
                 and Commerce Bank & Trust Co.

10.32      (i)   Security Agreement dated June 15, 2000, between the
                 Company and Commerce Bank & Trust Co.

10.33      (i)   Revolving Credit Note dated June 15, 2000, by the
                 Company in favor of Commerce Bank & Trust Co.

10.34      (j)   Pennsylvania Department of Transportation Contract,
                 dated June 19, 2000.

10.35      (k)   Employment agreement dated as of November 3, 2001
                 between the Company and Thomas J. Colatosti.

10.36      (l)   Common Stock and Warrants Purchase Agreement among the
                 Company and the Investors named therein, dated as of December 14, 2001 (including Exhibit B - Form of
                 Warrant).

10.37      (l)   Form of Registration Rights Agreement among the Company
                 and the Investors named therein, dated as of December 14, 2001.

                                  EXHIBIT INDEX

Exhibit
-------
No.         Note        Description
---         ----        -----------
10.38       (n)         Asset Purchase Agreement dated as of January 10, 2002,
                        by and between the Company and Lau Acquisition
                        Corporation d/b/a Lau Technologies.

10.39       (n)         Consulting Agreement dated as of January 10, 2002, by
                        and between the Company and Denis Berube.

10.40       (n)         Consulting Agreement dated as of January 10, 2002, by
                        and between the Company and Joanna Lau.

10.41       (o)         Employment Agreement dated as of March 5, 2002 by and
                        between the Company and Milton A. Alpern.

10.42       (o)         2001 Stock in Lieu of Cash Compensation for Directors
                        Plan, as amended.

23.1        (o)         Consent of BDO Seidman, LLP.

                             Notes to Exhibit Index

Note       Description
----       -----------

(a) Filed as an exhibit to the Company's Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c) Amendment filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1997.

(d)        Filed as appendix to October 10, 1997 Schedule 14C Information
           Statement.

(e) Amendment filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1998.

(f) Original agreement filed as an exhibit to the Company's Form S-1 (File No. 333-10649) Registration Statement dated November 4, 1996.

(g) Amendment filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1997.

(h) Amendment filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999.

(i) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(j) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(k) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(l) Filed as an exhibit to the Company's Current Report on Form 8-K filed December 20, 2001.

(m) Filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(n) Filed as an exhibit to the Company's Current Report on Form 8-K filed January 25, 2002.

(o)        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2002.

VIISAGE TECHNOLOGY, INC.


By:     /s/ Thomas J. Colatosti
   -----------------------------------
            Thomas J. Colatosti
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on the 29th day of March 2002:


               Signature                    Title
               ---------                    -----

By:         /s/ Denis K. Berube             Chairman of the Board of Directors
   ------------------------------------
              Denis K. Berube


By:       /s/ Thomas J. Colatosti           President and Chief Executive Officer
   ------------------------------------     (Principal Executive Officer)
            Thomas J. Colatosti


By:          /s/ Sean F. Mack               Vice President, Corporate Controller and
   ------------------------------------     Treasurer (Principal Financial and
               Sean F. Mack                 Accounting Officer)


By:       /s/ Charles J. Johnson            Secretary
   ------------------------------------
            Charles J. Johnson


By:        /s/ Charles E. Levine            Director
   ------------------------------------
             Charles E. Levine


By:      /s/ Harriet Mouchly-Weiss          Director
   ------------------------------------
           Harriet Mouchly-Weiss


By:          /s/ Peter Nessen               Director
   ------------------------------------
               Peter Nessen


By:        /s/ Thomas J. Reilly             Director
   ------------------------------------
             Thomas J. Reilly


By:       /s/ Paul T. Principato            Director
   ------------------------------------
            Paul T. Principato


