Form 10-Q
period 2002-03-31
VIISAGE TECHNOLOGY INC
filed 2002-05-10
CIK 1018332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the Quarter Ended March 31, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559

                            VIISAGE TECHNOLOGY, INC.

           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 04-3320515
--------------------------------------------             -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

30 Porter Road, Littleton, MA                            01460
--------------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (978) 952-2200
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

                                                          [X] Yes    [_]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 6, 2002
-----------------------------------               --------------------------
   Common stock, $.001 par value                         19,910,159

                            VIISAGE TECHNOLOGY, INC.

                FORM 10 - Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                          Page
                                                                                          ----
Facing Sheet ...........................................................................    1

Index ..................................................................................    2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

            Balance Sheets as of March 31, 2002 and December 31, 2001 ..................    3

            Statements of Operations for the three months
            ended March 31, 2002 and April 1, 2001 .....................................    4

            Statements of Cash Flows for the three months
            ended March 31, 2002 and April 1, 2001 .....................................    5

            Notes to Financial Statements ..............................................    6

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................................    9

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk ...................   11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings ...........................................................   13

  Item 2 - Changes in Securities .......................................................   13

  Item 3 - Defaults by the Company on its Senior Securities ............................   13

  Item 4 - Submission of Matters to a Vote of Security Holders .........................   13

  Item 5 - Other Information ...........................................................   13

  Item 6 - Exhibits and Reports on Form 8-K ............................................   13

SIGNATURES .............................................................................   14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            VIISAGE TECHNOLOGY, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                       March 31,           *December 31,
                                                                         2002                   2001
                                                                   ----------------        -------------
                                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                       $         14,804         $     20,662
   Accounts receivable                                                        6,361                4,821
   Costs and estimated earnings in excess of billings                        25,912               23,331
   Other current assets                                                         508                  302
                                                                   ----------------         ------------
      Total current assets                                                   47,585               49,116
Property and equipment, net                                                  16,990               18,178
Other assets                                                                  3,903                  369
                                                                   ----------------         ------------
                                                                   $         68,478         $     67,663
                                                                   ================         ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                           $          7,396                6,724
   Current portion of project financing                                       4,261                4,277
                                                                   ----------------         ------------
      Total current liabilities                                              11,657               11,001
Project financing                                                             9,272               10,368
                                                                   ----------------         ------------
      Total liabilities                                                      20,929               21,369

Shareholders' equity                                                         47,549               46,294
                                                                   ----------------         ------------
                                                                   $         68,478         $     67,663
                                                                   ================         ============

* Derived from audited financial statements.

         The accompanying notes are an integral part of these financial statements.

                            Viisage Technology, Inc.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                  March 31,             April 1,
                                                                                     2002                 2001
                                                                                ---------------      ---------------
Revenues                                                                        $     6,399          $     6,368
Project costs                                                                         5,085                4,721
                                                                                ---------------      ---------------
   Project margin                                                                     1,314                1,647
                                                                                ---------------      ---------------

Operating expenses:
   Sales and marketing                                                                  862                  153
   Research and development                                                             506                  449
   General and administrative                                                           597                  520
                                                                                ---------------      ---------------
      Total operating expenses                                                        1,965                1,122
                                                                                ---------------      ---------------
      Operating income (loss)                                                          (651)                 525

Interest expense                                                                        206                  307
                                                                                ---------------      ---------------

Income (loss) before income taxes                                                      (857)                 218
Provision for income taxes                                                                -                    -
                                                                                ---------------      ---------------

Net income (loss)                                                                      (857)                 218
Preferred stock dividend                                                                  -                    5
                                                                                ---------------      ---------------

Net income (loss) applicable to common shareholders                             $      (857)         $       213
                                                                                ===============      ===============

Net income (loss) per basic share                                               $     (0.04)         $      0.01
                                                                                ===============      ===============
Basic shares                                                                         19,822               15,488
                                                                                ===============      ===============

Net income (loss) per diluted share                                             $     (0.04)         $      0.01
                                                                                ===============      ===============
Diluted shares                                                                       19,822               15,966
                                                                                ===============      ===============

     The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                       ----------------------------
                                                                          March 31,        April 1,
                                                                            2002             2001
                                                                       ------------      ----------
Cash Flows from Operating Activities:
   Net income (loss)                                                   $     (857)       $    218
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities, net of effects of acquisitions:
         Depreciation and amortization                                      1,558           1,462
         Directors fees paid in common stock                                   65              68
          Change in operating assets and liabilities:
            Accounts receivable                                              (957)           (639)
            Costs and estimated earnings in excess of billings             (2,257)         (1,840)
            Other current assets                                             (271)             (8)
            Accounts payable and accrued expenses                             783           1,023
                                                                       ------------      ----------
               Net cash provided by (used for) operating activities        (1,936)            284
                                                                       ------------      ----------

Cash Flows from Investing Activities:
   Additions to property and equipment                                       (568)            (16)
   Cash paid for an acquisition                                            (2,422)              -
   Increase in other assets                                                   (15)              -
                                                                       ------------      ----------
               Net cash provided by (used for) investing activities        (3,005)            (16)
                                                                       ------------      ----------

Cash Flows from Financing Activities:
   Net revolving credit borrowings                                              -             639
   Principal payments on project financing                                 (1,112)         (1,082)
   Net proceeds from issuance of common stock                                 195             175
                                                                       ------------      ----------
               Net cash used for financing activities                        (917)           (268)
                                                                       ------------      ----------

Net decrease in cash and cash equivalents                                  (5,858)              -
Cash and cash equivalents, beginning of period                             20,662               -
                                                                       ------------      ----------
Cash and cash equivalents, end of period                               $   14,804        $      -
                                                                       ============      ==========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                            $      162        $    296
                                                                       ============      ==========
Non Cash Activities:
   Directors fees paid in common stock                                 $       65        $    270
                                                                       ============      ==========
   Services paid in common stock                                       $      320        $      -
                                                                       ============      ==========
   Net assets acquired from Lau Technologies                           $    1,598        $      -
                                                                       ============      ==========
   Conversion of preferred stock to common stock                       $        -        $  1,000
                                                                       ============      ==========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and April 1, 2001, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The financial statements as of and for the three months ended March 31, 2002 include the assets and liabilities of Biometrica Systems, Inc. ("Biometrica") as of March 31, 2002 and the results of its operations and its cash flows from March 18, 2002 (date of acquisition) to March 31, 2002. All intercompany accounts and transactions have been eliminated in consolidation (see Note 6).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2002 and for the three month periods ended March 31, 2002 and April 1, 2001, have been made. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 3,532,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the March 31, 2002 dilutive net loss per share calculation. The impact of approximately 2,445,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the April 1, 2001 dilutive net income per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3.         INCOME TAXES

No provision for income taxes has been made in the three-month periods in fiscal 2002 and 2001 due to the net loss in 2002 and the available net operating loss carry forwards in 2001.

4.         RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies ("Lau") owns approximately 32% of the Company's common stock. Readers are referred to the "Notes to Financial Statements" section of the Company's 2001 Annual Report on Form 10-K for further discussion (see Note 6).

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

Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from contracts with public sector customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended March 31, 2002 and April 1, 2001, four and three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 49% and 44%, respectively, of revenues for the period.

6.         ACQUISITIONS

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, thirty-one U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau's rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company agreed to pay Lau a royalty of 3.1% of the facial recognition revenues over the next twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. The assets have been recorded based on a historical cost basis. The estimated excess of the assets acquired over liabilities assumed has been recorded as additional paid in capital. A final valuation of the assets has not been completed.

         On March 18, 2002, Viisage acquired the capital stock of Biometrica Systems, Inc. ("Biometrica"), a former licensee and distributor of Viisage's facial recognition technologies in the casino market for approximately $2.4 million in cash. Biometrica's assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software. The acquisition was accounted for as a purchase, and accordingly, the operations of Biometrica are included in the financial statements since the effective date, the close of business on March 18, 2002. The purchase price has been allocated to net assets acquired based on their estimated fair values. The excess of the purchase price over net assets acquired has been allocated to Goodwill for approximately $2.4 million. A final appraisal of certain assets acquired has not been completed. Pending the results of the appraisal the allocation of the purchase price might change. However, any change would not have a material effect on the financial position or results of operations of the Company. Results of operations of Biometrica for the period March 19, 2002 to March 31, 2002 were not material.

                            VIISAGE TECHNOLOGY, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 2001 Annual Report on Form 10-K and in this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

The Company considers the following accounting policies critical to its results of operations and financial condition:

         -    Contract Revenue and Cost Recognition

         The Company provides services principally under contracts that provide for a fixed price for each system and/or for each identification card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. These contracts are typically long term contracts, typically five years or longer. The values of these contracts are based on estimates of volume for identification cards to be produced. Any significant reductions in volume will have a negative impact on the Company's financial condition. Volumes can be impacted by legislative changes to the life of the identification credentials; lack of government funding; termination of contract for lack of performance. Management reviews the historical trends of card productions quarterly to estimate the volumes that are to be used to calculate contract values.

         -    Cost estimating and Contract Accounting

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

RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the first quarter of 2002 were approximately $6,399,000, compared to approximately $6,368,000 for the first quarter of 2001. There was relatively no change in the stream of revenue generated in the two quarters ended March 31, 2002 and April 1, 2001.

Gross margins decreased to 20.5% in the first quarter of 2002 from 25.9% in the first quarter of 2001. The decrease in gross margins between the two three-month periods is due principally to the impact of consolidating the Company's acquisitions and the delays of anticipated contract awards in 2002 compared to the prior years first quarter, which included the favorable impact of the voter registration system in Uganda.

Sales and marketing expenses increased approximately $709,000 in the first quarter of 2002 from the first quarter of 2001. This represents an increase to 13.5% from 2.4% of revenue for the quarter to quarter period. The increase is due principally to the Company's continuing efforts in marketing its patented biometric solutions. The Company continues to increase its distribution and marketing capabilities for its facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows the Company to improve its marketing capabilities while limiting the cost exposure of a larger direct sales force.

Research and development expenses increased approximately $57,000 in the first quarter of 2002 from the first quarter of 2001. This represents an increase to 7.9% from 7.1% of revenue for the quarter to quarter period. The increase is due principally to the Company's continued investment in the biometrics division and developing new products. Research and development costs do not include amounts for specific projects that are allocated to project costs.

General and administrative expenses increased by approximately $77,000 in the first quarter of 2002 from the first quarter of 2001. This represents an increase to 9.3% from 8.2 % of revenue for the quarter to quarter periods. The increase in expenses is due principally to the Company's increased rental costs associated with additional space required to accommodate the headcount increases from the acquisitions and internal growth.

Interest expense decreased approximately $101,000 in the first quarter of 2002 over the first quarter of 2001. This represents a decrease to 3.2% from 4.8% of revenue for the quarter to quarter period. This decrease reflects the impact of the Company's continuing efforts to reduce its overall debt and related interest expense, as well as the ability to retire a substantial portion of its debt with the proceeds of the $25 million private placement of common stock in December 2001.

No provision for income taxes has been made in the current period due to the net loss. No provision was required in the 2001 period due to the availability of tax loss carry forwards. The Company did not record a tax benefit for the remaining net operating loss carry forwards due to the uncertainty of whether such benefit will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $14.8 million at March 31, 2002, which consisted entirely of cash. There were no cash or cash equivalents at April 1, 2001.

Accounts receivable increased approximately 32% from December 31, 2001 to March 31, 2002 due to the timing of billings.

Costs and estimated earnings in excess of billings increased approximately 11.1% from December 31, 2001 to March 31, 2002, and reflect the unbilled accumulation of costs on contracts in progress.

The Company has a $4.0 million operating line of credit. This revolver is a sweep account, which is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. As of March 31, 2002, there was no outstanding balance.

In February 2001, the revolving credit agreement was amended to provide for a term note in the amount of $4.0 million related to project financing. The term note bears interest at 8.00% and is payable in monthly installments of approximately $83,600, including principal and interest, and matures in March 2006. As of March 31, 2002, the outstanding balance was approximately $3.6 million.

In September 2001, the revolving credit agreement was amended to provide for a term note in the amount of $3.2 million related to project financing. The term note bears interest at 6.25% and is payable in monthly installments of approximately $71,700, including principal and interest, and matures in March 2006. As of March 31, 2002, the outstanding balance was $3.0 million.

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

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing. However, in the first quarter of 2002, the Company invested $ 0.6 million to furnish and equip additional space needed to support the Company's projected growth.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At March 31, 2002, the Company had approximately $6.9 million outstanding under the lease financing arrangements.

For the fiscal year ended December 31, 2001 the existing financial covenants under the revolving line of credit and two of the project financing arrangements were amended. Effective for fiscal year ended December 31, 2001 all financial covenants for these arrangements were eliminated as long as the Company maintains cash balance greater than the total of the long-term debt and project financing. The financial covenants of the remaining financing arrangement were not amended as of December 31, 2001 and the Company was in violation of the positive net income covenant for the year ended December 31, 2001 and the three months ended March 31, 2002. Subsequent to December 31, 2001, the Company received waivers for these covenant violations. The Company believes that it will be in compliance with the amended debt covenants. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include, among other things:

..    The dependence of our business on large public sector contracts, which can involve delays.
..    Fluctuations in our quarterly results, which could cause volatility in our stock price, due to the size and timing of contract awards, the timing of our contract performance, variations in the mix of our products and services, and contract losses and changes in management estimates inherent in accounting for contracts.
..    The loss of any significant customer could cause our revenue to decline.
..    Our history of operating losses.
..    Volatility in the market for our common stock, due to technological innovation by our competitors or us, general market conditions or market conditions specific to particular industries, changes in earnings estimates by analysts, and other factors.
..    Our leverage, which creates financial and operating risk that could limit the growth of our business.
..    Our potential inability to obtain additional capital required for funding our operations and financing our growth.
..    Our reliance on sole and single-source suppliers, which could cause delays or increases in project costs.
..    Our ability to successfully expand our direct sales and services organizations, so that we may increase our sales and support our customers.
..    The loss of any key personnel, or the failure to attract and retain additional personnel, without whom we may be unable to continue expanding our business and product line.
..    Customer acceptance of our biometric technologies, without which our growth may be restricted.
..    Our ability to keep pace with changing technologies, so that we may win new customers.
..    System failures, which could seriously damage our business.
..    Competition from new entrants and bigger, more established competitors with greater financial resources, which could diminish our business opportunities and limit our growth.
..    Misappropriation of our intellectual property, which could harm our reputation, adversely affects our competitive position and cost us money.
..    Claims that we infringe on third party intellectual property rights, which could result in substantial costs, diversion of resources and management attention, and harm to our reputation.
..    Possible dilution of our stockholders from the exercise of outstanding stock purchase warrants and stock options.


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

In January 2002, Windsor Group LLC was issued 40,000 shares of common stock as compensation for consulting work performed on acquisition opportunities.

In February 2002, Lau Acquisition Corp. exercised its option to purchase 60,000 shares of common stock at an exercise price of $1.90 per share.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10. Form of Option Agreement for the Company's 1996 Management Stock Option Plan (amended as of April 24, 2002).

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on January 25, 2002, to report its acquisition of the assets of Lau Security Systems, a division of Lau Technologies, in consideration of which the Company agreed to pay Lau a royalty of 3.1% of its facial recognition revenues over the next twelve and a half years, up to a maximum of $27.5 million, and to assume certain liabilities related to the acquired business.

                            VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VIISAGE TECHNOLOGY, INC.

Date:  May 10, 2002         By:  /s/  Thomas J. Colatosti
                                 -------------------------------
                                 Thomas J. Colatosti
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

                            By:  /s/  Milton A. Alpern
                                 -------------------------------
                                 Milton A. Alpern
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                            By:  s/   Sean F. Mack
                                 -------------------------------
                                  Sean F. Mack
                                  Vice President, Controller and Treasurer
                                  (Chief Accounting Officer)