Form 10-Q
period 2002-06-30
VIISAGE TECHNOLOGY INC
filed 2002-08-14
CIK 1018332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559


                            VIISAGE TECHNOLOGY, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  04-3320515
----------------------------------------                  --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

30 Porter Road, Littleton, MA                             01460
--------------------------------------------              --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (978) 952-2200
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

                                 [X] Yes [_] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 8, 2002
-----------------------------                     -----------------------------
Common stock, $.001 par value                               20,055,274

                            VIISAGE TECHNOLOGY, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                      Page
Facing Sheet ........................................................................   1

Index ...............................................................................   2


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                Balance Sheets as of June 30, 2002 and December 31, 2001 ............   3

                Statements of Operations for the three months and six months
                ended June 30, 2002 and July 1, 2001 ................................   4

                Statements of Cash Flows for the six months
                ended June 30, 2002 and July 1, 2001 ................................   5

                Notes to Financial Statements .......................................   6

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................   9

     Item 3 - Quantitative and Qualitative Disclosure about Market Risk .............  12


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings .....................................................  13

     Item 2 - Changes in Securities .................................................  13

     Item 3 - Defaults by the Company on its Senior Securities ......................  13

     Item 4 - Submission of Matters to a Vote of Security Holders ...................  13

     Item 5 - Other Information .....................................................  13

     Item 6 - Exhibits and Reports on Form 8-K ......................................  13

SIGNATURES ..........................................................................  15

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            VIISAGE TECHNOLOGY, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                                                    *December 31,
                                                                      June 30, 2002                      2001
                                                                   --------------------          ---------------------
                                                                       (Unaudited)
Assets
Current Assets:

   Cash and cash equivalents                                       $         11,958              $           20,662
   Accounts receivable                                                        6,410                           4,821
   Costs and estimated earnings in excess of billings                        26,047                          23,331
   Other current assets                                                       1,076                             302
                                                                   --------------------          ---------------------
      Total current assets                                                   45,491                          49,116
Property and equipment, net                                                  16,120                          18,178
Other assets                                                                  4,073                             369
                                                                   --------------------          ---------------------
                                                                   $         65,684              $           67,663
                                                                   ====================          =====================

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                           $          7,920              $            6,724
   Current portion of project financing                                       4,342                           4,277
                                                                   --------------------          ---------------------
      Total current liabilities                                              12,262                          11,001
Project financing                                                             8,156                          10,368
                                                                   --------------------          ---------------------
      Total liabilities                                                      20,418                          21,369

Shareholders' equity                                                         45,266                          46,294
                                                                   --------------------          ---------------------
                                                                   $         65,684              $           67,663
                                                                   ====================          =====================


* Derived from audited financial statements.

   The accompanying notes are an integral part of these financial statements.

                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                       --------------------------------     ----------------------------------
                                                          June 30,           July 1,          June 30,            July 1,
                                                            2002               2001             2002                2001
                                                       ---------------    -------------     -------------     ---------------
Revenues                                               $      9,038       $     6,871       $   15,437         $    13,239
Project costs                                                 7,468             5,248           12,553               9,969
                                                       ---------------    -------------     -------------     ---------------
   Project margin                                             1,570             1,623            2,884               3,270
                                                       ---------------    -------------     -------------     ---------------

Operating Expenses:
   Sales and marketing                                        1,700                67            2,562                 220
   Research and development                                   1,315               416            1,821                 865
   General and administrative                                 1,136               635            1,734               1,156
                                                       ---------------    -------------     -------------     ---------------
      Total operating expenses                                4,151             1,118            6,117               2,241
                                                       ---------------    -------------     -------------     ---------------
      Operating income (loss)                                (2,581)              505           (3,233)              1,029

Interest expense                                                224               285              429                 592
                                                       ---------------    -------------     -------------     ---------------
 Income (loss) before income taxes                           (2,805)              220           (3,662)                437

Provision for income taxes                                        -                 -                -                   -
                                                       ---------------    -------------     -------------     ---------------
Net income (loss)                                            (2,805)              220           (3,662)                437
Preferred stock dividends                                         -                 -                -                   5
                                                       ---------------    -------------     -------------     ---------------
Net income (loss) applicable to common
  shareholders                                         $     (2,805)      $       220       $   (3,662)       $        432
                                                       ===============    =============     =============     ===============
Basic net income (loss) per share                      $      (0.14)      $      0.01       $    (0.18)       $       0.03
                                                       ===============    =============     =============     ===============
Basic shares                                                 19,960            16,446           19,891              15,970
                                                       ===============    =============     =============     ===============
Diluted net income (loss) per share                    $      (0.14)      $      0.01       $    (0.18)       $       0.03
                                                       ===============    =============     =============     ===============
Diluted shares                                               19,960            16,863           19,891              16,337
                                                       ===============    =============     =============     ===============


   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                            -------------------------------------------------------
                                                                                  June 30,                          July 1,
                                                                                    2002                             2001
                                                                            ----------------------           ----------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                        $             (3,662)            $                 437
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities, net of effects of acquisitions:
         Depreciation and amortization                                                     2,855                             2,851
         Directors fees paid in common stock                                                 170                               135
         Change in operating assets and liabilities:
            Accounts receivable                                                           (1,006)                             (950)
            Costs and estimated earnings in excess of billings                            (2,393)                           (2,601)
            Other current assets                                                            (564)                               99
            Accounts payable and accrued expenses                                          1,309                               372
                                                                            ----------------------           ----------------------
               Net cash provided by (used for) operating activities                       (3,291)                              343
                                                                            ----------------------           ----------------------
Cash Flows from Investing Activities:
   Additions to property and equipment                                                      (913)                              (36)
   Cash paid for an acquisition                                                           (2,747)                                -
   Increase in other assets                                                                 (208)                               83
                                                                            ----------------------           ----------------------
               Net cash provided by (used for) investing activities                       (3,868)                               47
                                                                            ----------------------           ----------------------

Cash Flows from Financing Activities:
   Proceeds from sale/leaseback of equipment                                                   -                             1,890
   Principal payments on long-term borrowings                                                  -                              (241)
   Principal payments on project financing                                                (2,148)                           (2,081)
   Net proceeds from issuance of common stock                                                603                                42
                                                                            ----------------------           ----------------------
               Net cash used for financing activities                                     (1,545)                             (390)
                                                                            ----------------------           ----------------------

Net decrease in cash and cash equivalent                                                  (8,704)                                -
Cash and cash equivalents, beginning of period                                            20,662                                 -
                                                                            ----------------------           ----------------------
Cash and cash equivalents, end of period                                    $             11,958             $                   -
                                                                            ======================           ======================
Supplemental Cash Flow Information:
   Cash paid during the period for interest                                 $                431             $                 569
                                                                            ======================           ======================
Non Cash Activities:
   Directors fees paid in common stock                                      $                170             $                 270
                                                                            ======================           ======================
   Services paid in common stock                                            $                320             $                   -
                                                                            ======================           ======================
   Conversion of convertible debt to common stock                           $                  -             $                  65
                                                                            ======================           ======================
   Net assets acquired from Lau Technologies                                $              1,384             $                   -
                                                                            ======================           ======================
   Conversion of preferred stock to common stock                            $                  -             $               1,068
                                                                            ======================           ======================

    The accompanying notes are an integral part of these financial statements

                            VIISAGE TECHNOLOGY, INC.
                          Notes To Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 31% of the domestic driver's license market. Viisage products annually produce more than 25 million identification documents at more than 1,200 locations in 15 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER is deployed in the world's largest face-recognition application with a database of more than 10.3 million enrolled images and growing by 15,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry and FaceFINDER(TM) for surveillance and identification.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 30, 2002 and December 31, 2001, and for the three and six month periods ended June 30, 2002 and July 1, 2001, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The financial statements as of and for the three and six months ended June 30, 2002 include the assets and liabilities of Biometrica Systems, Inc. ("Biometrica") as of June 30, 2002 and the results of its operations and its cash flows from March 18, 2002 (date of acquisition) to June 30, 2002. All intercompany accounts and transactions have been eliminated in consolidation (see Note 6).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and July 1, 2001, have been made. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 2,643,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the June 30, 2002 dilutive net loss per share calculation. The impact of approximately 878,000 shares of common stock consisting of certain outstanding options and stock warrants were included in the July 1, 2001 dilutive net income per share calculation. The impact of certain options outstanding for approximately 2,058,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants were not reflected in the July 1, 2001 dilutive net income per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3. INCOME TAXES

No provision for income taxes has been made in the three-month and six-month periods in fiscal 2002 and 2001 due to the net loss in 2002 and the available net operating loss carry-forwards in 2001.

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

Substantially all of the Company's revenues are currently derived by its systems integration and identification card division from contracts with public sector customers. The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended June 30, 2002 and July 1, 2001, two customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 35% and 23%, respectively, of revenues for the period.

6. ACQUISITIONS

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, thirty-one U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau's rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company agreed to pay Lau a royalty of 3.1% of the facial recognition revenues over the next twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. The assets have been recorded based on a historical cost basis. The estimated excess of the assets acquired over liabilities assumed has been recorded as additional paid in capital. A final evaluation of the assets has not been completed.

         On March 18, 2002, Viisage acquired the capital stock of Biometrica Systems, Inc. ("Biometrica"), a former licensee and distributor of Viisage's facial recognition technologies in the casino market for approximately $2.4 million in cash. Biometrica's assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software. The acquisition was accounted for as a purchase, and accordingly, the operations of Biometrica are included in the financial statements since the effective date, the close of business on March 18, 2002. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company has performed an internal review of the acquired assets and performed a preliminary allocation of the purchase price. The Company has recorded approximately $ 80,000 in amortization related to the acquired intangible assets from the date of the acquisition through June 30, 2002. A final appraisal of the assets acquired has not been completed. Pending the results of the independent appraisal the allocation of the purchase price will change. However it is not expected that any change would have a material effect on the financial position or results of operations of the Company. Results of operations of Biometrica for the period March 19, 2002 to June 30, 2002 were not material.

On June 3, 2002, Viisage acquired all of the intellectual property and related assets of the Miros division of eTrue.com, a major face recognition firm with customer installations across the globe, for approximately $275 thousand in cash. In addition to acquiring patented technology, including Miros' TrueFace(R) software, Viisage also gained access to an established customer base and new distribution channels.

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

RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the Second quarter of 2002 were approximately $9,038,000 compared to approximately $6,871,000 for the Second quarter of 2001. Revenues for the first six months of 2002 were approximately

$15,437,000 compared to approximately $13,239,000 for the same period in 2001. The primary component of the increase over the two quarters was in the secure identification arena, with more drivers' license and other contracts under implementation. Facial recognition revenues for the second quarter of 2002 also increased dramatically, both on a year over year and sequential basis, and were approximately 20% of total revenues.

Gross margins decreased to 17.4% in the second quarter of 2002 from 23.6% in the second quarter of 2001. Gross margins decreased to 18.7% for the first six months of 2002 compared to 24.7% for the same period in 2001. The decline in gross margins between the two three and six month periods is due principally to the impact of consolidating the Company's acquisitions and the delays of anticipated contract awards in 2002 compared to the prior years first six months. The decline in gross margin also reflects the Company's accounting for adjustments to management's estimates for the driver's license contracts, as well as the timing of various contract implementations.

Sales and marketing expenses increased approximately $1,633,000 in the second quarter of 2002 from the second quarter of 2001 and increased approximately $2,342,000 for the first six months of 2002 from the first six months of 2001. This represents an increase to 18.8% from 1.0% of revenue for the quarter to quarter period and an increase to 16.6% from 1.7% for the first six months of each fiscal year. This increase reflects the Company's continued decision to invest ahead of market opportunities, specifically in marketing its patented biometric solutions. In addition the Company continues to evaluate and support its system integrators and reseller partners. This allows the Company to market its facial recognition to a broader market than the Company's own internal resources could support.

Research and development expenses increased approximately $899,000 in the second quarter of 2002 from the second quarter of 2001 and increased approximately $956,000 for the first six months of 2002 from the first six months of 2001. This represents an increase to 14.6% from 6.1% of revenue for the quarter to quarter period and an increase to 11.8% from 6.5% of revenue for the first six months of each fiscal year. The increase is due principally to the Company's continued investment in biometric technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through the recently announced acquisitions.

General and administrative expenses increased by approximately $501,000 in the second quarter of 2002 from the second quarter of 2001 and increased approximately $578,000 for the first six months of 2002 from the first six months of 2001. This represents an increase to 12.6% from 9.3 % of revenue for the quarter to quarter periods and an increase to 11.2% from 8.7% of revenue for the first six months of each fiscal year. The increase in expenses is due principally to the Company's increased investment in infrastructure, personnel and rental costs associated with additional space required to accommodate the headcount increases from the acquisitions and internal growth.

Interest expense decreased approximately $61,000 in the second quarter of 2002 over the second quarter of 2001 and decreased approximately $163,000 for the first six months of 2002 from the first six months of 2001. This represents a decrease to 2.5% from 4.1% of revenue for the quarter to quarter period and 2.8% from 4.5% for the first six months of each fiscal year. This decrease reflects the impact of the Company's continuing efforts to reduce its overall debt and related interest expense, as well as the ability to retire a substantial portion of its debt with the proceeds of the $25 million private placement of common stock in December 2001.

No provision for income taxes has been made in the three month and six month periods in fiscal 2002 and 2001. In 2002 no provision has been necessary due to the net loss. No provision was required in the 2001 period due to the availability of tax loss carry-forwards. The Company did not record a tax benefit for the remaining net operating loss carry-forwards due to the uncertainty of whether such benefit will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $12.0 million at June 30, 2002, which consisted entirely of cash. The cash or cash equivalents at December 31, 2001 were approximately $20.7 million.

Accounts receivable increased approximately 33% from December 31, 2001 to June 30, 2002 primarily due to the increase in revenue over the six month period.

Costs and estimated earnings in excess of billings increased approximately 12% from December 31, 2001 to June 30, 2002, and reflect the unbilled accumulation of costs on contracts in progress.

The Company has a $4.0 million operating line of credit. This revolver is a sweep account, which is set up to maintain the lowest possible balance on the revolver by maintaining a zero balance of cash at all times. The line of credit contains various financial covenants and is collaterized by substantially all of the Company's assets. As of June 30, 2002, there was no outstanding balance.

In February 2001, the revolving credit agreement was amended to provide for a term note in the amount of $4.0 million related to project financing. The term note bears interest at 8.00% and is payable in monthly installments of approximately $83,600, including principal and interest, and matures in March 2006. As of June 30, 2002, the outstanding balance was approximately $3.4 million.

In September 2001, the revolving credit agreement was amended to provide for a term note in the amount of $3.2 million related to project financing. The term note bears interest at 6.25% and is payable in monthly installments of approximately $71,700, including principal and interest, and matures in March 2006. As of June 30, 2002, the outstanding balance was $2.9 million.

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

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing. However, in the first two quarters of 2002, the Company invested approximately $1.0 million to furnish and equip additional space needed to support the Company's projected growth.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At June 30, 2002, the Company had approximately $6.3 million outstanding under the lease financing arrangements.

For the fiscal year ended December 31, 2001 the existing financial covenants under the revolving line of credit and two of the project financing arrangements were amended. Effective for fiscal year ended December 31, 2001 all financial covenants for these arrangements were eliminated as long as the Company maintains a cash balance greater than the total of the long-term debt and project financing. The financial covenants of the remaining financing arrangements were not amended as of December 31, 2001 and the Company was in violation of the positive net income covenant for the year ended December 31, 2001. Subsequent to December 31, 2001, the Company received waivers for these covenant violations. For the period ended June 30,2002 the Company was in violation of certain financial covenants for each of its financial institutions and received waivers of the covenant violations from all. The Company is in negotiations to amend these financial covenants. The Company believes that it will be in compliance with these amended financial covenants, if approved. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

For the fiscal year ended December 31, 2001 the existing financial covenants under the revolving line of credit and two of the project financing arrangements were amended. Effective for fiscal year ended December 31, 2001 all financial covenants for these arrangements were eliminated as long as the Company maintains a cash balance greater than the total of the long-term debt and project financing. Subsequent to December 31, 2001, the Company received waivers for these covenant violations. The financial covenants of the remaining financing arrangements were not amended as of December 31, 2001 and the Company was in violation of the positive net income covenant for the year ended December 31, 2001. For the period ended June 30, 2002 the Company was in violation of certain financial covenants for each of its financial institutions and received waivers from all. The Company is in negotiations to amend these financial covenants. The Company believes that it will be in compliance with these amended financial covenants if approved. However, this expectation is dependent on achieving the Company's business plan. If the Company does not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include, among other things:

|_| The dependence of our business on large public sector contracts, which can involve delays.
|_| Fluctuations in our quarterly results, which could cause volatility in our stock price, due to the size and timing of contract awards, the timing of our contract performance, variations in the mix of our products and services, and contract losses and changes in management estimates inherent in accounting for contracts.
|_| The loss of any significant customer could cause our revenue to decline. |_| Our history of operating losses.
|_| Volatility in the market for our common stock, due to technological innovation by our competitors or us, general market conditions or market conditions specific to particular industries, changes in earnings estimates by analysts, and other factors.
|_| Our leverage, which creates financial and operating risk that could limit the growth of our business.
|_| Our potential inability to obtain additional capital required for funding our operations and financing our growth.
|_| Our reliance on sole and single-source suppliers, which could cause delays or increases in project costs.
|_| Our ability to successfully expand our direct sales and services organizations, so that we may increase our sales and support our customers.
|_| The loss of any key personnel, or the failure to attract and retain additional personnel, without whom we may be unable to continue expanding our business and product line.
|_| Customer acceptance of our biometric technologies, without which our growth may be restricted.
|_| Our ability to keep pace with changing technologies, so that we may win new customers.
|_|  System failures, which could seriously damage our business.
|_| Competition from new entrants and bigger, more established competitors with greater financial resources, which could diminish our business opportunities and limit our growth.
|_| Misappropriation of our intellectual property, which could harm our reputation, adversely affects our competitive position and cost us money.
|_| Claims that we infringe on third party intellectual property rights, which could result in substantial costs, diversion of resources and management attention, and harm to our reputation.
|_| Possible dilution of our stockholders from the exercise of outstanding stock purchase warrants and stock options.

Any of these factors could have a material adverse impact on the Company's operations and financial results. The Company cautions the reader that this list of risk factors may not be complete. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

                            VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

The following transactions occurred prior to the filing of this Form 10-Q with respect to the Company's capital stock. Each transaction was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) or section 3(a)(9) of the Securities Act.

In April 2002, 61,686 shares were issued to the Viisage board of directors as compensation for their 2002 board participation. The fair value of the common stock on the grant date was approximately $380,000, which will be expensed during the year ending December 31, 2002. As of June 30, 2002, $170,000 has been expensed.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following actions were voted on and approved at the Company's 2001 Annual Meeting of Shareholders held on May 14, 2002:

     1.) The decision to fix the number of directors at seven and the number of Class III Directors at three was ratified. The vote was 18,469,675 for, 81,839 against, and 50,705 abstained.

     2.) John C. Gannon, Peter Nessen, and Thomas J. Reilly were elected as Class III Directors to serve three year terms. The vote was 18,509,035, 18,518,020 and 18,480,895 respectively for, and 93,184,
          84,199 and 121,324 withheld.

     3.) The selection of BDO Seidman, LLP as independent public accountants for the Company for the year ending December 31, 2002, was ratified. The vote was 18,518,564 for, 48,116 against, 35,539 abstained.

ITEM 5 - OTHER INFORMATION

Bernard Bailey was appointed Chief Executive Officer effective on or about August 15, 2002.

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

                                 Other Exhibits

     99.1 Certification of Chief Executive Officer
     99.2 Certification of Chief Financial Officer

                            VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VIISAGE TECHNOLOGY, INC.

Date:  August 13, 2002             By: /s/ Denis K. Berube
                                       ------------------------
                                       Denis K. Berube
                                       Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)

                                   By: /s/ Milton A. Alpern
                                       -------------------------
                                       Milton A. Alpern
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                   By: /s/ Sean F. Mack
                                       --------------------------
                                       Sean F. Mack
                                       Vice President, Controller and Treasurer
                                       (Chief Accounting Officer)