Form 10-Q
period 2002-09-29
VIISAGE TECHNOLOGY INC
filed 2002-11-13
CIK 1018332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 29, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

                        Commission File Number 000-21559


                            VIISAGE TECHNOLOGY, INC.

          ------------------------------------------------------------
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [_] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 8, 2002
 ----------------------------------           -------------------------------
      Common stock, $.001 par value                      20,229,475

                            VIISAGE TECHNOLOGY, INC.

              FORM 10 - Q FOR THE QUARTER ENDED SEPTEMBER 29, 2002

                                      INDEX

                                                                                          Page
                                                                                          ----
Facing Sheet ............................................................................    1

Index ...................................................................................    2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

             Balance Sheets as of September 29, 2002 and December 31, 2001 ..............    3

             Statements of Operations for the three months and nine months
             ended September 29, 2002 and September 30, 2001 ............................    4

             Statements of Cash Flows for the nine months ended September 29,
             2002 and September 30, 2001 ................................................    5

             Notes to Financial Statements ..............................................    6

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................................   10

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk ....................   13

  Item 4 - Controls and Procedures ......................................................   14

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings ............................................................   15

  Item 2 - Changes in Securities ........................................................   15

  Item 3 - Defaults by the Company on its Senior Securities .............................   15

  Item 4 - Submission of Matters to a Vote of Security Holders ..........................   15

  Item 5 - Other Information ............................................................   15

  Item 6 - Exhibits and Reports on Form 8-K .............................................   15

SIGNATURES ..............................................................................   16

CERTIFICATIONS ..........................................................................   17

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            VIISAGE TECHNOLOGY, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                                        September 29,         *December 31,
                                                                            2002                   2001
                                                                       --------------         -------------
                                                                         (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents                                             $        6,716         $     20,662
 Accounts receivable                                                            6,770                4,821
 Costs and estimated earnings in excess of billings                            25,879               23,331
 Other current assets                                                           1,010                  302
                                                                       --------------         ------------
    Total current assets                                                       40,375               49,116
Property and Equipment, net                                                    14,723               18,178
Other Assets                                                                    4,082                  369
                                                                       --------------         ------------
                                                                       $       59,180         $     67,663
                                                                       ==============         ============

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses                                 $        5,029         $      6,724
 Current portion of project financing                                           4,424                4,277
                                                                       --------------         ------------
    Total current liabilities                                                   9,453               11,001
Project Financing                                                               7,020               10,368
                                                                       --------------         ------------
    Total liabilities                                                          16,473               21,369

Shareholders' Equity                                                           42,707               46,294
                                                                       --------------         ------------
                                                                       $       59,180         $     67,663
                                                                       ==============         ============

* Derived from audited financial statements.

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended           Nine Months Ended
                                          --------------------------  --------------------------
                                           Sept. 29,      Sept. 30,    Sept. 29,      Sept. 30,
                                             2002           2001         2002           2001
                                          -----------    -----------  -----------    -----------
Revenues                                   $  8,109       $  6,116     $ 23,546       $ 19,355
Project costs                                 6,498          4,233       19,052         14,202
                                          -----------    -----------  -----------    -----------
 Project margin                               1,611          1,883        4,494          5,153
                                          -----------    -----------  -----------    -----------
Operating expenses:
 Sales and marketing                          1,544            174        4,106            393
 Research and development                     1,440            568        3,261          1,433
 General and administrative                   1,230            620        2,964          1,777
                                          -----------    -----------  -----------    -----------
  Total operating expenses                    4,214          1,362       10,331          3,603
                                          -----------    -----------  -----------    -----------
  Operating income (loss)                    (2,603)           521       (5,837)         1,550

Interest expense                                215            331          644            922
                                          -----------    -----------  -----------    -----------
Income (loss) before income taxes            (2,818)           190       (6,481)           628
Provision for income taxes                        -              -            -              -
                                          -----------    -----------  -----------    -----------
Net income (loss)                          $ (2,818)      $    190     $ (6,481)      $    628
                                          ===========    ===========  ===========    ===========
Basic net income (loss) per share          $  (0.14)      $   0.01     $  (0.32)      $   0.04
                                          ===========    ===========  ===========    ===========
Basic shares                                 20,156         16,545       19,981         16,164
                                          ===========    ===========  ===========    ===========
Diluted net income (loss) per share        $  (0.14)      $   0.01     $  (0.32)      $   0.04
                                          ===========    ===========  ===========    ===========
Diluted shares                               20,156         17,139       19,981         16,629
                                          -----------    -----------  -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                            -----------------------------------------------------
                                                                               Sept. 29, 2002                   Sept. 30, 2001
                                                                            -------------------              --------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                        $            (6,481)             $                628
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities, net of effects of acquisitions:
         Depreciation and amortization                                                    4,702                             3,868
         Directors fees paid in common stock                                                275                               216
         Change in operating assets and liabilities:
            Accounts receivable                                                          (1,432)                           (1,239)
            Costs and estimated earnings in excess of billings                           (2,146)                              (86)
            Other current assets                                                           (604)                              174
            Accounts payable and accrued expenses                                        (1,583)                           (1,338)
                                                                            -------------------              --------------------
               Net cash provided by (used for) operating activities                      (7,269)                            2,223
                                                                            -------------------              --------------------

Cash Flows from Investing Activities:
   Additions to property and equipment                                                   (1,157)                           (4,044)
   Cash paid for an acquisition                                                          (2,747)                                -
   Change in other assets                                                                  (501)                              104
                                                                            -------------------              --------------------
               Net cash used for investing activities                                    (4,405)                           (3,940)
                                                                            -------------------              --------------------
Cash Flows from Financing Activities:
   Proceeds from sale/leaseback of equipment                                                  -                             5,569
   Principal payments on long-term borrowings                                                 -                              (903)
   Principal payments on project financing                                               (3,201)                           (3,000)
   Net proceeds from issuance of common stock                                               929                                51
                                                                            -------------------              --------------------
               Net cash provided by (used for) financing activities                      (2,272)                            1,717
                                                                            -------------------              --------------------
Net decrease in cash and cash equivalents                                               (13,946)                                -
Cash and cash equivalents, beginning of period                                           20,662                                 -
                                                                            -------------------              --------------------
Cash and cash equivalents, end of period                                    $             6,716              $                  -
                                                                            ===================              ====================
Supplemental Cash Flow Information:
   Cash paid during the period for interest                                 $               742              $                882
                                                                            ===================              ====================
Non Cash Activities:
   Directors fees paid in common stock                                      $               275              $                270
                                                                            ===================              ====================
   Services paid in common stock                                            $               320              $                  -
                                                                            ===================              ====================
   Conversion of convertible debt to common stock                           $                 -              $                 65
                                                                            ===================              ====================
   Net assets acquired from Lau Technologies                                $             1,316              $                  -
                                                                            ===================              ====================
   Conversion of preferred stock to common stock                            $                 -              $              1,068
                                                                            ===================              ====================

   The accompanying notes are an integral part of these financial statements.

                            VIISAGE TECHNOLOGY, INC.
                          Notes To Financial Statements

1.       DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (Viisage or the Company) is a leader in the emerging field of biometrics technology and in providing digital identification systems and solutions. The Company focuses on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. Viisage combines its systems integration and software design capabilities with its proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers' ability to move and manage information. Applications can include driver's licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Viisage's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. The Company has captured approximately 31% of the domestic driver's license market. Viisage products annually produce more than 25 million identification documents at more than 1,200 locations in 16 states. The Company has also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Viisage's patented face-recognition technology is focused on five major product application areas.

FaceEXPLORER(TM), Viisage's technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER is deployed in the world's largest face-recognition application with a database of more than 11 million enrolled images and growing by 8,000 new images per day. The product family of face-recognition applications also includes: FaceNET(TM) for Internet and e-commerce security; FacePIN(TM) for point-of-sale transactions verification; FacePASS(TM) used for physical access control and keyless entry and FaceFINDER(TM) for surveillance and identification.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 29, 2002 and December 31, 2001, and for the three and nine month periods ended September 29, 2002 and September 30, 2001, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The financial statements as of and for the three and nine months ended September 29, 2002 include the assets and liabilities of Biometrica Systems, Inc. ("Biometrica") as of September 29, 2002 and the results of its operations and its cash flows from March 18, 2002 (date of acquisition) to September 29, 2002. All intercompany accounts and transactions have been eliminated in consolidation (see Note 6).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 29, 2002 and for the three and nine month periods ended September 29, 2002 and September 30, 2001, have been made. The results of operations for the period ended September 29, 2002 are not necessarily indicative of the operating results for the full year.

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

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 3,166,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the September 29, 2002 dilutive net loss per share calculation. The impact of approximately 1,082,000 shares of common stock consisting of certain outstanding options and stock warrants were included in the September 30, 2001 dilutive net income per share calculation. The impact of certain options outstanding for approximately 2,042,000 shares of common stock, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, and stock warrants were not reflected in the September 30, 2001 dilutive net income per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3.         INCOME TAXES

No provision for income taxes has been made in the three month and nine month periods in fiscal 2002 and 2001 due to the net loss in 2002 and the available net operating loss carry-forwards in 2001.

4.         RELATED PARTY TRANSACTIONS AND SHAREHOLDERS' EQUITY

Currently, Lau Technologies ("Lau") owns approximately 31% of the Company's common stock. Readers are referred to the "Notes to Financial Statements" section of the Company's 2001 Annual Report on Form 10-K for further discussion (see Note 6).

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

The Company believes for the foreseeable future that it will continue to derive a significant portion of its revenues from a limited number of large public sector contracts. For the three months ended September 29, 2002 and September 30, 2001, two customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 26% and 23%, respectively, of revenues for the period. For the nine months ended September 29, 2002 and September 30, 2001, three customers each accounted for more than 10% of the Company's revenues and an aggregate of approximately 37% and 35% respectively, of revenues for the period.

6.         ACQUISITIONS

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, thirty-one U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau's rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company agreed to pay Lau a royalty of 3.1% of the facial recognition revenues over twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. The assets have been recorded based on a historical cost basis. The estimated excess of the assets acquired over liabilities assumed has been recorded as additional paid in capital. A final evaluation of the assets has not been completed.

           On March 18, 2002, Viisage acquired the capital stock of Biometrica Systems, Inc. ("Biometrica"), a former licensee and distributor of Viisage's facial recognition technologies in the casino market for approximately $2.4 million in cash. Biometrica's assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software. The acquisition was accounted for as a purchase, and accordingly, the operations of Biometrica are included in the financial statements since the effective date, the close of business on March 18, 2002. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company has performed an internal review of the acquired assets and performed a preliminary allocation of the purchase price. The Company has recorded approximately $ 141,000 in amortization related to the acquired intangible assets from the date of the acquisition through September 29, 2002. A final appraisal of the assets acquired has not been completed. Pending the results of the independent appraisal the allocation of the purchase price may change. However it is not expected that any change would have a material effect on the financial position or results of operations of the Company. Results of operations of Biometrica for the period March 19, 2002 to September 29, 2002 were not material.

On June 3, 2002, Viisage acquired all of the intellectual property and related assets of the Miros division of eTrue.com, a major face recognition firm with customer installations across the globe, for approximately $275,000 in cash. In addition to acquiring patented technology, including Miros' TrueFace(R) software, Viisage also gained access to an established customer base and new distribution channels.

                            VIISAGE TECHNOLOGY, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company's 2001 Annual Report on Form 10-K and in this Form 10-Q.

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Certain Factors That May Affect Future Results" and those discussed in the same section of the Company's 2001 Annual Report on Form 10-K. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The Company considers the following accounting policies critical to its results of operations and financial condition:

         -  Contract Revenue and Cost Recognition

         The Company provides services principally under contracts that provide for a fixed price for each system and/or for each identification card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. These contracts are usually long term contracts, typically five years or longer. The values assigned to these contracts are based on estimates of volume for identification cards to be produced. Any significant reductions in volume will have a negative impact on the Company's financial condition. Volumes can be impacted by matters such as legislative changes to the life of the identification credentials; lack of government funding; or contract termination for lack of performance. Management reviews the historical trends of card productions quarterly to estimate the volumes that are to be used to calculate contract values.

         - Cost Estimating and Contract Accounting

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company, on a quarterly basis, estimates the cost to complete on each contract by reviewing the performance against budgets that are established during the quoting process. Adjustments are made to reflect the current information that is available such as: card volumes; per card consumable costs; ongoing maintenance costs and site inventory levels. The financial performance of the Company could be affected by any negative change in management's estimates and assumptions that are inherent in contract accounting.

RESULTS OF OPERATIONS

Revenues are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues for the third quarter of 2002 were approximately $8,109,000 compared to approximately $6,116,000 for the third quarter of 2001. Revenues for the first nine months of 2002 were approximately $23,546,000 compared to approximately $19,355,000 for the same period in 2001. The primary component of the increase over the three and nine month periods was in the secure identification arena from new contract awards and the impact of the revenues generated from the acquisitions in 2002. Facial recognition revenues were approximately 21% of total revenues in the third quarter of 2002 compared to approximately 13% for the third quarter 2001. For the first nine months of 2002 the facial recognition was approximately 19% compared to approximately 14% for the same period in 2001.

Gross margins decreased to 19.9% in the third quarter of 2002 from 30.8% in the third quarter of 2001. Gross margins decreased to 19.1% for the first nine months of 2002 compared to 26.7% for the same period in 2001. The decline in gross margins between the two three and nine month periods is due principally to the impact of consolidating the Company's acquisitions and the delays of anticipated contract awards in 2002 compared to the prior year's first nine months. The decline in gross margin also reflects the Company's accounting for adjustments to management's estimates for the driver's license contracts, as well as the timing of various contract implementations.

Sales and marketing expenses increased approximately $1,370,000 in the third quarter of 2002 from the third quarter of 2001 and increased approximately $3,713,000 for the first nine months of 2002 from the first nine months of 2001. This represents an increase to 19.0% from 2.8% of revenue for the quarter to quarter period and an increase to 17.4% from 2.0% for the first nine months of each fiscal year. This increase reflects the Company's continued effort to create a market for its patented biometric solutions. In addition the Company continues to evaluate and support its system integrators and reseller partners. This allows the Company to market its facial recognition solutions to a broader market than the Company's own internal resources could support.

Research and development expenses increased approximately $872,000 in the third quarter of 2002 from the third quarter of 2001 and increased approximately $1,828,000 for the first nine months of 2002 from the first nine months of 2001. This represents an increase to 17.8% from 9.3% of revenue for the quarter to quarter period and an increase to 13.8% from 7.4% of revenue for the first nine months of each fiscal year. The increase is due principally to the Company's continued investment in biometric technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through the recent acquisitions.

General and administrative expenses increased by approximately $610,000 in the third quarter of 2002 from the third quarter of 2001 and increased approximately $1,187,000 for the first nine months of 2002 from the first nine months of 2001. This represents an increase to 15.2% from 10.1 % of revenue for the quarter to quarter periods and an increase to 12.6% from 9.2% of revenue for the first nine months of each fiscal year. The increase in expenses is due principally to the Company's increased investment in infrastructure, personnel and rental costs associated with additional space required to accommodate the headcount increases from the acquisitions and internal growth.

Interest expense decreased approximately $116,000 in the third quarter of 2002 from the third quarter of 2001 and decreased approximately $278,000 for the first nine months of 2002 from the first nine months of 2001. This represents a decrease to 2.7% from 5.4% of revenue for the quarter to quarter period and 2.7% from 4.8% for the first nine months of each fiscal year. This decrease reflects the impact of the Company's continuing efforts to reduce its overall debt and related interest expense, as well as the ability to retire a substantial portion of its debt with the proceeds of the $25 million private placement of common stock in December 2001.

No provision for income taxes has been made in the three month and nine month periods in fiscal 2002 and 2001. In 2002 no provision has been necessary due to the net loss. No provision was required in the 2001 period due to the availability of tax loss carry-forwards. The Company did not record a tax benefit for the remaining net operating loss carry-forwards due to the uncertainty of whether such benefit will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $6.7 million at September 29, 2002, which consisted entirely of cash. The cash and cash equivalents at December 31, 2001 were approximately $20.7 million. The $14.0 million decrease related to mergers and acquisitions within the year, debt reduction, increased strategic market and product investment and approximately $2.4 million for project costs that will be replaced with anticipated bank financings.

Accounts receivable increased approximately 40.4% from December 31, 2001 to September 29, 2002 primarily due to the increase in revenue over the nine month period.

Costs and estimated earnings in excess of billings increased approximately 10.9% from December 31, 2001 to September 29, 2002, and reflect the unbilled accumulation of costs on contracts in progress.

The Company had a $4.0 million operating line of credit. The Company terminated this agreement in the fourth quarter of 2002 because of lack of current and projected operating needs. The Company maintains a sweep account for short-term investment of excess cash. The term notes for project financings that were cross- defaulted with the operating line of credit are being amended to reflect this change. At September 29, 2002, the Company had approximately $5.9 million outstanding under the term notes.

The Company also has system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of the Company's digital identification systems and leases them back to the Company for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of the Company's rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this project lease financing arrangement, the lessor bears the credit risk associated with payments by the Company's customers, but the Company bears performance and appropriation risk and is generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. The Company is also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At September 29, 2002, the Company had approximately $5.5 million outstanding under the project lease financing arrangements.

For the quarter ended September 29, 2002 the Company was in default of certain financial covenants with its lenders and received waivers and amendments for these covenant violations. Subsequent to September 29, 2002, the Company has amended the financial covenants with its lenders and expects to maintain compliance with these amended covenants.

The Company believes that if it meets its business forecast for 2002, cash flows from available borrowings, project leasing, operations and capital raised will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance that the Company will meet its business forecast.

Historically, the Company has not made substantial capital expenditures for facilities, office and computer equipment and has satisfied its needs in these areas principally through leasing. However, for the nine months ended September 29, 2002, the Company invested approximately $1.2 million to furnish and equip additional space needed to support the Company's projected growth.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in an environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could that could cause or contribute to such differences include, among other things:

[_] The dependence of our business on large public sector contracts, which may involve delays.
[_] Fluctuations in our quarterly results, which could cause volatility in our stock price, due to the size and timing of contract awards, the timing of our contract performance, variations in the mix of our products and services, and contract losses and changes in management estimates inherent in accounting for contracts.
[_]   The loss of any significant customer could cause our revenue to decline.
[_]   Our history of operating losses.
[_] Volatility in the market for our common stock, due to technological innovation by our competitors or us, general market conditions or market conditions specific to particular industries, changes in earnings estimates by analysts, and other factors.
[_] Our leverage, which creates financial and operating risk that could limit the growth of our business.
[_] Our potential inability to obtain additional capital required for funding our operations and financing our growth.

[_] Our reliance on sole and single-source suppliers, which could cause delays or increases in project costs.
[_] Our ability to successfully expand our direct sales and services organizations, so that we may increase our sales and support our customers.
[_] The loss of any key personnel, or the failure to attract and retain additional personnel, without whom we may be unable to continue expanding our business and product line.
[_] Customer acceptance of our biometric technologies, without which our growth may be restricted.
[_] Our ability to keep pace with changing technologies, so that we may win new customers.
[_]   System failures, which could seriously damage our business.
[_] Competition from new entrants and bigger, more established competitors with greater financial resources, which could diminish our business opportunities and limit our growth.
[_] Misappropriation of our intellectual property, which could harm our reputation, adversely affect our competitive position and cost us money.
[_] Claims that we infringe on third party intellectual property rights, which could result in substantial costs, diversion of resources and management attention, and harm to our reputation.
[_] Possible dilution of our stockholders from the exercise of outstanding stock purchase warrants and stock options.

Any of these factors could have a material adverse impact on the Company's operations and financial results. The Company cautions the reader that this list of risk factors may not be complete. For a more complete understanding of the risks affecting the Company, these statements should be read in conjunction with the Company's Annual Report on Form 10-K. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

ITEM 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

None.

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

 (b)  Reports on Form 8-K

      None.

                            VIISAGE TECHNOLOGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIISAGE TECHNOLOGY, INC.

Date: November 11, 2002          By:   /s/ Bernard Bailey
                                       -----------------------
                                       Bernard Bailey
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                 By:   /s/ Milton A. Alpern
                                       -----------------------
                                       Milton A. Alpern
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                 By:   /s/ Sean F. Mack
                                       -----------------------
                                       Sean F. Mack
                                       Vice President, Controller and Treasurer
                                       (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Bernard Bailey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Viisage Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                            /s/ Bernard Bailey
                                                   ---------------------------
                                                   Bernard Bailey
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

I, Milton A. Alpern, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Viisage Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002             /s/ Milton A. Alpern
                                    --------------------------------------
                                    Milton A. Alpern
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)