Form 10-K
period 2002-12-31
VIISAGE TECHNOLOGY INC
filed 2003-03-31
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to                     .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Porter Road, Littleton, MA	01460
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(978)-952-2200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ☐  Yes    ☒  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 26, 2003, was approximately $86 million.

As of March 26, 2003, the registrant had 20,259,647 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2003 are incorporated by reference in Part III of this 10-K.

PART I

Item 1. Business

General Development of Business

We are the leading provider of advanced technology solutions for identity verification. We focus on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. We combine our systems integration and software design capabilities with our proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve customers’ ability to move and manage information. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. We have captured approximately 32% of the domestic driver’s license market. Our products annually produce more than 28 million identification documents at more than 1,800 locations in 19 states. We have also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. Our patented face-recognition technology is focused on three major product application areas.

•	FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER™ is deployed in the world’s largest face-recognition application with a database of more than 11.2 million enrolled images and is growing by 15,000 new images per day.

•	FacePASS™ for physical access control and keyless entry; and

•	FaceFINDER™ for surveillance and identification.

Financial Information about Industry Segments

We are engaged in the business of developing and implementing digital identification systems and solutions. For the years prior to 2002, we reported our financial results as a single business segment. However, in 2002 we completed three acquisitions through which we significantly enhanced our portfolio of facial recognition technologies and acquired additional facial recognition customers and distribution channels. Accordingly, for the year ended December 31, 2002, we began reporting our results in two separate segments: secure identification products and services segment, or SIPS, and facial recognition segment, or FRS. Our secure identification business accounted for approximately 84.7%, 90.4% and 97.9% of our revenues in 2002, 2001 and 2000, respectively. Facial recognition revenues were approximately 15.3%, 9.6% and 2.1% of total revenues in 2002, 2001 and 2000 respectively.

We did not report business segments prior to 2002. We have not restated our results, outside of revenue, from 2001 or 2000 to provide segment information because it would be impracticable to do so and would not provide useful information. Due to the integration of three acquisitions in 2002, the net loss in the facial recognition segment includes an $824,000 restructuring charge. The table below sets forth a comparison of revenues, total assets and profit (loss) attributable to each of our business segments for the year ended December 31, 2002, as well as a restatement of revenues by segment for the years ended December 31, 2001 and 2000. Revenues are reported within the segments by customer contracts. Within the secure identification segment there is a component of the contract that utilizes our facial recognition technology. The following table identifies the value of facial recognition revenue that is included in the secure identification segment.

Unaudited

	SIPS	FRS	Total
December 31, 2002
Credential revenue	$25,943	$—	$25,943
Facial recognition revenue	1,427	4,932	6,359

Total segment revenue	$27,370	$4,932	$32,302

Profit (loss)	$1,088	$(10,628)	$(9,530)
Assets	$55,953	$5,236	$61,189
	SIPS	FRS	Total
December 31, 2001
Credential revenue	$22,274	$—	$22,274
Facial recognition revenue	483	3,523	4,006

Total segment revenue	$22,757	$3,523	$26,280

	SIPS	FRS	Total
December 31, 2000
Credential revenue	$26,565	$—	$26,565
Facial recognition revenue	407	567	974

Total segment revenue	$26,972	$567	$27,539

Industry Background

The need for proper identification affects most people every day. The desire for personal convenience, the significant and increasing costs of fraud and the growing concern over declining personal security have become driving forces behind the global need for effective identification solutions. Starting with only a fraudulent driver’s license, an individual is able to create multiple identities, commit fraud, evade law enforcement and engage in other criminal activities that have significant financial and societal implications. Password security and identity card systems can also be compromised if someone obtains a password or identity card and uses this information to gain unauthorized access to facilities, networks or information.

In an effort to combat fraud and tampering, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Advances in and the acceptance of digital technology have led to an increasing demand for digital identification systems to replace existing systems. Digital systems enable information and images to be captured and embedded within the fabric of the card through the use of dye-sublimation techniques, making digital cards more resistant to tampering than laminated pouches. Information can be stored in and later accessed from the card itself using bar codes, magnetic stripes and “smart” cards (cards which contain computer chips). Digital systems also facilitate the storage of information in computer databases, thereby reducing the need for manual record keeping, file cabinets, and cumbersome indexing systems. Finally, digital systems can be networked to enable up-to-date information to be shared and distributed across geographic and organizational boundaries. This ability to move and manage information helps to increase personal convenience and security for system users.

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

Applications for digital identification systems and biometrics are increasing, as they become more sophisticated and easier to use. For example, the typical U.S. state has multiple licensing or other agencies, including its department of motor vehicles, which require the verification of personal identity. The public sector is also focusing on the value of sharing databases to avoid redundant data gathering efforts, distribute information in a timely manner, increase efficiency and deter fraud. We believe public and commercial sector applications for digital identification systems and biometrics will include national identifications, driver’s licenses, law enforcement, voter registration, social services, access control, PC network and internet access security, ATMs, retail point-of-sale transaction processing, and administration of health care benefits.

The emergence of digital identification systems and biometrics present significant challenges for integrating these systems with customers’ existing software, hardware and computing environments. Consequently, customers are seeking complete, integrated solutions to overcome these issues.

Secure Identification Segment

Our secure identification business develops and implements digital identification systems and solutions. Our systems can produce identification cards that are virtually tamper proof, and utilize facial recognition and other biometrics with or without cards for the real-time identification (one-to-many) and verification (one-to-one) of individuals.

Depending on the customer’s needs, we offer two types of identification systems. The first is an instant issue system that produces identification cards on location in minutes. The second is a central production system that receives the information electronically from the point of capture, and produces cards from a secure off-site processing location which are later mailed to recipients in several days. The facial images captured by the card systems can provide the content, or face bases, for identification and verification applications.

In a Viisage card system, the facial images and other information are captured in digital format at a PC-based Image Capture Workstation, which usually incorporates our proprietary SensorMast™ unit. Compact and self-contained, our workstations can easily be linked to a central image storage device, central card production unit and other remote devices using an existing network, custom designed data communications or the World Wide Web. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The Viisage Quality Advisor can be used to assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification cards. Alternatively, with a central production system, a high speed-manufacturing unit produces the cards, and an integrated card delivery unit prepares the cards for mailing. When central production is selected, such systems incorporate our proprietary Visual Inspection System for quality control of all cards produced. Every system delivers top quality, tamper-resistant identification cards customized to meet the customer’s information, delivery and security needs. A wide range of optional features are available, including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart cards and a number of other features.

Systems Integration and Software Design Capabilities

In addition to our systems integration capabilities, an important aspect of our services and ability to deliver turnkey solutions to our customers involves the design of customized software. Our secure identification proprietary software controls the system and integrates the system components, including the SensorMast and Visual Inspection System and a variety of third party components and technologies used by our customers. Our secure identification segment has designed software to support all current industry standard operating systems (e.g., Windows NT, Windows 2000, Unix and OS/2), network protocols (e.g., Novell Netware, TCP/IP and SNA), database products (e.g., Sybase or Oracle) and client/server architectures. Our software design and systems integration capabilities enable us to accommodate most computing environments and customers with special requirements.

Proprietary Products

Our proprietary products and related software are described below:

•	The SensorMast is a fully integrated, secure tower unit that incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

•	The Visual Inspection System automatically evaluates cards produced by our central production systems to determine whether the image and data on a person’s identification card correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed card and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity that is otherwise performed manually and is a potential source of cost savings for customers.

•	The Viisage Quality Advisor can be used by customers to ensure proper image quality. This software product instantly and precisely assesses image quality against desired standards. Images that fail to meet such standards are immediately rejected.

•	The ImageCAM is a secure video camera for the creation of high-quality picture identification cards. It consists of a 24-bit CCD color video camera assembly, a telescoping mounting rod, and a tabletop mounting base. Captured images are transmitted to a host computer via an S-Video. All image capture is accomplished automatically or through the keyboard for ease-of-use.

Customer Service and Support

Following the installation of its digital identification systems, our systems integration segment offers extensive customer training and help desk telephone support as well as ongoing maintenance services. Our systems integration segment’s service and support teams, which vary in size depending on the customer and contract, are able to draw extensively upon the expertise of our software and hardware engineers. For some contracts, our systems integration segment has contracted with third party service organizations for maintenance support.

Facial Recognition Segment

In developing facial recognition technologies, we have focused on the face image as the key biometric because the human face is a unique and prominent feature that can be easily captured by a digital camera and verified visually in most cases by an individual with little special training. We are concentrating on four principal areas: physical keyless entry and access control; real-time large database applications; point-of-sale applications; and surveillance applications. We have several on-going facial recognition identification projects, including projects with the Massachusetts Department of Transitional Assistance, the Illinois Secretary of State, Illinois State Police, the Centers for Medicare and Medicaid Services, Global Cash Access/Infonox and a number of other installations, including more than 110 surveillance applications in casinos.

We have advanced the facial recognition technology, initially developed by Professor Alex Pentland of the Massachusetts Institute of Technology, or MIT. We have further developed products for access control, surveillance, and real-time large database identification and verification of individuals. We license the underlying MIT technology through Facia Reco Associates Limited Partnership, or Facia Reco, an entity formed by Dr. Pentland. While Dr. Pentland’s software forms the basis of our facial recognition technologies, we believe that our proprietary software, developed over the last six years, is integral to making these technologies more robust and commercially viable.

Our patented facial recognition software offers organizations the ability to create unique identification solutions and enhances both existing identification solutions and offers opportunities for new applications. Using a sophisticated algorithm, the software translates the characteristics of a face into a unique number, or eigenface. The eigenface is used by the system for identification, a one-to-many search of a database, and verification, a one-to-one match to a specific stored image. Our facial recognition products are unique because they are scalable to databases of millions of faces.

We offer several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. Our identification software instantly calculates an individual’s eigenface identifier and can search an existing database of millions of records in less than 10 seconds for images similar to the image being searched.

Proprietary Products

Below is a list of our facial recognition segment’s proprietary products and related software:

•	FaceFINDER™ is a modern surveillance identification solution. Our patented real-time video technology scans crowds of people and matches individuals to selected faces previously stored in an image database. FaceFINDER™ assists customers, such as casinos, domestic and international airports, military bases and government buildings identify suspects either from long distance or from large crowds. We provide these security conscious customers with the tools to identify potential threats before trouble occurs.

•	FaceEXPLORER™ is a large image database research tool that provides the ability to reduce fraud and crime by identifying duplicate images in large databases, such as licensed drivers, benefit recipients, missing children and visa holders. Additionally, law enforcement officials can use FaceEXPLORER™ to match images and computer composites against image databases to identify suspects and known criminals. Enterprise customers can use FaceEXPLORER™ to verify identities and reduce fraud by effectively retrieving, managing and analyzing their image databases. We have deployed FaceEXPLORER™ in the world’s largest facial recognition system for the Illinois Secretary of State and State Police. This system provides both duplicate identity fraud reduction and identity investigation capabilities. When fully deployed, the system will contain up to 20 million images with the ability to retrieve images within seconds.

•	FacePASS™ keyless entry system is used for convenient and authorized physical access to office buildings, factories, dormitories, etc. Physical access control currently has a ubiquitous set of escort devices, such as magnetic cards, PIN numbers and electronic keys to access office buildings, dormitories and homes. The security problem with all these devices is their propensity to be lost or accessed by unauthorized individuals. FacePASS™ replaces PINs and intrusive biometrics with an affordable, reliable and sanitary solution.

•	BiometriCam is a compact camera with built-in facial recognition software that plugs directly into an Ethernet connection. Software is automatically downloaded from a server to the camera, enabling the camera to operate unattended. The camera remains constantly alert, checking for faces that might be on a database. The camera can also be integrated into other devices for application development. We acquired the rights to this product on March 18, 2002, when we acquired the capital stock of Biometrica Systems, Inc.

Sales and Marketing

We market our products directly through our internal sales force, and we continue to develop strategic partnerships and distribution channels with vendors, systems integrators and service organizations, particularly in international markets, in order to gain access to such organizations’ existing relationships, marketing resources and credibility in new markets. Our engineering department supports the direct sales staff by providing pre- and post-sale technical support. This support includes traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for public procurement activity, supporting the implementation process and providing post-implementation support. We also use our program management group to identify opportunities with existing customers and coordinate related selling efforts.

Our secure identification segment’s systems and solutions are generally provided to public sector customers through a formal bidding process. Our sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences and to establish and cultivate relationships in advance of any bid. Once a request for proposal is issued, a comprehensive proposal is developed and usually followed by an on-site customer demonstration. The process from the issuance of an RFP to the ultimate award can take up to six months. Following the bid award a six-to-twelve month implementation and installation process usually ensues. We believe that long sales cycles in our public sector markets are endemic to the market and will continue. Further, customers may seek to modify the system either during or after the implementation of the system. While our long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, we believe that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

Our facial recognition applications consist primarily of software content. Our marketing efforts and business development activities are focused on establishing OEM and other distribution arrangements with vendors, systems integrators and service organizations serving our principal market areas.

Product Development

We have developed proprietary software that supports all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for our card-based identification systems. We believe these products will support our card-based identification system offerings for the foreseeable future. Development costs that benefited specific projects were recorded as cost of revenues and costs that did not benefit specific projects were recorded as research and development expenses. Software development costs we have capitalized subsequent to achieving technological feasibility have not been material. Our current development activities are focused on our facial recognition products and the further commercialization of our facial recognition technology. We also benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software, computers, etc.

For the years ended December 31, 2002, 2001 and 2000, research and development expense was $4,457,000, $2,054,000 and $688,000, respectively. Such amounts do not include amounts for specific projects that are reported as cost of revenues, and are material expenditures, or the benefits from the other research and development activities referred to above.

Manufacturing and Sources of Supply

Contract manufacturers make proprietary subsystems and assemblies, to our specifications. Other non-proprietary system components, such as certain software, cameras, personal computers, printers and related components are purchased from third-party vendors. We purchase some of the major contracted assemblies from single vendors to help ensure high quality, prompt delivery and low cost. We do, however, qualify second sources for most components, contracted assemblies and purchased subsystems, or at least identify alternative sources of supply. We believe that the open architecture of our systems facilitates substitution of components or software when this becomes necessary or desirable. We may from time to time experience delays due to a lack of the availability of component parts and assemblies.

Patents, Trademarks and Licenses

Secure Identification Segment

Our secure identification segment uses patented technology and trade secrets owned or controlled by Facia Reco. This technology relates to de-duplicating or querying databases utilizing information contained in personal identification cards. Our license extends until the expiration of the final patent included in the license. Our license includes Facia Reco’s rights to use patented facial recognition technology of MIT. Facia Reco’s rights in MIT’s technology became non-exclusive in June 2001. MIT has applied to extend its patent rights to jurisdictions in Europe and in Singapore. The U.S. Patent and Trademark Office has allowed further broadened claims for the MIT patent. Our license agreement with Facia Reco provides for a royalty payment on a per machine copy basis incorporating the licensed technology.

Facial Recognition Segment

We have a number of U.S. patent applications in process for facial recognition technologies.

Trademarks

We have registered our “Viisage Technology” trademark, as well as trademarks for “Sensormast”, “Hunter”, “Face Off”, “Face in The Crowd” and “Portal” with the U.S. Patent and Trademark Office.

Copyrights

We have filed a copyright application for our SensorMast software and have made a copyright filing for our Visual Inspection System and related proprietary software.

Acquired Technology

On January 10, 2002, we acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things:

•	twenty-four U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards;

•	the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory; and

•	numerous invention disclosures that are being considered for patent application.

In the transaction we also acquired an exclusive license in Lau’s rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, Lau terminated our obligations to license intellectual property to Lau.

On March 18, 2002, we acquired the capital stock of Biometrica Systems, Inc, or Biometrica, for approximately $2.5 million in cash. Biometrica is a former licensee and distributor of our facial recognition technologies in the casino market. Biometrica’s assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software.

On June 3, 2002, we acquired all of the intellectual property and related assets of the Miros division of eTrue.com, a major face recognition firm with customer installations across the globe, for approximately $275,000 in cash. In the acquisition, we acquired the patented TrueFace® software.

We can not assure you that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful. Further, we can not assure you that any of the additional U.S. or foreign patents applied for by Lau or the foreign patents applied for by MIT will be issued or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, we can not assure you that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patent and copyrights.

We believe that our patents are important to both our secure identification and our facial recognition segment. Our U.S. patents typically have a duration of 17 to 20 years.

Seasonality

Our operations are not seasonal since contracts are awarded and performed throughout the year. However, we believe our public sector business could be subject to cyclical procurement delays that may be related to state election cycles.

Working Capital Requirements

In our secure identification business we are generally required to fund the development and implementation of large digital identification system projects for public sector customers. Historically, we have utilized bank borrowings and project lease financing to meet these needs. There are no special requirements or customer terms that are expected to have a material adverse effect on our working capital. As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we may raise capital, as needed, to fund working capital needs or growth activities.

Customers and End Users

The following lists and categorizes our customers and end users for our secure identification products as of December 31, 2002:

State Departments of Motor Vehicles, Other State and Local Agencies

Arizona Department of Transportation

Arkansas Department of Human Services

Arkansas Office of Driver Services

Connecticut Department of Social Services

Connecticut Department of Motor Vehicles

Florida Department of Highway Safety and Motor Vehicles*

Illinois Secretary of State

Kentucky Transportation Cabinet

Maryland Department of Transportation and Motor Vehicle Administration*

Massachusetts Department of Transitional Assistance

Mississippi Department of Information Technology Services

New Mexico Department of Taxation and Revenue

New York Department of Social Services*

North Carolina Department of Transportation

Ohio Bureau of Motor Vehicles

Ohio Department of Public Safety

Pennsylvania Department of Transportation

South Carolina Department of Public Safety*

State of Rhode Island, Department of Administration, Division of Motor Vehicles

State of Delaware Department of Public Safety

State of Georgia Department of Motor Vehicle Safety

Wisconsin Department of Corrections

Wisconsin Department of Transportation

Federal Agencies Foreign Contracts

U.S. Immigration and Naturalization Services *

Commission on Elections of the Republic of the Philippines *

Electoral Commission of Jamaica *

Electoral Commission of Uganda

The following lists and categorizes our customers and end users for our facial recognition products as of December 31, 2002:

State Departments of Motor Vehicles, Other State and Local Agencies

Pinellas County Sheriff’s Office

City of New Bedford Massachusetts Department of Police

Illinois State Police

Middlesex County Sheriff’s Office

Kentucky State Police of the Commonwealth of Kentucky

University of Maryland Office of Research Administration

Federal Agencies Foreign Contracts

Federal Bureau of Investigation

U.S. Department of State

U.S. Technology Support Office, Technical Support Working Group

Airports

St. Petersburg – Clearwater International Airport

Commercial Customers and Distribution Partners

Booz-Allen & Hamilton, Inc.

Control Monitor Systems

Curtiss-Wright Corporation

Global Cash Access/Infonox

HummingBird Defense Systems, Inc.

Insurance Corp of British Columbia

Logicon

Rapor

Vision Interactive

Over 110 Casinos in North America

*	By subcontract

In addition, most new contracts in our secure identification segment now include a facial recognition component.

For 2002, two customers, Connecticut Department of Information Technology and Mississippi Department of ITS each accounted for over 10% of our total revenues and an aggregate of 22% of our revenues for the year. For 2001, four customers, Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and

Pennsylvania Department of Transportation each accounted for over 10% of our total revenues and an aggregate of 49% of our revenues for the year. For 2000, four customers, Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation each accounted for over 10% of our total revenues and an aggregate of 58% of our revenues for the year. The loss of any such customers could have a material adverse impact on our business, operating results and financial condition.

Virtually all of our direct revenue has been derived within the United States and account for approximately 100.0%, 95.4%, and 100.0% of total revenues for the years 2002, 2001 and 2000 respectively. In 2001 approximately 4.6% of our total revenue was derived from foreign sales, all material foreign sales in 2001 took place in the country of Uganda.

Backlog

We measure backlog based on signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized. Backlog does not include amounts for phase-outs or other extension opportunities included in such contracts. Accordingly, backlog is only somewhat indicative of future revenue because contracts may be changed positively or negatively. Backlog could be cancelled at any time for lack of performance, without penalty. However, cancellations not caused by the our lack of performance will be subject to recovery of all actual committed costs and profit on work performed through the date of cancellation. Any failure by us to meet an agreed-upon schedule could lead to the cancellation of the related order. The timing of award and performance on contracts as well as variations in size, complexity and requirements of the customer and modifications to contract awards may result in substantial fluctuations in backlog from period to period. Further, backlog typically represents a limited portion of our annual plan. Therefore, we believe that backlog cannot be considered a meaningful indicator of future financial performance.

At December 31, 2002, our backlog was approximately $78 million, compared to approximately $68 million at December 31, 2001. Of the $78 million in backlog as of December 31, 2002, we expect to recognize revenue of approximately $29 million in 2003.

Government Contacts

Both of our segments involve government contracts. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. While termination is a significant financial risk, we have never experienced a government contract termination.

Competition

The market for our products and services is extremely competitive and management expects this competitive environment to intensify as the market for our products continues to grow.

Secure Identification Segment

We face competition in the secure identification systems market from companies, including Digimarc, formerly Polaroid Corporation, and Unisys Corporation, which, in some cases, have greater financial and marketing resources than us. In some cases, we may be competing with an entity that has a pre-existing relationship with a potential customer, which could put us at a significant competitive disadvantage. As the secure identification market expands, additional competitors may seek to enter the market.

We believe that competition in the secure identification systems market is based primarily upon the following factors:

•	service,
•	support,
•	technical excellence,
•	price credibility,
•	flexibility in accommodating customer technical and business needs, and
•	responsiveness.

The relative importance of each of these and other factors depends upon the specific customer and situation involved. Substantially all of our sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules. We believe that our competitive strength is our systems integration and software design capabilities, system performance and architecture technologies, operating flexibility, price, and robust service and project management.

Facial Recognition Segment

In the field of facial recognition technology, we compete with several facial recognition providers, none of whom have any market dominance, as well as providers of other biometric solutions, such as fingerprint recognition, which has a long history of use, particularly in law enforcement applications. We expect that as the market for biometric solutions develops new companies and companies with significant resources and capabilities may enter the market and competition will intensify.

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2002, we had 106 full time and 9 supplemental employees. We significantly supplement our employee resources with independent contractors. None of our employees are represented by a labor union, and we consider our relationship with our employees and contractors to be very good.

Officers

Our executive officers are elected by our Board of Directors annually and serve until their successors have been duly elected and qualified.

Bernard Bailey, 49, joined Viisage in August 2002 as Chief Executive Officer. From January 2001 through August 2002, Mr. Bailey served as the Chief Operating Officer of Art Technology Group.

Between April 1984 and January 2001, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the US Naval Academy, Mr. Bailey served for eight years as an officer in the US Navy.

Iftikhar A. Ahmad, 51, was elected as an officer in March 1999 with the title of Vice President of Engineering and Program Management of the Company. From November 1996 until March 1999, Mr. Ahmad served as a Director in the Company’s Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau’s Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

Bill Aulet, 45, joined Viisage Technology in February 2003 as Chief Financial Officer. Between August 1996 and February 2003 he served as the President of SensAble Technologies. Mr. Aulet was one of the founders of Cambridge Decision Dynamics, where he served as President from April of 1995 to August of 1996. Prior to Cambridge Decision Dynamics he spent twelve years at IBM Corporation, where he held various management positions. He is a Senior Lecturer at MIT’s Sloan School of Management.

Robert Schmitt, 59, joined Viisage in March 2002 as Senior Vice President and General Manager of the Facial Recognition business unit. He was president and founder of Biometrica Systems from January 1998 to March 2002. Prior to his employment at Viisage and Biometrica, he held various positions at Digital Equipment Corp., including Vice President of Marketing, Vice President of Marketing for the Far East, and Vice President of field technical support. He spent ten years at IBM prior to Digital.

James Ebzery, 43, joined Viisage Technology in November 2002 as Senior Vice President of Sales and Marketing. Mr. Ebzery served as Vice President of Operations for Internet Capital Group from April 2000 to February 2002. Prior to joining ICG, he held senior sales and marketing positions at IBM Corporation from December 1983 to April 2000. He also served as the Worldwide Solutions Executive for the IBM Supply Chain Software Business.

Jack Dillon, 66, joined Viisage in February 2003 as Senior Vice President of Government Solutions. Since 1988, he has served as a Vice President with Unisys Defense Systems, which became part of Loral Corporation, later purchased by Lockheed Martin. During this time, Mr. Dillon was Vice President of Business Development, Vice President of Software and Technical Services and Vice President of Command and Control and Security Systems. Most recently, he served as Vice President of Central and Eastern Europe for Lockheed Martin, focusing on command and control and security systems.

Financial Information about Foreign and Domestic Operations and Export Sales

The Company’s foreign operations and export sales are currently not material.

Company’s Internet Website

We maintain a website with the address www.viisage.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

We currently use approximately 37,700 square feet of space in facilities located in Littleton, Massachusetts. The area is subleased to us from Lau Technologies and Inforonics through January 31, 2004 and October 31, 2004 respectively. We believe that our facilities are in good condition and are suitable and adequate for our present operations and that suitable space is available if such lease is not extended.

Item 3. Legal Proceedings

We do not believe that there are any legal matters that would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol VISG. On March 26, 2003, the closing price of our common stock was $4.25 per share and there were approximately 220 holders of record of our common stock. The quarterly high and low closing prices, as reported by NASDAQ, of our common stock in 2002 and 2001 were as follows:

	2002		2001
Quarter	High	Low	High	Low
First Quarter	$9.50	$5.63	$3.25	$0.84
Second Quarter	$7.05	$3.66	$2.70	$1.56
Third Quarter	$4.92	$2.82	$8.36	$1.75
Fourth Quarter	$5.72	$3.35	$15.97	$6.15

Dividend Policy

We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our lending arrangements.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere in this Form 10-K.

Years Ended December 31,	2002	2001	2000	1999	1998(1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$32,302	$26,280	$27,539	$19,297	$16,259
Cost of revenues	25,239	19,602	21,136	15,131	15,957

Gross margin	7,063	6,678	6,403	4,166	302

Operating expenses:
Sales and marketing	5,368	809	787	739	2,195
Research and development	4,457	2,054	688	253	358
General and administrative	5,069	2,500	2,489	1,939	2,247
Acquisition expenses	—	1,639	—	—	—
Restructuring charges	824	—	—	—	—

Total operating expenses	15,718	7,002	3,964	2,931	4,800

Operating income (loss)	(8,655)	(324)	2,439	1,235	(4,498)
Interest expense, net	875	1,210	1,637	2,230	1,667

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,530)	(1,534)	802	(995)	(6,165)
Provision for income taxes	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(9,530)	(1,534)	802	(995)	(6,165)
Cumulative effect of change in accounting principle	—	—	—	—	(1,038)

Net income (loss)	(9,530)	(1,534)	802	(995)	(7,203)
Preferred stock dividends	—	(5)	(327)	(1,003)	—

Income (loss) applicable to common shareholders before cumulative effect	(9,530)	(1,539)	475	(1,998)	(7,203)
Cumulative effect of implementing EITF 00-27	—	—	(277)	—	—

Net income (loss) applicable to common shareholders	$(9,530)	$(1,539)	$198	$(1,998)	$(7,203)

Basic income (loss) per share before cumulative effect	$(0.48)	$(0.09)	$0.05	$(0.23)	$(0.75)

Basic net income (loss) per share applicable to common shareholders (2)	$(0.48)	$(0.09)	$0.02	$(0.23)	$(0.88)

Weighted average basic common shares Outstanding	20,046	16,265	10,460	8,610	8,175

Diluted income (loss) per share before cumulative effect	$(0.48)	$(0.09)	$0.03	$(0.23)	$(0.75)

Diluted net income (loss) per share applicable to common shareholders (2)	$(0.48)	$(0.09)	$0.01	$(0.23)	$(0.88)

Weighted average diluted common shares outstanding	20,046	16,265	14,504	8,610	8,175

December 31,	2002	2001	2000	1999	1998(1)
Balance Sheet Data:
Working Capital	$22,244	$38,115	$15,225	$13,549	$11,089
Total assets	61,189	67,663	45,273	44,680	46,444
Long-term obligations	9,845	10,368	9,526	15,721	18,058
Shareholders’ equity	39,064	46,294	20,728	15,790	12,618

(1)	1998 amounts reflect the impact of charges of $230 for restructuring, $1,321 for the early adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities, and $2,322 to revise gross margins and contract cost-to-complete estimates.
(2)	See note 2 of Notes to Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to us. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the section below entitled “Factors that May Affect Future Results.” The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Form 10-K.

Overview

We are the leading provider of advanced technology solutions for identity verification. We began operations in 1996, providing integrated solutions to capture facial images, demographic information and other biological identifiers, produce identification cards and create relational databases containing this information. Since our inception, we have also been acquiring and developing proprietary facial recognition technologies for a variety of applications. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. We have captured approximately 32% of the domestic driver’s license market. Our products annually produce more than 28 million identification documents at more than 1,800 locations in 19 states. We have also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. In 2002, we completed three acquisitions through which we enhanced our portfolio of facial recognition technologies and acquired customers and distribution channels. Our patented face-recognition technology is focused on three major product application areas.

•	FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER™ is deployed in the world’s largest face-recognition application with a database of more than 11.2 million enrolled images and is growing by 15,000 new images per day.

•	FacePASS™ for physical access control and keyless entry; and

•	FaceFINDER™ for surveillance and identification.

Segments

Our business involves two related segments: secure identification and facial recognition. Substantially all of our revenues have been derived within the United States of America.

Secure Identification Segment

Our secure identification segment accounted for approximately 84.7%, 90.4% and 97.9% of our revenues in 2002, 2001 and 2000, respectively. Secure identification involves the development, marketing and sale of integrated software and hardware solutions that produce identification cards utilizing facial recognition and other biometrics.

We provide systems and services principally under contracts that have five to seven year terms and several optional annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each identification card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment.

Facial Recognition Segment

Our facial recognition segment accounted for approximately 15.3%, 9.6% and 2.1% of total revenues in 2002, 2001 and 2000 respectively. Approximately 12% of our facial recognition revenues in 2002 were derived from casino surveillance applications, the remaining 88% were derived from applications designed to deter criminal and terrorist activities, including government research and development contracts.

Acquisitions

On January 10, 2002, we acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things:

•	twenty-four U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards;

•	the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory; and

•	numerous invention disclosures that are being considered for patent application.

The transaction also included an exclusive license of Lau’s rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. We agreed to pay Lau a royalty of 3.1% of the facial recognition revenues over twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. As the transaction was between related parties, the assets have been recorded based on a historical cost basis. The estimated excess of the assets acquired over liabilities assumed has been recorded as additional paid in capital. The royalty payments are recorded as an expense as they are incurred and not added to the purchase price, as the royalty contains no minimum amount.

On March 18, 2002, we acquired the capital stock of Biometrica Systems, Inc., or Biometrica, a former licensee and distributor of Viisage’s facial recognition technologies in the casino market for approximately $2.5 million in cash and additional earn-out payments equal to 5% of revenues (as defined) through 2006. Biometrica’s assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software. The acquisition was accounted for as a purchase, and accordingly, the operations of Biometrica are included in the financial statements since the effective date, the close of business on March 18, 2002. The purchase price has been allocated to net assets acquired based on their estimated fair values. We have recorded approximately $240,000 in amortization related to the acquired intangible assets from the date of the acquisition through December 31, 2002.

On June 3, 2002, we acquired all of the intellectual property and related assets of the Miros division of eTrue.com, a face recognition firm with customer installations across the globe, for approximately $275,000 in cash. In addition to acquiring patented technology, including Miros’ TrueFace® software, we also gained access to an established customer base and new distribution channels.

Potential Acquisition

On March 28, 2003, we entered into a securities purchase agreement with ZN Vision Technologies AG, a German provider of facial recognition and computer vision technologies, and all of the shareholders of ZN. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the capital stock of ZN. As consideration for the shares of ZN, we will pay approximately $13,000 in cash and an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under ZN’s option plan, which we will assume upon the closing of the acquisition.

Following the closing of the acquisition, ZN will become a wholly owned subsidiary of Viisage and serve as the base of our European operations. The acquisition is expected to be completed in July 2003. In accordance with Nasdaq rules, the issuance of shares of our common stock in connection with the acquisition must be approved by our stockholders. We expect to file with the Securities and Exchange Commission, or the SEC, during the month of April a preliminary proxy statement seeking such stockholder approval. Following review by the SEC, we will mail the proxy statement to our stockholders and convene a special meeting of stockholders to obtain such stockholder approval.

Impact of Timing of Contract Awards and Contract Performance in Our Secure Identification Segment

Our results of operations are significantly affected by, among other things, the timing of awards and performance on contracts. As a result, our revenues and income may fluctuate from quarter to quarter, and comparisons over longer periods may be more meaningful. Our results of operations are not seasonal since contracts are awarded and performed throughout the year. However, we believe our public sector business is subject to cyclical procurement delays that may be related to election cycles.

Dependence on Significant Customers

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the years ended December 31, secure identification segment customers who accounted for more than 10% of revenues in a given years are as follows:

•	For 2002, two customers accounted for an aggregate of 22%

•	For 2001, four customers accounted for an aggregate of 49%

•	For 2000, four customers accounted for an aggregate of 58%

No single facial recognition customer accounted for over 10% of total revenue in any one year.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States. Consistent with generally accepted accounting principles, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make estimates. These estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

Secure Identification Contract Revenue and Cost Recognition

Our most significant contracts are our driver’s license contracts, which are within our secure identification segment. These contracts typically provide that the state department of transportation, or similar agency, will pay us a fixed price for each system we install and for each identification card produced under the system. Prices under these contracts vary depending on, among other things:

•	design and integration complexities;

•	the nature and number of workstations and sites installed;

•	the projected number of cards to be produced;

•	the size of the database;

•	the level of post-installation involvement that will be required of us; and

•	the competitive environment.

We recognize revenue under these contracts using the percentage-of-completion method. We use the percentage-of-completion method to account for revenue under these contracts because:

•	a high level of certainty exists regarding expected cash flows from these contracts; and

•	a reliable basis exists for determining the percentage of the contract that will be completed at the end of the accounting period.

Using the percentage-of-completion method, we recognize a percentage of the revenue we expect to receive under the contract based on the percentage of labor costs we incur and cards we produce. Although these contracts typically have a term of 5 years or longer and include possible renewal terms, we incur most of the labor costs under these contracts within the first 12 months of the contract. Accordingly, we recognize a substantial portion of the revenue under these contracts within the first 12 months of the contract.

Generally, we bill under these contracts when contract milestones, such as installation, are met and as cards are produced. We recognize losses, if any, under these contracts in the period in which they become determinable.

We record costs and estimated earnings in excess of billings under these contracts as current assets. We record billings in excess of costs and estimated earnings and accrued contract costs as current liabilities.

Estimates of Revenues under Secure Identification Contracts

We account for revenue from our driver’s license contracts using the percentage-of-completion method. Revenues under these contracts are based on completion of installation and the number of cards produced. We estimate the amount of time it will take to install the systems and the number of cards that will be produced. In arriving at these estimates, we undertake a quarterly review of historical trends as to the volume of cards produced. In addition, we consider factors that could impact the volume of production, such as:

•	legislative changes to the life of identification credentials; and

•	state government funding levels.

We also take into consideration the fact that, although it has never occurred, one of our contracts could be terminated for reasons such as lack of performance. If our estimates as to labor costs, consumable inventory levels, maintenance costs or the volume of cards that will be produced are materially incorrect, it could have a material adverse effect on our financial results.

Management has discussed the use and impact of these estimates with the audit committee of our Board of Directors.

Results of Operations

Year ended December 31, 2002 and 2001

Revenues are derived principally from multi-year contracts for system implementation, card production and related services. Revenue increased to $32.3 million in 2002 from $26.3 million in 2001. Revenues in the secure identification segment increased by $4.6 million, or 20.2%, primarily as a result of winning new drivers license contracts. Revenues in the facial recognition segment increased by $1.4 million, or 40%, due to revenues generated from acquisitions and the continued growth of the facial recognition business. The combined facial recognition revenue from the two segments increased by $2.4 million, or 58.7% from $4.0 million in 2001 to $6.4 million in 2002.

Gross margins decreased to 21.9% in 2002 from 25.4% in 2001. The decline in gross margin primarily reflects a change in product mix and contracts that included product development as well as delays in contract awards. This is evident by the improvement in gross margins from the 1st quarter of 2002 of 20.5% to 29.3% in the 4th quarter of 2002.

Sales and marketing expenses increased by approximately $4.6 million in 2002 from 2001. This represents an increase to 16.6% from 3.1% of revenue. The increase is primarily due to our investment in pursuing facial recognition opportunities as a result of September 11, 2001 and the pursuit of significant opportunities in the secure identification marketplace. The result of this investment can be seen in the increase to our revenue, backlog, and customer base. We expect to continue this investment in sales and marketing.

Research and development expenses increased by approximately $2.4 million in 2002 from 2001. This represents an increase to 13.8% from 7.8% of revenue. The increase is due principally to our continued investment in facial recognition technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through the recent acquisitions. We expect to continue to invest in product development as the market for our products continues to expand in fiscal 2003.

General and administrative expenses increased by approximately $2.6 million in 2002 from 2001. This represents an increase to 15.7% from 9.5% of revenue. This increase was largely due to additional rental costs of approximately $930,000, due to additional leased space and an increased rental rate on previously occupied space, and a write-down of a contract receivable of $440,000. As a result of the acquisitions in 2002, and to facilitate the growth of the business, we also increased investment in infrastructure and personnel.

We incurred a one time restructuring charge of $824,000 in the fourth quarter of 2002. This consisted of approximately $248,000 associated with a workforce reduction of 21 individuals or approximately 16% of the employee base. In addition, we took a charge for non-cancelable lease costs and capital equipment of approximately $420,000 and $156,000 respectively. Annualized savings associated with the workforce reduction are expected to total approximately $2.2 million.

Interest expense decreased approximately $335,000 in 2002 from 2001. This represents a decrease to 2.7% from 4.6% of revenue. This decrease reflects the impact of our continuing efforts to reduce our overall debt and related interest expense, as well as the ability to pay down a $4,000,000 operating line of credit with the proceeds of the $25 million private placement of common stock in December 2001.

We did not record any tax for fiscal years 2002 and 2001 due to the net loss in each year.

Year ended December 31, 2001 and 2000

Revenues are derived principally from multi-year contracts for system implementation, card production and related services. Revenue decreased to $26.3 million in 2001 from $27.5 million in 2000. The 4.4% decrease in revenue between the two years was primarily the result of customer delays in the State of Pennsylvania and Maryland.

Gross margins increased to 25.4% in 2001 from 23.3% in 2000. The increase in gross margins between the two years is due principally to the positive impact of new business with higher margins and the positive effect of contract extensions on the overall revenue mix in 2001.

Sales and marketing expenses increased by 2.8% or $0.02 million in 2001 from 2000. This represents an increase to 3.1% from 2.9% of revenue. The increase is due principally to our continuing efforts in marketing our patented biometric solutions as we continue to increase our distribution and marketing capabilities for our facial recognition solutions by adding and certifying new system integrators and reseller partners. This allows us to control our costs while increasing our marketing capabilities.

Research and development expenses increased by 198.5% or $1.4 million in 2001 from 2000. This represents an increase to 7.8% from 2.5% of revenue. The increase is due principally to our continued investment in biometrics. Research and development costs do not include amounts for specific projects that are allocated to cost of revenues, and do not reflect the benefits to us under license arrangements from the research and development efforts of Lau Technologies and the Massachusetts Institute of Technology for projects that are not directly related to us.

General and administrative expenses remained relatively unchanged between 2001 and 2000. This represents an increase to 9.5% from 9.0% of revenue. The increase as a percentage of revenue is due to the slight decrease in business volume and resulting revenues from 2000 to 2001.

We incurred fourth quarter one-time expenses of $1.6 million related to costs incurred in our attempt to purchase Polaroid Corporation’s Identification Systems Business in the fourth quarter of 2001. These expenses related to legal and professional activities for due diligence as well as financing break up fees associated with this unsuccessful acquisition.

Interest expense decreased $0.4 million in 2001 from 2000. This represents a decrease to 4.6% from 5.9% of revenue. This decrease reflects a reduction in borrowings during 2001.

We did not record any tax for the fiscal year 2001 due to the net loss for the year. For the fiscal year 2000, no tax was incurred due to the availability of tax loss carry forwards.

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 million at December 31, 2002, which consisted entirely of cash. This number excludes approximately $7.4 million which is restricted under our term loan agreements and project financing.

In the current year we had an operating cash loss of approximately $3.1 million, which stems primarily from our net loss of approximately $9.5 million, offset by non cash charges for depreciation and amortization of $7.2 million and non cash expenses for services paid in common stock of $380,000.

Accounts receivable increased approximately 52.7% from December 31, 2001 to December 31, 2002. This was the result of the increase to revenue and accounts receivable related to acquisitions, as well as the timing of billings, which liquidated a portion of the costs and estimated earnings in excess of billings.

Costs and estimated earnings in excess of billings increased approximately 0.2% from December 31, 2001 to December 31, 2002, which reflects the billing of accumulated contract costs incurred in prior periods.

Accounts payable and accrued expenses increased approximately 3.2% from December 31, 2001 to December 31, 2002. This was the result of the increase to revenue, accounts payable related to acquisitions, as well as the timing of payables.

Our investing activities used cash of approximately $16.8 million primarily due to the reclassification of cash to restricted cash of $7.4 million and the purchase of property and equipment of $5.7 million for system assets. Additionally, $2.7 million was used for facial recognition business acquisitions.

In December 2002, we entered into a new loan agreement with a bank that supercedes the original loan agreement for the term loans. The new loan agreement includes the prior term loans and provided for three new term notes aggregating $4.5 million related to three new state contracts. The new term notes in the amounts of $1.8 million, $1.5 million, and $1.2 million bear interest at the rate of 5.25%. The following table lists the approximate term note information as of December 31, 2002 (in thousands):

	Original Loan Amount	Principal Balance	Monthly Payment Provisions	Date of Loan	Due Date Of Loan	Interest Rate
	$4,000	$3,044	$84	02/07/2001	06/20/2006	8.00%
	3,200	2,522	72	09/11/2001	03/11/2006	6.25%
	1,800	1,800	34	12/12/2002	12/31/2007	5.25%
	1,500	1,500	27	12/12/2002	04/24/2008	5.25%
	1,200	1,200	24	12/12/2002	06/24/2007	5.25%

Total	$11,700	$10,066	$241

In accordance with the new loan agreement the term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain various financial covenants, including profitability by quarter (as defined), tangible net worth, debt to worth ratio, debt service coverage and limits on capital expenditures. Additionally, in accordance with the new agreement we must maintain $5.0 million of cash on deposit with the lender. This amount is recorded as restricted cash in long term assets.

In December 2002, we amended the two system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. In accordance with one project financing arrangement we are also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At December 31, 2002 and 2001, we had approximately $5.0 million and $7.7 million outstanding under these lease-financing arrangements respectively. There are no financial covenant requirements under one of the project financing arrangements as we were required to pledge cash as collateral security to be maintained at the bank equal to the outstanding debt balance. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation of approximately $2.4 million at December 31, 2002. Accordingly, we had cash at the bank of approximately $2.4 million at

December 31, 2002, of which $1.2 million is recorded as restricted cash in current assets (equal to current obligations) and $1.2 million is included in restricted cash in long term assets.

At December 31 of each year, approximate future minimum lease payments under project financing capital leases, operating leases and principal maturities of term notes are as follows (in thousands):

	Capital Leases	Term Notes	Operating Leases
Year Ending:
2003	$3,185	$2,313	$1,296
2004	1,688	2,469	525
2005	478	2,638	—
2006	—	1,643	—
2007	—	872	—
2008	—	131	—

Total minimum payments	$5,351	$10,066	$1,821

Less—Interest portion	309

Present value of net minimum lease payments	5,042	—
Less—Current portion	2,950	2,313

Long term portion	$2,092	$7,753

We were in compliance with all debt covenants as of December 31, 2002. We believe that we will remain in compliance with the amended debt covenants. However, this expectation is dependent on achieving our business plan. If we do not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

During 2002, our Board of Directors received an aggregate of 61,686 shares of common stock in addition to $40,000 in cash compensation. The fair market value of the common stock on the grant date was approximately $380,000 and was expensed during the year ended December 31, 2002.

In February 2002, Lau Technologies exercised a warrant to purchase 60,000 shares of common stock at $1.90 per share, which resulted in cash proceeds of $114,000, pursuant to an agreement entered into with us in 1999 under which Lau guaranteed a contract indemnification obligation of ours.

In January 2002, 40,000 shares of common stock with a total value of approximately $319,000 were issued to an investment bank, in association with a common stock placement on December 14, 2001.

During 2002, approximately 415,000 shares were issued as a result of the exercise of stock options resulting in cash proceeds of approximately $860,000.

We believe that if we meet our business forecast for 2003, cash flows from available borrowings, project leasing, operations and capital raised will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. New contract awards may require us to seek additional financing. Our ability to meet our business forecast is dependent on a number of factors, including those described below under “Factors That May Affect Future Results.” Our cash liquidity is not immediately impacted, either positively or negatively, by changes to net income (loss) due to timing difference between revenue recognition and cash payments on long term contracts.

Contingent Obligations

Our principal contractual commitments involve payments under capital leases, term notes and operating leases.

Inflation

Although certain of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. We do not believe the adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS No. 146 will have a significant impact on our consolidated financial statements. We initiated and executed a restructuring plan in the fourth quarter of 2002 and, accordingly, recorded a restructuring charge in the fourth quarter of 2002 (see Note 12).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), which (i) amends FAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the increased disclosure requirements of FAS 148(ii) for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our digital identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies is expected to require additional capital. Although we completed a $25 million private placement of our common stock at the end of 2001 and have been successful in the past in obtaining project financing, we will have ongoing capital needs as we expand our business. If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may not be able to fund our operations or expand our business to meet our plans. If we are unable to obtain capital when we need it, we may have to restructure our business or delay or abandon our development and expansion plans. That could have a material adverse effect on our business and financial condition.

Our leverage creates financial and operating risk that could limit the growth of our business.

We have a significant amount of indebtedness. As of December 31, 2002, we had approximately $15.1 million in short and long-term debt and lease financing. Our leverage could have important consequences to us including:

•	Limiting our ability to obtain necessary financing for future working capital;

•	Limiting our ability to finance the acquisition of equipment needed to meet customer requirements;

•	Limiting our ability to finance the development of new technologies;

•	Requiring that we use a substantial portion of our cash flow from operations for debt service and not other operating purposes; and

•	Requiring us to comply with financial and operating covenants, which could cause an event of default under our debt instruments.

Further, our ability to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon our future performance, which is subject to financial, economic and other factors affecting us, some of which are beyond our control.

Our business depends on large public sector contracts, which can involve delays.

Our business depends on a limited number of large public sector contracts. These contracts result from purchasing decisions made by public sector agencies that are often subject to political influence, onerous procurement procedures, budget changes and award protests. These factors can cause delays, which make our quarterly results difficult to predict. This can also make our ability to meet analysts’ expectations equally uncertain and adversely affect the price of our common stock.

Our quarterly results could be volatile and may cause our stock price to fluctuate.

We have experienced fluctuations in our quarterly operating results and expect those fluctuations to continue. Our quarterly results are affected by, among other things, factors such as:

•	The size and timing of contract awards;

•	The timing of our contract performance;

•	Variations in the mix of our products and services; and

•	Contract losses and changes in management estimates inherent to accounting for contracts.

The loss of any significant customer could cause our revenue to decline.

For the year ended December 31, 2002, two customers each accounted for over 10% of our revenues and an aggregate of approximately 22% of revenues. For 2001, four customers each accounted for over 10% of our revenues and a total of approximately 49% of our revenues for the year. For 2000, four customers each accounted for over 10% of our revenues and a total of approximately 58% of our revenues for the year. The loss of any significant customer could cause our revenue to decline and thus have an adverse material effect on our business and financial condition.

We have a history of operating losses.

Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At December 31, 2002, we had an accumulated deficit of approximately $24.4 million. We intend to continue to invest in the development of our biometrics technologies and thus we cannot predict when or if we will ever achieve overall profitability.

The market for our common stock has been volatile.

The market for stock of many security-related businesses, including ours, has been highly volatile, especially since the terrorist attacks of September 11, 2001. It is likely that the market price of our common stock will fluctuate widely in the future. Factors affecting the trading price of our common stock are likely to include:

•	Responses to quarter-to-quarter variations in our results of operations;

•	The announcement of new contracts, products or product enhancements by us or our competitors;

•	Technological innovation by our competitors or us;

•	General market conditions or market conditions specific to particular industries; and

•	Changes in earnings estimates by analysts.

Our reliance on sole and single-source suppliers could cause delays or increases in cost of revenues.

We rely on outside vendors to manufacture or develop components, software and consumables, which are used for our systems and services. Some of these items are obtained from a single supplier or a limited group of suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays or increases in cost of revenues.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

In the fiscal years ended December 31, 2001 and 2002, we licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

We depend on our ability to provide customers with complex systems, which can operate on an “as needed” basis. Although we deploy back up systems, system failures could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

We are controlled by a single stockholder, which could result in it taking actions, which other stockholders do not approve.

Lau Technologies, or Lau, beneficially owns approximately 31% of our outstanding common stock. As a result, Lau has a strong influence on matters requiring approval by our stockholders, including the election of all of the directors and most corporate actions. We have certain contractual relations with Lau that could give rise to conflicts of interest.

Competition from new entrants and bigger, more established competitors with greater financial resources could diminish our business opportunities and limit our growth.

The business areas in which we compete are intensely competitive and subject to rapid technological change. We expect competition to continue. In particular, the events of September 11, 2001 have heightened interest in the use of biometric technologies and competition in this field is expected to intensify. There is no assurance that companies with greater financial resources and name recognition will not enter our business sectors. Our competitors may be able to respond more quickly to technological developments and changes in customers’ needs.

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost us money.

We believe our intellectual property, including our proprietary methodologies, is important to our success and competitive position. If we are unable to protect our intellectual property against others’ unauthorized use, our reputation among existing and potential customers could be damaged and our competitive position adversely affected.

Our strategies to deter misappropriation could be undermined in light of the following risks:

•	Non-recognition of the proprietary nature of or inadequate protection of our methodologies in the United States or foreign countries;

•	Undetected misappropriation of our proprietary methodologies; and

•	Development of similar software or applications by our competitors.

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

Although we believe that our products and services do not infringe the intellectual property rights of others, we cannot give any assurances that we can successfully defend an infringement claim. A successful infringement claim against us could materially and adversely affect us in the following ways:

•	We may be liable for damages and litigation costs, including attorneys’ fees;

•	We may be enjoined from further use of the intellectual property;

•	We may have to license the intellectual property, incurring licensing fees;

•	We may have to develop a non-infringing alternative, which could be costly and delay projects; and

•	We may have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

Regardless of the outcome, an infringement claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

You may be subject to dilution.

We have outstanding stock purchase warrants and stock options that could result in dilution for our common stockholders, depending upon the market price of the Company’s common stock from time to time. We may issue additional stock, warrants and options as part of an acquisition or financing transaction.

You should not expect dividends from us.

We do not expect to declare or pay any cash dividends in the near future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to market risk that could affect our future results of operations and financial condition. Refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Report of Independent Certified Public Accountants	35

Consolidated Balance Sheets as of December 31, 2002 and 2001	36

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	37

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	38-39

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	40

Notes to Consolidated Financial Statements	41-59

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Viisage Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Viisage Technology, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viisage Technology, Inc. and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts

February 13, 2003,

except for Note 15,

which is as of March 28, 2003

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share information)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$2,212	$20,662
Restricted cash	1,241	—
Accounts receivable	7,360	4,821
Costs and estimated earnings in excess of billings	23,372	23,331
Other current assets	339	302

Total current assets	34,524	49,116
Property and equipment, net	16,629	18,178
Intangible assets, net	3,147	42
Restricted cash	6,163
Other assets	726	327

	$61,189	$67,663

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,017	$6,724
Current portion of project financing	5,263	4,277

Total current liabilities	12,280	11,001
Obligations under project financing	9,845	10,368

Total liabilities	22,125	21,369

Commitments and Contingencies

Shareholders’ equity:
Common stock, $0.001 par value; 45,000,000 shares authorized; 20,250,817 and 19,656,142 shares issued and outstanding at December 31, 2002 and 2001, respectively	20	20
Additional paid-in capital	63,461	61,161
Accumulated deficit	(24,417)	(14,887)

Total shareholders’ equity	39,064	46,294

	$61,189	$67,663

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

For the Years Ended December 31,

	2002	2001	2000
Revenues	$32,302	$26,280	$27,539
Cost of revenues	25,239	19,602	21,136

Gross margin	7,063	6,678	6,403

Operating Expenses:
Sales and marketing	5,368	809	787
Research and development	4,457	2,054	688
General and administrative	5,069	2,500	2,489
Acquisition expenses	—	1,639
Restructuring charges	824	—	—

Total operating expenses	15,718	7,002	3,964

Operating income (loss)	(8,655)	(324)	2,439
Interest expense, net	875	1,210	1,637

Income (loss) before income taxes	(9,530)	(1,534)	802
Provision for income taxes	—	—	—

Net income (loss)	(9,530)	(1,534)	802
Preferred stock dividends	—	(5)	(327)

Income (loss) applicable to common shareholders before cumulative effect	(9,530)	(1,539)	475
Cumulative effect of implementing EITF 00-27	—	—	(277)

Net income (loss) applicable to common shareholders	$(9,530)	$(1,539)	$198

Basic income (loss) per share before cumulative effect	$(0.48)	$(0.09)	$0.05

Basic income (loss) per share applicable to common shareholders	$(0.48)	$(0.09)	$0.02

Weighted average basic common shares outstanding	20,046	16,265	10,460

Diluted income (loss) per share before cumulative effect	$(0.48)	$(0.09)	$0.03

Diluted income (loss) per share applicable to common shareholders	$(0.48)	$(0.09)	$0.01

Weighted average dilutive common shares outstanding	20,046	16,265	14,504

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 1999	$9	$2,782	$26,545	$(13,546)	$15,790
Exercise of employee stock Options	—	—	193	—	193
Common stock issued for Services	—	—	85	—	85
Common stock issued under employee stock purchase Plan	—	—	57	—	57
Exercise of warrants	—	—	115	—	115
Private placement of common stock, net of expenses	1	—	3,686	—	3,687
Amortization of beneficial conversion feature of preferred stock	—	218	—	(218)	—
Conversion of preferred stock and accrued dividends	1	(1,980)	2,087	—	108
Cumulative effect of change in accounting principle	—	—	277	(277)	—
Preferred stock dividends	—	—	—	(109)	(109)
Net income	—	—	—	802	802

Balance, December 31, 2000	11	1,020	33,045	(13,348)	20,728
Warrants issued for services	—	—	994	—	994
Exercise of employee stock Options	1	—	1,085	—	1,086
Common stock issued for Services	—	—	297	—	297
Common stock issued under employee stock purchase Plan	—	—	51	—	51
Exercise of warrants	3	—	764	—	767
Conversion of debt and accrued Interest	1	—	1,067	—	1,068
Private placement of common stock, net of expenses	2	—	22,750	—	22,752
Conversion of preferred stock and accrued dividends	2	(1,020)	1,108	—	90
Preferred stock dividends	—	—	—	(5)	(5)
Net loss	—	—	—	(1,534)	(1,534)

Balance, December 31, 2001	$20	$—	$61,161	$(14,887)	$46,294

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2001	$20	$—	$61,161	$(14,887)	$46,294
Exercise of employee stock options and warrants	—	—	974	—	974
Common stock issued for services	—	—	699	—	699
Common stock issued under employee stock purchase plan	—	—	51	—	51
Contributed Capital from Lau Acquisition	—	—	576	—	576
Net loss	—	—	—	(9,530)	(9,530)

Balance, December 31, 2002	$20	$—	$63,461	$(24,417)	$39,064

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$(9,530)	$(1,534)	$802
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,197	4,511	2,794
Value of warrants issued for services	—	994	—
Expenses paid in common stock	380	297	85
Loss on disposal of fixed assets	132	—	—
Loss on disposal of intangible assets	75	—	—
Change in operating assets and liabilities, net of effects of acquisitions in 2002:
Accounts receivable	(2,022)	(1,516)	(41)
Costs and estimated earnings in excess of billings	289	3,007	(4,122)
Other current assets	(38)	299	196
Accounts payable and accrued expenses	406	(3,773)	3,710

Net cash provided by (used for) operating activities	(3,111)	2,285	3,424

Cash Flows from Investing Activities:
Purchase of equipment converted to project financing	—	(7,946)	—
Restricted cash	(7,404)	—	—
Purchase of system assets	—	—	(100)
Cash paid for acquisitions	(2,822)	—	—
Additions to property and equipment	(5,702)	(54)	(62)
(Increase) decrease in other assets	(899)	(29)	301

Net cash provided (used for) by investing activities	(16,827)	(8,029)	139

Cash Flows from Financing Activities:
Net revolving credit repayments	—	(2,515)	(3,985)
Proceeds from project financing	4,500	7,946	—
Principal payments on project financing	(4,037)	(4,000)	(4,070)
Net proceeds from issuance of common stock	1,025	24,975	4,051

Net cash provided (used) by financing activities	1,488	26,406	(4,004)

Net increase (decrease) in cash and cash equivalents	(18,450)	20,662	(441)
Cash and cash equivalents, beginning of year	20,662	—	441

Cash and cash equivalents, end of year	$2,212	$20,662	$—

Supplemental Cash Flow Information:
Cash paid during the year for interest	$944	$1,161	$1,529
Non-cash Transactions:
Conversion of convertible debt and accrued interest to common stock	$—	$1,068	$—
Conversion of preferred stock and accrued dividends to common stock	$—	$1,110	$2,087
Directors fees paid in common stock	$380	$297	$85
Assets contributed from Lau Acquisition Corp.	$576	—	—
Value of warrants issued for service	$—	$994	$—
Common stock issued for private placement costs	$319	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

We are the leading provider of advanced technology solutions for identity verification. We focus on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. We combine our systems integration and software design capabilities with our proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve our customers’ ability to move and manage information. Applications can include driver’s licenses, voter registration, national ID’s, law enforcement, social services, access control and PC network and internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles.

Our patented face-recognition technology is focused on five major product application areas. FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership role and technology performance in real-time and large-database applications. The product family of face-recognition applications also includes: FacePASS™ used for physical access control and keyless entry; and FaceFINDER™ for surveillance and identification.

We were incorporated in Delaware on May 23, 1996 as part of the planned reorganization of Lau Acquisition Corp., or Lau. On November 6, 1996, Lau completed the transfer of substantially all of the assets, liabilities and operations of its Viisage Technology division to us in exchange for 5,680,000 shares of our common stock. We completed our initial public offering in November 1996.

As of December 31, 2002, Lau Acquisition Corporation d/b/a Lau Technologies (“Lau”) owned approximately 31% of our outstanding common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Biometrica Systems, Inc. All significant inter-company balances and transactions have been eliminated.

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

Computation of Net Income (Loss) per Share

We follow SFAS No. 128 Earnings Per Share where basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings (loss) per share calculations are as follows (in thousands):

Year Ended December 31,	2002	2001	2000
Net income (loss) available to Common shareholders used in basic and diluted EPS	$(9,530)	$(1,539)	$198

Weighted average common shares used in basic EPS	20,046	16,265	10,460

Effect of dilutive securities:
Convertible preferred stock	—	—	—
Warrants	—	—	2,694
Options	—	—	1,350
Convertible debt	—	—	—

Weighted average common shares and dilutive potential common shares used in diluted EPS	20,046	16,265	14,504

The diluted per share amounts do not reflect the impact of options outstanding, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants, for approximately 3,382,000 shares in 2002, 3,163,000 shares in 2001, and 2,707,000 shares in 2000, because the effect of each is antidilutive.

Contract Revenue and Cost Recognition

We provide services principally under contracts that provide for a fixed price for each system and/or for each identification card produced. Revenue is recognized using the percentage of completion method based on labor costs incurred and/or cards produced. Contract losses, if any, are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings are recorded as a current asset. Billings in excess of costs and estimated earnings and accrued contract costs are recorded as current liabilities. Generally, contracts provide for billing when contract milestones are met and/or cards are produced. Retainages and amounts subject to future negotiation are not material. Costs and estimated earnings in excess of billings include approximately $4.0 million expected to be billed and collected after December 31, 2002.

To a much lesser extent, we recognize revenue related to software licenses in accordance with Statement of Position No. 97-2 Software Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collection is probable and there are no post delivery obligations. Revenue related to software licenses is generally recognized upon shipment and was approximately $200,000 in 2002. There was no revenue from software licenses in 2001 and 2000.

Cash and Cash Equivalents

We consider all highly liquid instruments, with maturity of three months or less when acquired, to be cash equivalents. As of December 31, 2002, cash and cash equivalents of $2.2 million consisted entirely of cash. This number excludes approximately $7.4 million, the use of which is restricted under our term loan agreements.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and payable and short and long-term borrowings, approximate fair values.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are due principally from government agencies and contractors to government agencies, under long term contracts entered into between us and our customers. Billings rendered in connection with work performed are done in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2002 and 2001, management determined that no allowance was necessary.

For 2002, two customers, Connecticut Department of Information Technology and Mississippi Department of ITS each accounted for over 10% of our revenues and an aggregate of 22% of revenues for the year. As of December 31, 2002, the accounts receivable balances for these customers totaled approximately $349,000. For 2001, four customers, Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and Pennsylvania Department of Transportation, each accounted for over 10% of our revenues and an aggregate of 49% of revenues for the year. Accounts receivable for these customers were $2.4 million at December 31, 2001. For 2000, four customers, Ohio Bureau of Motor Vehicles, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Pennsylvania Department of Transportation, and Maryland Department of Transportation, each accounted for over 10% of our revenues and an aggregate of 58% of revenues for the year. The loss of any such customers could have a material adverse impact on our business, operating results and financial condition.

Property and Equipment

Property and equipment are recorded at cost or the lesser of fair value or the present value of minimum lease payments for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or usage-based methods over the estimated useful lives of the related assets (3 to 7 years) or the lease term, whichever is shorter.

Intangible Assets

Intangible assets consist primarily of completed technology, patents, customer lists and other assets primarily arising from the acquisition of a business or business assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 17 years.

	December 31,		Weighted Average Useful Life
	2002	2001
Gross carrying amount:
Patents	$534	$49	17 years
Completed technology	2,384	—	5 years
Customer lists	596	—	10 years

Total intangible assets	3,514	49

Accumulated amortization:		—
Patents	(52)	(7)
Completed technology	(265)	—
Customer lists	(50)	—

Total accumulated amortization	(367)	(7)

Intangible assets, net	$3,147	$42

Amortization expense related to intangible assets for 2002, 2001, and 2000 was approximately $360,000, $3,500 and $3,500 respectively. Estimated amortization of our intangible assets for the next five fiscal years is as follows (in thousands):

Estimated amortization expense
For the year ended December 31, 2003	$560
For the year ended December 31, 2004	$560
For the year ended December 31, 2005	$512
For the year ended December 31, 2006	$408
For the year ended December 31, 2007	$408

Long Lived Assets

We evaluate long-lived assets with finite lives, such as intangible assets, non contract property and equipment and certain other assets, for impairment in accordance with Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets

and for Long-Lived Assets to be Disposed Of and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. We record an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

Research and Development

Research and development costs are charged to expense as incurred.

Software Development

We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. Prior to 2002, we had not capitalized any software development costs because development costs incurred subsequent to the establishment of technological feasibility had not been material. In fiscal year 2002, we capitalized approximately $207,000 in software development costs, which is being amortized over three years. We recorded amortization expense of $34,000 related to this asset in fiscal 2002.

Costs related to software developed for internal use are expensed as incurred until technological feasibility has been reached. Costs for externally purchased software are capitalized and depreciated over its estimated useful life not to exceed five years.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of our net deferred tax asset, we have provided a full valuation allowance against this amount.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly account for employee stock based compensation utilizing the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), which (i) amends FAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have adopted FAS 148 for the fiscal year ended December 31, 2002 and continue to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows (in thousands):

December 31,	2002	2001	2000
Net income (loss) as reported	$(9,530)	$(1,534)	$802
Add: stock based employee compensation expense included in reported net income (loss), net of tax	—	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,279)	(3,036)	(1,183)

Pro forma net income (loss)	$(11,809)	$(4,570)	$(381)

Earnings (loss) per share:
Basic - as reported	$(0.48)	$(0.09)	$0.02
Basic - pro forma	(0.59)	(0.28)	(0.09)
Diluted - as reported	(0.48)	(0.09)	0.01
Diluted - pro forma	(0.59)	(0.28)	(0.09)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on our consolidated financial statements. We initiated and executed a restructuring plan in the fourth quarter of 2002 and, accordingly, recorded restructuring costs in the fourth quarter of 2002 (see Note 12).

3. RELATED PARTY TRANSACTIONS

Debt

During the first quarter of 1999, we issued Lau options to purchase 60,000 shares of our common stock in exchange for Lau’s guarantee of an indemnification obligation of ours. The fair value of the options, amounting to $36,000, was credited to shareholders’ equity and included in deferred financing cost as a component of other assets. The value of these options is being amortized over the 7 year indemnification period and charged to interest expense. The options were exercised in February 2002 at $1.90 per share.

Licenses

In fiscal 2001 and 2000, we obtained from Lau an exclusive, perpetual, worldwide license to use a U.S. patent purchased from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. In 2002, we purchased this patent from Lau as part of the acquisition of Lau’s facial recognition assets.

Other

On January 10, 2002, we acquired the assets of Lau Security Systems (see Note 14), including technology, patents, contracts and distribution channels. In return, we agreed to pay Lau a royalty of 3.1% of facial recognition revenues over the next 12 and one half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. In 2002, this royalty was approximately $108,000 and is included in operating expenses in fiscal 2002.

Under an Administration and Services Agreement that was terminated effective February 1, 2002; Lau provided general accounting, data processing, payroll, certain human resources, employee benefits administration and certain executive services to us. The agreement required us to pay a monthly fee based on the estimated actual cost of such services and permitted us to terminate selected services upon 30 days written notice. In 2001 and 2000 fees were approximately $195,000 and $195,000 respectively. There was no fee related to these services in 2002 as this agreement has been terminated and we are performing these tasks internally. In 2002, we provided administrative services for Lau for an annual fee of approximately $114,000.

A Use and Occupancy Agreement with Lau requires us to pay our proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. The amounts for facilities and services for the years 2002, 2001 and 2000 were approximately $699,000, $360,000 and $360,000 respectively. The increase in 2002 is primarily due to an adjustment of the rental rate to current market lease rates at the time Lau amended its lease term to extend through January of 2004. See Note 7 for lease information.

Our employees participate in various Lau employee benefit plans. We pay our proportionate share of the costs of such plans based on the number of participating employees.

Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

We have purchased certain system components and technical personnel services from Lau. The amounts for such components and services were approximately $522,000 in 2001 and, $200,000 in 2000. No purchases of this nature were made from Lau in 2002. During 2001 and 2000 we provided software development services as a subcontractor to Lau amounting to $203,000 and $345,000 respectively. We provided no software development services to Lau in 2002. We purchased consulting services related to the facial recognition business unit from Lau employees in 2002 totaling approximately $250,000. These agreements, which provide for aggregate annual payments of approximately $250,000, terminate after ten years or at the discretion of the Lau consultants.

At December 31, 2002, 2001, and 2000 we had approximately $50,000, $13,000 and $14,000 of accounts receivable due from Lau, respectively, and approximately $126,000, $156,000 and $95,000 of accounts payable due to Lau, respectively.

We have employment and noncompetition agreements with certain officers. Such agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with us during the terms of their respective agreements and for up to two years thereafter. The agreements also provide for stock options under our stock option plan and for severance payments upon termination under circumstances defined in such agreements.

4. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	December 31,		Weighted Average Useful Life
	2002	2001
System assets held under capital leases	$14,327	$22,680	5 years
System assets	16,216	11,716	5 years
Computer and office equipment	1,185	1,111	5 years

	31,728	35,507
Less—Accumulated depreciation	15,099	17,329

	$16,629	$18,178

During 2002, we had additions to system assets totaling $4,500,000. The net book value of system assets under capital leases was approximately $4.7 million and $8.6 million as of December 31, 2002 and 2001, respectively. We disposed of net fixed assets as part of the restructuring of approximately $156,000. Fully depreciated assets under capital leases totaling approximately $8.1 million have been removed from the above numbers in 2002. Fully depreciated computer equipment totaling approximately $839,000 has also been removed from the above numbers. Depreciation expense on fixed assets for 2002, 2001, and 2000 was approximately $6.8 million $4.5 million and $2.8 million respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$3,441	$2,295
Accrued earned and unbilled costs	1,487	2,797
Accrued payroll and related taxes	393	208
Accrued vacation	478	299
Accrued restructuring costs	420	—
Other accrued expenses	798	1,125

	$7,017	$6,724

6.	LONG TERM DEBT AND PROJECT FINANCING ARRANGEMENTS

In December 2002, we entered into a new loan agreement with a bank that supercedes the original loan agreement for the term loans. The new loan agreement includes the prior term loans and provided for three new term notes aggregating $4.5 million related to three new state contracts. The new term notes in the amounts of $1.8 million, $1.5 million, and $1.2 million bear interest at the rate of 5.25%.

The following table lists the approximate term note information as of December 31, 2002 and 2001 (in thousands):

	Original Loan Amount	Monthly Payment Provisions	Date of Loan	Due Date Of Loan	Interest Rate	Outstanding Principal Balance December 31, 2002	Outstanding Principal Balance December 31, 2001
	$4,000	$84	02/07/2001	06/20/2006	8.00%	$3,044	$3,769
	3,200	72	09/11/2001	03/11/2006	6.25%	2,522	3,200
	1,800	34	12/12/2002	12/31/2007	5.25%	1,800	—
	1,500	27	12/12/2002	04/24/2008	5.25%	1,500	—
	1,200	24	12/12/2002	06/24/2007	5.25%	1,200	—

Total	$11,700	$241				$10,066	$6,969

In accordance with the new loan agreement, the term notes are collateralized by certain assets of ours and the related contract assets. We are required to maintain various financial covenants, including profitability by quarter (as defined), tangible net worth, debt to worth ratio, debt service coverage and limits on capital expenditures. Additionally, in accordance with the new agreement we must maintain $5.0 million of cash on deposit with the lender. This amount is recorded as restricted cash in long term assets.

In December 2002, we amended the two system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At December 31, 2002 and 2001, we had approximately $5.0 million and $7.7 million outstanding under these lease-financing arrangements respectively. In accordance with one project financing arrangement, we are also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. There are no financial covenant requirements under one of the project financing arrangements as we were required to pledge cash as collateral security to be maintained at the bank equal to the outstanding debt balance. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation of approximately $2.4 million at December 31, 2002. Accordingly, we had cash at the bank of approximately $2.4 million at December 31, 2002, of which $1.2 million is recorded as restricted cash in current assets (equal to current obligations) and $1.2 million is included in restricted cash in long term assets.

At December 31 of each year, approximate future minimum lease payments under project financing capital leases and maturities of term notes are as follows (in thousands):

	Capital Leases	Term Notes
Year Ending:
2003	$3,185	$2,313
2004	1,688	2,469
2005	478	2,638
2006	—	1,643
2007	—	872
2008	—	131

Total minimum payments	5,351	10,066
Less—Interest portion	309

Present value of net minimum lease payments	5,042
Less—Current portion	2,950	2,313

Long term portion	$2,092	$7,753

We were in compliance with all debt covenants as of December 31, 2002. We believe that we will remain in compliance with the amended debt covenants. However, this expectation is dependent on achieving our business plan. If we do not meet such covenants, the bank and the lessors could require immediate repayment of outstanding amounts.

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease certain equipment and facilities used in its operations and the shared facilities discussed in Note 3. Rental expense for operating leases for the years 2002, 2001, and 2000 was approximately $1,289,000, $360,000 and $360,000 respectively.

At December 31, 2002, approximate future minimum rentals under the operating leases and lease for shared facilities are as follows (in thousands):

Operating Leases
Year Ending:
2003	$1,296
2004	525

Total minimum lease payments	$1,821

Employment Agreements

We have employment agreements with certain individuals that provide for up to one year of severance payments as a result of early termination by us. The agreements also provide for non competition either directly or indirectly for up to two years after the termination of employment.

8. RETIREMENT BENEFITS

We participate in the Lau 401(k) plan and pay our proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. We may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. Our costs for this plan amounted to approximately $191,000, $99,000 and $91,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

We do not offer any postretirement benefits.

9. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2002, 2001 and 2000 due to the net operating losses, or NOL, or NOL carryovers.

A reconciliation of the federal statutory rate to our effective tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(6.0)	(6.0)	6.0
Valuation allowance recorded	40.0	40.0	(40.0)

	—%	—%	—%

The components and approximate tax effects of our deferred tax assets and liabilities as of December 31, 2002, and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets (liabilities):
Net operating loss carryforwards for tax purposes	$15,728	$11,280
Bases differences related to contract assets	(5,051)	(5,518)
Property, plant and equipment	(140)	(108)
Accruals and other reserves	190	160

Net deferred tax asset before valuation allowance	10,727	5,814
Valuation allowance	(10,727)	(5,814)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of our net deferred tax asset, we have provided a full valuation allowance against this amount.

At December 31, 2002, we have available estimated net operating loss carryforwards for federal tax purposes of approximately $39.3 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2012 through 2022 and are subject to review and possible adjustment by the Internal Revenue Service.

10.	SHAREHOLDERS’ EQUITY

Stock Option Plans

Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the Plans), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in some cases, earlier if certain performance criteria are met. The performance criteria are based on each $1 million increase in Company value up to approximately $1 billion, as adjusted. All options granted under the Plans expire ten years from the date of grant.

In fiscal year 2001, we adopted the “2001 Stock in Lieu of Cash Compensation for Directors Plan” to compensate the non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 800,000 shares of our common stock.

During 2002, our Board of Directors received an aggregate of 61,686 shares of common stock in addition to $40,000 in cash compensation. The fair market value of the common stock on the grant date was approximately $380,000 and was expensed during the year ended December 31, 2002.

At December 31, 2002, we have reserved 3,807,100 shares of common stock for issuance under the management plan, of which 516,601 shares are available for future grants. We have reserved 576,616 shares of common stock for issuance under the directors’ plan, of which 190,000 are available for future grants. In February 2003, our board of directors approved, subject to stockholder approval, an amendment to the management plan to increase the number of shares reserved for issuance thereunder to 4,807,100 shares.

A summary of stock option activity under the Plans is as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding, December 31, 1999	1,689,823	$0.94 – $12.50	$2.38
Granted	336,000	3.19 – 12.25	10.11
Exercised	(75,332)	0.94 – 2.96	2.64
Cancelled	(13,500)	5.92 – 12.25	10.58

Options outstanding, December 31, 2000	1,936,991	$0.94 – $12.50	$3.65
Granted	961,500	0.84 – 3.99	2.98
Exercised	(603,077)	0.84 – 12.25	1.80
Cancelled	(13,334)	1.38 – 12.25	2.57

Options outstanding, December 31, 2001	2,282,080	$0.84 – $12.50	$3.87
Granted	1,578,000	3.08 – 8.41	4.58
Exercised	(414,763)	0.94 – 3.06	2.07
Cancelled	(875,322)	0.94 – 12.50	3.60

Options outstanding, December 31, 2002	2,569,995	$0.84 – $12.50	$4.72

The following table summarizes information about outstanding options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.84 – $1.88	85,666	6.60 years	$1.20	84,332	$1.19
2.25 – 4.04	1,569,734	8.08 years	3.27	415,823	3.58
4.44 – 7.25	692,970	8.88 years	6.02	149,970	5.39
7.80 – 12.50	221,625	6.35 years	12.28	131,375	12.36

$0.84 – $12.50	2,569,995		$4.72	781,500	$4.78

We have computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

	2002	2001	2000
Risk free interest rate	4.0 –5.0%	4.0 –5.0%	5.0 –6.0%
Expected dividend yield	–	–	–
Expected lives	3 –10 years	3 –10 years	3 –10 years
Expected volatility	80%	80%	80%
Fair value of options granted	$3.83	$2.51	$8.55

The total value of options granted under our plans was computed as approximately $6.0 million for 2002, $3.0 million for 2001, and $2.9 million for 2000, respectively. Of these amounts, approximately $1.6 million, $3.0 million and $1.2 million, would have been charged to operations for the years ended December 31, 2002, 2001 and 2000, respectively, for currently vested options. The remaining unvested amount of $4.6 million as of the year ended December 31, 2002, will be amortized over the related future vesting periods.

Employee Stock Purchase Plan

In 1997, we adopted the 1997 Employee Stock Purchase Plan and between 1997 and May 2001 reserved 340,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 2002, 168,947 shares have been issued and options to purchase 6,682 shares of common stock at $3.783 per share were vested under the plan.

Preferred Stock

As of December 31, 2002, there is no outstanding preferred stock.

Common Stock

In February 2002, Lau exercised an option to purchase 60,000 shares of common stock at $1.90 per share, pursuant to an agreement entered into with us in 1999 under which Lau guaranteed a contract indemnification obligation of ours.

At December 31, 2002, we had outstanding warrants, which can be converted into 812,469 shares of common stock, with exercise prices ranging from $10.79 to $12.35 and expiration dates from November 30, 2005 to November 6, 2006.

11.	BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION, AND CONCENTRATIONS OF RISK

We follow SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments.

Operating segments are defined as components of a company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Prior to fiscal 2002 we were engaged in one business, the development and implementation of digital identification systems and solutions. We have an integrated business model: identification solutions through system integration and biometric software. For the years prior to December 31, 2001 we reported one business segment. During fiscal 2002, our direct investment in facial recognition technology has increased due to three acquisitions of facial recognition businesses, which significantly enhanced our portfolio of facial recognition technologies, customers and distribution channels. Due to the impact of the acquisitions on assets and revenues we determined we were in two reportable segments for fiscal 2002 and, accordingly, we reported two operating segments, facial recognition and secure identification.

Secure Identification Segment (SIPS)

Our secure identification business develops and implements digital identification systems and solutions. Our systems can produce identification cards that are virtually tamper proof, and utilize facial recognition and other biometrics with or without cards for the real-time identification (one-to-many) and verification (one-to-one) of individuals. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement and social services. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles.

Facial Recognition Segment (FRS)

We offer several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The human face is a unique and prominent feature that can be easily captured by a digital camera and verified visually in most cases by an individual with little special training. We are concentrating on five principal areas: physical keyless entry and access control; PC network and Internet access security; real-time large database applications; point-of-sale applications, such as ATM’s; and surveillance applications. We have several on-going facial recognition identification projects, including projects with the Massachusetts Department of Transitional Assistance, the Illinois Secretary of State, Illinois State Police, the Centers for Medicare and Medicaid Services, Global Cash Access/Infonox and a number of other installations, including more than 150 surveillance applications in casinos.

The following table provides financial information by segment for fiscal 2002 which is used by the chief operating decision maker in assessing segment performance. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segments resource needs.

December 31, 2002	SIPS	FRS	Total
Credential revenue:	$25,943	$—	$25,943
Facial recognition revenue	1,427	4,932	6,359

Total segment revenue	$27,370	$4,932	$32,302

Segment profit (loss):	$1,088	$(10,618)	$(9,530)
Depreciation and amortization	$6,729	$468	$7,197
Interest expense	$875	$—	$875
Assets:	$55,953	$5,236	$61,189
Expenditures for long lived assets	$4,939	$4,484	$9,423

We did not report business segments prior to 2002. We have not restated our results, outside of revenue, from 2001 or 2000 to provide segment information because it would be impracticable to do so. The following table provides revenue data, by segment, for the years ended December 31, 2001 and 2000.

December 31, 2001	SIPS	FRS	Total
Credential revenue	$22,274	$—	$22,274
Facial recognition revenue	483	3,523	4,006
Total segment revenue	$22,757	$3,523	$26,280

December 31, 2000	SIPS	FRS	Total
Credential revenue	$26,565	$—	$26,565
Facial recognition revenue	407	567	974
Total segment revenue	$26,972	$567	$27,539

Virtually all of our direct revenue has been derived within the United States and account for approximately 100.0%, 95.4%, and 100.0% of total revenues for the years 2002, 2001 and 2000 respectively.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the years ended December 31, secure identification segment customers who accounted for more than 10% of revenues in a given years are as follows:

•	For 2002, two customers accounted for an aggregate of 22%

•	For 2001, four customers accounted for an aggregate of 49%

•	For 2000, four customers accounted for an aggregate of 58%

No single facial recognition customer accounted for over 10% of total revenue in any one year.

12. RESTRUCTURING CHARGES AND ACQUISITION EXPENSES

In connection with the acquisitions and the resulting consolidation of operations, management committed to a restructuring plan in the fourth quarter of 2002. Additionally, the plan was executed in December 2002.

In connection with these actions we recorded restructuring costs of $824,000 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $156,000 for the abandonment and write off of excess property, equipment and leasehold improvements. Additionally $248,000 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to employees. The remaining $420,000 represents an accrual for non-cancelable lease payments for abandoned lease space, less management’s estimates of sublease income. These estimates will be evaluated by management quarterly and are subject to change based on actual events.

All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations for fiscal 2002.

Below is a summary of restructuring costs for the year ended December 31, 2002.

	Charged to Operations	Total Cash Payments	Accrued Restructuring Liabilities at December 31, 2002
Cash Provisions:
Workforce reduction	$248,000	$248,000	$—
Non-cancelable leases	420,000	—	420,000

	668,000	$248,000	$420,000

Non cash:
Write off of excess property and equipment	156,000

Total	$824,000

In 2001, the Company incurred a fourth quarter one-time expense of $1.6 million relating to costs incurred in its attempt to purchase Polaroid Corporation’s Identification Systems Business. These expenses related to legal and professional activities for due diligence as well as financing break up fees associated with this unsuccessful acquisition.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2002 and 2001 (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenues	$6,399	$9,038	$8,109	$8,756
Operating loss	(651)	(2,581)	(2,603)	(2,820)
Net loss	(857)	(2,805)	(2,818)	(3,050)
Net loss applicable to common shareholders	(857)	(2,805)	(2,818)	(3,050)
Basic net loss per share applicable to common shareholders	(0.04)	(0.14)	(0.14)	(0.16)
Diluted net loss per share applicable to common shareholders	(0.04)	(0.14)	(0.14)	(0.16)

2001
Revenues	$6,368	$6,871	$6,116	$6,925
Operating income (loss)	525	505	521	(1,875)
Net income (loss)	218	220	190	(2,162)
Net income (loss) applicable to common shareholders	213	220	190	(2,162)
Basic net income (loss) per share applicable to common shareholders	0.01	0.01	0.01	(0.12)
Diluted net income (loss) per share applicable to common shareholders	0.01	0.01	0.01	(0.12)

The net income (loss) applicable to shareholders reflects the impact of the preferred stock dividends in the first quarter of 2001.

During the fourth quarter of 2002 and 2001, we incurred one time expenses (see Note 12).

14. ACQUISITIONS

On January 10, 2002, we acquired the assets of Lau Security Systems, a division of Lau Technologies, including all of its intellectual property, contracts and distribution channels. The intellectual property acquired from Lau included, among other things, twenty-four U.S. or foreign patent grants or applications for inventions relating to facial recognition technologies or the production of identification cards, the patent acquired by Lau from Daozeng Lu and Simon Lu for verifying the identity of an individual using identification parameters carried on an escort memory, and numerous invention disclosures that are being considered for patent application. The transaction also included an exclusive license of Lau’s rights to use the patented facial recognition technology it licensed from MIT for use in the federal access control field. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company agreed to pay Lau a royalty of 3.1% of the facial recognition revenues over twelve and a half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. As the transaction was between related parties, assets have been recorded at their historical cost basis. The estimated excess of the assets acquired over liabilities assumed has been recorded as additional paid in capital. The future royalty payments will be recorded as an expense as they are incurred and will not be added to the purchase price, as the royalty contains no minimum amount.

The historical values of the assets acquired less liabilities assumed are as follows:

Lau Acquisition
Accounts receivable	$517
Costs and estimated earnings in excess of billings	17
Property, plant and equipment	21
Patents	278
Accounts payable	(257)

Total	$576

The results of fiscal 2002 include the impact of the Lau acquisition from the date of the acquisition, January 10, 2002. Accordingly, we have recorded additional revenue of approximately $2.2 million directly related to the acquisition. We have also recorded an expense for the related royalties of approximately $108,000. Since the impact of the Lau acquisition on operations represents a full year, no pro forma information has been provided for the year ended December 31, 2002.

On March 18, 2002, we acquired the capital stock of Biometrica Systems, Inc., or Biometrica, a former licensee and distributor of our facial recognition technologies in the casino market, for a purchase price of approximately $2.5 million in cash, which includes direct acquisition costs of

$100,000 and additional earn-out payments equal to 5% of revenues (as defined) through 2006. In Biometrica, we acquired a large face recognition customer base; facial recognition engineers; marketing expertise for opening new markets; and intellectual property for integrated biometric cameras, DVR technology and wireless facial recognition technology. Biometrica’s assets included, among other things, intellectual property relating to the BiometriCam, a compact camera with built-in facial recognition software. The acquisition was accounted for as a purchase, and the purchase price has been allocated to net assets acquired based on their estimated fair values. We have recorded approximately $240,000 in amortization related to the acquired intangible assets from the date of the acquisition through December 31, 2002. The operating results of Biometrica have been included since the date of the acquisition, March 18, 2002, (approximately $596,000 in revenue). The impact of the first two months of operations was not material and, accordingly, pro forma information has not been provided for the year ended December 31, 2002. The total earnout recorded in 2002 was approximately $12,000.

The $2.5 million purchase price was allocated as follows: $1.9 million was assigned to the BiometriCam intellectual property and $596,000 was assigned to customer contracts. These intangible assets will be amortized over their weighted average useful life of approximately 7 years.

On June 3, 2002, we acquired all of the intellectual property and related assets of the Miros division of eTrue.com, a major face recognition firm with customer installations across the globe, for approximately $275,000 in cash. In addition to acquiring patented technology, including Miros’ TrueFace® software, we also gained access to an established customer base and new distribution channels. The purchase price of $275,000 represents technology and has been allocated to intangible assets. This intangible asset is being amortized over three years.

The summary table below, prepared on an unaudited pro forma basis, combines our results of operations with the results of operations of Lau Security Systems and Biometrica as if the acquisition had occurred on January 1, 2001. The pro forma results do not include the acquisition of Etrue.com, as the impact was not material. The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the year presented and are not indicative of future operating results.

December 31,	2001
Revenues	$28,528
Net loss	(1,794)
Basic loss per share	(0.11)
Diluted loss per share	(0.11)

15. SUBSEQUENT EVENTS

On March 28, 2003, we entered into a securities purchase agreement with ZN Vision Technologies AG, a German provider of facial recognition and computer vision technologies, and all of the shareholders of ZN. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the capital stock of ZN. As consideration for the shares of ZN, we will pay approximately $13,000 in cash and an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under ZN’s option plan, which we will assume upon the closing of the acquisition. The acquisition is expected to be completed in July 2003 and is subject to approval by our stockholders.

16. VALUATION AND QUALIFYING ACCOUNTS

We had no valuation reserves for accounts receivable for the years ended 2002, 2001, and 2000.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption “Election of Directors” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning executive officers required under this item is contained in Part I of this Form 10-K under the caption “Officers.”

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the material contained under the caption “Executive Compensation” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference from the material contained under the caption “Security Ownership” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required under this item is incorporated herein by reference from the material contained under the caption “Certain Relationships and Related Transactions” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 14. Controls and Procedures

Within 90 days before the filing of this report, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Our disclosure controls and procedures and the controls and other procedures that it designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with the Securities and Exchange Commission. Bernard C. Bailey, our Chief Executive Officer, and William Aulet, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Bailey and Aulet concluded that, as of the date of their evaluation, the Company’s disclosure controls were effective.

Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a), (d) Financial Statements and Schedules

For a list of financial statements included herein see Index on page 34.

All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on January 25, 2002, to report the asset purchase agreement to acquire the facial recognition business of Lau Acquisition Corp.

(c) Exhibits

See Exhibit Index on pages 62 through 64.

EXHIBIT INDEX

Exhibit No.	Note	Description

2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

3.1	(a)	Restated Certificate of Incorporation of the Company.

3.2	(m)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.3	(a)	By-Laws of the Company.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(h)	Certificate of Designation of series B convertible preferred stock.

3.6	(m)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 9, 2001.

3.7	(m)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

4.1	(a)	Specimen certificates for shares of the Company’s Common Stock.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

10.2	(a)	Form of Administration and Services Agreement between the Company and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between the Company and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between the Company and Facia Reco Associates, Limited Partnership.

10.5	(h)	1996 Management Stock Option Plan, as amended.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(h)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between the Company and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between the Company and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11	(a)	Contract between the Company and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between the Company and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.14	(f)	Purchase Agreement (Project Finance Facility) between the Company and Sanwa Business Credit Corporation, dated as of November 20, 1998, as amended.

10.17	(h)	Securities Purchase Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.18	(h)	Registration Rights Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.19	(h)	Common Stock Purchase Warrants dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.20	(h)	Subcontract Agreement, dated December 6, 1999 between the Company and Compaq Computer Corporation.

10.21	(h)	Securities Purchase Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.22	(h)	Registration Rights Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.23	(h)	Common Stock Purchase Warrants, dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.24	(h)	Securities Purchase Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.25	(h)	Registration Rights Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.26	(h)	Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.27	(h)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.28	(h)	Letter Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.29	(i)	Security Agreement dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.30	(i)	Collateral Assignment of “Unencumbered” Customer Contracts dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.31	(i)	Loan Agreement, dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.32	(i)	Security Agreement dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.33	(i)	Revolving Credit Note dated June 15, 2000, by the Company in favor of Commerce Bank & Trust Co.

10.34	(j)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.35	(k)	Employment agreement dated as of November 3, 2001 between the Company and Thomas J. Colatosti.

10.36	(l)	Common Stock and Warrants Purchase Agreement among the Company and the Investors named therein, dated as of December 14, 2001 (including Exhibit B – Form of Warrant).

10.37	(l)	Form of Registration Rights Agreement among the Company and the Investors named therein, dated as of December 14, 2001.

10.38	(n)	Asset Purchase Agreement dated as of January 10, 2002, by and between the Company and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(n)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Denis Berube.

10.40	(n)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Joanna Lau.

10.41	(o)	Employment Agreement dated as of March 5, 2002 by and between the Company and Milton A. Alpern.

10.42	(o)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(r)	Employment agreement dated June 27, 2002 between the Company and Bernard C. Bailey.

10.44	(r)	Employment agreement dated December 21, 2002 between the Company and Jack Dillon.

10.45	(r)	Employment agreement dated December 21, 2002 between the Company and William Aulet.

10.46	(r)	Employment agreement dated October 31, 2002 between the Company and James P. Ebzery.

10.47	(r)	Employment agreement dated August 7, 2002 between the Company and Sean F. Mack

10.48	(q)	License and Distribution agreement dated May 11, 2002 between the Company and Hummingbird Defense Systems, Inc.

23.1	(r)	Consent of BDO Seidman, LLP.

99.1	(r)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	(r)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibit Index

Note	Description

(a)	Filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Original agreement filed as an exhibit to the Company’s Form S-1 (File No. 333-10649) Registration Statement dated November 4, 1996.

(g)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1997.

(h)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1999.

(i)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(j)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(k)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(l)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2001.

(m)

Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002. Exhibit 3.7 was filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(n)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 25, 2002.

(o)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(p)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(q)	Filed as exhibit 10 to the Company’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(r)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2003.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD BAILEY
Bernard Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on the 27th day of March 2003:

Signature		Title

By:	/s/ DENIS K. BERUBE Denis K. Berube	Chairman of the Board of Directors

By:	/s/ BERNARD BAILEY Bernard Bailey	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM AULET William Aulet	Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ SEAN F. MACK Sean F. Mack	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

By:	/s/ CHARLES E. LEVINE Charles E. Levine	Director

By:	/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director

By:	/s/ PETER NESSEN Peter Nessen	Director

By:	/s/ THOMAS J. REILLY Thomas J. Reilly	Director

By:	/s/ PAUL T. PRINCIPATO Paul T. Principato	Director

CERTIFICATIONS

I, Bernard Bailey, certify that:

1.	I have reviewed this annual report on Form 10-K of Viisage Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ BERNARD BAILEY
Bernard Bailey (Chief Executive Officer)

CERTIFICATIONS

I, William Aulet, certify that:

1.	I have reviewed this annual report on Form 10-K of Viisage Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ WILLIAM AULET
William Aulet (Principal Financial Officer)