Form 10-Q
period 2003-03-30
VIISAGE TECHNOLOGY INC
filed 2003-05-14
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Porter Road, Littleton, MA	01460
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 952-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     ☐Yes     ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common stock, $.001 par value	20,345,914

VIISAGE TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2003

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	March 30, 2003	*December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,783	$2,212
Restricted cash	1,098	1,241
Accounts receivable	5,434	7,360
Costs and estimated earnings in excess of billings	24,128	23,372
Other current assets	680	339

Total current assets	33,123	34,524
Property and equipment, net	14,809	16,629
Intangible assets, net	3,145	3,147
Restricted cash	6,015	6,163
Other assets	792	726

	$57,884	$61,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,709	$7,017
Current portion of project financing	5,204	5,263

Total current liabilities	11,913	12,280
Project financing	8,607	9,845

Total liabilities	20,520	22,125

Shareholders’ equity	37,364	39,064

	$57,884	$61,189

* Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

Viisage Technology, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Revenues	$8,591	$6,399
Cost of revenues	6,594	5,085

Gross margin	1,997	1,314

Operating expenses:
Sales and marketing	1,411	862
Research and development	945	506
General and administrative	1,093	597

Total operating expenses	3,449	1,965

Operating loss	(1,452)	(651)
Interest expense	219	206

Loss before income taxes	(1,671)	(857)
Provision for income taxes	63	—

Net loss	$(1,734)	$(857)

Net loss per basic and diluted shares	$(0.09)	$(0.04)

Weighted average basic and diluted shares	20,258	19,822

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash Flows from Operating Activities:
Net loss	$(1,734)	$(857)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of effects of acquisitions:
Depreciation and amortization	1,968	1,558
Directors fees paid in common stock	30	65
Change in operating assets and liabilities:
Accounts receivable	1,926	(957)
Costs and estimated earnings in excess of billings	(756)	(2,257)
Other current assets	(371)	(271)
Accounts payable and accrued expenses	(308)	783

Net cash provided by (used for) operating activities	755	(1,936)

Cash Flows from Investing Activities:
Decrease in restricted cash	291	—
Additions to property and equipment	(29)	(568)
Cash paid for an acquisition	—	(2,422)
Increase in other assets	(183)	(15)

Net cash provided by (used for) investing activities	79	(3,005)

Cash Flows from Financing Activities:
Net revolving credit borrowings	—	—
Principal payments on project financing	(1,297)	(1,112)
Net proceeds from issuance of common stock	34	195

Net cash used for financing activities	(1,263)	(917)

Net decrease in cash and cash equivalents	(429)	(5,858)
Cash and cash equivalents, beginning of period	2,212	20,662

Cash and cash equivalents, end of period	$1,783	$14,804

Supplemental Cash Flow Information:
Cash paid during the period for interest	$236	$162

Non Cash Activities:
Directors fees paid in common stock	$30	$65

Services paid in common stock	$—	$320

Net assets acquired from Lau Technologies	$—	$1,598

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

Our patented face-recognition technology is focused on three major product application areas.

•	FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER™ is deployed in the world’s largest face-recognition application with a database of more than 12.1 million enrolled images and is growing by 15,000 new images per day.

•	FacePASS™ for physical access control and keyless entry; and

•	FaceFINDER™ for surveillance and identification.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 30, 2003 and December 31, 2002, and for the three month periods ended March 30, 2003 and March 31, 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The financial statements as of and for the three months ended March 31, 2002 include the assets and liabilities of Biometrica Systems, Inc. (“Biometrica”) as of March 31, 2002 and the results of its operations and its cash flows from March 18, 2002 (date of acquisition) to March 31, 2002. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 30, 2003 and for the three month periods ended March 30, 2003 and March 31, 2002, have been made. The results of operations for the period ended March 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Stock-Based Compensation

At March 31, 2003, we account for our stock-based compensation plans using the intrinsic value method, in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 30, 2003	March 31, 2002
Net loss as reported	$(1,734)	$(857)
Add: stock based employee compensation expense included in reported net loss, net of tax	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(602)	(1,005)

Pro forma net loss	$(2,336)	$(1,862)

Loss per share:
Basic – as reported	$(0.09)	$(0.04)
Basic – pro forma	(0.12)	(0.09)
Diluted – as reported	(0.09)	(0.04)
Diluted – pro forma	(0.12)	(0.09)

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	March 30, 2003	March 31, 2002
Risk free interest rate	4.0–5.0%	4.0–5.0%
Expected dividend yield	—	—
Expected lives	3–10 years	3–10 years
Expected volatility	80%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 3,735,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the March 30, 2003 dilutive net loss per share calculation. The impact of approximately 3,532,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the March 31, 2002 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3.    INCOME TAXES

No provision for federal income taxes has been made for the periods ended March 30, 2003 and March 31, 2002 due to the net loss in both periods. The provision for state income taxes for the period ended March 30, 2003 was approximately $63,000. There was no provision for state income taxes for the period ended March 31, 2002.

4.    RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Currently, Lau Technologies, or Lau, owns approximately 31% of our common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2002 Annual Report on Form 10-K for further discussion.

5.    BUSINESS SEGMENTS

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

Prior to fiscal 2002, we were engaged in one business, the development and implementation of digital identification systems and solutions. We have an integrated business model: identification solutions through system integration and biometric software. For the year prior to December 31, 2002 we reported one business segment. During fiscal 2002, our direct investment in facial recognition technology increased due to three acquisitions of facial recognition businesses, which significantly enhanced our portfolio of facial recognition technologies, customers and distribution channels. Due to the impact of the acquisitions on assets and revenues we determined that it would be appropriate to begin reporting our financial results in two segments and, accordingly, we now report two operating segments: secure identification and facial recognition.

Secure Identification Products and Services (SIPS)

Our secure identification business designs and implements digital identification systems and solutions. Our systems can produce identification cards that are virtually tamper proof, and utilize facial recognition and other biometrics with or without cards for the real-time identification (one-to-many) and verification (one-to-one) of individuals. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement and social services. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles.

Facial Recognition Segment (FRS)

We offer several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The human face is a unique and prominent feature that can be easily captured by a digital camera and verified visually in most cases by an individual with little special training. We are concentrating on four principal areas: physical keyless entry and access control; real-time large database applications; point-of-sale applications; and surveillance applications. We have several on-going facial recognition identification projects, including projects with the Illinois Secretary of State, Illinois State Police, the state of Connecticut Department of Information Technology, the state of Mississippi Department of Information Technology Services and a number of other installations, including more than 110 surveillance applications in casinos.

The following table provides financial information by segment for the three months ended March 30, 2003 and March 31, 2002, which is used by the chief operating decision maker in assessing segment performance. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenues are reported within the segments by customer contracts. Within the secure identification segment there is a component of the contract that utilizes our facial recognition technology. The following table identifies the value of facial recognition revenue that is included in the secure identification segment.

Three Months Ended 03/30/03	SIPS	FRS	Total
Credential revenue	$6,906	$—	$6,906
Facial recognition revenue	331	1,354	1,685

Total segment revenue	$7,237	$1,354	$8,591

Segment profit (loss) before taxes	$31	$(1,702)	$(1,671)
Depreciation and amortization	$1,814	$154	$1,968
Interest expense	$219	$—	$219
Total Assets	$52,840	$5,044	$57,884
Expenditures for long lived assets	$—	$29	$29

Three Months Ended 03/31/02	SIPS	FRS	Total
Credential revenue	$5,715	$—	$5,715
Facial recognition revenue	161	523	684

Total segment revenue	$5,876	$523	$6,399

Segment profit (loss)	$416	$(1,273)	$(857)
Depreciation and amortization	$1,554	$4	$1,558
Interest expense	$206	$—	$206
Total Assets	$62,506	$5,972	$68,478
Expenditures for long lived assets	$82	$2,923	$3,005

Virtually all of our direct revenue has been derived within the United States for the three months ended March 30, 2003, and March 31, 2002, respectively.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three months ended March 30, 2003, two customers accounted for an aggregate of 34%

•	For the three months ended March 31, 2002, four customers accounted for an aggregate of 49%

No single facial recognition customer accounted for over 10% of our total revenue in either three month period.

6.    ACQUISITIONS

On March 28, 2003, we entered into a securities purchase agreement with ZN Vision Technologies AG, a German provider of facial recognition and computer vision technologies, and all of the shareholders of ZN. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the capital stock of ZN. As consideration for the shares of ZN, we will pay approximately $13,000 in cash and issue an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under ZN’s option plan, which we will assume upon the closing of the acquisition. The acquisition is expected to be completed in the third quarter of 2003 and is subject to approval by our stockholders.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2002 Annual Report on Form 10-K and in this Form 10-Q.

OVERVIEW

We are the leading provider of advanced technology solutions for identity verification. We began operations in 1996, providing integrated solutions to capture facial images, demographic information and other biometric identifiers, produce identification cards and create relational databases containing this information. Since our inception, we have also been acquiring and developing proprietary facial recognition technologies for a variety of applications. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. We have captured approximately 32% of the domestic driver’s license market. Our products annually produce more than 28 million identification documents at more than 1,800 locations in 19 states. We have also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. In 2002, we completed three acquisitions through which we enhanced our portfolio of facial recognition technologies and acquired customers and distribution channels. Our patented face-recognition technology is focused on three major product application areas:

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

Secure Identification Segment

Our secure identification segment accounted for approximately 91.8% and 84.2% of our revenues in the three-month periods ended March 31, 2002 and March 30, 2003, respectively. Secure identification involves the design and implementation of integrated software and hardware solutions that produce identification cards utilizing facial recognition and other biometrics.

We provide systems and services principally under contracts that typically have five to seven year terms and several optional annual renewals after the initial contract term. Contracts generally provide for a fixed price for the system and/or for each identification card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment.

Facial Recognition Segment

Our facial recognition segment accounted for approximately 8.2% and 15.8% of our revenues in the three-month periods ended March 31, 2002 and March 30, 2003, respectively. Approximately 18.3% of our facial recognition revenues in the three months ended March 30, 2003 were derived from casino surveillance applications, the remaining 81.7% were derived from applications designed to deter criminal and terrorist activities.

POTENTIAL ACQUISITION

On March 28, 2003, we entered into a securities purchase agreement with ZN Vision Technologies AG, a German provider of facial recognition and computer vision technologies, and all of the shareholders of ZN. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the capital stock of ZN. As consideration for the shares of ZN, we will pay a nominal amount of cash and an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under ZN’s option plan, which we will assume upon the closing of the acquisition. Following the closing of the acquisition, ZN will become a wholly owned subsidiary of Viisage and serve as the base of our European operations. We expect the acquisition to be completed in the third quarter of 2003.

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

Revenue related to software licenses is recognized in accordance with Statement of Position No. 97-2 Software Revenue Recognition. We recognize revenue when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the sales price is fixed and determinable;

•	collection is probable; and

•	there are no post delivery obligations.

Revenue related to software licenses is generally recognized upon shipment. For contracts based on milestones, revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. These milestones are specific events or deliverables clearly identified in the contract. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements.

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

We also take into consideration the fact that, although it has never occurred, any one of our contracts could be terminated for reasons such as lack of performance. If our estimates as to labor costs, consumable inventory levels, maintenance costs or the volume of cards that will be produced are materially incorrect, it could have a material adverse effect on our financial results.

Management has discussed the use and impact of these critical accounting policies and estimates with the audit committee of our Board of Directors.

RESULTS OF OPERATIONS

Revenues from our secure identification segment are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues from our facial recognition segment are derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. Revenues for the first quarter of 2003 were approximately $8.6 million, compared to approximately $6.4 million for the first quarter of 2002. The 34.3% increase in revenues derives from increases of approximately $1.4 million, or 23.2%, in the secure identification segment and $831,000, or 159.1%, in the facial recognition segment. These increases primarily reflect our performance on new contracts awarded in the fourth quarter of 2002.

Gross margins increased to 23.2% in the first quarter of 2003 from 20.5% in the first quarter of 2002. The overall increase in gross margin is attributable to the margin improvement in our facial recognition segment, which increased to 46.0% in the first quarter of 2003 from 30.3% in the first quarter of 2002. Our overall margin increase is also due to the large increase in facial recognition revenues, and their corresponding higher margins, between the two periods. Margins in the secure identification segment decreased to 19.0% in 2003 from 19.7% in 2002. This decrease was due to the impact of recently won competitive awards at lower margins.

Sales and marketing expenses increased approximately $549,000, from $862,000 in the first quarter of 2002 to $1.4 million in the first quarter of 2003. As a percentage of revenue, sales and marketing expenses increased from 13.5% in the first quarter of 2002 to 16.4% in the first quarter of 2003. The increase is primarily due to our investment in pursuing facial recognition opportunities and the pursuit of significant opportunities in the secure identification marketplace. The result of this investment can be seen in the increase to our revenue, backlog, and customer base. We expect to continue this investment in sales and marketing.

Research and development expenses increased approximately $439,000, from $506,000 in the first quarter of 2002 to $945,000 in the first quarter of 2003. As a percentage of revenue, research and development expenses increased from 7.9% in the first quarter of 2002 to 11.0% in the first quarter of 2003. The increase is due principally to our continued investment in facial recognition technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through the recent acquisitions. We expect to continue to invest in product development in fiscal 2003.

General and administrative expenses increased by approximately $496,000, from $597,000 in the first quarter of 2002 to $1.1 million in the first quarter of 2003. As a percentage of revenue, general and administrative expenses increased from 9.3% in the first quarter of 2002 to 12.7% in the first quarter of 2003. The increase is due to the logistical support required to grow our facial recognition business through acquisitions while continuing to meet the financing requirements created by our expanding operations. The increase includes $225,000 for our newly created strategic development department, $150,000 of expenses related to pursuing new financing opportunities, and the creation of a Chief Financial Officer position.

Interest expense increased approximately $13,000 in the first quarter of 2003 over the first quarter of 2002. This represents a decrease to 2.5% from 3.2% of revenue for the quarter to quarter period. The increase in interest expense reflects the additional debt financing required to fund performance on 2002 contract awards.

No provision for federal income taxes has been made for the three month periods ended March 30, 2003 and March 31, 2002 due to the net loss in both periods. The provision for state income taxes for the periods ended March 30, 2003 was approximately $63,000. There was no provision for state income taxes for the period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $1.8 million at March 30, 2003, which consisted entirely of cash. This amount excludes approximately $7.1 million which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2002 were approximately $2.2 million, which consisted entirely of cash. This number excludes approximately $7.4 million which is restricted under our term loan agreements and project financing.

In the three month period ended March 30, 2003 cash provided by operating activities was approximately $755,000, which stems from our net loss of approximately $1.7 million, offset by non cash charges for depreciation and amortization of approximately $2.0 million, and cash provided by the net decrease in operating assets of approximately $491,000.

Accounts receivable decreased approximately 26.2% from $7.4 million at December 31, 2002 to $5.4 million at March 30, 2003 due to the timing of billings and more efficient collections.

Costs and estimated earnings in excess of billings increased approximately 3.2% from $23.4 million at December 31, 2002 to $24.1 million at March 30, 2003, and reflect the unbilled accumulation of costs on contracts in progress.

Accounts payable and accrued expenses decreased approximately 4.4% from $7.0 million at December 31, 2002 to $6.7 million at March 30, 2003 due to the timing of payables.

In December 2002, we entered into a new loan agreement with a bank that superceded the original loan agreement for our term loans. The new loan agreement includes the prior term loans and provided for three new term notes aggregating $4.5 million related to three new state contracts. The new term notes in the amounts of $1.8 million, $1.5 million, and $1.2 million bear interest at the rate of 5.25% per annum. The following table lists the approximate term note information as of March 30, 2003 (in thousands):

	Original Loan Amount	Principal Balance	Monthly Payment Provisions	Date of Loan	Due Date Of Loan	Interest Rate
	$ 4,000	$2,853	$ 84	02/07/2001	06/20/2006	8.00%
	3,200	2,345	72	09/11/2001	03/11/2006	6.25%
	1,800	1,721	34	12/12/2002	12/31/2007	5.25%
	1,500	1,440	27	12/12/2002	04/24/2008	5.25%
	1,200	1,142	24	12/12/2002	06/24/2007	5.25%

Total	$11,700	$9,501	$241

In accordance with the new loan agreement the term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain various financial covenants, including profitability by quarter (as defined), tangible net worth, debt to net worth ratio, debt service coverage and limits on capital expenditures. Additionally, in accordance with the new agreement, we must maintain $5.0 million of cash on deposit with the lender. This amount is recorded as restricted cash in long term assets.

In December 2002, we amended two system project lease financing arrangements with commercial leasing organizations. Pursuant to these arrangements, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. In accordance with one project financing arrangement we are also required to maintain certain financial ratios and minimum levels of tangible capital funds, as defined. These project lease arrangements are accounted for as capital leases. At March 30, 2003 we had approximately $4.3 million outstanding under these lease-financing arrangements. There are no financial covenant requirements under one of the project financing arrangements as we were required to pledge cash as collateral security to be maintained at the bank equal to the outstanding debt balance. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation of approximately $2.1 million at March 30, 2003. Accordingly, we had cash at the bank of approximately $2.1 million at March 30, 2003, of which $1.1 million is recorded as restricted cash in current assets (equal to current obligations) and $1.0 million is included in restricted cash in long term assets.

We were in compliance with all debt covenants as of March 30, 2003. We are currently in discussions with our primary bank lender with regard to possible modification of the financial covenants in our loan agreement. If we are not successful in modifying such covenants or obtaining additional financing, it is possible that we will be in default of such covenants, in which case our lenders could require immediate repayment of all amounts outstanding under the facility. As of March 30, 2003, there was approximately $13.8 million outstanding under our credit facilities.

In order to meet our 2003 plan, we project the need to raise approximately $9.0 million of additional financing. We currently intend to meet this need by obtaining additional bank debt or equipment lease financing. In addition, if we are successful in winning additional contracts incremental to our 2003 plan, we may need to raise financing. We are currently in discussions with a number of sources to secure such financing. There can be no assurances that we will secure such financing or that such financing will be available on favorable terms.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements below under the heading “Factors That May Affect Future Results” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have a significant amount of indebtedness. As of March 30, 2003, we had approximately $13.8 million in short and long-term debt and lease financing. Our leverage could have important consequences to us including:

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

For the three months ended March 30, 2003, two customers each accounted for over 10% of our revenues and an aggregate of approximately 34% of revenues. The loss of any significant customer could cause our revenue to decline and thus have an adverse material effect on our business and financial condition.

We have a history of operating losses.

Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At March 30, 2003, we had an accumulated deficit of approximately $26.2 million. We intend to continue to invest in the development of our biometrics technologies and thus we cannot predict when or if we will ever achieve overall profitability.

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

We license substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to market risk that could affect our future results of operations and financial condition.

ITEM 4 – CONTROLS AND PROCEDURES

(a)    Disclosure controls and procedures.    Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Bernard C. Bailey, our President and Chief Executive Officer, and William Aulet, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Bailey and Aulet concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)    Internal controls.    Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

VIISAGE TECHNOLOGY, INC.

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

Restrictions Upon the Payment of Dividends

We are prohibited under our borrowing arrangements from paying any cash dividends.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on March 31, 2003, to report the execution of a securities purchase agreement with ZN Vision Technologies AG, a German corporation, and all of the shareholders of ZN relating to the acquisition of ZN.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIISAGE TECHNOLOGY, INC.

Date: May 14, 2003	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ WILLIAM AULET
William Aulet Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Bernard C. Bailey, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q of Viisage Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey Chief Executive Officer (Principal Executive Officer)

I, William Aulet, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q of Viisage Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ WILLIAM AULET
William Aulet Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of the Company’s Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.