Form 10-Q
period 2003-06-29
VIISAGE TECHNOLOGY INC
filed 2003-08-13
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 30 Porter Road, Littleton, MA (Address of principal executive offices)	04-3320515 (I.R.S. Employer Identification No.) 01460 (Zip Code)

(978) 952-2200

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes    ☐ No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     ☐Yes     ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common stock, $.001 par value	20,360,840

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED JUNE 29, 2003

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	June 29, 2003	*December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,173	$2,212
Restricted cash	—	1,241
Accounts receivable	6,805	7,360
Costs and estimated earnings in excess of billings	24,406	23,372
Other current assets	591	339

Total current assets	32,975	34,524
Property and equipment, net	15,454	16,629
Intangible assets, net	3,018	3,147
Restricted cash	5,120	6,163
Other assets	1,887	726

	$58,454	$61,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,371	$7,017
Current portion of project financing	6,174	5,263

Total current liabilities	13,545	12,280
Project financing	8,839	9,845

Total liabilities	22,384	22,125
Shareholders’ equity	36,070	39,064

	$58,454	$61,189

*	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues	$10,184	$9,038	$18,775	$15,437
Cost of revenues	8,193	7,468	14,787	12,553

Gross margin	1,991	1,570	3,988	2,884

Operating Expenses:
Sales and marketing	1,138	1,700	2,549	2,562
Research and development	937	1,315	1,882	1,821
General and administrative	1,033	1,136	2,126	1,734

Total operating expenses	3,108	4,151	6,557	6,117

Operating loss	(1,117)	(2,581)	(2,569)	(3,233)
Interest expense	231	224	450	429

Loss before income taxes	(1,348)	(2,805)	(3,019)	(3,662)
Provision for income taxes	—	—	63	—

Net loss	(1,348)	(2,805)	(3,082)	(3,662)

Net loss per basic and diluted shares	$(0.07)	$(0.14)	$(0.15)	$(0.18)

Weighted average basic and diluted shares	20,351	19,960	20,305	19,891

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net loss	$(3,082)	$(3,662)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of effects of acquisitions:
Depreciation and amortization	4,056	2,855
Directors fees paid in common stock	120	170
Change in operating assets and liabilities:
Accounts receivable	555	(1,006)
Costs and estimated earnings in excess of billings	(1,034)	(2,393)
Other current assets	(371)	(564)
Accounts payable and accrued expenses	354	1,309

Net cash provided by (used for) operating activities	598	(3,291)

Cash Flows from Investing Activities:
Decrease in restricted cash	2,284	—
Additions to property and equipment	(2,039)	(913)
Cash paid for an acquisition	—	(2,747)
Cash paid for acquisition expenses	(758)	—
Increase in other assets	(533)	(208)

Net cash used for investing activities	(1,046)	(3,868)

Cash Flows from Financing Activities:
Net proceeds from long-term borrowing	2,018	—
Principal payments on project financing	(2,697)	(2,148)
Net proceeds from issuance of common stock	88	603

Net cash used for financing activities	(591)	(1,545)

Net decrease in cash and cash equivalents	(1,039)	(8,704)
Cash and cash equivalents, beginning of period	2,212	20,662

Cash and cash equivalents, end of period	$1,173	$11,958

Supplemental Cash Flow Information:
Cash paid during the period for interest	$471	$431

Non Cash Activities:
Equipment purchased under capital leases	$584	$—

Directors fees paid in common stock	$120	$170

Services paid in common stock	$—	$320

Net assets acquired from Lau Technologies	$—	$1,384

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

Our patented face-recognition technology is focused on three major product application areas.

•	FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER™ is deployed in the world’s largest face-recognition application with a database of more than 14.5 million enrolled images and is growing by 15,000 new images per day.

•	FacePASS™ for physical access control and keyless entry; and

•	FaceFINDER™ for surveillance and identification.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 29, 2003 and December 31, 2002, and for the three and six month periods ended June 29, 2003 and June 30, 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The financial statements as of and for the three and six months ended June 30, 2002 include the assets and liabilities of Biometrica Systems, Inc. (“Biometrica”) as of June 30, 2002 and the results of its operations and its cash flows from March 18, 2002 (date of acquisition) to June 30, 2002. All inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 29, 2003 and for the three and six month periods ended June 29, 2003 and June 30, 2002, have been made. The results of operations for the three and six month periods ended June 29, 2003 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

We account for our stock-based compensation plans using the intrinsic value method, in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accountingfor Stock-Based Compensation—Transition and Disclosure, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss as reported	$(1,348)	$(2,805)	$(3,082)	$(3,662)
Add: stock based employee compensation expense included in reported net loss, net of tax	—	—	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,061)	(672)	(1,663)	(1,677)

Pro forma net loss	$(2,409)	$(3,477)	$(4,745)	$(5,339)

Loss per share:
Basic—as reported	$(0.07)	$(0.14)	$(0.15)	$(0.18)
Basic—pro forma	(0.12)	(0.17)	(0.23)	(0.27)
Diluted—as reported	(0.07)	(0.14)	(0.15)	(0.18)
Diluted – pro forma	(0.12)	(0.17)	(0.23)	(0.27)

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	June 29, 2003	June 30, 2002
Risk free interest rate	4.0–5.0%	3.7–5.0%
Expected dividend yield	—	—
Expected lives	3-10 years	3-10 years
Expected volatility	80%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 3,534,000 shares of common stock equivalents consisting of certain outstanding options and stock warrants were not reflected in the June 29, 2003 dilutive net loss per share calculation. The impact of approximately 2,643,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the June 30, 2002 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

3.    INCOME TAXES

No provision for federal income taxes has been made for the three and six month periods ended June 29, 2003 and June 30, 2002 due to the net loss in both periods. The provision for state income taxes for the six month period ended June 29, 2003 was approximately $63,000. There was no provision for state income taxes for the three month period ended June 29, 2003 and for the three and six month periods ended June 30, 2002.

4.    RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Currently, Lau Technologies, or Lau, owns approximately 30% of the Company’s common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2002 Annual Report on Form 10-K for further discussion.

In May 2003 we entered into a loan agreement with Lau Technologies which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes, totaling $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of June 29, 2003 we had approximately $3.7 million outstanding under this loan agreement, leaving approximately $3.3 million available for future needs.

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

Secure Identification Products and Solutions (SIPS)

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

Facial Recognition Segment (FRS)

We offer several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The human face is a unique and prominent feature that can be easily captured by a digital camera and verified visually in most cases by an individual with little special training. We are concentrating on four principal areas: real-time large database applications; physical keyless entry and access control; screening applications; and surveillance applications. We have several on-going facial recognition identification projects, including projects with the Pinellas County Sheriff’s Office, the Illinois Secretary of State, Illinois State Police, the state of Connecticut Department of Information Technology, the state of Mississippi Department of Information Technology Services and a number of other installations, including more than 110 surveillance applications in casinos.

The following table provides financial information by segment for the three and six month periods ended June 29, 2003 and June 30, 2002, which is used by the chief operating decision maker in assessing segment performance. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenues are reported within the segments by customer contracts. Within the secure identification segment there is a component of the contract that utilizes our facial recognition technology. The following table identifies the value of facial recognition revenue that is included in the secure identification segment.

	Three Months Ended 06/29/03			Three Months Ended 06/30/02
	SIPS	FRS	Total	SIPS	FRS	Total
Credential revenue	$8,739	$—	$8,739	$7,112	$—	$7,112
Facial recognition revenue	97	1,348	1,445	459	1,467	1,926

Total segment revenue	$8,836	$1,348	$10,184	$7,571	$1,467	$9,038

Segment profit (loss) before taxes	$64	$(1,412)	$(1,348)	$167	$(2,972)	$(2,805)
Depreciation and amortization	$1,909	$179	$2,088	$1,163	$134	$1,297
Interest expense	$231	$—	$231	$224	$—	$224
Total Assets	$52,065	$6,389	$58,454	$59,151	$6,533	$65,684
Expenditures for long lived assets	$1,967	$1,334	$3,301	$166	$697	$863

	Six Months Ended 06/29/03			Six Months Ended 06/30/02
	SIPS	FRS	Total	SIPS	FRS	Total
Credential revenue	$15,645	$—	$15,645	$12,827	$—	$12,827
Facial recognition revenue	428	2,702	3,130	620	1,990	2,610

Total segment revenue	$16,073	$2,702	$18,775	$13,447	$1,990	$15,437

Segment profit (loss) before taxes	$95	$(3,114)	$(3,019)	$583	$(4,245)	$(3,662)
Depreciation and amortization	$3,723	$333	$4,056	$2,717	$138	$2,855
Interest expense	$450	$—	$450	$429	$—	$429
Total Assets	$52,065	$6,389	$58,454	$59,151	$6,533	$65,684
Expenditures for long lived assets	$1,967	$1,363	$3,330	$248	$3,620	$3,868

For the six months ended June 29, 2003 approximately $18.6 million, or 98.8%, of our direct revenue was derived within the United States. The remaining 1.2% of revenue was primarily derived in Canada and the United Arab Emirates. For the three months ended June 29, 2003 approximately $10.0 million or 97.8% of our direct revenue was derived in the United States. The remaining 2.2% of revenue was primarily derived in Canada and the United Arab Emirates. For the three and six month periods ended June 30, 2002, virtually all of our direct revenue was derived in the United States.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three and six month periods ended June 29, 2003, two customers accounted for an aggregate of 42% and 41% respectively.

•	For the three and six month periods ended June 30, 2002, two customers accounted for an aggregate of 35% and 29% respectively.

No single facial recognition customer accounted for over 10% of our total revenue in either three or six month period.

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

7.    SUBSEQUENT EVENTS

On July 31, 2003 the superior court for Fulton County, Georgia issued a preliminary injunction stopping Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install a new drivers’ license system for the state of Georgia. This injunction is the result of a law suit filed in March 2003 by one of our competitors, Digimarc Corporation. The suit claims that the Department of Motor Vehicle Safety did not comply with its own bid process when selecting a vendor for the digital drivers’ license program. The merits of Digimarc Corporation’s claims against the Department of Motor Vehicle Safety are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that our contract with them remains in place.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company’s 2002 Annual Report on Form 10-K and in this Form 10-Q.

OVERVIEW

We are the leading provider of advanced technology solutions for identity verification. We began operations in 1996, providing integrated solutions to capture facial images, demographic information and other biometric identifiers, produce identification cards and create relational databases containing this information. Since our inception, we have also been acquiring and developing proprietary facial recognition technologies for a variety of applications. Applications can include driver’s licenses, voter registration, national identification cards, law enforcement, social services, access control and PC network and Internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. We have captured approximately 32% of the domestic driver’s license market. Our products annually produce more than 28 million identification documents at more than 1,800 locations in 16 states. We have also provided services under subcontracts for projects in Jamaica, the Philippines and for the U.S. Immigration and Naturalization Service. Originally developed at MIT, face-recognition technology is widely recognized as the most convenient, non-intrusive and cost-effective biometric available. In 2002, we completed three acquisitions through which we enhanced our portfolio of facial recognition technologies and acquired customers and distribution channels. Our patented face-recognition technology is focused on three major product application areas:

•	FaceEXPLORER™, our technology for image retrieval and analysis, is recognized for its leadership technology performance in real-time and large-database applications. FaceEXPLORER™ is deployed in the world’s largest face-recognition application with a database of more than 14.5 million enrolled images and is growing by 15,000 new images per day.

•	FacePASS™ for physical access control and keyless entry; and

•	FaceFINDER™ for surveillance and identification.

SEGMENTS

Our business involves two related segments: secure identification products and solutions and facial recognition. Substantially all of our revenues have been derived within the United States of America.

Secure Identification Products and Solutions Segment

Our secure identification segment accounted for approximately 86.8% and 83.8% of our revenues in the three-month periods ended June 29, 2003 and June 30, 2002, respectively. For the six month periods ended June 29, 2003 and June 30, 2002 our secure identification segment accounted for approximately 85.6% and 87.1% of revenues, respectively. Secure identification involves the design and implementation of integrated software and hardware solutions that produce identification cards utilizing facial recognition and other biometrics.

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

Facial Recognition Segment

Our facial recognition segment accounted for approximately 13.2% and 16.2% of our revenues in the three-month periods ended June 29, 2003 and June 30, 2002, respectively. For the six month periods ended June 29, 2003 and June 30, 2002 our facial recognition segment accounted for approximately 14.4% and 12.9% of revenues, respectively. Approximately 12.4% and 15.4% of our facial recognition revenues in the three and six month periods ended June 29, 2003 were derived from casino surveillance applications, the remaining 87.6% and 84.6% were derived from applications designed to deter criminal and terrorist activities.

POTENTIAL ACQUISITION

On March 28, 2003, we entered into a securities purchase agreement with ZN Vision Technologies AG, a German provider of facial recognition and computer vision technologies, and all of the shareholders of ZN. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the capital stock of ZN. As consideration for the shares of ZN, we will pay approximately $13,000 in cash and issue an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under ZN’s option plan, which we will assume upon the closing of the acquisition. We anticipate completion of the acquisition in the third quarter of 2003, subject to approval by our stockholders.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Consistent with accounting principles generally accepted in the United States of America, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make estimates. These estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

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

Using the percentage-of-completion method, we recognize a percentage of the revenue we expect to receive under the contract based on the percentage of labor costs we incur and cards we produce. Although these contracts typically have a term of 5 years or longer and include possible renewal terms, we incur a significant amount of labor costs under these contracts within the first 12 months of the contract. Accordingly, we recognize the revenue associated with the costs of the roll out phase of these contracts within the first 12 months of the contract.

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

RESULTS OF OPERATIONS

Revenues from our secure identification segment are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues from our facial recognition segment are derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. Revenues for the second quarter of 2003 increased 12.7% from approximately $9.0 million in the second quarter of 2002 to approximately $10.2 million in the second quarter of 2003. Revenues for the first six months of 2003 increased 21.6% from approximately $15.4 million for the first six months of 2002 to approximately $18.8 million for the first six months of 2003. The increase in revenues of approximately $3.3 million for the first six months of 2003 derives from increases of approximately $2.6 million, or 19.5%, in the secure identification segment and $712,000, or 35.8%, in the facial recognition segment. These increases primarily reflect our performance on new contracts awarded and contract extensions received in the fourth quarter of 2002.

Gross margins increased to 19.6% in the second quarter of 2003 from 17.4% in the second quarter of 2002. Gross margins increased to 21.2% for the first six months of 2003 compared to 18.7% for the same period in 2002. The overall increase in gross margin between these three and six month periods is attributable to the margin improvement in our facial recognition segment, which increased to 51.6% in the second quarter of 2003 from -11.4% in the second quarter of 2002. Our overall margin increase for the first six months of 2003 is also due to the large increase in facial recognition revenues, and their corresponding higher margins, between the two periods. For the quarter ended June 29, 2003 margins in the secure identification segment decreased to 14.7% from 22.9% for the same period in 2002. For the six months ended June 29, 2003 margins in the secure identification segment decreased to 16.6% from 21.5% for the same period in 2002. Although prices remain fixed for products and services on a contract-by-contract basis, fluctuations in gross margin can be attributable to the revenue mix from quarter to quarter. The decrease in the three and six month periods was due to the impact of recently won competitive awards within our secure identification products and solutions segment at margins that are lower than our existing contract portfolio.

Sales and marketing expenses decreased approximately $562,000, from $1.7 million in the second quarter of 2002 to $1.1 million in the second quarter of 2003. For the fiscal year to date, sales and marketing expenses were substantially unchanged at approximately $2.6 million for the first six months of 2002 and for the first six months of 2003. As a percentage of revenue sales and marketing decreased from 18.8% in the second quarter of 2002 to 11.2% in the second quarter of 2003 and from 16.6% for the first six months of 2002 to 13.6% for the first six months of 2003. The decrease in the second quarter is primarily due to a decrease in the level of request for proposals from state governments within the secure identification products and solutions market as a result of delays due to state budgetary constraints. As the volume of proposal activity increases or decreases we reallocate resources and expenses from other functions with similar skill sets versus increasing or decreasing our sales and marketing headcount and expenses. This allows us to more responsibly respond to fluctuations in the marketplace.

Research and development expenses decreased approximately $378,000, from $1.3 million in the second quarter of 2002 to $937,000 in the second quarter of 2003. For the fiscal year to date, research and development expenses increased approximately $60,000, from $1.8 million for the first six months of 2002 to $1.9 million for the first six months of 2003. As a percentage of revenue research and development decreased from 14.5% in the second quarter of 2002 to 9.2% in the second quarter of 2003 and from 11.8% for the first six months of 2002 to 10.0% for the first six months of 2003. The increase in research and development expenses for the first six months of 2003 is due principally to our continued investment in facial recognition technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through our recent acquisitions.

General and administrative expenses decreased approximately $103,000, from $1.1 million in the second quarter of 2002 to $1.0 million in the second quarter of 2003. For the fiscal year to date, general and administrative expenses increased approximately $392,000, from $1.7 million for the first six months of 2002 to $2.1 million for the first six months of 2003. As a percentage of revenue general and administrative expenses decreased from 12.6% in the second quarter of 2002 to 10.1% in the second quarter of 2003 and increased from 11.2% for the first six months of 2002 to 11.3% for the first six months of 2003. The increase is due to the logistical support required to grow our facial recognition business through acquisitions while continuing to meet the financing requirements created by our expanding operations. The increase includes $320,000 for our newly created strategic development department, and $150,000 of expenses related to pursuing new financing opportunities netted with our continued efforts to reduce and control costs.

For the six months ended June 29, 2003, we have realized a net savings of approximately $600,000 as a result of the workforce reduction that was completed in the fourth quarter of 2002. The anticipated savings of approximately $1.1 million for the six month period ended June 29, 2003 was offset with headcount additions and additional expenses associated with employee terminations in 2003.

Interest expense, net of approximately $19,000 of interest income, increased approximately $7,000 in the second quarter of 2003 from the second quarter of 2002. Interest expense, net of approximately $48,000 of interest income, increased approximately $21,000 for the first six months of 2003 from the first six months of 2002. This represents a decrease to 2.3% from 2.5% of revenue for the quarter to quarter period and 2.4% from 2.8% for the first six months of each fiscal year. The increase in interest expense reflects the additional debt financing required to fund performance on contracts awarded in the fourth quarter of 2002.

No provision for federal income taxes has been made for the three and six month periods ended June 29, 2003 and June 30, 2002 due to the net loss in both periods. The provision for state income taxes for the six month period ended June 29, 2003 was approximately $63,000. There was no provision for state income taxes for the three month period ended June 29, 2003 and for the three and six month periods ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $1.2 million at June 29, 2003, which consisted entirely of cash. This amount excludes approximately $5.1 million which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2002 were approximately $2.2 million, which consisted entirely of cash. This number excludes approximately $7.4 million which was restricted under our term loan agreements and project financing.

In the six month periods ended June 30, 2003 cash provided by operating activities was approximately $598,000, which stems from our net loss of approximately $3.1 million, offset by non cash charges for depreciation and amortization of approximately $4.1 million, and cash provided by the net decrease in operating assets of approximately $376,000.

Accounts receivable decreased approximately 7.5% from approximately $7.4 million at December 31, 2002 to approximately $6.8 million at June 29, 2003 due to the timing of billings and more efficient collections.

Costs and estimated earnings in excess of billings increased approximately 4.4% from $23.4 million at December 31, 2002 to $24.4 million at June 29, 2003, and reflect the unbilled accumulation of costs on contracts in progress.

Accounts payable and accrued expenses increased approximately 5.0% from $7.0 million at December 31, 2002 to $7.4 million at June 29, 2003 due to the timing of payables.

In May 2003 we entered into a loan agreement with Lau Technologies which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replace existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes, totaling $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of June 29, 2003 we had approximately $3.7 million outstanding under this loan agreement, leaving approximately $3.3 million available for future needs.

In May 2003, we entered into a new loan agreement with Commerce Bank and Trust Company that superceded the original loan agreement for our existing term loans. The following table lists the approximate term note information for the bank and Lau Technologies as of June 29, 2003 (in thousands):

Lender	Original Loan Amount	Principal Balance	Monthly Payment Provisions	Date of Loan	Due Date Of Loan	Interest Rate
1	$4,000	$2,659	$84	02/07/2001	06/20/2006	8.00%
1	3,200	2,167	72	09/11/2001	03/11/2006	6.25%
1	1,800	1,641	34	12/12/2002	12/31/2007	5.25%
1	1,500	1,379	27	12/12/2002	04/24/2008	5.25%
1	1,200	1,083	24	12/12/2002	06/24/2007	5.25%
2	3,000	1,534	53	05/30/2003	06/30/2009	8.50%
2	2,500	433	51	05/30/2003	05/30/2008	8.50%
2	1,562	1,506	64	05/30/2003	08/30/2005	8.50%
2	287	246	42	05/30/2003	12/30/2003	8.50%

Total	$19,049	$12,648	$451

1.	Commerce Bank & Trust Company
2.	Lau Technologies

In accordance with the new loan agreements all of our term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain various financial covenants, including profitability by quarter (as defined), tangible net worth, debt to net worth ratio, debt service coverage and limits on capital expenditures. Additionally, in accordance with the new agreement, we must maintain $5.1 million of cash on deposit with the lenders. This amount is recorded as restricted cash in long term assets.

In April 2003 we entered into approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of June 29, 2003 we have utilized $584,000 under these arrangements. The interest rates are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months.

We also have one capital lease arrangement where we are also required to maintain the same financial ratios and minimum levels of tangible capital funds, as stated above. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. At June 29, 2003 we had approximately $1.9 million outstanding under this lease-financing arrangement.

For the quarter ended June 29, 2003, we were in violation of the net income covenant on one of our capital leases. We received a waiver of this covenant and we are currently in negotiations with the lender to amend this covenant. We believe that we will be in compliance with the amended debt covenant and will remain in compliance with all other debt covenants. However, this expectation is dependent on achieving our business plan. If we do not remain in compliance with such covenants, the banks and the lessors could require immediate repayment of outstanding amounts.

Our current business plan indicates that we will require additional financing to meet our 2003 plan and to fund our ongoing operations. We have satisfied a substantial portion of these needs through the $7 million loan agreement with Lau Technologies described above. We intend to meet the balance of these needs by obtaining additional bank debt, equipment lease financing and/or equity financing. We are in discussions with a number of sources to secure this financing. There can be no assurances that we will secure such financing or that such financing will be available on favorable terms. If we are unable to secure such financing, we may not be able to fund our operations or expand our business to meet our plans.

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

We have a significant amount of indebtedness. As of June 29, 2003, we had approximately $15.0 million in short and long-term debt and lease financing. Our leverage could have important consequences to us including:

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

For the three months ended June 29, 2003, two customers each accounted for over 10% of our revenues and an aggregate of approximately 42% of revenues. The loss of any significant customer could cause our revenue to decline and thus have an adverse material effect on our business and financial condition.

We have a history of operating losses.

Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At June 29, 2003, we had an accumulated deficit of approximately $27.5 million. We intend to continue to invest in the development of our biometrics technologies and thus we cannot predict when or if we will ever achieve overall profitability.

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

Lau Technologies, or Lau, beneficially owns approximately 30% of our outstanding common stock. As a result, Lau has a strong influence on matters requiring approval by our stockholders, including the election of all of the directors and most corporate actions. We have certain contractual relations with Lau that could give rise to conflicts of interest.

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

We are prohibited under our borrowing arrangements from paying any cash dividends. We do not expect to declare or pay any cash dividends in the near future.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to market risk that could affect our future results of operations and financial condition.

ITEM 4 – CONTROLS AND PROCEDURES

We carried out an evaluation, as of June 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out the evaluation.

VIISAGE TECHNOLOGY, INC.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

Restrictions Upon the Payment of Dividends

We are prohibited under our borrowing arrangements from paying any cash dividends.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1)	The decision to fix the number of directors at eight and the number of Class I directors at three was ratified. The vote was 13,050,823 for, 360,939 against, and 48,827 abstained.

2)	Denis K. Berube and Charles E. Levine were elected as Class I directors to serve three year terms. The vote was 13,270,528 and 13,361,757 respectively for, and 184,061 and 92,832 respectively withheld.

3)	The decision to amend the Viisage 1996 Management Stock Option Plan, increasing the number of shares available for issuance from 3,807,100 to 4,807,100, was ratified. The vote was 12,352,689 for, 1,066,856 against, and 35,044 abstained.

4)	The selection of BDO Seidman, LLP as independent public accountants for the Company for the year ending December 31, 2003, was ratified. The vote was 13,357,817 for, 48,631 against, and 48,141 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K

Current Report on Form 8-K filed March 31, 2003.

Current Report on Form 8-K filed June 4, 2003.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIISAGE TECHNOLOGY, INC.

Date: August 13, 2003	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM AULET
William Aulet Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Description

2.02	*	Securities Purchase Agreement dated as of March 28, 2003 by and among Viisage Technology, Inc., ZN Vision Technologies AG and the Sellers named therein.

10.05	**	Second Amended and Restated 1996 Management Stock Option Plan.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Annex A to the preliminary proxy statement on Form 14A filed by the registrant with the Securities and Exchange Commission on July 3, 2003

**	Incorporated by reference to Appendix B to the definitive proxy statement on Form 14A filed by the registrant with the Securities and Exchange Commission on April 14, 2004.