Form 10-Q
period 2003-09-28
VIISAGE TECHNOLOGY INC
filed 2003-11-12
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2003.

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

☑ Yes ☐ No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act). ☐Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.001 par value	23,889,772
Class	Outstanding at November 7, 2003

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED SEPTEMBER 28, 2003

PART 1—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	September 28, 2003	*December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,423	$2,212
Restricted cash	—	1,241
Accounts receivable	8,026	7,360
Costs and estimated earnings in excess of billings	24,627	23,372
Other current assets	1,136	339

Total current assets	45,212	34,524
Property and equipment, net	15,036	16,629
Intangible assets, net	2,892	3,147
Restricted cash	5,120	6,163
Other assets	2,082	726

	$70,342	$61,189

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,777	$7,017
Current portion of project financing	6,088	5,263

Total current liabilities	13,865	12,280
Project financing	8,936	9,845

Total liabilities	22,801	22,125
Shareholders’ equity	47,541	39,064

	$70,342	$61,189

* Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Revenues	$11,332	$8,109	$30,107	$23,546
Cost of revenues	8,718	6,498	23,505	19,052

Gross margin	2,614	1,611	6,602	4,494

Operating expenses:
Sales and marketing	1,237	1,544	3,786	4,106
Research and development	946	1,440	2,828	3,261
General and administrative	1,328	1,230	3,454	2,964

Total operating expenses	3,511	4,214	10,068	10,331

Operating loss	(897)	(2,603)	(3,466)	(5,837)
Interest expense, net	276	215	726	644
Other income	(18)	—	(18)	—

Loss before income taxes	(1,155)	(2,818)	(4,174)	(6,481)
Provision for income taxes	—	—	63	—

Net loss	$(1,155)	$(2,818)	$(4,237)	$(6,481)

Net loss per basic and diluted shares	$(0.05)	$(0.14)	$(0.20)	$(0.32)

Weighted average basic and diluted shares	21,512	20,156	20,711	19,981

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002
Cash Flows from Operating Activities:
Net loss	$(4,237)	$(6,481)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,415	4,702
Gain on sale of equipment	(18)	—
Directors fees paid in common stock	210	275
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(666)	(1,432)
Costs and estimated earnings in excess of billings	(1,255)	(2,146)
Other current assets	(707)	(604)
Accounts payable and accrued expenses	760	(1,583)

Net cash provided by (used for) operating activities	502	(7,269)

Cash Flows from Investing Activities:
Decrease in restricted cash	2,284	—
Additions to property and equipment	(3,373)	(1,157)
Proceeds from sale of equipment	35	—
Cash paid for an acquisition	—	(2,747)
Cash paid for acquisition expenses	(1,054)	—
Increase in other assets	(443)	(501)

Net cash used for investing activities	(2,551)	(4,405)

Cash Flows from Financing Activities:
Net proceeds from long term borrowing	2,781	—
Principal payments on project financing	(3,935)	(3,201)
Net proceeds from issuance of common stock	12,414	929

Net cash provided by (used for) financing activities	11,260	(2,272)

Net Increase (decrease) in cash and cash equivalents	9,211	(13,946)
Cash and cash equivalents, beginning of period	2,212	20,662

Cash and cash equivalents, end of period	$11,423	$6,716

Supplemental Cash Flow Information:
Cash paid during the period for interest	$743	$742

Non Cash Activities:
Equipment purchased under capital leases	$1,070	$—
Directors fees paid in common stock	$210	$275

Services paid in common stock	$—	$320

Net assets acquired from Lau Technologies	$—	$1,316

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Notes To Financial Statements

(Unaudited)

1.	DESCRIPTION OF BUSINESS

We are a leading provider of advanced technology solutions for identity verification. We focus on identification solutions that improve personal convenience and security, deter fraud, and reduce identification program costs. We combine our systems integration and software design capabilities with our proprietary software and hardware products and other industry standard products to create complete customized solutions. These turnkey solutions integrate image and data capture, create relational databases, incorporate multiple biometrics and improve our customers’ ability to move and manage information. Applications can include driver’s licenses, voter registration, national ID’s, law enforcement, social services, access control and PC network and internet access security. Our primary customers have been government agencies with particular penetration in Departments of Motor Vehicles.

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

Basis of Presentation

The accompanying financial data as of September 28, 2003 and December 31, 2002, and for the three- and nine-month periods ended September 28, 2003 and September 29, 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 28, 2003 and for the three- and nine-month periods ended September 28, 2003 and September 29, 2002, have been made. The results of operations for the three- and nine-month periods ended September 28, 2003 are not necessarily indicative of the operating results for the full year.

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net loss as reported	$(1,155)	$(2,818)	$(4,237)	$(6,481)
Add: stock-based employee compensation expense included in reported net loss, net of tax	—	—	—	—
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(582)	(328)	(2,245)	(2,005)

Pro forma net loss	$(1,737)	$(3,146)	$(6,482)	$(8,486)

Loss per share:
Basic and diluted—as reported	$(0.05)	$(0.14)	$(0.20)	$(0.32)
Basic and diluted—pro forma	(0.08)	(0.16)	(0.31)	(0.42)

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Sept. 28, 2003	Sept. 29, 2002
Risk free interest rate	4.0 – 5.0%	4.0 – 5.0%
Expected dividend yield	—	—
Expected lives	3 –10 years	3 –10 years
Expected volatility	80%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 3,741,000 shares of common stock equivalents consisting of certain outstanding options and stock warrants were not reflected in the September 28, 2003 dilutive net loss per share calculation. The impact of approximately 3,166,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the September 29, 2002 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective for periods beginning after June 15, 2003. We do not expect that the adoption of EITF 00-21 will have an impact on the accounting for revenue from the secure identification systems and facial recognition systems under long-term contracts. We will evaluate transactions entered into after June 15, 2003 for all revenue generating activities for compliance with EITF 00-21. However, based on preliminary review, the adoption of EITF 00-21 is not expected to have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

3.	INCOME TAXES

No provision for federal income taxes has been made for the three- and nine-month periods ended September 28, 2003 and September 29, 2002 due to the net loss in both periods. There was no provision for state income taxes for the three-month period ended September 28, 2003 and the three- and nine-month periods ended September 29, 2002. The provision for state income taxes for the nine-month period ended September 28, 2003 was approximately $63,000.

4.	RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Currently, Lau Technologies, or Lau, owns approximately 25.7% of the Company’s common stock. We refer you to the “Notes to Financial Statements” section of the Company’s 2002 Annual Report on Form 10-K for further discussion.

In May 2003 we entered into a loan agreement with Lau Technologies that provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes totaling $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of September 28, 2003, we had approximately $4.6 million outstanding under this loan agreement, leaving approximately $2.4 million available for future needs.

5.	BUSINESS SEGMENTS

We follow SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Facial Recognition Segment (FRS)

We offer several facial recognition software systems that can be utilized in virtually any solution requiring identification or verification of an individual. The human face is a unique and prominent feature that can be easily captured by a digital camera and verified visually in most cases by an individual with little special training. We are concentrating on four principal areas: real-time large database applications; physical keyless entry and access control; point-of-sale applications; and surveillance applications. We have several on-going facial recognition identification projects, including projects with the Pinellas County Sheriff’s Office, Illinois Secretary of State, Illinois State Police, the state of Connecticut Department of Information Technology, the state of Mississippi Department of Information

Technology Services and a number of other installations, including more than 110 surveillance applications in casinos.

The following table provides financial information by segment for the three- and nine-month periods ended September 28, 2003 and September 29, 2002, which is used by the chief operating decision maker in assessing segment performance. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenues are reported within the segments by customer contracts. Within the secure identification segment there is a component of the contract that utilizes our facial recognition technology. The following table identifies the value of facial recognition revenue that is included in the secure identification segment.

	Three Months Ended 09/28/03			Three Months Ended 09/29/02
	SIPS	FRS	Total	SIPS	FRS	Total
Secure identification revenue	$8,858	$—	$8,858	$6,444	$—	$6,444
Facial recognition revenue	616	1,858	2,474	348	1,317	1,665

Total segment revenue	$9,474	$1,858	$11,332	$6,792	$1,317	$8,109

Segment profit (loss) before taxes	$114	$(1,269)	$(1,155)	$423	$(3,241)	$(2,818)
Depreciation and amortization	$2,146	$177	$2,323	$1,682	$165	$1,847
Interest expense	$276	$—	$276	$215	$—	$215
Total assets	$64,391	$5,951	$70,342	$53,864	$5,316	$59,180
Expenditures for long lived assets	$1,991	$35	$2,206	$143	$394	$537

	Nine Months Ended 09/28/03			Nine Months Ended 09/29/02
	SIPS	FRS	Total	SIPS	FRS	Total
Secure identification revenue	$24,502	$—	$24,502	$19,172	$—	$19,172
Facial recognition revenue	1,044	4,561	5,605	1,067	3,307	4,374

Total segment revenue	$25,546	$4,561	$30,107	$20,239	$3,307	$23,546

Segment profit (loss) before taxes	$209	$(4,383)	$(4,174)	$1,005	$(7,486)	$(6,481)
Depreciation and amortization	$5,905	$510	$6,415	$4,399	$303	$4,702
Interest expense	$726	$—	$726	$644	$—	$644
Total assets	$64,391	$5,951	$70,342	$53,864	$5,316	$59,180
Expenditures for long lived assets	$3,472	$1,398	$4,870	$391	$4,014	$4,405

For the nine months ended September 28, 2003, approximately $29.3 million, or 97.4%, of our revenue was derived within the United States. The remaining $800,000 or 2.6% of revenue was derived in Canada and the United Arab Emirates. For the three months ended September 28, 2003, approximately $10.8 million or 95.5% of our revenue was derived in the United States. The remaining $500,000, or 4.5%, of revenue was derived in Canada and the United Arab Emirates. For the three- and nine-month periods ended September 29, 2002, virtually all of our revenue was derived in the United States.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three- and nine-month periods ended September 28, 2003, two customers accounted for an aggregate of 33.0% and 30.5%, respectively.

•	For the three-month period ended September 29, 2002, two customers accounted for an aggregate of 26.1%. For the nine-month period ended September 29, 2002 three customers accounted for an aggregate of 36.8%.

No single facial recognition customer accounted for over 10% of our total revenue in either of the three- or nine-month periods.

6.	ACQUISITIONS

On March 28, 2003, we entered into a securities purchase agreement pursuant to which we will acquire all the outstanding share capital of ZN and assume the obligations under the ZN option plan. The acquisition is expected to close in the fourth quarter of 2003. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the issued and outstanding share capital of ZN. As consideration for the shares of ZN, we will issue an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under the ZN option plan. In addition, we will pay directly to the ZN shareholders $493 in cash consideration for their shares and €10,741 (which, based on the November 7, 2003 Euro to U.S. dollar exchange rate of 1.1410 equals approximately $12,255), as part of our assumption of the ZN option plan. Shares used in calculating the purchase price include the shares that will be issued to the ZN shareholders as well as shares reserved for issuance under the ZN option plan. The number of shares we will be required to issue to the ZN shareholders and reserve for issuance under the ZN share option plan will be reduced if ZN’s net book value is less than a specified amount on the closing date. To the extent that options under the ZN option plan are not exercised, shares of our common stock reserved for issuance under the ZN option plan will be issued to the ZN shareholders who initially donated their ZN shares to establish the ZN option plan. Viisage anticipates incurring fees of approximately $2.3 million in connection with this acquisition.

We have filed a proxy statement with the Securities and Exchange Commission seeking shareholder approval of the issuance of shares of our common stock in the ZN acquisition. As part of its review of the proxy statement, the Securities and Exchange Commission has expressed its view that our use of the percentage-of-completion accounting methodology during the design, build and installation phase of our drivers’ license contracts is not appropriate and that an alternative accounting method should be used. We have consistently used this method of recognizing revenue since inception, and both we and our independent accountants, BDO Seidman LLP, as well as our former accountants Arthur Andersen LLP, believe that it is appropriate and in accordance with generally accepted accounting principles. We, together with BDO Seidman, are continuing to work with the SEC on this issue.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Company’s 2002 Annual Report on Form 10-K and in this Form 10-Q.

OVERVIEW

We are a leading provider of advanced technology solutions for identity verification. Our customers consist of governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. We provide secure document and face recognition solutions to enable our customers to securely and reliably identify individuals.

SEGMENTS

Our business involves two related operating segments: secure identification and facial recognition. Revenues from our secure identification segment are derived principally from multi-year contracts for systems implementation, card production and related services. Revenues from our facial recognition segment are derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. For the nine months ended September 28, 2003, approximately $29.3 million, or 97.4%, of our revenue was derived within the United States. The remaining $800,000, or 2.6%, of revenue was derived in Canada and the United Arab Emirates. For the three months ended September 28, 2003, approximately $10.8 million, or 95.5%, of our revenue was derived in the United States. The remaining $500,000, or 4.5%, of revenue was primarily derived in Canada and the United Arab Emirates. For the three- and nine-month periods ended September 29, 2002, virtually all of our revenue was derived in the United States.

Secure Identification Segment

Our secure identification segment accounted for approximately 83.6% and 83.8% of our revenues in the three-month periods ended September 28, 2003 and September 29, 2002, respectively. For the nine- month periods ended September 28, 2003 and September 29, 2002, our secure identification segment accounted for approximately 84.9% and 86.0% of revenues, respectively. Secure identification involves the design and implementation of integrated software and hardware solutions that produce identification cards utilizing facial recognition and other biometrics.

We provide customized identification systems under service contracts that have five to seven year terms and several optional annual renewals after the initial contract term. These contracts generally provide for a fixed price for each identification card produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of cards to be produced, the size of the database, the level of post-installation support and the competitive environment. We retain ownership of the system equipment and must remove it at the end of the contract term.

Facial Recognition Segment

Our facial recognition segment accounted for approximately 16.4% and 16.2% of our revenues in the three-month periods ended September 28, 2003 and September 29, 2002, respectively. For the nine- month periods ended September 28, 2003 and September 29, 2002, our facial recognition segment accounted for approximately 15.1% and 14.0% of revenues, respectively. Approximately 12.1% of our facial recognition revenues in the nine months ended September 28, 2003 were derived from casino surveillance applications; the remaining 87.9% were derived from applications designed to deter criminal and terrorist activities.

Within our facial recognition segment, our contracts typically provide for the development, customization and installation of facial recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of our facial recognition software on a per user basis.

POTENTIAL ACQUISITION

On March 28, 2003, we entered into a securities purchase agreement pursuant to which we will acquire all the outstanding share capital of ZN and assume the obligations under the ZN option plan. The acquisition is expected to close in the fourth quarter of 2003. Pursuant to the securities purchase agreement, the ZN shareholders agreed to sell, and we agreed to purchase, all of the issued and outstanding share capital of ZN. As consideration for the shares of ZN, we will issue an aggregate of 6,360,000 shares of our common stock, of which 5,221,454 shares will be issued directly to the ZN shareholders and 1,138,546 shares will be reserved for issuance under the ZN option plan. In addition, we will pay directly to the ZN shareholders $493 in cash consideration for their shares and €10,741 (which, based on the November 7, 2003 Euro to U.S. dollar exchange rate of 1.1410 equals approximately $12,255), as part of our assumption of the ZN option plan. Shares used in calculating the purchase price include the shares that will be issued to the ZN shareholders as well as shares reserved for issuance under the ZN option plan. The number of shares we will be required to issue to the ZN shareholders and reserve for issuance under the ZN share option plan will be reduced if ZN’s net book value is less than a specified amount on the closing date. To the extent that options under the ZN option plan are not exercised, shares of our common stock reserved for issuance under the ZN option plan will be issued to the ZN shareholders who initially donated their ZN shares to establish the ZN option plan. Viisage anticipates incurring fees of approximately $2.3 million in connection with this acquisition.

We have filed a proxy statement with the Securities and Exchange Commission seeking shareholder approval of the issuance of shares of our common stock in the ZN acquisition. As part of its review of the proxy statement, the Securities and Exchange Commission has expressed its view that our use of the percentage-of-completion accounting methodology during the design, build and installation phase of our drivers’ license contracts is not appropriate and that an alternative accounting method should be used. We have consistently used this method of recognizing revenue since inception, and both we and our independent accountants, BDO Seidman LLP, as well as our former accountants Arthur Andersen LLP, believe that it is appropriate and in accordance with generally accepted accounting principles. We, together with BDO Seidman, are continuing to work with the SEC on this issue.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe that for the near future we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the nine months ended September 28, 2003, two of our customers in our secure identification segment accounted for an aggregate of 30.5% of our revenues, and two of our customers in our secure identification segment each accounted for more than 10% of our revenues. For the nine months ended September 28, 2003, no single facial recognition customer accounted for more than 10% of our revenues.

IMPACT OF TIMING OF CONTRACT AWARDS AND CONTRACT PERFORMANCE

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Consistent with GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make estimates. These estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. If actual results differ significantly from these estimates, there could be a material effect on our financial statements. Management has discussed the use and impact of these estimates with the audit committee of our Board of Directors.

We recognize all of our revenue in our secure identification segment and the majority of our revenue in our facial recognition segment in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). We recognize a portion of our revenue in our facial recognition segment in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2).

Secure Identification Contract Revenue and Cost Recognition

Our most significant contracts are our driver’s license contracts, which are within our secure identification segment. These contracts typically provide that the state department of transportation, or similar agency, will pay a fixed price per identification card produced utilizing a system we own and maintain. Our fixed, per-card pricing includes charges for the use of the system, materials and the data that is stored on the cards. Prices under these contracts vary from contract to contract depending on, among other things:

•	Design and integration complexities;
•	The nature and number of workstations and sites installed;
•	The projected number of cards to be produced;
•	The size of the database;
•	The level of post-installation involvement that will be required of us; and

•	The competitive environment.

We recognize revenue under these contracts using the percentage-of-completion methodology as defined under SOP 81-1. We use the percentage-of-completion methodology to account for revenue under these contracts because:

•	a high level of certainty exists regarding expected cash flows from these contracts; and
•	a reliable basis exists for determining the percentage of the contract that will be completed at the end of the accounting period.

Using the percentage-of-completion methodology, we recognize a percentage of the revenue we expect to receive under the contract based on a cost to cost basis. We determine percentage of completion by comparing labor costs incurred to date to total estimated labor costs during implementation and as cards are produced during production. When measuring progress on a contract, we exclude costs of materials from this calculation, which results in a more accurate measure of work completed. Although these contracts typically have a term of 5 years or longer and include possible renewal terms, we incur significant costs under these contracts during the period of time in which we develop, customize and install the systems. We refer to this period, which typically lasts for the first nine to 12 months of the contract, as the implementation phase. Accordingly, we recognize a substantial portion of the revenue under these contracts during the implementation phase even though we do not begin billing until the systems begin producing cards.

We record costs and estimated earnings in excess of billings under these contracts as current assets. We record billings in excess of costs and estimated earnings and accrued contract costs as current liabilities.

Estimates of Revenues under Secure Identification Contracts

We account for revenue from our driver’s license contracts using the percentage-of-completion methodology. Revenues under these contracts are based on completion of installation and the number of cards produced. We estimate the amount of time it will take to install the systems and the number of cards that will be produced. In arriving at these estimates, we undertake a review of historical trends as to the volume of cards produced and update this review quarterly. In addition, we consider factors that could impact the volume of production, such as:

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

As noted above, we are in discussions with the Securities and Exchange Commission regarding our use of the percentage-of-completion methodology during the implementation phase of our drivers’ license contracts.

Facial Recognition Segment Contract Revenue and Cost Recognition

Within our facial recognition segment, our contracts typically provide for the development, customization and installation of facial recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of our facial recognition software on a per user basis.

We recognize revenue under these contracts using the percentage-of-completion methodology in accordance with SOP 81-1. We use the percentage-of-completion methodology to account for revenue under these contracts because:

•	a high level of certainty exists regarding expected cash flows from these contracts; and
•	a reliable basis exists for determining the percentage of the contract that will be completed at the end of the accounting period.

We measure the percentage complete as costs are incurred or for contracts based on milestones, revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. These milestones are specific events or deliverables clearly identified in the contract. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. Billings occur under these contracts when the milestone is delivered and accepted by the customer. These milestones can include customized systems, installation and services as defined by the contract.

We record costs and estimated earnings in excess of billings under these contracts as current assets. We record billings in excess of costs and estimated earnings and accrued contract costs as current liabilities. Revenue related to software licenses of off-the-shelf facial recognition software is recognized in accordance with SOP 97-2 for these software licenses we recognize revenue when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the sales price is fixed and determinable;
•	collection is probable; and
•	there are no post delivery obligations.

RESULTS OF OPERATIONS

Revenues for the third quarter of 2003 increased 39.7% from approximately $8.1 million for the third quarter of 2002 to approximately $11.3 million for the third quarter of 2003. Revenues for the first nine months of 2003 increased 27.9% from approximately $23.5 million for the first nine months of 2002 to approximately $30.1 million for the first nine months of 2003. The increase in revenues of approximately $3.2 million for the third quarter of 2003 compared to the third quarter of 2002 derives from increases of approximately $2.7 million, or 39.5%, in the secure identification segment and $541,000, or 41.0%, in the facial recognition segment. The increase in revenues of approximately $6.6 million for the first nine months of 2003 compared to the first nine months of 2002 derives from increases of approximately $5.3 million, or 26.2%, in the secure identification segment and $1.3 million, or 37.9%, in the facial recognition segment. These increases reflect our performance on new contracts awarded in the fourth quarter of 2002 as well as our continuing performance on existing contracts.

Gross margins increased to 23.1% in the third quarter of 2003 from 19.9% in the third quarter of 2002. Gross margins increased to 21.9% for the first nine months of 2003 compared to 19.1% for the same period in 2002. The overall increase in gross margin is attributable to the margin improvement in our facial recognition segment, which increased to 51.5% and 49.9% for the three- and nine-month periods ended September 28, 2003, from 2.8% and 0.8% for the three- and nine-month periods ended September 29, 2002. Margins in our facial recognition segment for the three- and nine-month periods ended September 29, 2002 were low in comparison to the margins in that division for the corresponding periods in 2003 due to our improved efficiency in delivering facial recognition projects in 2003, as well as margin adjustments on selected projects in 2002. Our overall margin increase is also due to the large increase in facial recognition revenues, and their corresponding higher margins. Margins in the secure identification segment decreased to 17.5% and 16.9% for the three- and nine-month periods ended September 28, 2003 from 23.2% and 22.1% for the three- and nine-month periods ended September 29, 2002. This decrease in the secure identification margins is due to the impact of recently won competitive awards at lower margins. Although prices remain fixed for products and services on a contract-by-contract basis, fluctuations in gross margin are attributable to the revenue mix from quarter to quarter. During the nine-month period ended September 28, 2003, new contracts in the secure identification segment accounted for 31.3% of our revenue and had a combined gross margin of 14.5%. During the nine-month period ended September 29, 2002, new contracts in the secure identification segment accounted for 27.2% of our revenue and had a combined gross margin of 32%. The gross margin excluding new contracts would have been 19.6% for the first nine months of 2003, as compared to 14.8% for the same period in 2002.

Sales and marketing expenses decreased approximately $307,000, from $1.5 million in the third quarter of 2002 to $1.2 million in the third quarter of 2003. Sales and marketing expenses decreased approximately $320,000, from $4.1 million for the first nine months of 2002 to $3.8 million for the first nine months of 2003. As a percentage of revenue, sales and marketing decreased from 19.0% in the third quarter of 2002 to 10.9% in the third quarter of 2003 and from 17.4% for the first nine months of 2002 to 12.6% for the first nine months of 2003. These decreases are due to a decrease in the level of requests for proposals from state governments within the secure identification segment as a result of delays due to state budgetary constraints. As the volume of proposal activity increases or decreases, we reallocate resources and expenses from other functions with similar skill sets versus increasing or decreasing our sales and marketing headcount and expenses.

Research and development expenses decreased approximately $494,000, from $1.4 million in the third quarter of 2002 to $946,000 in the third quarter of 2003. Research and development expenses decreased approximately $433,000, from $3.3 million for the first nine months of 2002 to $2.8 million for the first nine months of 2003. As a percentage of revenue, research and development expenses decreased from 17.8% in the third quarter of 2002 to 8.3% in the third quarter of 2003 and from 13.8% for the first nine months of 2002 to 9.4% for the first nine months of 2003. These decreases are the result of a restructuring and workforce reduction in the fourth quarter of 2002 as well as a decrease in our internal investment in research and development during the third quarter of 2003, as a result of the anticipated impact of research and development from the pending acquisition of ZN Vision Technologies AG.

General and administrative expenses increased approximately $98,000, from $1.2 million in the third quarter of 2002 to $1.3 million in the third quarter of 2003. For the fiscal year to date, general and administrative expenses increased approximately $490,000, from $3.0 million for the first nine months of 2002 to $3.5 million for the first nine months of 2003. As a percentage of revenue, general and administrative expenses decreased from 15.2% in the third quarter of 2002 to 11.7% in the third quarter of 2003 and from 12.6% for the first nine months of 2002 to 11.5% for the first nine months of 2003. These increases in general and administrative expenses are due to the logistical support required to grow our facial recognition business through acquisitions while continuing to meet the financing requirements created by our expanding operations. The increase includes $430,000 for our newly created strategic development department, and $150,000 of expenses related to pursuing new financing opportunities, offset in part by our continued efforts to reduce and control costs.

For the nine months ended September 28, 2003, we realized a net savings of approximately $800,000 as a result of the workforce reduction that was completed in the fourth quarter of 2002. The anticipated savings of approximately $1.6 million for the nine-month period ended September 28, 2003 was offset by the hiring of personnel for an aggregate annual expense of approximately $600,000, and additional expenses associated with additional employee terminations in 2003 of approximately $200,000.

Interest expense, net of approximately $19,000 of interest income, increased approximately $61,000 in the third quarter of 2003 over the third quarter of 2002. Interest expense, net of approximately $67,000 of interest income, increased approximately $82,000 for the first nine months of 2003 from the first nine months of 2002. This represents a decrease to 2.4% from 2.7% of revenue for the quarter-to-quarter period and for the first nine months of each fiscal year. The increase in interest expense reflects the additional debt financing required to fund performance on 2002 contract awards.

No provision for federal income taxes has been made for the three- and nine-month periods ended September 28, 2003 and September 29, 2002 due to the net loss in both periods. There was no provision for state income taxes for the three-month period ended September 28, 2003. For the nine-month period ended September 28, 2003, the provision for state income taxes was approximately $63,000. There was no provision for state income taxes for the three- and nine-month periods ended September 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $11.4 million at September 28, 2003, which consisted entirely of cash. This amount excludes approximately $5.1 million, which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2002 were approximately $2.2 million, which consisted entirely of cash. This number excludes approximately $7.4 million, which was restricted under our term loan agreements and project financing.

In the nine month periods ended September 28, 2003 cash provided by operating activities was approximately $502,000, which stems from our net loss of approximately $4.2 million, offset by non cash charges for depreciation and amortization of approximately $6.4 million, and cash used for the net increase in operating assets of approximately $1.7 million.

Accounts receivable increased approximately 9.0% from $7.4 million at December 31, 2002 to $8.0 million at September 28, 2003 due to the timing of billings.

Costs and estimated earnings in excess of billings increased approximately 5.4% from $23.4 million at December 31, 2002 to $24.6 million at September 28, 2003, and reflect the unbilled accumulation of costs on contracts in progress.

Accounts payable and accrued expenses increased approximately 10.8% from $7.0 million at December 31, 2002 to $7.8 million at September 28, 2003 due to the timing of payables.

In May 2003 we entered into a loan agreement with Lau Technologies that provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes totaling $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. In particular, the financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of September 28, 2003 we had approximately $4.6 million outstanding under this loan agreement, leaving approximately $2.4 million available for future needs.

In May 2003, we entered into a new loan agreement with Commerce Bank and Trust Company that superceded the original loan agreement for our existing term loans. The following table lists the approximate term note information for the bank and Lau Technologies as of September 28, 2003 (in thousands):

Lender	Original Loan Amount	Principal Balance	Monthly Payment Provisions	Date of Loan	Due Date Of Loan	Interest Rate
1	$4,000	$2,462	$84	02/07/2001	06/20/2006	8.00%
1	3,200	1,985	72	09/11/2001	03/11/2006	6.25%
1	1,800	1,560	34	12/12/2002	12/31/2007	5.25%
1	1,500	1,317	27	12/12/2002	04/24/2008	5.25%
1	1,200	1,023	24	12/12/2002	06/24/2007	5.25%
2	2,040	1,915	53	05/30/2003	06/30/2009	8.50%
2	1,227	1,227	51	05/30/2003	05/30/2008	8.50%
2	1,562	1,345	64	05/30/2003	08/30/2005	8.50%
2	287	125	42	05/30/2003	12/30/2003	8.50%

Total	$16,816	$12,959	$451

1.	Commerce Bank & Trust Company
2.	Lau Technologies

In accordance with our loan agreements, the term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain the following financial covenants:

•	in every fiscal year after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes;
•	in at least three quarters of each of our fiscal years after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes; if the secure identification segment has a net loss, that net loss may not exceed $200,000;
•	our net loss for the last three fiscal quarters of 2003, excluding income taxes, may not exceed $2,000,000, $2,000,000 and $1,500,000, respectively;
•	our net loss for the first three fiscal quarters of 2004, excluding income taxes, may not exceed $1,500,000, $1,000,000 and $500,000, respectively;
•	our net income for the last fiscal quarter of 2004 must be at least $100,000, excluding income taxes;

•	we must have positive net income, excluding income taxes, beginning with the year ending December 31, 2005 and continuing for each year thereafter;
•	we must have tangible net worth (as defined in the loan agreements) of at least $30 million at the end of each fiscal quarter beginning with the second fiscal quarter of 2003;
•	the ratio of our indebtedness (as defined in the loan agreements) to our tangible net worth (as defined) must not exceed 2.5 to 1;
•	at the end of each fiscal quarter, the ratio of our secure identification segment’s operating cash flow (as defined in the loan agreements) for the four most recent fiscal quarters to our debt service liability (as defined in the loan agreements) shall be at least 1.25 to 1; and
•	our capital expenditures in any fiscal year cannot exceed $1,500,000, and no single capital expenditure can exceed $250,000 without the lender’s prior written approval.

Additionally, in accordance with our loan agreements, we must maintain $5.1 million of cash on deposit with the lenders. This amount is recorded as restricted cash in long term assets.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of September 28, 2003 we have utilized approximately $1.1 million under these arrangements. The interest rates are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months.

We also have one capital lease arrangement under which we are also required to maintain the same financial ratios and minimum levels of tangible net worth as set forth in our primary loan agreements. Pursuant to these arrangements, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. At September 28, 2003 we had approximately $1.2 million outstanding under this arrangement.

We were in compliance with all debt covenants as of September 28, 2003, and believe that we will remain in compliance with all debt covenants. However, this expectation is dependent on achieving our business plan. If we do not remain in compliance with such covenants, the banks and lessors could require immediate repayment of outstanding amounts. As of September 28, 2003, there was approximately $14.2 million outstanding under these credit facilities.

On September 8, 2003, we sold an aggregate of 3,517,503 shares of our common stock, at a purchase price of $3.775 per share, in a private sale to institutional investors. The gross proceeds were approximately $13.3 million before investment fees and related expenses of approximately $1.0 million. In addition, the purchasers in this transaction have agreed to purchase an additional 456,007 shares of our common stock at 3.775 per share following, and subject to, the closing of our acquisition of ZN Vision Technologies. On October 8, 2003 we filed a registration statement on Form S-3 to register the resale of the underlying shares by the investors. We expect the net proceeds of these sales to enable us to meet our 2003 plan and to fund our ongoing operations through 2004. New contract awards may require us to seek additional financing depending on the timing, size and length of the contracts awarded. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section entitled “Factors that May Effect Future Results.” Our cash liquidity is not immediately impacted, either positively or negatively, by changes to net income (loss) due to timing differences between revenue recognition and cash payments on long term contracts.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 28, 2003.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$12,959	$4,258	$7,165	$1,536	—
Capital Lease Obligations	2,065	1,830	147	88	—
Operating Lease Obligations	846	800	46

CONTINGENT OBLIGATIONS

Our principal contractual commitments involve payments under capital leases, term notes and operating leases.

INFLATION

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

OTHER EVENTS

On July 31, 2003 the superior court for Fulton County, Georgia issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install a new drivers’ license system for the State of Georgia. This injunction is the result of a law suit filed in March 2003 by one of our competitors, Digimarc Corporation. The suit claims that the Department of Motor Vehicle Safety did not comply with its own bid process when selecting a vendor for the digital drivers’ license program. The merits of Digimarc Corporation’s claims against the Department of Motor Vehicle Safety are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that our contract with them remains in place. However, if the lawsuit is successful and we lose the contract, we could lose up to $15.9 million in revenue that we expected to recognize over the next five and one-half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million on the Georgia contract.

On September 8, 2003, we sold an aggregate of 3,517,503 shares of our common stock to at $3.775 per share, resulting in gross proceeds of approximately $13.3 million. Our net proceeds were approximately $12.3 million. The shares were sold to funds managed by J. & W. Seligman & Co. Incorporated, or Seligman, and other institutional and accredited investors in a transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereunder. The securities purchase agreement signed by Seligman includes a binding commitment for Seligman to purchase an additional 456,007 shares of our common stock at $3.775 per share immediately after, and subject to, the closing of the ZN acquisition. We have filed a registration statement with the Securities and Exchange Commission covering the resale of the shares, and are required to use our commercially reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission no later than December 7, 2003. For every 15 day period after December 7, 2003 that the registration statement has not been declared effective, we will be required to pay a penalty to the investors equal to 1.5% of the aggregate proceeds from the private placement. At our option, the penalty may be paid in cash or in shares of our common stock. If we elect to pay the penalty in shares of common stock, those shares will be valued at $2.69 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective for periods beginning after June 15, 2003. We do not expect that the adoption of EITF 00-21 will have an impact on the accounting for revenue from the secure identification systems and facial recognition systems under long-term contracts. We will evaluate transactions entered into after June 15, 2003 for all revenue generating activities for compliance with EITF 00-21, but based on preliminary review it is not expected to have a material impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our financial statements.

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

The installation of our digital identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies is expected to require additional capital. Although we completed a $13.3 million private placement of our common stock in September of 2003 and have been successful in the past in obtaining project financing, we will have ongoing capital needs as we expand our business. If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may not be able to fund our operations or expand our business to meet our plans. If we are unable to obtain capital when we need it, we may have to restructure our business or delay or abandon our development and expansion plans. That could have a material adverse effect on our business and financial condition.

Our leverage creates financial and operating risk that could limit the growth of our business.

We have a significant amount of indebtedness. As of September 28, 2003, we had approximately $15.0 million in short and long-term debt and lease financing. Our leverage could have important consequences to us including:

•	limiting our ability to obtain necessary financing for future working capital;
•	limiting our ability to finance the acquisition of equipment needed to meet customer requirements;
•	limiting our ability to finance the development of new technologies;
•	requiring that we use a substantial portion of our cash flow from operations for debt service and not other operating purposes; and
•	requiring us to comply with financial and operating covenants, which could cause an event of default under our debt instruments.

Our loan agreements with Commerce Bank & Trust Company, Fleet Capital Leasing and Lau Technologies contain the following financial covenants:

•	in every fiscal year after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes;

•	in at least three quarters of each of our fiscal years after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes; if the secure identification segment has a net loss, that net loss may not exceed $200,000;
•	our net loss for the last three fiscal quarters of 2003, excluding income taxes, may not exceed $2,000,000, $2,000,000 and $1,500,000, respectively;
•	our net loss for the first three fiscal quarters of 2004, excluding income taxes, may not exceed $1,500,000, $1,000,000 and $500,000, respectively;
•	our net income for the last fiscal quarter of 2004 must be at least $100,000, excluding income taxes;
•	we must have positive net income, excluding income taxes, beginning with the year ending December 31, 2005 and continuing for each year thereafter;
•	we must have tangible net worth (as defined in the loan agreements) of at least $30 million at the end of each fiscal quarter beginning with the second fiscal quarter of 2003;
•	the ratio of our indebtedness (as defined in the loan agreements) to our tangible net worth (as defined in the loan agreements) must not exceed 2.5 to 1;
•	at the end of each fiscal quarter, the ratio of our secure identification segment’s operating cash flow (as defined in the loan agreements) for the four most recent fiscal quarters to our debt service liability (as defined in the loan agreements) shall be at least 1.25 to 1;
•	our capital expenditures in any fiscal year cannot exceed $1,500,000, and no single capital expenditure can exceed $250,000 without the lender’s prior written approval; and
•	as of each fiscal monthly close (as defined in the loan agreements), we must have at least $5 million in unencumbered cash (as defined in the loan agreements) on deposit with Commerce Bank & Trust Company.

Further, our ability to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon our future performance, which is subject to financial, economic and other factors affecting us, some of which are beyond our control.

We derive over 90% of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 90% of our business involves providing products and services under contracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;
•	be subject to purchasing decisions of agencies that are subject to political influence;
•	contain onerous procurement procedures; and
•	be subject to cancellation if government funding become unavailable.

Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government. Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder.

We derive a significant portion of our revenue from a few customers, the loss of which could have an adverse effect on our revenues.

For the three and nine months ended September 28, 2003, two customers each accounted for over 10% of our revenues and an aggregate of approximately 33% and 30.5% of revenues respectively. The loss of any significant customer could cause our revenue to decline and thus have an adverse material effect on our business and financial condition. Since 30 to 40% of the revenues under our drivers’ license contracts is recognized during the first nine to twelve months of a contract, the period during which we design, customize, install and test the system, the loss of any of our significant customers during this phase would cause revenue to decline and could have a material adverse effect on our business.

Litigation involving our contract with Georgia could result in the cancellation of that contract which could have an adverse effect on our revenues.

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new driver’s license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its digital drivers’ license program. The merits of the lawsuit are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that its contract with us remains in place. However, if the lawsuit is successful and Viisage loses the contract, we could lose up to $15.9 million in revenue that we expected to recognize over the next 5.5 years. In addition, although Viisage expects that the Department of Motor Vehicle Safety would be required to reimburse Viisage for its costs incurred under the contract, if Viisage is unable to obtain reimbursement of those costs, Viisage could be required to recognize a loss of up to approximately $5 million on the Georgia contract.

The Securities and Exchange Commission may require us to amend previous periodic reports.

We have filed a proxy statement with the Securities and Exchange Commission seeking shareholder approval of the issuance of shares of our common stock in the ZN acquisition. As part of its review of the proxy statement, the Securities and Exchange Commission has expressed its view that our use of the percentage-of-completion accounting methodology during the design, build and installation phase of our drivers’ license contracts is not appropriate and that an alternative accounting method should be used. We have consistently used this method of recognizing revenue since inception, and both we and our independent accountants, BDO Seidman LLP, as well as our former accountants Arthur Andersen LLP, believe that it is appropriate and in accordance with generally accepted accounting principles. We, together with BDO Seidman, are continuing to work with the SEC on this issue. If we are not able to convince the SEC that we have properly accounted for the timing of revenue received under our drivers’ license contracts, we may be required to amend previous periodic reports, including our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, for one or more reporting periods.

Our strategy of expanding our facial recognition business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in facial recognition technology and to expand our operations within our facial recognition business segment. Pursuing this strategy involves risks. For instance, to date, facial recognition security solutions have not gained widespread commercial acceptance. Some of the obstacles to widespread acceptance of facial recognition security solutions include a perceived loss of privacy and public perceptions as to the usefulness of facial recognition technologies. Whether the market for facial recognition security solutions will expand will be dependent upon factors such as:

•	the success of our marketing efforts and publicity campaigns and those of our competitors; and

•	customer satisfaction with our products and services, as well as those of our competitors.

We do not know when, if ever, facial recognition security solutions will gain widespread commercial acceptance. In addition, our facial recognition business segment has not achieved profitability, and it may never achieve profitability.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

The events of September 11, 2001 have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and bringing to market biometric security solutions that use facial recognition as well as eye, fingerprint and other forms of biometric verification. Our products also will compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted.

Unless we keep pace with changing technologies, we could lose customers and fail to win new customers.

Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing needs of the marketplace. We may not be able to accurately predict which technologies customers will support. If we do not introduce new products, services and enhancements in a timely manner, if we fail to choose correctly among technical alternatives or if we fail to offer innovative products and services at competitive prices, customers may forego purchases of our products and services and purchase those of our competitors.

Uncertainties in global economic markets could cause delays in customer purchases.

Many customers and potential customers have delayed purchase intentions as a result of uncertainties in global economic markets. Government budgets, particularly at state and regional levels, have been or are expected to be reduced notably. Government contracts result from purchasing decisions made by public sector agencies that are particularly sensitive to budget changes and cutbacks during economic downturns, and variations in appropriations cycles. Many U.S. state customers are facing budget cuts, and some international customers are facing debt crises, introducing added uncertainty. Any shift in the government procurement process, which is outside of our control and may not be predictable, could impact the predictability of our quarterly results and may potentially have a material negative effect on our financial position, results of operation or cash flows.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

In the fiscal years ended December 31, 2001 and 2002, and nine month periods ended September 28, 2003 and September 29, 2002, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

Integration of ZN’s business may be difficult and will consume significant financial and managerial resources which could have an adverse effect on our results of operations.

Following the acquisition of the outstanding share capital of ZN Technologies AG, or ZN, we will attempt to integrate our and ZN’s respective facial recognition solutions and will begin to share common systems, procedures and controls. This process will be challenging and will consume significant financial and managerial resources. The challenges involved with this integration include, among others:

•	challenges related to technology integration;
•	possible difficulty implementing uniform standards, controls, procedures and policies; and
•	possible loss of key employees.

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to the timely, cost-effective integration of the companies.

The significant direct and indirect costs of our acquisition and integration of ZN could adversely affect our financial performance.

We expect to incur approximately $2.3 million of costs in connection with the ZN acquisition, including

•	costs associated with integrating our business with ZN;
•	financial advisory fees; and
•	costs and expenses for services provided by our lawyers and accountants.

The transaction costs and expenses attributable to financial advisory, legal and accounting services which we incur will be capitalized as a component of the purchase price. Goodwill associated with the acquisition will be required to be tested at least annually for impairment, and we will be required to record a charge to earnings if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with the acquisition will be amortized over their estimated useful lives.

If we do not achieve the expected benefits of the ZN acquisition, the price of our common stock could decline.

We expect that the acquisition of ZN will enhance our leadership in facial recognition technology through the combination of our technologies with those of ZN. Although the results of the initial tests of our combined technologies have been positive, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our facial recognition solutions could decline, which would have an adverse effect on our results of operations and financial condition. In addition, we expect that the acquisition will enable us to market our systems and products on a global scale. Our facial recognition customers are primarily located in the United States, and ZN’s customers are primarily located in Europe. We might not be able to market successfully our products and services to ZN’s customers or ZN’s products and services to our customers. There is also a risk that we will not achieve the anticipated benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisition as we do. If these risks materialize, our stock price could be adversely affected.

The success of our strategic plan to grow sales and develop relationships in Europe may be limited by risks related to conducting business in European markets.

Although ZN has experience marketing and distributing its products and developing strategic relationships in Europe, part of our strategy will be to increase sales and build additional relationships in European markets. Risks inherent in marketing, selling and developing relationships in European markets include those associated with;

•	economic conditions in European markets, including fluctuations in the relative values of the U.S. dollar and the Euro;
•	taxes and fees imposed by European governments that may increase the cost of products and services; and
•	laws and regulations imposed by individual countries and by the European Union.

In addition, European intellectual property laws are different than U.S. intellectual property laws and we will have to ensure that our intellectual property is adequately protected in foreign jurisdictions and that ZN’s intellectual property is adequately protected in the United States. If we do not adequately protect our intellectual property rights, competitors could use our proprietary technologies in non-protected jurisdictions and put us at a competitive disadvantage.

If our systems and products do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and harm to our reputation.

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

We believe our intellectual property, including our proprietary methodologies, is important to our success and competitive position. If we are unable to protect our intellectual property against unauthorized use by third parties, our reputation among existing and potential customers could be damaged and our competitive position adversely affected. Our strategies to deter misappropriation could be undermined if:

•	the proprietary nature or protection of our methodologies is not recognized in the United States or foreign countries;
•	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and
•	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

If these risks materialize, we could be required to spend significant amounts to defend our rights and divert our managerial resources. In addition, our proprietary methodologies may decline in value or our rights to them may be unenforceable.

Others could claim that we are infringing on their intellectual property rights, which could result in substantial costs, diversion of managerial resources and harm to our reputation.

Although we believe that our products and services do not infringe the intellectual property rights of others, we might not be able to successfully defend against a third-party infringement claim. A successful infringement claim against us could subject us to:

•	liability for damages and litigation costs, including attorneys’ fees;
•	lawsuits that prevent us from further use of the intellectual property;
•	having to license the intellectual property from a third party, which could include significant licensing fees;
•	having to develop a non-infringing alternative, which could be costly and delay projects; and
•	having to indemnify clients with respect to losses they incurred as a result of the alleged infringement.

Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation

If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.

We could be subject to fluctuations in technology spending by existing and potential customers. Accordingly, we will have to actively manage expenses in a rapidly changing economic environment. This could require reducing costs during economic downturns and selectively growing in periods of economic expansion. If we do not properly manage our resources in response to these conditions, our results of operations could be negatively impacted.

Future acquisitions of companies or technologies may result in disruptions to our business.

Our growth strategy could include additional acquisitions of companies or technologies that complement ours. Future acquisitions could involve risks inherent in acquisitions, such as:

•	challenges associated with integrating acquired technologies and business of operations acquired companies;
•	exposure to unknown liabilities;
•	diversion of managerial resources from day-to-day operations;
•	possible loss of key employees, customers and suppliers;
•	higher than expected transaction costs; and
•	additional dilution to our existing stockholders if we use our common stock as consideration.

We completed three acquisitions during 2002 for the primary purposes of expanding our market reach and enhancing our technology base and are in the process of completing our acquisition of ZN. We had prior experience in working with some of the companies from which we acquired technology, which aided in the integration. However, these acquisitions created some overcapacity in personnel, which we addressed through a reduction in force in October 2002. If we fail to manage these challenges adequately, our results of operations and stock price could be adversely affected.

The loss of key personnel could adversely affect our ability to remain competitive.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, William Aulet, our Chief Financial Officer, Jack Dillon, our Senior Vice President, Government Solutions, and James P. Ebzery, our Senior Vice President, Sales. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staffs is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

Our quarterly results could be volatile and may cause our stock price to fluctuate.

We have experienced fluctuations in quarterly operating results and we expect those fluctuations to continue. We expect that our quarterly results will continue to be affected by, among other things, factors such as:

•	the size and timing of contract awards;
•	the timing of our contract performance;
•	variations in the mix of our products and services; and
•	contract losses and changes in management estimates inherent in accounting for contracts.

We have a history of operating losses.

Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At September 28, 2003, we had an accumulated deficit of approximately $28.7 million. We intend to continue to invest in the development of our biometrics technologies and thus we cannot predict when or if we will ever achieve overall profitability.

We are subject to significant influence by a single stockholder that has significant relationships with us, which could result in us taking actions that are not supported by unaffiliated stockholders.

Following the ZN acquisition, Lau Technologies or Lau will beneficially own approximately 20.3% of our outstanding common stock. As a result, Lau will have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we will have significant relationships with Lau, including:

•	Lau has provided us with a credit facility in an aggregate principal amount of $7.3 million, which is secured by some of our assets;
•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau under which we agreed to pay Lau a 3.1% royalty on our facial recognition revenues for a period of twelve and one half years, up to a maximum of $27.5 million;
•	we lease our principal executive offices from Lau; and
•	the spouse of the Chairman of our Board of Directors owns a majority of Lau’s voting stock.

Future sales of our common stock by the ZN shareholders or Lau could depress the market price of our common stock.

As of October 7, 2003, there were 23,889,408 shares of our common stock outstanding. In connection with the ZN acquisition, we will issue up to 6,360,000 additional shares of common stock, which will result in an approximately 21% increase in the number of outstanding shares of our common stock. In connection with the acquisition, we agreed to file a Form S-3 registration statement promptly following the closing to register the re-sale of shares of our common stock received by the ZN shareholders. While the ZN shareholders will be subject to restrictions on their ability to re-sell shares of our common stock that they receive in connection with the acquisition, they will be entitled to dispose of a significant number of shares in the public market, which could cause the market price of our common stock to decrease significantly. In connection with our sale of 3,517,503 shares of our common stock to institutional investors in a private transaction on September 8, 2003, certain of the ZN shareholders entered into an agreement under which they agreed not to sell the shares of our common stock that will be issued to them in the ZN acquisition for periods ranging from 60 to 180 days. Following the ZN acquisition, Lau will own approximately 20.3% of our common stock. If Lau sells a significant number of shares of our common stock in the open market, our stock price could decline.

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

ITEM 4 – CONTROLS AND PROCEDURES

We carried out an evaluation, as of September 28, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control’s and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On July 31, 2003 the superior court for Fulton County, Georgia issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install a new drivers’ license system for the State of Georgia. This injunction is the result of a lawsuit filed in March 2003 by one of our competitors, Digimarc Corporation. The suit claims that the Department of Motor Vehicle Safety did not comply with its own bid process when selecting a vendor for the digital drivers’ license program. The merits of Digimarc Corporation’s claims against the Department of Motor Vehicle Safety are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that our contract with them remains in place. However, if the lawsuit is successful and we lose the contract, we could lose up to $15.9 million in revenue that we expected to recognize over the next five and one-half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million on the Georgia contract.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

Restrictions Upon the Payment of Dividends

We are prohibited under our borrowing arrangements from paying any cash dividends.

Private Placement

On September 8, 2003, we sold an aggregate of 3,517,503 shares of our common stock at $3.775 per share, resulting in gross proceeds of approximately $13.3 million. Our net proceeds were approximately $12.3 million, and we intend to use those proceeds for general corporate purposes. The shares were sold to funds managed by J. & W. Seligman & Co. Incorporated, or Seligman, and other institutional and accredited investors in a transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereunder. We relied upon representations made by the purchasers in the securities purchase agreements as a basis for such exemption. The securities purchase agreement signed by Seligman includes a binding commitment for Seligman to purchase an additional 456,007 shares of our common stock at $3.775 per share immediately after, and subject to, the closing of our acquisition of the outstanding share capital of ZN Vision Technologies AG. We have filed a registration statement on Form S-3 to register the resale of the shares issued or to be issued to the above investors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are incorporated herein by reference.

(b)    Reports on Form 8-K

Date of Report	Items Reported	Financial Statements Filed

September 10, 2003	Item 5, Other Events and Regulation FD Disclosure; Item 7, Financial Statements and Exhibits	None

August 5, 2003	Item 5, Other Events and Regulation FD Disclosure; Item 12, Results of Operation and Financial Condition	None

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIISAGE TECHNOLOGY, INC.

Date: November 12, 2003	By:	/s/ BERNARD C. BAILEY

Bernard C. Bailey President and Chief Executive Officer (Duly Authorized Officer)

Date: November 12, 2003	By:	/s/ WILLIAM K. AULET

William K. Aulet Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.2	**	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.3	***	Amendment No. 1 to Securities Purchase Agreement among Viisage Technology, Inc., ZN Vision Technologies AG and the Sellers named therein dated as of August 20, 2003.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2003 and incorporated herein by reference.

**	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2003 and incorporated herein by reference.

***	Filed as Annex A-2 to Amendment No. 1 to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 21, 2003 and incorporated herein by reference.