Form 10-K
period 2003-12-31
VIISAGE TECHNOLOGY INC
filed 2004-03-30
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Registrant’s telephone number, including area code: (978)-952-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act

Rule 12b-2).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2003, was approximately $70 million.

As of March 25, 2004, the registrant had 35,623,844 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

Viisage Technology, Inc. was formed as a division of Lau Technologies in 1992. In 1996, we were incorporated as a Delaware company, just prior to the completion of our initial public offering of common stock. Our principal executive offices are located at 30 Porter Road in Littleton, MA 01460, Tel. 978.952.2200. Effective April 5, 2004, our principal executive offices will be located at 296 Concord Road, Suite 302, Billerica, MA 01821 Tel. 978.932.2200. When we refer to “we”, “our” and “Viisage” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Viisage Technology, Inc.) as well as all of our consolidated subsidiaries.

We deliver advanced technology identity solutions for governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. We focus on identity solutions for civil identification, criminal identification and border management applications that improve personal convenience and security, deter fraud, and reduce identification program costs. By combining secure document and face recognition biometric technologies that quickly, reliably, and accurately identify individuals in both one-to-one and one-to-many situations, we create innovative identity solutions. Our goal is to help our customers solve three critical aspects of verifying and managing identities:

•	assurance that an identification document is authentic,

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document, and

•	verification of the privileges the document grants.

We combine our proprietary biometric and secure credential software and hardware products with complementary industry standard products to create identity solutions that integrate into our customers’ environments. These turnkey solutions integrate secure document technologies, image and data capture, relational databases, and multiple biometrics, improving our customers’ ability to process and manage identity information. Applications include passports, driver’s licenses, voter registration, national identification credentials, law enforcement, social services, access control, surveillance and PC network and Internet access security. Our primary customers are government agencies, with particular penetration in U.S. government agencies such as the Department of State, and state departments of motor vehicles, social services, and law enforcement. We are the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports and have captured approximately 32% of the domestic driver’s license market. Our solutions annually produce more than 30 million secure credentials at more than 2,000 locations, including at each of the 16 U.S. Department of State passport-issuing agencies. We also have provided services under subcontracts for projects in the United Arab Emirates, Jamaica, the Philippines and the U.S. Immigration and Naturalization Service.

Our business involves two related segments: secure credentials (formerly called secure identification or SIPS) and biometrics (formerly called facial recognition). See Note 12 of Notes to Consolidated Financial Statements below.

For the year ended December 31, 2003 approximately $36.6 million, or 97.8% of our direct revenue was derived within the United States. The remaining $818,000, or 2.2% of revenue was derived in Canada and the United Arab Emirates.

Industry Background

We recognize the pivotal role of identity in international security, national security, and personal privacy. The need for proper identification affects most businesses and people each day. The problem of identity theft continues to impact governments, individuals, businesses and economies at growing rates, and is expected to cost an aggregate of $2 trillion in financial losses to those groups by the end of 2005 (source: Aberdeen Group). Further, the desire for personal convenience and the concern over personal security have become driving forces behind the global need for identity solutions that address the multiple aspects in which we use identification. Identification is used nearly as often online as it is in the offline or physical world. Prior to the technology boom, would-be identity thieves needed only to obtain their victim’s drivers’ license, which is widely considered standard identification, to gain access to multiple identities, commit fraud, and evade law enforcement. Today with increased activity online, digital identity theft has become an additional vehicle for criminal activity and a global concern, thereby making digital identity a point of both convenience and vulnerability.

The drivers’ license remains the standard identification document throughout North America. It has extended beyond its original use of solely providing evidence of the holder’s driving privilege, when a photograph was optional in many states, to its common use as an identity document for financial and information transactions. The thrust has therefore moved from simply issuing a document that entitles the user to driving privileges to building a process in which agencies issuing drivers’ licenses implement measures to ensure:

•	one identity per individual,

•	one identity document tied to that individual, and

•	one record that follows an individual throughout a lifetime.

As an additional means of improving personal convenience and security and deterring fraud, identification systems have increasingly used biometrics (unique biological characteristics of an individual) to verify personal identities. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data, hand geometry and others.

As independent biometric solutions gain broader adoption and achieve similar successes to those of physical credentials, the demand increases for integration of multiple biometric technologies to further increase the security of important credentials such as drivers’ licenses, passports, national Ids and visas. For example, the U.S. Department of Homeland Security’s U.S. VISIT program uses biometrics such as face recognition and fingerprints to confirm and track the identities of visitors entering the United States with a visa. This is a real life example of how multiple biometric technologies will co-exist to provide law enforcement and government personnel with additional tools to increase security at domestic borders. Face recognition technology is one of the biometrics of choice recommended for many of these multi-biometric solutions. Both the International Civil Aviation Organization (ICAO), which recommends the use of face recognition in passports worldwide, and the National Institute for Standards and Testing (NIST), which recommends using face recognition in the U.S. border crossing initiatives, are advocating deployments of face recognition technology based on the dramatic improvements in face recognition that have occurred in recent years.

Identity Solutions

Increasingly we are finding that our customers and prospects demand integrated secure credential and biometric solutions. As a result, we are spearheading the convergence of these two market segments. We refer to the market being created by this convergence as the identity solutions market. As our re-positioning supports a “customer in” approach where we focus on solving our customer problems, we believe that our message is resonating with customers, partners and investors alike. This strategy delineates the difference between solving customer problems and pushing technologies. By focusing on solving customer problems, our solutions are grounded in applications that demonstrate a measurable return on investment for our customers.

Our target markets include the federal government, local government and law enforcement. Our technologies may be applied to address the challenges for these markets in the areas of border control, civil identification and criminal identification. The federal government along with local governments and law enforcement agencies are among the early adopters of these advanced technology identity solutions. As identity solutions continue to demonstrate effectiveness, we anticipate increased adoption by public and private enterprises of these solutions for various identity applications. Further, through the February 2004 acquisition of Trans Digital Technologies Corporation, or TDT, we have gained an additional competitive advantage in border management applications, as the acquisition instantly established Viisage as the sole-source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. With this advantageous positioning in the federal market and border management applications, we believe that we are poised to play a significant role in the worldwide identity solutions market.

Just as we benefited during the transition from film-based credentials to digital credentials, today we are seizing the opportunity to lead the secure credentials and biometric industries into the next generation of identity solutions. We are combining multiple secure document, biometric and database technologies to create identity solutions that detect and prevent identity breaches by addressing the many forms in which identity may be accessed and used.

Secure Credential Solutions

Our secure credentials business develops and implements secure credentials systems and solutions. These solutions can produce identification credentials that are virtually tamper proof, and utilize face recognition and other biometrics for the real-time identification (one-to-many) and verification (one-to-one) of individuals.

Within the secure credentials market, our products and solutions integrate into our customer’s varied credential provisioning processes, including:

•	identity proofing using credential authentication of secondary forms of identification also known as breeder documents,

•	scanning and storing identity-supporting credentials (birth certificates, passports, visas, etc.), and

•	conducting biometrics verification using face recognition or fingerprints.

We then provide means and methods to create highly secure and durable credentials that not only have security features embedded in the various layers that construct the identity credential, but also tie the credential to the place of issuance, the person/agency that issued it, the material that was used to make the credential, etc. Using both the ability to create a secure credential and associate a single individual with that credential, we can provide on-line and real-time checking and verification capabilities to assure our customers that the identity documents produced by that individual are authentic and the individual is the authorized user of those documents.

Depending on the customer’s needs, we offer two types of identification systems. The first is an instant issuance or “over the counter” system that enables our customers to produce identification credentials on location in minutes. The second is a central production system that receives the information electronically from the point of capture, and enables our customers to produce credentials from a secure off-site processing location. These credentials are later mailed to recipients. The face images captured by the credential systems can provide the content, or face bases, for identification and verification applications. One of the primary features of these databases of face images is the ability to conduct database mining based on an image alone. This capability represents two of our critical differentiators. The first is the ability to quickly and reliably manage and mine some of the largest face images databases in the world. The second is our ability to take advantage of numerous face image databases that exist today as part of legacy infrastructure, including those found in passport and drivers’ license issuing agencies.

In a Viisage credential system, the facial images and other information are captured in digital format at a PC-based Image Capture Workstation, which usually incorporates our proprietary SensorMast™ unit. Compact and self-contained, our workstations can easily be linked to a central image storage device, central credential production unit and other remote devices using an existing network, custom designed data communications or the World Wide Web. This flexibility makes the Image Capture Workstation ideal for instant issue, central production, mobile use and multiple site systems. The system further helps the issuing agency assess image quality at the point of capture. With an instant issue system, a commercially available dye-sublimation printer produces single-piece, tamper-resistant identification credentials. Alternatively, with a central production system, a high speed-manufacturing unit produces the credentials, and an integrated credential delivery unit prepares the credentials for mailing. When central production is selected, such systems incorporate our proprietary Visual Inspection System for quality control of all credentials produced. Every system delivers top quality, tamper-resistant identification credentials customized to meet the customer’s information, delivery and security needs. A wide range of optional features is available, including bar codes, holographic overlays, ghost imaging, ultraviolet or micro preprinting, smart credentials and a number of other features.

Biometrics Solutions

We have developed a platform upon which we are able to integrate multiple biometrics such as face recognition, fingerprint, and signature. The platform is designed to be independent of specific biometric technologies, thereby enabling customers to select the biometrics that best fit their multi biometric identity solution needs. By designing a platform that handles multi-biometric solutions and is vendor neutral, we are able to provide customers with advanced identity solutions with increased accuracy as a result of the multiple biometrics employed.

We are finding that face recognition is the biometric of choice for many customers and prospects for several reasons, including its:

•	complementary match to many customer legacy databases, such as passports and licenses,

•	uniqueness as a prominent feature that can be easily captured by a digital camera

•	ability to be verified visually in most cases by an individual with little special training, and

•	non-intrusive nature.

Our face recognition technology is fast and scaleable, most notably in large-scale image database mining. This technology is advantageous for many businesses that have large repositories of images. For these businesses, prior to the implementation of our face recognition technology, matching identities using their image databases was slow if not impossible. Using our solution capabilities, the images are easily face recognition enabled, and quickly and accurately matched, even in databases containing tens of thousands of images.

We are concentrating on implementing biometrics as integral proofing elements to support the civil identification, criminal identification and border management application requirements of today. Each identity solution category requires its own variation of proofing, or verifying, an identity. These range from local database applications such as facility access control or surveillance, to large distributed database applications involving fraud and identity theft or border management. We have several on-going face recognition identification projects, including projects with the Pinellas County, Florida Sheriff’s Office, the Illinois Secretary of State, the Illinois State Police, the U.S. Department of Defense, Deutsche Bank in Germany, Berlin Airport in Germany, Dubai International Airport, Hanover Zoo in Germany, more than 100 surveillance applications in casinos and a number of other installations.

Our patented face recognition software offers customers the ability to create unique identification solutions, enhances existing identification solutions and provides opportunities for new applications. We offer several face recognition products that can be utilized in a wide variety of solutions requiring identification or verification of an individual.

Proprietary Products

Our proprietary products and related software are described below:

•	The Image Capture Work Station is a multifunctional software solution that offers modules for capturing images, laying templates, checking image quality, previewing printing, managing devices such as cameras, connecting to mainframes, and handling point of sale.

•	The SensorMast is a fully integrated, secure tower unit that incorporates computer-controlled image capture equipment. This equipment includes commercially available digital cameras, adjustable lighting, frame grabbers, step motors, fingerprint and signature capture devices and barcode readers. An integrated version of the SensorMast also includes the computer in the SensorMast.

•	The Visual Inspection System automatically evaluates credentials produced by our central production systems to determine whether the image and data on a person’s identification credential correspond to the information about that person in the system database. If the information does not match, the Visual Inspection System rejects the printed credential and identifies the defect for immediate corrective action. This system, which incorporates robotics, high-speed cameras and sophisticated software, automates an activity that is otherwise performed manually and is a potential source of cost savings for customers.

•	As a result of our February 2004 acquisition of TDT, Viisage now works in conjunction with Toppan Printing Co., Ltd. to bring MP300 cutting edge printing technology to our customers and markets. Toppan provides thermal transfer pigment ink to enhance both printing quality and counterfeiting protection. The MP300 can be networked to multiple printers through a computerized workstation. Printer networking allows efficient use of equipment and personnel when adapting to variations in document production.

•	The FaceTOOLS® Software Developer’s Kit (SDK) is designed for application developers who want to incorporate state-of-the-art face recognition technology into their applications. Using FaceTOOLS, developers can create virtually any kind of face recognition application. The updated version (V3.0), released in Q1 of 2004, is based on flexible template matching, a new and powerful technological foundation, incorporating a unique combination of multiple approaches to face recognition.

•	FaceEXPLORER® is a large image database research and mining tool that provides the ability to reduce fraud and crime by identifying duplicate images in large databases, such as licensed drivers, benefit recipients, missing children and visa holders. Additionally, law enforcement officials can use FaceEXPLORER to match images and computer composites against image databases to identify suspects and known criminals. Enterprise customers can use FaceEXPLORER to verify identities, improve customer service and reduce fraud by effectively retrieving, managing and analyzing their image databases. We have deployed FaceEXPLORER in one of the world’s largest face recognition system for the Illinois Secretary of State and State Police. This system provides both duplicate identity fraud reduction and identity investigation capabilities. When fully deployed, the system will contain up to 20 million images, with the ability to retrieve images within seconds.

•	FacePASS® is a ready-to-use verification solution designed to meet the most demanding access control system requirements. By verifying the claimed identity of a user, FacePASS® enables the customer to allow the right people in and keep the wrong people out. A variety of access control configurations are available to handle a customer’s specific physical environment.

•	FaceFINDER® is a modern surveillance identification solution. Our patented real-time video technology scans crowds of people and matches individuals to selected faces previously stored in an image database. FaceFINDER assists customers, such as casinos, domestic and international airports, military bases and government buildings identify suspects either from long distance or from large crowds.

Systems Integration and Software Design Capabilities

In addition to our systems integration capabilities, an important aspect of our services and ability to deliver turnkey solutions to our customers involves the implementation of standard products and the design of customized solutions. Our secure credentials proprietary software controls the system and integrates the system components, including the SensorMast and Visual Inspection System and a variety of third party components and technologies used by our customers. Our secure credentials segment has designed software to support all current industry standard operating systems (e.g., Windows NT, Windows 2000, Windows XP, and Unix), network protocols (e.g., Novell Netware, TCP/IP and SNA), database products (e.g., Sybase, SQL Server or Oracle) and client/server or webserver architectures. Our software design and systems integration capabilities enable us to accommodate most computing environments and customers with special requirements.

Customer Service and Support

We provide extensive customer training and help desk telephone support as well as ongoing maintenance services to our customers. In delivering these services, our service and support teams leverage the expertise of our software and hardware engineers or external technology consultants to ensure post installation customer satisfaction. Our turnkey solutions include program management, installation, training, complete service and support. In addition to our help desk, we maintain in state field service technicians for the duration of our contracts. We also maintain a spare parts inventory, and provide storage management, distribution and repair of the products we supply.

Sales and Marketing

We market our products and identity solutions through both a direct sales force and strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling the entire identity solutions portfolio of offerings. We have an international sales force responsible for the North American Market, Europe, the Middle East and Asia Pacific. We have established a dedicated U.S. federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Homeland Security, the Department of State (providers of the U.S. Passport), the Department of Defense, and others. We continue to develop strategic partnerships and distribution channels to broaden our coverage and increase the size of our market around the world. We have established original equipment manufacture, or OEM, distribution agreements with partners to leverage our face recognition technology. We work with systems integrators, solution providers, and service organizations to deliver identity solutions in combination with their core capabilities to expand our access to such organizations’ existing relationships, marketing resources and credibility in new markets. We utilize in-country agents to expand our international access to opportunities. Our sales and partner strategy is designed to enable us to deliver identity solutions to customers throughout the world that are focused on solving identity problems through civil identification, criminal identification and border management applications.

With the recent acquisition of ZN Vision Technologies AG, or ZN, we have increased our direct sales and marketing coverage in the European marketplace. Dedicated sales and services teams operate from our Bochum, Germany location. The acquisition of TDT has strengthened our coverage and access to the U.S. federal marketplace.

We have a direct services organization that supports our direct sales staff by providing pre- and post-sale technical support. This support includes traveling with sales representatives to help explain the systems, defining solutions for customers, designing systems for public procurement activity, supporting the implementation process and providing post-implementation support. We also have a program management group that is dedicated to identifying additional opportunities with existing customers and coordinating related selling efforts.

Product Development

We have developed proprietary software products that support all current industry standard operating systems and networking environments, and proprietary image capture and inspection products for identity solutions. We believe these products will support our identity solutions for the foreseeable future. Our current development activities are focused on expanding our capability in supporting solution sets for the civil identification, criminal identification and border management applications. Specific to our biometrics capabilities, we are adding a second face recognition engine to our face recognition technology. We believe that the combination of two face recognition engines with biometric matching flexibility when handling multiple biometric templates will provide a unique offering within the biometric industry. We also benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software, computers, etc.

For the years ended December 31, 2003, 2002 and 2001, research and development expense was $3.7 million, $4.5 million and $2.0 million, respectively. These amounts are not inclusive of specific projects that are reported in cost of revenues.

Manufacturing and Sources of Supply

Contract manufacturers make proprietary subsystems and assemblies to our specifications. Other non-proprietary system components, such as certain software, cameras, personal computers, printers and related components, are purchased from third-party vendors. Most of our purchasing is done from more than one source. However, to enable better prices and quality control, these purchases are managed on a contract-by-contract basis, which assures consistency in long-term contracts. We purchase some sub-assemblies from single vendors to help ensure high quality, prompt delivery and low cost. We qualify additional sources for most components, contracted assemblies and purchased subsystems, or at least identify alternative sources of supply. We believe that the open architecture of our systems facilitates substitution of components or software when this becomes necessary or desirable. Although we may experience delays due to a lack of the availability of component parts and assemblies on contracts we mitigate these delays by maintaining a spares pool and/or substituting obsolete parts.

Patents, Trademarks and Licenses

Patents

Both our secure credentials segment and our biometrics segment use patented technology and trade secrets developed or acquired by Viisage. We have significantly expanded our portfolio of face recognition patents and trade secrets through the acquisition of ZN. In addition, we have a number of U.S. and foreign patent applications in process for face recognition technologies, including 12 foreign patent applications previously filed by ZN.

Trademarks

We have registered our “Viisage Technology” trademark, as well as trademarks for “FaceEXPLORER”, “FaceFINDER”, “FacePASS”, “FaceTOOLS” and “Sensormast” with the U.S. Patent and Trademark Office. Applications are pending in the United States and Europe for the “Viisage” trademark and in Europe for “FaceEXPLORER”, “FaceFINDER” and “FacePASS”.

Copyrights

We have filed a copyright application for our SensorMast software and have made a copyright filing for our Visual Inspection System and related proprietary software.

We cannot assure you that our efforts to prevent the misappropriation of the intellectual property used in our business will be successful. Further, we cannot assure you that any patents will be issued for our U.S. or foreign applications or that, if issued, they will provide protection against competitive technologies or will be held valid and enforceable if challenged. Finally, we cannot assure you that competitors would not be able to design around any such proprietary right or obtain rights that we would need to license or design around in order to practice under these patent and copyrights.

We believe that our patents are important to both our secure credentials and our biometrics segments. Our U.S. patents typically have a duration of 17 to 20 years.

Seasonality

Performance on our contracts is generally ratable throughout the contract terms and, therefore, our business is not seasonal. We do experience fluctuations on secure credentials contracts due to changes in the volume of state drivers license issuances. Our business is also somewhat dependent on federal, state and local funding of projects as well as state regulatory requirements resulting in the modification of individual states credentials, issuance of new state drivers license contracts or contract extensions.

Working Capital Requirements

Our secure credentials contracts require significant capital to fund development and implementation. In 2003, we utilized bank borrowings and other lease financing vehicles to supplement our working capital to fund these capital requirements. In addition, in 2003, we raised approximately $12.2 million in net proceeds through the private sale of shares of our common stock to certain institutional investors. These funds also were used for working capital. There are no special requirements or customer terms in our bank borrowings or other lease financing vehicles that are expected to have a material adverse effect on our working capital. As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we may raise additional capital, as needed, to fund working capital needs or growth activities.

Customers and End Users

The following lists and categorizes our customers and end users for our secure credentials solutions:

State Departments of Motor Vehicles, Other State and Local Agencies

Alaska Department of Motor Vehicles

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

Massachusetts Department of Transitional Assistance

Mississippi Department of Information Technology Services

New York Department of Social Services*

North Carolina Department of Transportation

Ohio Bureau of Motor Vehicles

Ohio Department of Public Safety

Oklahoma Department of Public Safety

Pennsylvania Department of Transportation

State of Rhode Island, Department of Administration, Division of Motor Vehicles

State of Delaware Department of Public Safety

State of Georgia Department of Motor Vehicle Safety

Wisconsin Department of Transportation

Federal Agencies Foreign Contracts

U.S. Immigration and Naturalization Services *

Commission on Elections of the Republic of the Philippines *

Electoral Commission of Jamaica *

Electoral Commission of Uganda

The following lists and categorizes our customers and end users for our biometrics solutions:

State Departments of Motor Vehicles, Other State and Local Agencies

City of New Bedford Massachusetts Department of Police

Connecticut Department of Motor Vehicles

Illinois Secretary of State Office

Illinois State Police

Kentucky State Police of the Commonwealth of Kentucky

Mississippi Department of Information Technology Services

Middlesex County Sheriff’s Office

Oklahoma Department of Public Safety

Pinellas County Sheriff’s Office

State of Delaware Department of Public Safety

State of Rhode Island Division of Motor Vehicles

University of Maryland Office of Research Administration

Federal Agencies

U.S. Department of State

U.S. Technology Support Office, Technical Support Working Group

Foreign Contracts

Canadian Bank Note Company

United Arab Emirates Ministry of Interior*

Airports

St. Petersburg – Clearwater International Airport

Dubai International Airport

Berlin International Airports

Commercial Customers and Distribution Partners

Canadian Bank Note

Novar

European, Russian and Lithuanian Banks

Over 100 Casinos worldwide

*	By subcontract

For the year ended December 31, 2003, two customers, Pensylvania Department of Transportation and Illinois Secretary of State, each accounted for over 10% of our revenue and an aggregate of 26% of our revenue.

In addition, most new contracts for secure credential solutions now include a biometric technology component.

Backlog

Our backlog consists of signed contracts, subcontracts and customer commitments for which revenue has not yet been recognized and excludes phase-out or other extension opportunities included in such contracts.

Backlog is only somewhat indicative of future revenue because contracts may be changed positively or negatively. Contracts included in our backlog could be cancelled at any time due to lack of performance without penalty. Contracts terminated by our customers for convenience would generally result in our recovery of all actual committed costs and profit, if any, on work performed through the date of cancellation.

At December 31, 2003, our backlog was $112 million, compared to $78 million at December 31, 2002. Of the $112 million in backlog as of December 31, 2003, we expect to recognize revenue of approximately $35 million in 2004. Approximately $32 million of this increase in backlog was related to our adoption of EITF 00-21 on a cumulative basis as of January 1, 2003. EITF 00-21 limits the amount of revenue that we may allocate to the customization, design and installation of systems to the amount that is not contingent upon the production of secure credentials. Revenue on our secure documentation contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in these contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment, until credentials are produced. As a result, revenue and margins that were recognized as earned and unbilled under our previous revenue recognition policy for secure documentation contracts were deferred under EITF 00-21 and therefore are included in our backlog at December 31, 2003.

Government Contracts

A majority of our contracts are with U.S. federal or state governmental agencies. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency. While termination is a significant financial risk, we have never experienced a government contract termination.

In July 2003, following the institution of a law suit by one of our competitors, a Georgia court issued a preliminary injunction which effectively prevents us from completing installation work on a drivers’ license system for the Georgia Department of Motor Vehicle Safety. The merits of the lawsuit are the subject of ongoing court proceedings. However, if the lawsuit is successful and we lose the contract, we could lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million for costs incurred to date on the Georgia contract.

Competition

The market for our products and services in our individual component areas is extremely competitive and management expects this competitive environment to intensify as the market for our products continues to grow. However, we believe that our unique solutions, which address a broad spectrum of identity needs, will differentiate us from our competition. We are not aware of any company that competes with us directly on the basis of combining secure credentials and biometrics to create identity solutions that address customer needs in civil identification, criminal identification and border management applications.

Secure Credentials Segment

We face competition in the secure credentials systems market from companies, including Digimarc ID Systems, LLC, which, in some cases, have greater financial and marketing resources than us. In some cases, we may be competing with an entity that has a pre-existing relationship with a potential customer, which could put us at a significant competitive disadvantage. As the secure identification market expands, additional competitors may seek to enter the market.

We believe that competition in the secure credentials systems market is based primarily upon the following factors:

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

Biometrics Segment

In the field of face recognition technology, we compete with several face recognition providers, none of which have any market dominance, as well as providers of other biometric solutions, such as fingerprint recognition, which has a long history of use, particularly in law enforcement applications. We expect that as the market for biometric solutions develops new companies and companies with significant resources and capabilities may enter the market and competition will intensify.

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2003, we had 119 full time and 7 supplemental employees. Supplemental employees are generally technology contractors utilized in the delivery of secure credentials systems on an as needed basis. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Officers

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Bernard C. Bailey, 50, joined Viisage in August 2002 as Chief Executive Officer. From January 2001 through August 2002, Mr. Bailey served as the Chief Operating Officer of Art Technology Group. Between April 1984 and January 2001, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the US Naval Academy, Mr. Bailey served for eight years as an officer in the US Navy.

Iftikhar A. Ahmad, 52, was appointed Senior Vice President and General Manager of our Secure Credentials business segment in October of 2002. Between March 1999 and October 2002 he served as Viisage’s Vice President of Engineering and Program Management. From November 1996 until March 1999, Mr. Ahmad served as a Director in our Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau’s Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

William K. Aulet, 46, joined Viisage Technology in February 2003 as Chief Financial Officer. Between August 1996 and February 2003, he served as the President of SensAble Technologies. Mr. Aulet was one of the founders of Cambridge Decision Dynamics, where he served as President from April of 1995 to August of 1996. Prior to Cambridge Decision Dynamics, he spent twelve years at IBM Corporation, where he held various management positions. He is a Senior Lecturer at MIT’s Sloan School of Management.

James P. Ebzery, 44, joined Viisage Technology in November 2002 as Senior Vice President of Sales and Marketing. Mr. Ebzery served as Vice President of Operations for Internet Capital Group from April 2000 to February 2002. Prior to joining ICG, he held senior sales and marketing positions at IBM Corporation from December 1983 to April 2000. He also served as the Worldwide Solutions Executive for the IBM Supply Chain Software Business.

John J. Dillon, 67, joined Viisage in February 2003 as Senior Vice President of Government Solutions. From January 1997 to February 2003, he served as Vice President of Central and Eastern Europe for Lockheed Martin, focusing on command and control and security systems. Prior to 1997, Mr. Dillon held a number of senior positions with Lockheed Martin, including Vice President of Business Development, Vice President of Software and Technical Services and Vice President of Command and Control and Security Systems. Mr. Dillon also previously served as a Vice President with Unisys Defense Systems, which became part of Loral Corporation, later purchased by Lockheed Martin.

There are no family relationships among any of our executive officers and directors.

Code of Ethics

We have adopted a Code of Business Ethics and Standards of Conduct that applies to our directors, executive officers (including our principal executive, financial and accounting officers) and to all of our other employees. A copy of the Code of Business Ethics and Standards of Conduct will be provided to any person, without charge, upon receipt of a written request addressed to our Chief Financial Officer at our principal executive offices or an e-mail request addressed to investor@viisage.com.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2003 and 2001 export sales were approximately $800,000 and $1.2 million, respectively. We did not have any revenue related to export sales for the year ended December 31, 2002. We do not consider export sales to be material for the years ended December 31, 2003, 2002 and 2001. Foreign operations and export sales may be significant in the future due to our acquisition of ZN in 2004.

Company’s Internet Website

We maintain a corporate website with the address www.viisage.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

We currently use approximately 37,700 square feet of space in facilities located in Littleton, Massachusetts. This space is leased to us by DEK Portfolio Limited Partnership through October 31, 2004, although we can terminate our lease as to approximately 11,300 square feet of such space on 15 days notice. Effective, April 5, 2004, we are vacating this space and moving our corporate headquarters to a Class A office building in Billerica, Massachusetts. In Billerica, we will use approximately 32,000 square feet of space pursuant to a sublease from eiStream, Inc. The term of the new sublease will run through December 31, 2008. We will not be required to pay rent at the new facility until December 5, 2004. We expect to use this property for corporate, administrative, research and development, customer support and other general business needs. While we believe that this new facility will be adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms. With the exception of our principal executive office lease, we have no material operating leases.

Item 3. Legal Proceedings

On July 31, 2003 the superior court for Fulton County, Georgia issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install a new drivers’ license system for the State of Georgia. This injunction is the result of a lawsuit filed in March 2003 by one of our competitors, Digimarc ID Systems, LLC. The suit claims that the Department of Motor Vehicle Safety did not comply with its own bid process when selecting a vendor for the digital drivers’ license program. The merits of Digimarc’s claims against the Department of Motor Vehicle Safety are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that our contract with them remains in place. However, if the lawsuit is successful and we lose the contract, we could lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million for costs incurred to date on the Georgia contract.

We are not aware of any other legal matters that could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol VISG. On March 25, 2004, the closing price of our common stock was $7.00 per share and there were approximately 250 holders of record of our common stock. The quarterly high and low sales prices, as reported by Nasdaq, of our common stock in 2003 and 2002 were as follows:

	2003		2002
Quarter	High	Low	High	Low
First Quarter	$5.40	$3.01	$10.14	$5.02
Second Quarter	$5.78	$3.76	$7.64	$3.63
Third Quarter	$5.40	$3.85	$5.10	$2.50
Fourth Quarter	$4.61	$3.34	$5.84	$3.27

Dividend Policy

We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our lending arrangements.

Recent Sales of Unregistered Securities

Information concerning an unregistered sale of our common stock during 2003 was included in Part I, Item 2 of our Quarterly Report on Form 10-Q for the three months ended September 28, 2003 under the caption “Other Events”.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the fourth quarter of 2003.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere in this report. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2003(1)	2002(2)	2001(2)	2000(2)	1999(2)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$37,371	$32,302	$26,280	$27,539	$19,297
Cost of revenue	27,844	25,239	19,602	21,136	15,131

Gross margin	9,527	7,063	6,678	6,403	4,166
Operating expenses:
Sales and marketing	5,282	5,368	809	787	739
Research and development	3,650	4,457	2,054	688	253
General and administrative	5,110	5,069	2,500	2,489	1,939
Acquisition expenses	—	—	1,639	—	—
Restructuring charges	—	824	—	—	—

Total operating expenses	14,042	15,718	7,002	3,964	2,931

Operating income (loss)	(4,515)	(8,655)	(324)	2,439	1,235
Interest expense, net	(969)	(875)	(1,210)	(1,637)	(2,230)
Other income	18	—	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(5,466)	(9,530)	(1,534)	802	(995)
Provision for income taxes	(63)	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(5,529)	(9,530)	(1,534)	802	(995)
Cumulative effect of change in accounting principle(3)	(12,131)	—	—	—	—

Net income (loss)	(17,660)	(9,530)	(1,534)	802	(995)
Preferred stock dividends	—	—	(5)	(327)	(1,003)

Income (loss) applicable to common shareholders before cumulative effect	(17,660)	(9,530)	(1,539)	475	(1,998)
Cumulative effect of implementing EITF00-27	—	—	—	(277)	—

Income (loss) applicable to common shareholders	$(17,660)	$(9,530)	$(1,539)	$198	$(1,998)

Basic income (loss) per share before cumulative effect	$(0.26)	$(0.48)	$(0.09)	$0.05	$(0.23)

Basic net income (loss) per share applicable to common shareholders(4)	$(0.82)	$(0.48)	$(0.09)	$0.02	$(0.23)

Weighted average basic common shares outstanding	21,445	20,046	16,265	10,460	8,610

Diluted income (loss) per share before cumulative effect	$(0.26)	$(0.48)	$(0.09)	$0.03	$(0.23)

Diluted net income (loss) per share applicable to common shareholders(4)	$(0.82)	$(0.48)	$(0.09)	$0.01	$(0.23)

Weighted average diluted common shares outstanding	21,445	20,046	16,265	14,504	8,610

Balance Sheet Data:
Working capital	$5,887	$22,244	$38,115	$15,225	$13,549
Total assets	$54,480	$61,189	$67,663	$45,273	$44,680
Long-term obligations	$8,147	$9,845	$10,368	$9,526	$15,721
Shareholders’ equity	$34,008	$39,064	$46,294	$20,728	$15,790

(1)	The results are presented in accordance with EITF 00-21 applied on a cumulative basis as of January 1, 2003.
(2)	The results are presented under percentage of completion based on the cost-to-cost method of measurement.
(3)	We adopted EITF 00-21 on a cumulative basis as of January 1, 2003. See Note 2 in the Notes to Consolidated Financial Statements, which discusses the change in accounting principle.
(4)	See Note 2 in the Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to us. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section below entitled “Factors that May Affect Future Results.” The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Annual Report on Form 10-K.

Overview

Viisage delivers advanced technology identity solutions for governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. We focus on identity solutions for civil identification, criminal identification and border management applications that improve personal convenience and security, deter fraud, and reduce identification program costs. By combining secure document and face recognition biometric technologies that quickly, reliably, and accurately identify individuals in both one-to-one and one-to-many situations, we create innovative identity solutions. Our goal is to help our customers solve three critical aspects of verifying and managing identities:

•	assurance that an identification document is authentic,

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document, and

•	verification of the privileges the document grants.

Recent Strategic Initiatives

The market for identity solutions has developed at a rapid pace over the past 12 months. In particular, new and enhanced biometric identification technologies and applications are being continually introduced, and consumers of identity solutions are demanding increased functionality, including the integration of secure credential and biometric technologies. We have addressed these developments through, among other things, two important initiatives that we began in 2003, including:

•	the acquisition ZN Vision Technologies AG, a German provider of face recognition and computer vision products, which we completed in January 2004, and which has resulted in a substantial enhancement to our biometrics technologies and research and development capabilities; and

•	the creation of an applications group, consisting of engineering and product management personnel, which focuses on ensuring that we are able to provide offerings to our customers that integrate our secure credential and biometrics solutions.

In addition, we have focused our strategic efforts on enhancing our relationships with our core markets in the secure credentials marketplace. To that end, in February 2004 we acquired Trans Digital Technologies Corporation, the sole source provider of U.S. high technology solutions for the production of passports for the U.S. Department of State.

Financial Results

For the year ended December 31, 2003, we recorded record revenue of $37.4 million, of which $30.7 million was attributable to our secure credentials segment and $6.7 million was attributable to our biometrics segment. Our net loss for 2003, after giving effect to the cumulative effect of a change in accounting principle, was $17.7 million.

Change in Accounting Principle

As discussed in greater detail below, in the third quarter of 2003 we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This change resulted in a non-cash charge of $12.1 million in 2003, reflecting the reversal of unbilled revenue, net of related costs, associated with our secure credentials contracts. We had previously recognized revenue under such contracts using the percentage-of-completion methodology.

Capital Raising Initiatives

In September 2003, we raised approximately $12.2 million, after fees and related expenses, through the sale of approximately 3.5 million shares of our common stock in a private sale to institutional investors. In January 2004, we sold approximately 0.5 million additional shares of our common stock to the same investors for net proceeds of approximately $1.5 million. In addition, in May 2003 we entered into a loan agreement with Lau Technologies, the holder of approximately 17% of our common stock, pursuant to which Lau provided debt financing to us in a principal amount that may not exceed $7.0 million at any time. In February 2004, we entered into a new loan agreement with a commercial lender with which we had a pre-existing relationship, pursuant to which the lender provided us with an additional $3.0 million of debt financing.

We expect our current capital resources to be adequate for our needs for at least the next 12 months. However, if we enter into a new drivers’ license contract or engage in a significant acquisition or other strategic transaction, we could be required to raise additional capital, either in the form of debt or equity.

Litigation

In July 2003, following the institution of a law suit by one of our competitors, a Georgia court issued a preliminary injunction which effectively prevents us from completing installation work on a drivers’ license system for the Georgia Department of Motor Vehicle Safety. The merits of the underlying lawsuit are the subject of ongoing court proceedings. As discussed elsewhere in this report, if the lawsuit is successful and we lose the contract, we could lose up to $19.7 million of revenue that we expected to recognize over the next five and one half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million for costs incurred to date on the Georgia contract.

Recent Accounting Developments

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Our secure credentials contracts typically require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent us from receiving payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on our secure credentials contracts under EITF 00-21 is earned based on, and is contingent upon, the production of secure credentials from the system. Due to the contingent performance of card production in our secure credentials contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment, and recognize revenue as secure credentials are produced.

The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $12.1 million. The cumulative effect adjustment reflects the reversal of unbilled revenue net of associated costs associated with our secure credentials contracts, which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Historically, we applied the cost-to-cost method of measurement of revenue recognition for our secure credentials contracts. We recognized revenue and associated costs during the implementation of the system based on direct labor costs to total labor costs. The adjustment reflects the reversal of the gross margin recognized during the implementation of the system which will be recognized over the contract life under EITF 00-21 due to the contingent performance of the training, consumables management, maintenance and support services. Under EITF 00-21, we capitalize both the hardware and software system assets as property assets and depreciate those assets on a straight-line basis over the term of the contract beginning when the system goes into service.

We have determined that our secure credentials contracts involve the provision of multiple elements. The first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with Financial Accounting Standards Board Statement No. 13, or FASB 13. The second element consists of customized software which is accounted for as a long term contract in accordance with AICPA Statements of Position 97-2, Software Revenue Recognition, or SOP 97-2, and 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, on a units of delivery method of measurement.

The following table reflects selected pro forma financial data for 2002 and 2001 adjusted for the aforementioned accounting change effective January 1, 2003 exclusive of the associated cumulative effect of the change in accounting compared to 2003 operating results, as reported (in thousands, except per share amounts):

	For the Years Ended December 31,
	As Reported	Pro Forma
	2003	2002	2001
Operating results
Revenue	$37,371	$31,259	$28,172
Cost of revenue	$27,844	$25,842	$20,454
Gross margin	$9,527	$5,417	$7,718
Operating expenses	$14,042	$15,718	$7,002
Operating income (loss)	$(4,515)	$(10,301)	$716
Other income (expense)	$(951)	$(875)	$(1,210)
Provision for income taxes	$(63)	$—	$—
Income (loss) before cumulative effect of accounting change	$(5,529)	$(11,176)	$(494)

Per share data
Basic and diluted income (loss) per share applicable to common shareholders	(0.26)	(0.56)	(0.03)

Weighted average shares outstanding
Basic and diluted	21,445	20,046	16,265

	As Reported
	December 31,	January 1,	December 31,
	2003	2003	2002
Financial position
Costs and estimated earnings in excess of billings	$4,050	$5,452	$23,372
Property and equipment, net	$25,088	$21,152	$16,629
Total assets	$54,480	$47,792	$61,189
Accounts payable and accrued expenses	$6,851	$5,750	$7,017
Shareholders’ equity	$34,008	$26,934	$39,064
Total liabilities and shareholders’ equity	$54,480	$47,792	$61,189

Segments

Our business involves two related segments: secure credentials and biometrics. For the year ended December 31, 2003 approximately $36.6 million, or 97.8% of our direct revenue was derived within the United States. The remaining $818,000, or 2.2% of revenue was derived in Canada and the United Arab Emirates.

Secure Credentials Segment

Our secure credentials segment accounted for approximately 82.2%, 84.7% and 86.6% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies.

We provide customized systems utilizing proprietary products under service contracts that have five to seven year terms and several optional annual renewals after the initial contract term. These contracts generally provide for a fixed price for each identification credential produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of secure credentials to be produced, the size of the database, the level of post-installation support and the competitive environment. Our secure credentials segment also includes the contracts we assumed as part of our acquisition of Trans Digital Technologies in February 2004. Under these contracts, we provide high security technology and services to the U.S. Department of State for the production of U.S. passports, as well as similar services to the U.S. Departments of Defense and Homeland Security. The contracts we assumed in connection with the TDT acquisition are not reflected in the financial statements appearing in this report and will not have an effect on our financial statements until the completion of the first quarter of 2004.

In civil identification applications, such as drivers’ licenses and passports, the sales cycle generally includes a formal request for proposal, or RFP, bidding process. In these public sector cases, our sales and marketing personnel regularly conduct visits and attend industry trade shows to identify bid opportunities and particular customer preferences, and to establish and cultivate relationships in advance of any bid. Once an RFP is issued, a comprehensive proposal is developed and usually followed by an on-site customer demonstration. The process from the issuance of an RFP to the ultimate award can take up to six months. Following the bid award a six-to-twelve month implementation and installation process usually ensues. We believe that long sales cycles in our public sector markets are endemic to the market and will continue. Further, customers may seek to modify the system either during or after the implementation of the system. While our long sales and implementation cycle requires the commitment of marketing resources and investments of working capital, we believe that it also serves as a barrier to entry for smaller companies and as an early indicator of potential competitors for particular projects. For existing customers, a considerably shorter sales and implementation cycle may be involved.

Biometrics Segment

Our biometrics segment accounted for approximately 17.8%, 15.3% and 13.4% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts. These initiatives generated 87.2% of this segment’s revenue for the year ended December 31, 2003, the remaining 12.8% was generated from sales in the gaming industry.

Within our biometrics segment, our contracts typically provide for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of our face recognition software on a per user basis.

For identity solutions that primarily require our advanced face recognition technology, such as criminal identification booking and investigation applications, the sales cycle tends to be shorter and the solution consists primarily of software products.

Dependence on Significant Customers

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the years ended December 31, secure credentials segment customers which accounted for more than 10% of revenues in a given year are as follows:

•	For 2003, two customers accounted for an aggregate of 26%;

•	For 2002, two customers accounted for an aggregate of 22%; and

•	For 2001, four customers accounted for an aggregate of 49%.

No single biometrics segment customer accounted for over 10% of total revenue in any one year.

Critical Accounting Policies and Significant Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or US GAAP. Consistent with US GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make estimates. These estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment and other intangible assets. As of December 31, 2003, the balances of property, plant and equipment and other intangible assets, net of accumulated depreciation and amortization, were $25.1 million and $2.7 million, respectively.

Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has examined the carrying value of our identifiable long-lived tangible and intangible assets, including their useful lives where we believe such assets have finite lives, when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss were identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets with finite lives indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record additional depreciation and amortization in future periods, which will reduce our earnings.

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2003, future events could cause us to conclude otherwise.

Due to our two acquisitions subsequent to December 31, 2003, goodwill and other intangible assets may be created as a result of the allocation of the purchase price of the business acquisitions. The values we may record for goodwill and other intangible assets will represent fair values calculated by independent third-party appraisers. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from product sales, customer contracts and acquired developed technologies and patents, (ii) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (iii) the acquired companies’ brand awareness and market position, (iv) assumptions about the period of time over which we will continue to use the acquired brand, and (v) discount rates. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require us to record an impairment charge in the period in which we identify the impairment.

As of December 31, 2003, we do not have any goodwill recorded. We will perform annual impairment reviews on the carrying values of goodwill, if any, arising from the aforementioned acquisitions using the discounted cash flows approach. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

Secure Credentials Revenue and Cost Recognition

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement should be accounted for separately.

We have determined that our secure credentials contracts involve the provision of multiple elements. The first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with Financial Accounting Standards Board Statement No. 13, or FASB 13. The second element consists of customized software which is accounted for as a long term contract in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, on a units of delivery method of measurement.

Costs related to the hardware element of our secure credentials contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. Our secure credentials contracts typically require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent us from receiving payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in our secure credentials contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment and recognize revenue as credentials are produced.

Costs related to the customized software element of our secure credentials contracts are capitalized on the balance sheet during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Costs related to this element of our secure credentials contracts incurred after the system is in service are expensed as incurred. Revenue related to this element of our secure credentials contracts is recorded as credentials are produced by the system.

Our secure credentials contracts typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system we design, implement and support. Our fixed pricing includes charges for the use of the system, materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of secure credentials to be produced;

•	Size of the database;

•	Level of post-installation involvement that will be required of us; and

•	Competitive environment

Prior to the adoption of EITF 00-21, we recognized revenue and costs associated with our secure credentials contracts as a single accounting element using the percentage-of-completion methodology.

Biometrics Segment Revenue and Cost Recognition

Within our biometrics segment, our contracts typically provide for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of our face recognition software on a per user basis.

We recognize revenue under these contracts using the percentage-of-completion methodology in accordance with SOP 81-1. We use the percentage-of-completion methodology to account for revenue under these contracts because:

•	A high level of certainty exists regarding expected cash flows from these contracts; and

•	A reliable basis exists for determining the percentage of the contract that will be completed at the end of the accounting period

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

Revenue related to software licenses of off-the-shelf face recognition software is recognized in accordance with SOP 97-2 for these software licenses we recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The sales price is fixed and determinable;

•	Collection is probable; and

•	There are no post delivery obligations.

We adopted EITF 00-21 on a cumulative basis as of January 1, 2003. Based on our evaluation of biometrics contracts and the application of the new guidance, the adoption of EITF 00-21 did not have an impact on the accounting for revenue from biometrics systems under long-term contracts.

Results of Operations

Year ended December 31, 2003 and 2002

Revenue

Our business involves two related segments: secure credentials and biometrics. Revenue from our secure credentials segment is derived principally from multi-year contracts for systems design and implementation, card production and related services. Revenue from our biometrics segment is derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. Revenue for the year ended December 31, 2003 increased 19.6% to $37.4 million from $31.3 million in 2002 after adjusting the 2002 results on a pro forma basis for the impact of the accounting change. The increase in revenue of approximately $6.1 million resulted from increases of $4.4 million and $1.7 million in the secure credentials and biometrics segments, respectively, after adjusting the 2002 results on a pro forma basis for the impact of the accounting change. The increase in the secure credentials segment revenue was the result of credential volume increases in five states generating additional revenue in those states of approximately $3.3 million. Volume increases in two states resulted from the addition of new types of credentials or from normal fluctuations in credential issuances. Volume increases in the other three states resulted from a full year of card production in 2003 in two states and the commencement of card production in the third in 2003. In addition to the volume increases, revenue under our contract with another state increased $1.3 million in 2003 due to a full year of delivery on that contract. We also experienced an increase in revenue of approximately $300,000 due to net price per credential increases on contract extensions signed in 2003. The increase in revenue in the secure credentials segment was offset by volume decreases under driver’s license contracts in two states, which resulted in a decrease in revenue of approximately $386,000. The increase in secure credentials revenue for 2003 was also offset by decreases in revenue of approximately $260,000 under our contracts with two states as a result of the expiration of those contracts in 2002. The increase in revenue in the biometrics segment related to an increase in Federal Government contracts of approximately $700,000 and an increase in law enforcement contracts of approximately $230,000. We also delivered face recognition solutions to the United Arab Emirates for the Dubai International Airport and to Alberta, Canada in mid-2003, which contributed approximately $800,000 of additional revenue combined.

Gross Margin

Gross margins increased to 25.5% for the year ended December 31, 2003 compared to 17.3% for 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. We expect gross margins on our secure credentials contracts to fluctuate based on changes in period cost of sales as a result of our adoption of EITF 00-21 due to the fact that in 2003 and in the future we will effectively recognize revenue on a fixed price per credential produced by our customers. If we successfully achieve cost saving measures in the delivery process, we will realize higher gross margins in those periods where the cost savings measures are achieved. Alternatively, in periods where our delivery costs are higher due to service and maintenance requirements, we expect gross margins to decrease for those periods. The overall increase in gross margin in 2003 compared to 2002, after adjusting the 2002 results on a pro forma basis for the impact of the accounting change, is due to margin increases in both the secure credentials and biometrics segments.

In the secure credentials segment, gross margins increased to 21.1% in 2003 from 20.7% in 2002 after adjusting the 2002 results on a pro forma basis for the impact of the accounting change. We achieved margin increases on 10 of our 18 active secure credentials contracts in 2003. Those contracts represented approximately 66.7% of the total revenue in that segment for the year. The margin increases were attributable to our commitment to minimize period costs during the card production phase on all of our secure credentials contracts. We were able to achieve some of these costs savings by minimizing overtime labor charges through better resource management of field service technicians. In addition, we installed inventory management software in multiple states in 2003, which allows us to better control consumables scrap thus reducing our materials costs. In addition to these cost savings initiatives, we signed contract extensions in five states and began card production in two additional states during 2003, both of which resulted in margin increases for those states. These increases were offset by gross margin decreases in other states due primarily to decreases in credential volume during the year.

The secure credentials business is a highly competitive, bid-based business, which results in pricing pressure for those systems. In addition, the price of a system is dictated by the customer’s specifications for the solution and its functionality. Some of these customer specifications include hardware, customized software, credential volume, number and type of security features on the credentials, and biometric identification on the credentials. All of these inputs are evaluated in our estimate of the cost of the system and ultimately influence the pricing for the system to be delivered. We are also aware of the customer’s budget situation since this affects how much the customer can spend on the system. After all of these factors are considered, we price the contract and determine the gross margin for the system to be delivered. The price and margin fluctuate by customer due to the number of locations, volume of credentials, requirements and complexity of the system and competitive environment. Although prices remain fixed for products and services on a contract-by-contract basis, fluctuations in gross margin are attributable to changes in the customer mix, change orders and contract extensions received.

Gross margins in our biometrics segment increased to 45.6% in 2003 from 15.0% in 2002 due to our improved efficiency in delivering biometrics solutions in the current year, as well as margin adjustments on selected projects in 2002. As we enhance our biometrics solutions, systems and delivery process, we expect that our internal processes around production and sourcing of hardware coupled with improved efficiency in the delivery of the solution should result in improving margins. We realized some of this efficiency in 2003.

We expect that gross margins in the future will include non-cash amortization expenses related to the portion of the purchase price of ZN and TDT that is allocated to the intangible assets resulting from revenue and cash flow generated by acquired development and contracts. We are in the process of valuing the ZN and TDT transactions and will assign a portion of the purchase price to these intangible assets based on the outcome of those valuations. The intangible assets recorded will be amortized through cost of sales over the useful lives of these assets and may have a significant impact on our gross margins throughout that period.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $86,000, to $5.3 million for the year ended December 31, 2003 from $5.4 million in 2002. As a percentage of revenue, sales and marketing expenses decreased to 14.1% in 2003 from 17.2% in 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. The decrease is primarily due to a decrease in the number of driver’s license contracts coming up for bid in 2003 within the secure credentials segment as a result of delays within certain states due to budgetary constraints. The bid and proposal process related to the secure credentials contracts for state driver’s license contracts generally requires the involvement of our technology personnel as we devise the system architecture during this phase that satisfies the states requirements in the proposal. As proposal volume was down in 2003, there was increased focus of these resources in other areas, specifically on the delivery of the systems that were contracted in 2002. We expect sales and marketing expenses to increase in absolute dollars and decrease as a percentage of revenue in 2004. This increase will result from of our acquisitions of sales and marketing resources at ZN and TDT. In addition, we will continue our investment in increasing the awareness and demand for identity solutions, support our growth strategy in the Federal marketplace and continue our focus on the civil and criminal identification opportunities.

Research and Development Expenses

Research and development expenses decreased approximately $807,000, to $3.7 million for the year ended December 31, 2003 from $4.5 million in 2002. As a percentage of revenue, research and development expenses decreased to 9.8% from 14.3% in 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. These decreases are the result of a restructuring and workforce reduction in the fourth quarter of 2002, as well as a decrease in our internal investment in research and development during 2003 anticipating the contribution that the ZN acquisition will bring to our research and development initiatives in the future. Development costs that benefited specific projects were recorded as cost of revenues and costs that did not benefit specific projects were recorded as research and development expenses. Software development costs we have capitalized subsequent to achieving technological feasibility have not been material. We expect research and development expenses to decrease in absolute dollars and as a percentage of revenue in 2004. These decreases will result from an increase in funded research projects to leverage our research and development initiatives in the United States and abroad.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $5.1 million for the years ended December 31, 2003 and 2002, increasing by approximately $41,000. As a percentage of revenue, general and administrative expenses decreased to 13.7% in 2003 from 16.2% in 2002 after adjusting 2002 results on a pro forma basis for the impact of accounting changes. The slight increase in general and administrative expenses was due to the logistical support required to grow our business through acquisitions while continuing to meet the financing requirements created by our expanding operations. The benefits that we experienced related to the restructuring in 2002 and other cost savings initiatives were offset by additional expenses related to new strategic actions taken in 2003. Additional general and administrative expenses related to these actions included $725,000 of expense related to new strategic hires, $200,000 of expenses related to additional employee terminations in 2003, $150,000 of expenses related to pursuing new financing opportunities and $285,000 of additional professional fees related to our contract in Georgia. We expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue in 2004 primarily due to our acquisitions of ZN and TDT. In addition to the additional headcount in 2004 we expect additional overhead expenses related to facilities, human resources, administration and reporting.

Interest Expense

Interest expense, net of approximately $99,000 and $196,000 of interest income in 2003 and 2002, respectively, increased approximately $94,000 for the year ended December 31, 2003 to $969,000 from $875,000 in 2002. The increase in interest expense reflects the additional debt financing required to support contract delivery in 2003.

Other Income

For the year ended December 31, 2003 we had other income of $18,000 related to a gain on the sale of certain card printer assets. There was no other income recognized for the year ended December 31, 2002.

Income Taxes

No provision for federal income taxes has been made for the years ended December 31, 2003 and 2002 due to the net loss in both periods. For the year ended December 31, 2003, the provision for state income taxes was approximately $63,000. There was no provision for state income taxes for the year ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle

For the year ended December 31, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of EITF 00-21 on a cumulative basis as of January 1, 2003.

Year ended December 31, 2002 and 2001

Revenue

Revenue increased to $32.3 million for the year ended December 31, 2002 from $26.3 million in 2001. Revenue in the secure credentials segment increased by $4.6 million, or 20.2%, as a result of winning new drivers license contracts. Revenue in the biometrics segment increased by $1.4 million, or 40%, due to revenue generated from acquisitions and the continued organic growth of that business. The revenue generated from biometrics solutions in both segments increased by $2.4 million, or 58.7%, from $4.0 million in 2001 to $6.4 million in 2002, which was a result of an increase in the use of biometrics technology by some states in the production of drivers licenses and other credentials. After adjusting the 2002 and 2001 results on a pro forma basis for the impact of accounting changes, revenue increased to $31.3 million in 2002 from $28.2 million in 2001. Revenue in the secure credentials segment increased by $1.7 million, or 6.8% as a result of increased credential volumes from recently implemented drivers license contracts beginning card production in 2002. Revenue in the biometrics segment does not change on a pro forma basis.

Gross Margin

Gross margins decreased to 21.9% for the year ended December 31, 2002 from 25.4% in 2001. The decline in gross margin reflects a change in product mix and contracts that included product development as well as delays in contract awards expected in the biometrics segment. This is evidenced by the improvement in gross margins from the first quarter of 2002 of 20.5% to 29.3% in the forth quarter of that year. In 2002, new contracts in the secure credentials segment accounted for 29.4% of our revenue and had a combined gross margin of 37.6%. In 2001, new contracts accounted for 16.6% of our revenue and had a combined gross margin of 13.7%. The gross margin excluding new contracts would have been 17.1% for 2002, as compared to 24.9% in 2001. After adjusting the 2002 and 2001 results on a pro forma basis for the impact of accounting changes, gross margins decreased to 17.3% for the year ended December 31, 2002 from 27.4% in 2001. The decline in gross margin reflects a change in product mix reducing the percentage of revenue recognized on secure credentials contracts and included a higher percentage of biometrics contracts that yielded lower margins in 2002. The biometrics segment in total averaged margins of 15.0% in 2002 compared to 40% in 2001.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $4.6 million for the year ended December 31, 2002 from the prior year. This represents an increase to 16.6% from 3.1% of revenue. The increase was due to our investment in pursuing biometrics opportunities following the events of September 11, 2001 and the pursuit of significant opportunities in the secure credentials marketplace. Our expenses resulted from our increased presence and sponsorship at security related trade shows, additional resource allocation to pursue opportunities in the federal government sector and an increase in sales and marketing personnel. The expenses associated with these activities included $1.7 million of compensation expenses for new hires, $1.4 million for the reallocation of resources for sales support, $1.0 million associated with lobbyists and marketing consultants and an increase of $0.4 million in travel expenses to support lobbying and marketing activities. The result of this investment can be seen in the increase to our revenue, backlog, and customer base.

Research and Development Expenses

Research and development expenses increased by approximately $2.4 million for the year ended December 31, 2002 from the prior year. This represents an increase to 13.8% from 7.8% of revenue. The increase is due to our continued investment in face recognition technologies and new product development. This included enhancing existing products with the intellectual property that was acquired through the recent acquisitions. Our expenses included $1.9 million of compensation expenses for new hires, $400,000 for outside research consultants and $100,000 for additional leased office space for new hires.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.6 million for the year ended December 31, 2002 from the prior year. This represents an increase to 15.7% from 9.5% of revenue. This increase was due to additional rental costs of approximately $900,000 arising from additional leased office space and an increased rental rate on previously occupied space, $1.2 million in compensation expenses including placement fees for new hires, $100,000 for outside consultants and a write-down of a contract receivable of $400,000. As a result of the acquisitions in 2002, and to facilitate the growth of the business, we also increased investment in infrastructure and personnel.

Restructuring Charge

We incurred a one-time restructuring charge of $824,000 in the fourth quarter of 2002. This consisted of approximately $248,000 associated with a workforce reduction of 21 individuals, or approximately 16% of the employee base. In addition, we took a charge for non-cancelable lease costs and capital equipment of approximately $420,000 and $156,000 respectively. Annualized savings associated with the workforce reduction are expected to total approximately $2.2 million.

Interest Expense

Interest expense decreased approximately $335,000 for the year ended December 31, 2002 from the prior year. This represents a decrease to 2.8% from 4.6% of revenue. This decrease reflects the impact of our continuing efforts to reduce our overall debt and related interest expense, as well as the ability to pay down a $4,000,000 operating line of credit with the proceeds of the $25 million private placement of common stock in December 2001.

Income Taxes

We did not record any income tax for fiscal years 2002 and 2001 due to the net loss in each year.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $6.7 million at December 31, 2003, which consisted entirely of cash. This amount excludes approximately $6.3 million, which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2002 were approximately $2.2 million, which consisted entirely of cash. This number excludes approximately $7.4 million, which was restricted under our term loan agreements and project financing.

For the year ended December 31, 2003, cash provided by operating activities was approximately $4.4 million, after the impact of the cumulative effect of the change in accounting principle, which stems from our net loss of approximately $17.7 million, offset by non-cash charges for depreciation and amortization of approximately $6.8 million, the non cash charge for the change in accounting principle of $12.1 million, and cash provided by the net change in operating assets and liabilities of approximately $2.7 million.

Accounts receivable decreased approximately 4.1% from approximately $7.4 million at December 31, 2002 to approximately $7.1 million at December 31, 2003 due to the timing of billings and our continued efforts to collect accounts receivable in a timely manner to minimize our days sales outstanding.

Costs and estimated earnings in excess of billings decreased from $5.5 million at January 1, 2003, the balance after recording the change in accounting principle, to $4.1 million at December 31, 2003. This decrease primarily related to an increase of amounts billed on our milestone payment contracts.

Accounts payable and accrued expenses increased by approximately 19.1% from $5.8 million at January 1, 2003, the balance after recording the change in accounting principle, to $6.9 million at December 31, 2003 due to the timing of payables.

In May 2003 we entered into a loan agreement with Lau, which provided for four term notes aggregating $7.3 million, but not to exceed an outstanding principal balance of $7.0 million at any time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes totaling $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. The financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. We draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of December 31, 2003, we had approximately $4.1 million outstanding under this loan agreement, leaving approximately $2.9 million available for future needs.

In May 2003, we entered into a new loan agreement with Commerce Bank and Trust Company (Commerce) that superseded the original loan agreement for our existing term loans. The following table lists the approximate term note information for the bank and Lau as of the dates indicated (in thousands):

Lender	Original Loan Amount	Monthly Payment Provision	Date of Loan	Due Date	Interest Rate	Outstanding Principal Balance December 31,
						2003	2002
Commerce	$4,000	$84	2/7/2001	6/20/2006	8.00%	$2,259	$3,044
Commerce	3,200	72	9/11/2001	3/11/2006	6.25%	1,800	2,522
Commerce	1,800	34	12/12/2002	12/31/2007	5.25%	1,477	1,800
Commerce	1,500	27	12/12/2002	4/24/2008	5.25%	1,255	1,500
Commerce	1,200	24	12/12/2002	6/24/2007	5.25%	962	1,200
Lau	2,040	53	5/30/2003	6/30/2009	8.50%	1,795	—
Lau	1,227	51	5/30/2003	5/30/2008	8.50%	1,098	—
Lau	1,562	64	5/30/2003	8/30/2005	8.50%	1,181	—
Lau	287	42	5/30/2003	12/30/2003	8.50%	—	—

	$16,816	$451				$11,827	$10,066

In accordance with the new loan agreements, all of our term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain the following financial covenants under the agreements in effect at December 31, 2003:

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

Additionally, in accordance with the new agreement, we must maintain $5.1 million of cash on deposit with Commerce Bank and Trust Company. This amount is recorded as restricted cash in long-term assets. As of December 31, 2003 we had an additional $1.2 million of restricted cash at Commerce related to our loan agreements with Lau.

We also have one capital lease arrangement where we are also required to maintain the same financial ratios and minimum levels of tangible capital funds, as stated above. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At December 31, 2003 and 2002, we had approximately $318,000 and $5.0 million outstanding under these lease-financing arrangements respectively.

We are in compliance with our lender covenants at December 31, 2003. While we believe that we will remain in compliance with all debt covenants in future periods, compliance with such covenants is dependent on achieving our business plan. If we do not remain in compliance with our covenants, the banks and the lessor could require immediate repayment of outstanding amounts.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2003 we have outstanding $876,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2003 we have outstanding $600,000 under this arrangement.

On September 8, 2003, we sold an aggregate of 3,517,503 shares of our common stock, at a purchase price of $3.775 per share, in a private sale to institutional investors. The gross proceeds were approximately $13.3 million before investment fees and related expenses of approximately $1.0 million. In addition, on January 27, 2004 we sold an additional 456,007 shares of our common stock at $3.775 per share in a private sale to the same institutional investors following the closing of the ZN acquisition. The acquisition of ZN was funded by the issuance of new shares of our common stock. On February 14, 2004, we funded the acquisition of TDT with $5.0 million of available cash and executed a related party note for an additional $15.3 million in addition to the issuance of new shares of our common stock. On February 27, 2004, we entered into a loan agreement for an additional $3.0 million of debt financing under a new loan agreement with Commerce that superseded the prior loan agreement for our existing term loans. We also negotiated a reduction of the required restricted cash balance from $5.1 million to $3.1 million under this new loan agreement.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, if we cannot achieve our operating goals in 2004 or if we win additional secure credential contracts in 2004, we may be required to seek additional financing. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Factors that May Affect Future Results.”

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2003 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long Term Debt Obligations	$11,827	$4,209	$6,479	$1,139	$—
Capital Lease Obligations	$1,794	$1,265	$451	$78	$—

Operating Lease Obligations	$2,394	$637	$775	$838	$144

Our principal contractual commitments involve payments under capital leases, term notes and operating leases.

The table above does not include the related party note for $15.3 million executed in conjunction with our acquisition of TDT in February 2004. This note is payable in three equal installments of principal and interest on December 31, 2004, May 31, 2005 and December 31, 2005. The interest rate on the note is 8.5%.

Inflation

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or “mezzanine” equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In January, 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, which requires the consolidation of certain variable interest entities. In December 2003, the FASB issued a revision to FIN 46. The revised FIN 46, which replaces the original FIN 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity (“VIE”) to a broader group of entities than those previously considered special-purpose entities (“SPE’s”) and specifies the criteria under which it is appropriate for an investor to consolidate VIE’s. Application of the revised FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE’s for periods ending after December 15, 2003. For all other types of VIE’s, application of the revised FIN 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE’s did not have a material impact on our financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE’s to have a material impact on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

Subsequent Events

On January 23, 2004 we acquired all outstanding shares of ZN Vision Technologies AG in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The aggregate consideration for the acquisition was $30 million, based on the per share price of our common stock of $4.69 per share on the date on which the acquisition was completed. This amount does not represent the value of the acquisition for financial accounting purposes. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of our European operations.

On January 27, 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors which had purchased shares from us in a private sale in September 2004.

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (TDT) for $49.0 million in cash and stock. This amount does not represent the value of the acquisition for financial accounting purposes. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $4.83 based upon the average of the closing price for 20 trading days prior to the closing date, plus notes and cash valued at $20.3 million. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is a wholly owned subsidiary of Viisage.

On February 27, 2004, we entered into a new loan agreement with Commerce that superseded the May 2003 loan agreement. Under this new agreement, we borrowed an additional $3.0 million and reduced the required restricted cash balance with Commerce by $2.0 million. We also negotiated a reduction of $1.2 million of restricted cash with Lau concurrent with the execution of the new loan agreement with Commerce. We are restructuring our bank covenants to account for the impact of the closing of our transactions with ZN and TDT in January and February 2004, respectively. While we believe that we will remain in compliance with all debt covenants in future periods, compliance with such covenants is dependent on achieving our business plan. If we do not remain in compliance with our covenants, the banks and the lessors could require immediate repayment of outstanding amounts.

Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies will require additional capital. Although we completed a $15 million private placement of our common stock in September 2003 and January 2004 and a new loan agreement with a bank in February 2004 and have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans.

Our leverage creates financial and operating risks that could limit the growth of our business.

We have a significant amount of indebtedness. As of December 31, 2003, we had approximately $15.0 million in short and long-term debt and lease financing. In connection with our acquisition of Trans Digital Technologies, we incurred additional indebtedness of $15.3 million in long-term debt in February 2004. Our leverage could have important consequences to our business including:

•	limiting our ability to obtain necessary financing for future working capital;

•	limiting our ability to finance the acquisition of equipment needed to meet customer requirements;

•	limiting our ability to finance the development of new technologies;

•	requiring that we use a substantial portion of our cash flow from operations for debt service and not other operating purposes; and

•	requiring that we comply with financial and operating covenants, which could cause an event of default under our debt instruments.

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

For the year ended December 31, 2003, two customers, Pennsylvania Department of Transportation and Illinois Secretary of State, each accounted for over 10% of our revenues and an aggregate of 26% of our revenue. In December 2003, the U.S. Department of Justice issued an indictment against former Governor of Illinois George Ryan and an updated indictment against former lobbyist Lawrence E. Warner on bribery and related federal racketeering charges. Viisage had a formal consultative relationship with Mr. Warner’s firm pursuant to which Viisage paid that firm fees of approximately $800,000. Upon learning of the initial indictment of Mr. Warner in 2002, Viisage immediately terminated its contract and relationship with Mr. Warner and his firm. There has been no assertion of any impropriety on the part of Viisage.

For 2002, two customers, Connecticut Department of Information Technology and Mississippi Department of Information Technology Services, each accounted for over 10% of our revenues and an aggregate of 22% of our revenue. For 2001, four customers, Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and Pennsylvania Department of Transportation, each accounted for over 10% of our revenue and an aggregate of 49% of our revenue. Since a small number of customers under our drivers’ license contracts account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

Litigation involving our contract with Georgia could result in the cancellation of that contract which could cause us to lose $19.7 million in revenues over the next 5.5 years and could result in a loss of up to $5 million.

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new driver’s license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its digital drivers’ license program. The merits of the lawsuit are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that its contract with us remains in place. However, if the lawsuit is successful and Viisage loses the contract, we could lose up to $19.7 million in revenue that we expected to recognize over the next 5.5 years. In addition, although Viisage expects that the Department of Motor Vehicle Safety would be required to reimburse Viisage for its costs incurred under the contract, if Viisage is unable to obtain reimbursement of those costs, Viisage could recognize a loss of up to approximately $5 million for costs incurred to date on the Georgia contract.

The adoption of EITF 00-21 resulted in a non-cash adjustment of $12.1 million and may have an adverse effect on our results of operations in the near term, which may depress the market price of our common stock.

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. After discussions with the Securities and Exchange Commission staff regarding the effect of EITF 00-21 on revenue recognition on our secure credentials contracts, we decided to adopt EITF 00-21 via cumulative catch-up as of January 1, 2003 rather than prospectively as reflected in the previously filed Form 10-Q for the quarter ended September 28, 2003. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $12.1 million. The adoption of EITF 00-21 affects the timing of revenue recognition under our secure credentials contracts and as a result we may report reduced revenue and an increased net loss for one or more of our fiscal quarters in 2004. This effect on our results of operations could cause our stock price to decline.

Our strategy of expanding our face recognition business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in face recognition technology and to expand our operations within our facial recognition business segment. Pursuing this strategy involves risks. For instance, to date, face recognition security solutions have not gained widespread commercial acceptance. Some of the obstacles to widespread acceptance of face recognition security solutions include a perceived loss of privacy and public perceptions as to the usefulness of face recognition technologies. Whether the market for face recognition security solutions will expand will be dependent upon factors such as:

•	the success of our marketing efforts and publicity campaigns and those of our competitors; and

•	customer satisfaction with our products and services, as well as those of our competitors.

We do not know when, if ever, face recognition security solutions will gain widespread commercial acceptance. In addition, our face recognition business segment has not achieved profitability, and it may never achieve profitability.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

The events of September 11, 2001 have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and bringing to market biometric security solutions that use face recognition as well as eye, fingerprint and other forms of biometric verification. Our products also will compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted.

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

In the fiscal years ended December 31, 2002 and 2003, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

Integration of ZN’s business may be difficult and will consume significant financial and managerial resources, which could have an adverse effect on our results of operations.

On January 23, 2004, we completed the acquisition of ZN Vision Technologies AG, or ZN, a leading German provider of face recognition and computer vision products and services. The integration of ZN’s products and services with ours will be challenging and will consume significant financial and managerial resources. The challenges involved with this integration include, among others:

•	challenges related to technology integration;

•	possible difficulty implementing uniform standards, controls, procedures and policies; and

•	possible loss of key employees.

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to the timely, cost-effective integration of the companies.

The significant direct and indirect costs of our acquisition and integration of ZN and Trans Digital Technologies could adversely affect our financial performance.

We incurred approximately $2.2 million of costs in connection with the acquisitions of ZN and Trans Digital Technologies or TDT, including:

•	costs associated with integrating our business with ZN and TDT;

•	financial advisory fees; and

•	costs and expenses for services provided by our lawyers and accountants.

The transaction costs and expenses attributable to financial advisory, legal and accounting services that we incurred will be capitalized as a component of the purchase price. Goodwill associated with the acquisition will be required to be tested at least annually for impairment, and we will be required to record a charge to earnings if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with the acquisition will be amortized over their estimated useful lives.

The acquisitions of ZN and TDT could result in future impairment charges which could adversely affect our results of operations.

As a result of our acquisitions of ZN and TDT subsequent to December 31, 2003, goodwill and other intangible assets may be created. The values we may record for goodwill and other intangible assets will represent fair values calculated by independent third-party appraisers. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairments which will require us to record an impairment charge in the period in which we identify the impairments.

If we do not achieve the expected benefits of our acquisitions of ZN and TDT, the price of our common stock could decline.

We expect that the acquisition of ZN will enhance our leadership in face recognition technology through the combination of our technologies with those of ZN. Although the results of the initial tests of our combined technologies have been positive, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our face recognition solutions could decline, which would have an adverse effect on our results of operations and financial condition. In addition, we expect that the acquisition of ZN will enable us to market our systems and products on a global scale. Our face recognition customers are primarily located in the United States, and ZN’s customers are primarily located in Europe. We might not be able to market successfully our products and services to ZN’s customers or ZN’s products and services to our customers. We expect that the acquisition of TDT will enhance our position in the market for secure credentials, particularly the U.S. government. If our product offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as we do. If these risks materialize, our stock price could be adversely affected.

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

Our business may be impacted by changes in the local marketplace of our foreign operations and fluctuations in currency exchange rates.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

If our systems and products do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and harm to our reputation.

We will be required to provide complex systems that will be required to operate on an “as needed” basis. Although we will deploy back-up systems, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

Misappropriation of our intellectual property could harm our reputation, affect our competitive position and cost us money.

We believe that our intellectual property, including our methodologies, will be critical to our success and competitive position. If we are unable to protect this intellectual property against unauthorized use by third parties, our reputation among existing and potential customers could be damaged and our competitive position adversely affected. Our strategies to deter misappropriation could be undermined if:

•	the proprietary nature or protection of our methodologies is not recognized in the United States or foreign countries;

•	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and

•	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

If these risks materialize, we could be required to spend significant amounts to defend our rights and divert critical managerial resources. In addition, our proprietary methodologies may decline in value or our rights to them may become unenforceable.

Others could claim that we are infringing on their intellectual property rights, which could result in substantial costs, diversion of managerial resources and harm to our reputation.

Although we believe that our products and services do not infringe the intellectual property rights of others, we might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against us could subject us to:

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

Beyond the acquisitions of ZN and TDT, our growth strategy could include additional acquisitions of companies or technologies that complement ours. Future acquisitions could involve risks inherent in acquisitions, such as:

•	challenges associated with integrating acquired technologies and the business and operations of acquired companies;

•	exposure to unknown liabilities;

•	diversion of managerial resources from day-to-day operations;

•	possible loss of key employees, customers and suppliers;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we use our common stock as consideration.

If we fail to manage these challenges adequately, our results of operations and stock price could be adversely affected.

The loss of key personnel could adversely affect our ability to remain competitive.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, William Aulet, our Chief Financial Officer, Jack Dillon, our Senior Vice President, Government Solutions, and James P. Ebzery, our Senior Vice President, Sales and Services. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At December 31, 2003, we had an accumulated deficit of approximately $42.1 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability.

Certain of our stockholders have significant relationships with us, which could result in us taking actions that are not supported by unaffiliated stockholders.

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 17.2% and 16.5%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	Lau has provided us with a credit facility in an aggregate principal amount of $7.3 million, which is secured by some of our assets;

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues for a period of twelve and one half years, up to a maximum of $27.5 million;

•	the spouse of the Chairman of our Board of Directors owns a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT, Mr. Beck was elected a member of our Board of Directors;

•	in connection with the acquisition of TDT, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets;

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us.

Future sales of our common stock by Lau or Buddy Beck could depress the market price of our common stock.

As of March 25, 2004, there were 35,623,844 shares of our common stock outstanding. Lau and Buddy Beck own approximately 17.2% and 16.5%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Subsequent to our acquisition of ZN, our international operating results resulting from transactions by our German operations will be denominated in euros. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Viisage Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Viisage Technology, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viisage Technology, Inc. and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain revenue arrangements.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts
February 6, 2004
Except for Note 15, which is
as of February 27, 2004

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$6,666	$2,212
Restricted cash	—	1,241
Accounts receivable	7,057	7,360
Cost and estimated earnings in excess of billings	4,050	23,372
Other current assets	439	339

Total current assets	18,212	34,524
Property and equipment, net	25,088	16,629
Intangible assets, net	2,693	3,147
Restricted cash	6,311	6,163
Other assets	2,176	726

	$54,480	$61,189

Liability and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,851	$7,017
Current portion of project financing	3,734	5,263
Current portion of related party notes	1,740	—

Total current liabilities	12,325	12,280
Obligations under project financing	5,813	9,845
Related party notes	2,334	—

Total liabilities	20,472	22,125

Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 45,000,000 shares authorized; 23,892,772 and 20,250,817 shares issued and outstanding at December 31, 2003 and 2002, respectively	24	20
Additional paid in capital	76,061	63,461
Accumulated deficit	(42,077)	(24,417)

Total shareholders’ equity	34,008	39,064

	$54,480	$61,189

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenue	$37,371	$32,302	$26,280
Cost of revenue	27,844	25,239	19,602

Gross margin	9,527	7,063	6,678

Operating expenses:
Sales and marketing	5,282	5,368	809
Research and development	3,650	4,457	2,054
General and administrative	5,110	5,069	2,500
Acquisition expenses	—	—	1,639
Restructuring charges	—	824	—

Total operating expenses	14,042	15,718	7,002

Operating loss	(4,515)	(8,655)	(324)
Interest income	99	196	31
Interest expense	(1,068)	(1,071)	(1,241)
Other income	18	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(5,466)	(9,530)	(1,534)
Provision for income taxes	(63)	—	—

Loss before cumulative effect of change in accounting principle	(5,529)	(9,530)	(1,534)
Cumulative effect of change in accounting principle	(12,131)	—	—

Net loss	(17,660)	(9,530)	(1,534)
Preferred stock dividends	—	—	(5)

Loss applicable to common shareholders	$(17,660)	$(9,530)	$(1,539)

Basic and diluted loss per share before cumulative effect	$(0.26)	$(0.48)	$(0.09)

Cumulative effect of change in accounting principle	$(0.56)	$—	$—

Basic and diluted net loss per share applicable to common shareholders	$(0.82)	$(0.48)	$(0.09)

Weighted average basic and diluted common shares outstanding	21,445	20,046	16,265

Pro forma operating results (for application of EITF 00-21):	$(5,529)	$(11,176)	$(494)

Pro forma net loss per share	$(0.26)	$(0.56)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2000	$11	$1,020	$33,045	$(13,348)	$20,728
Warrants issued for services	—	—	994	—	994
Exercise of employee stock options	1	—	1,085	—	1,086
Common stock issued for services	—	—	297	—	297
Common stock issued under employee stock purchase plan	—	—	51	—	51
Exercise of warrants	3	—	764	—	767
Conversion of debt and accrued interest	1	—	1,067	—	1,068
Private placement of common stock, net	2	—	22,750	—	22,752
Conversion of preferred stock and accrued dividends	2	(1,020)	1,108	—	90
Preferred stock dividends	—	—	—	(5)	(5)
Net loss	—	—	—	(1,534)	(1,534)

Balance, December 31, 2001	20	—	61,161	(14,887)	46,294
Exercise of employee stock options	—	—	974	—	974
Common stock issued for services	—	—	699	—	699
Common stock issued under employee stock purchase plan	—	—	51	—	51
Contributed capital from Lau acquisition	—	—	576	—	576
Net loss	—	—	—	(9,530)	(9,530)

Balance, December 31, 2002	20	—	63,461	(24,417)	39,064
Exercise of employee stock options	—	—	72	—	72
Common stock issued for services	—	—	319	—	319
Common stock issued under employee stock purchase plan	—	—	26	—	26
Private placement of common stock, net	4	—	12,183	—	12,187
Net loss	—	—	—	(17,660)	(17,660)

Balance, December 31, 2003	$24	$—	$76,061	$(42,077)	$34,008

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash Flow from Operating Activities:
Net loss	$(17,660)	$(9,530)	$(1,534)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,806	7,197	4,511
Gain on sale of equipment	(18)	—	—
Value of warrants issued for services	—	—	994
Expenses paid in common stock	319	380	297
Impact of cumulative effect of change in accounting principle	12,131	—	—
Loss on disposal of fixed assets	38	132	—
Loss on write-down of intangible assets	118	75	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	303	(2,022)	(1,516)
Costs and estimated earnings in excess of billings	1,402	289	3,007
Other current assets	(100)	(38)	299
Accounts payable and accrued expenses	1,101	406	(3,773)

Net cash provided by (used for) operating activities	4,440	(3,111)	2,285

Cash Flow from Investing Activities:
Purchase of equipment converted to project financing	—	—	(7,946)
Restricted cash	1,093	(7,404)	—
Cash paid for acquisitions	(1,293)	(2,822)	—
Additions to property and equipment	(8,195)	(5,702)	(54)
Proceeds from sale of equipment	35	—	—
(Increase) decrease in other assets	(352)	(899)	(29)

Net cash used for investing activities	(8,712)	(16,827)	(8,029)

Cash Flow from Financing Activities:
Net revolving credit repayments	—	—	(2,515)
Net proceeds from project financing	3,318	4,500	7,946
Principal payments on project financing	(6,877)	(4,037)	(4,000)
Net proceeds from issuance of common stock	12,285	1,025	24,975

Net cash provided by financing activities	8,726	1,488	26,406

Net increase (decrease) in cash and cash equivalents	4,454	(18,450)	20,662
Cash and cash equivalents, beginning of year	2,212	20,662	—

Cash and cash equivalents, end of year	$6,666	$2,212	$20,662

Supplemental Cash Flow Information:
Cash paid for interest	$1,078	$944	$1,161
Non-cash Transactions:
Conversion of convertible debt and accrued interest to common stock	$—	$—	$1,068
Conversion of preferred stock and accrued dividends to common stock	$—	$—	$1,110
Equipment purchased under capital leases	$2,071	$—	$—
Directors fees paid in common stock	$300	$380	$297
Assets contributed from Lau Acquisition Corp.	$—	$576	$—
Value of warrants issued for service	$—	$—	$994
Common stock issued for private placement costs	$—	$319	$—
Services paid in common stock	$19	$—	$—
Net assets acquired from Lau Technologies	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) delivers advanced technology identity solutions for governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. Viisage focuses on identity solutions for civil identification, criminal identification and border management applications that improve personal convenience and security, deter fraud, and reduce identification program costs. By combining secure document and face recognition biometric technologies that quickly, reliably, and accurately identify individuals in both one-to-one and one-to-many situations, Viisage has created innovative identity solutions. The Company’s goal is to help its customers solve three critical aspects of verifying and managing identities:

•	assurance that an identification document is authentic,

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document, and

•	verification of the privileges the document grants.

Our business involves two related segments: secure credentials and biometrics. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts.

Viisage combines its proprietary biometric and secure credential software and hardware products with complementary industry standard products to create identity solutions that integrate into its customers’ environments. These turnkey solutions integrate secure document technologies, image and data capture, relational databases, and multiple biometrics, improving the customer’s ability to process and manage identity information. Applications include passports, driver’s licenses, voter registration, national identification credentials, law enforcement, social services, access control, surveillance and PC network and Internet access security. Viisage’s primary customers are government agencies with particular penetration in U.S. government agencies such as the Department of State and state departments of motor vehicles, social services, and law enforcement. Viisage is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports by virtue of an acquisition in 2004 and has captured a large percentage of the domestic driver’s license market. Viisage also has provided services under subcontracts for projects in the United Arab Emirates, Jamaica, the Philippines and the U.S. Immigration and Naturalization Service.

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

Computation of Net Income (Loss) per Share

We follow SFAS No. 128, Earnings Per Share, where basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings (loss) per share calculations are as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Net loss available to common shareholders used in basic and diluted EPS	$(17,660)	$(9,530)	$(1,539)

Weighted average common shares used in basic EPS	21,445	20,046	16,265
Effect of dilutive securities	—	—	—

Weighted average common shares and dilutive potential common shares used in dilutive EPS	21,445	20,046	16,265

The diluted per share amounts do not reflect the impact of options outstanding, the conversion of convertible subordinated debt, the conversion of convertible preferred stock, or stock warrants, for approximately 4,152,000, 3,382,000 and 3,163,000 shares at December 31, 2003, 2002 and 2001, respectively because the effect of each is antidilutive.

Contract Revenue and Cost Recognition

For the year ended December 31, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003.

Secure Credentials Revenue and Cost Recognition

We have determined that our secure credentials contracts involve the provision of multiple elements. The first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with Financial Accounting Standards Board Statement No. 13, or FASB 13. The second element consists of customized software which is accounted for as a long-term contract in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, on a units of delivery method of measurement.

Costs related to the hardware element of our secure credentials contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. Our secure credentials contracts typically require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent us from receiving payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

performance of credential production in our secure credentials contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment, and recognize revenue as credentials are produced.

Costs related to the customized software element of our secure credentials contracts are capitalized on the balance sheet during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Costs related to this element of our secure credentials contracts incurred after the system is in service are expensed as incurred. Revenue related to this element of our secure credentials contracts is recorded as credentials are produced by the system.

Our secure credentials contracts typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system we design, implement and support. Our fixed pricing includes charges for the use of the system, materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of secure credentials to be produced;

•	Size of the database;

•	Level of post-installation involvement that will be required of us; and

•	Competitive environment.

Prior to the adoption of EITF 00-21, we recognized revenue and costs associated with our secure credentials contracts as a single accounting element using the percentage-of-completion methodology.

Biometrics Segment Revenue and Cost Recognition

Within our biometrics segment, our contracts typically provide for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of our face recognition software on a per user basis.

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

We measure the percentage complete as costs are incurred or based on milestones. Revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. These milestones are specific events or deliverables clearly identified in the contract. We recognize revenue based on the total

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

milestone billable to the customer less revenue related to any future maintenance requirements. Billings occur under these contracts when the milestone is delivered and accepted by the customer. Milestones can include customized systems, installation and services as defined by the contract.

We record costs and estimated earnings in excess of billings under these contracts as current assets. We record billings in excess of costs and estimated earnings and accrued contract costs as current liabilities.

Revenue related to software licenses of off-the-shelf face recognition software is recognized in accordance with SOP 97-2. For these software licenses we recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The sales price is fixed and determinable;

•	Collection is probable; and

•	There are no post delivery obligations.

We adopted EITF 00-21 on a cumulative basis as of January 1, 2003. Based on our evaluation of biometrics contracts and the application of the new guidance, the adoption of EITF 00-21 did not have an impact on the accounting for revenue from biometrics systems under long-term contracts.

Cash and Cash Equivalents

We consider all highly liquid instruments, with maturity of three months or less when acquired, to be cash equivalents. As of December 31, 2003 and 2002, cash and cash equivalents consisted entirely of cash and exclude approximately $6.3 million and $7.4 million, respectively, the use of which was restricted under our term loan agreement.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and payable and short and long-term borrowings, approximate fair values.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are due principally from government agencies and contractors to government agencies, under long-term contracts that we entered into with our customers. Billings rendered in connection with work performed are in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2003 and 2002 , management determined that no allowance for doubtful accounts was necessary.

For the year ended December 31, 2003, two customers, Pennsylvania Department of Transportation and Illinois Secretary of State, each accounted for more than 10% of our revenue and an aggregate of 26% of our revenue. As of December 31, 2003, the accounts receivable from these customers was $1.4 million. For the year ended December 31, 2002, two customers, Connecticut Department of Information Technology and Mississippi Department of ITS each accounted for over 10% of our revenues and an aggregate of 22% of revenues for the year. As of December 31, 2002, the accounts receivable balances for these customers totaled approximately

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

$349,000. For the year ended December 31, 2001, four customers, Illinois Secretary of State, Unisys Corporation (Florida Department of Safety and Motor Vehicles), Kentucky Transportation Cabinet and Pennsylvania Department of Transportation, each accounted for over 10% of our revenues and an aggregate of 49% of revenues for the year.

Property and Equipment

Property and equipment are recorded at cost or the lesser of fair value or the present value of minimum lease payments for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or usage-based methods over the estimated useful lives of the related assets (3 to 7 years) or the lease term, whichever is shorter.

System assets related to the hardware and customized software elements of our secure credentials contracts after January 1, 2003 are depreciated over the related contract terms using the straight-line method beginning when the system goes into service. The straight line method approximates the ratio that current gross revenues for the contract bear to the total of current and anticipated future gross revenues for that contract in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs Computer Software to be Sold, Leased, or Otherwise Marketed.

Intangible Assets

Intangible assets consist primarily of completed technology, patents, customer lists and other assets primarily arising from the acquisition of a business or business assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of 5 to 17 years (in thousands).

	December 31,		Weighted Average Useful Life
	2003	2002
Gross carrying amount:
Patents	$606	$534	17 years
Completed technology	2,384	2,384	5 years
Customer lists	596	596	10 years

Total intangible assets	3,586	3,514
Accumulated amortization:
Patents	(80)	(52)
Completed technology	(703)	(265)
Customer lists	(110)	(50)

Total accumulated amortization	(893)	(367)

Intangible assets, net	$2,693	$3,147

Amortization expense related to intangible assets was $526,000, $360,000 and $3,500 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization of our intangible assets as of December 31, 2003, for the next five fiscal years is as follows (in thousands):

Estimated amortization expense (intangible assets only)
For the year ended December 31, 2004	$508
For the year ended December 31, 2005	$460
For the year ended December 31, 2006	$357
For the year ended December 31, 2007	$357
For the year ended December 31, 2008	$357

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Long Lived Assets

We evaluate long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. We record an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Research and Development

Research and development costs are charged to expense as incurred.

Software Development

We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. Prior to 2002 and for the year ended December 31, 2003 we did not capitalize any software development costs because development costs incurred subsequent to the establishment of technological feasibility were not material. For the year ended December 31, 2002 we capitalized $207,000 in software development costs, which is being amortized over three years. We recorded amortization expense of $69,000 and $34,000 related to this asset in fiscal 2003 and 2002, respectively.

Costs related to software developed for internal use are expensed as incurred until technological feasibility has been reached. Costs for externally purchased software is capitalized and depreciated over its estimated useful life not to exceed five years.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which (i) amends FAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We initially adopted FAS 148 beginning for the fiscal year ended December 31, 2002 and continue to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Net income (loss) as reported	$(17,660)	$(9,530)	$(1,534)

Add: stock based employee compensation expense included in reported net income (loss), net of tax	—	—	—

Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(3,358)	(2,279)	(3,036)

Pro forma net income (loss)	$(21,018)	$(11,809)	$(4,570)

Earnings per share:
Basic and diluted, as reported	$(0.82)	$(0.48)	$(0.09)
Basic and diluted, pro forma	$(0.98)	$(0.59)	$(0.28)

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or “mezzanine” equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of certain variable interest entities. In December 2003, the FASB issued a revision to FIN 46. The revised FIN 46, which replaces the original FIN 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity (“VIE”) to a broader group of entities than those previously considered special-purpose entities (“SPE’s”) and specifies the criteria under which it is appropriate for an investor to consolidate VIE’s. Application of the revised FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE’s for periods ending after December 15, 2003. For all other types of VIE’s, application of the revised FIN 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE’s did not have a material impact on our financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE’s to have a material impact on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission (“SEC”) published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

3. RELATED PARTY TRANSACTIONS

Debt

In May 2003 we entered into a loan agreement with Lau Technologies which is a significant shareholder of Viisage, which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes with borrowing limits of $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. In particular, the financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of December 31, 2003 we had approximately $4.1 million outstanding under this loan agreement, leaving approximately $2.9 million available for future needs. Interest expense related to these term notes was $229,000 for the year ended December 31, 2003 (See Note 6 for further information).

Licenses

In fiscal 2001 and 2000, we obtained from Lau an exclusive, perpetual, worldwide license to use a U.S. patent purchased from Daozeng Lu and Simon Lu, and all improvements thereto, which relates to a system for

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

automatically verifying the identity of an individual using identification parameters that are carried on an escort memory such as an identification or credit card. In 2002, we purchased this patent from Lau as part of the acquisition of Lau’s face recognition assets.

Other

On January 10, 2002, we acquired the assets of Lau Security Systems, including technology, patents, contracts and distribution channels. In return, we agreed to pay Lau a royalty of 3.1% of face recognition revenues over the next 12 and one half years, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. Royalty expense included in operating expenses was approximately $101,000 and $108,000 for the years ended December 31, 2003 and 2002. There were no royalties paid to Lau for these technology patents in 2001.

We provided administrative services for Lau for an annual fee of approximately $109,000 and $114,000 for the years ended December 31, 2003 and 2002.

A Use and Occupancy Agreement with Lau requires us to pay our proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. The annual fee for facilities and services is revised for changes in space utilized and in operating expenses. For the years ended December 31, 2003, 2002 and 2001 fees paid under this use and occupancy agreement were $725,000, $699,000 and $360,000, respectively. This agreement was terminated in January 2004.

Our employees participate in various Lau employee benefit plans. We pay our proportionate share of the costs of such plans based on the number of participating employees.

Management believes the methods for allocating expenses and those costs related to shared facilities and equipment are reasonable and approximate what these costs would be on a stand-alone basis.

At December 31, 2002 we had $50,000 of accounts receivable due from Lau and approximately $126,000 of accounts payable due to Lau. At December 31, 2003 there was no accounts receivable balance due from Lau and there was $23,000 of accounts payable due to Lau.

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

4. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	December 31,		Weighted Average Useful Life
	2003	2002
System assets held under capital leases	$9,455	$14,327	5 years
System assets	42,702	16,216	Contract period
Computer and office equipment	1,654	1,185	5 years

	53,811	31,728

Less accumulated depreciation	28,723	15,099

	$25,088	$16,629

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

We had additions to system assets totaling $10.2 million for the year ended December 31, 2003. The net book value of system assets under capital leases was approximately $3.9 million and $4.7 million at December 31, 2003 and 2002. Depreciation expense on fixed assets for the years ended December 31, 2003, 2002 and 2001 was approximately $6.3 million, $6.8 million and $4.5 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accounts payable	$3,673	$3,441
Other accrued expenses	1,419	798
Accrued bonus	830	—
Accrued payroll and related taxes	462	393
Accrued vacation	436	478
Accrued earned and unbilled costs	—	1,487
Accrued restructuring costs	31	420

	$6,851	$7,017

6. LONG TERM DEBT AND PROJECT FINANCING ARRANGEMENTS

In May 2003, we entered into a new loan agreement with Commerce Bank and Trust Company that superseded the original loan agreement for our existing term loans. The following table lists the approximate term note information for the bank and Lau as of the dates indicated (in thousands):

Lender	Original Loan Amount	Monthly Payment Provision	Date of Loan	Due Date	Interest Rate	Outstanding Principal Balance December 31,
						2003	2002
Commerce	$4,000	$84	2/7/2001	6/20/2006	8.00%	$2,259	$3,044
Commerce	3,200	72	9/11/2001	3/11/2006	6.25%	1,800	2,522
Commerce	1,800	34	12/12/2002	12/31/2007	5.25%	1,477	1,800
Commerce	1,500	27	12/12/2002	4/24/2008	5.25%	1,255	1,500
Commerce	1,200	24	12/12/2002	6/24/2007	5.25%	962	1,200
Lau	2,040	53	5/30/2003	6/30/2009	8.50%	1,795	—
Lau	1,227	51	5/30/2003	5/30/2008	8.50%	1,098	—
Lau	1,562	64	5/30/2003	8/30/2005	8.50%	1,181	—
Lau	287	42	5/30/2003	12/30/2003	8.50%	—	—

	$16,816	$451				$11,827	$10,066

In accordance with the new loan agreements, all of our term notes are collateralized by certain of our assets and the related contract assets. We are required to maintain the following financial covenants under the agreements in effect at December 31, 2003:

•	in every fiscal year after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes;

•	in at least three quarters of each of our fiscal years after January 1, 2003, our secure identification segment must have positive net income, excluding income taxes; if the secure identification segment has a net loss, that net loss may not exceed $200,000;

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Additionally, in accordance with the new agreement, we must maintain $5.1 million of cash on deposit with Commerce Bank and Trust Company. This amount is recorded as restricted cash in long-term assets. As of December 31, 2003 we had an additional $1.2 million of restricted cash at Commerce related to our loan agreements with Lau.

We are in compliance with our bank and Lau covenants at December 31, 2003.

We also have one capital lease arrangement where we are also required to maintain the same financial ratios and minimum levels of tangible capital funds, as stated above. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under these arrangements, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. These project lease arrangements are accounted for as capital leases. At December 31, 2003 and 2002, we had approximately $318,000 and $5.0 million outstanding under these lease-financing arrangements respectively.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2003 we have outstanding $876,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2003 we have outstanding $600,000 under this arrangement.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

At December 31 of each year, approximate future minimum lease payments under project financing capital leases and maturities of term notes are as follows (in thousands):

	Capital Leases	Term Notes
Year Ending:
2004	$1,314	$4,209
2005	398	4,235
2006	81	2,244
2007	61	1,008
2008	20	131

Total minimum payments	1,874	11,827
Less interest portion	80

Present value of net minimum lease payments	1,794
Less current portion	1,265	4,209

Long term portion	$529	$7,618

7. COMMITMENTS AND CONTINGENCIES

Leases

We lease certain equipment and facilities used in its operations and the shared facilities discussed in Note 3. Rental expense for operating leases for the years 2003, 2002, and 2001 was approximately $1.4 million, $1.3 million, and $360,000, respectively.

At December 31, 2003, approximate future minimum rentals under the operating leases and lease for shared facilities, including future lease payments for our new corporate headquarters (lease signed in January 2004), are as follows (in thousands):

Operating Leases
Year Ending:
2004	$637
2005	379
2006	395
2007	411
2008	427
2009	144

$2,393

Employment Agreements

We have employment agreements with certain individuals that provide for up to one year of severance payments as a result of early termination by us. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

8. LITIGATION

On July 31, 2003 the superior court for Fulton County, Georgia issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install a new drivers’ license system for the State of Georgia. This injunction is the result of a lawsuit filed in March 2003 by one of our competitors, Digimarc ID Systems, LLC. The suit claims that the Department of Motor Vehicle Safety did not comply with its own bid process when selecting a vendor for the digital drivers’ license program. The merits of Digimarc’s claims against the Department of Motor Vehicle Safety are to be addressed in further court proceedings. The Department of Motor Vehicle Safety has confirmed that our contract with them remains in place. However, if the lawsuit is successful and we lose the contract, we could lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years. In addition, although we expect that the Department of Motor Vehicle Safety would be required to reimburse us for our costs incurred under the contract, if we are unable to obtain reimbursement of those costs, we could be required to recognize a loss of up to approximately $5 million for costs incurred to date on the Georgia contract.

9. RETIREMENT BENEFITS

We participate in the Lau 401(k) plan and pay our proportionate share of plan expenses based on the number of participants. The plan permits pretax contributions by participants of up to 15% of base compensation. We may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. Our costs for this plan amounted to approximately $182,000, $191,000 and $99,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

We do not offer any postretirement benefits.

10. INCOME TAXES

There was no provision for Federal income taxes for the years ended December 31, 2003, 2002 and 2001 due to the net operating losses.

Income tax expense for the year ended December 31, 2003 represented state income taxes of $63,000. A reconciliation of the federal statutory rate to our effective tax rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Valuation allowance recorded	40.0%	40.0%	40.0%

	—%	—%	—%

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

The components and approximate tax effects of our deferred tax assets and liabilities as of December 31, 2003, and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets (liabilities):
Net operating loss carryforwards for tax purposes	$16,628	$15,728
Basis differences related to contract assets	$(1,792)	(5,051)
Property, plant and equipment	(377)	(140)
Accruals and other reserves	247	190

Net deferred tax asset before valuation allowance	14,706	10,727
Valuation allowance	(14,706)	(10,727)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of our net deferred tax asset, we have provided a full valuation allowance against this amount.

At December 31, 2003, we have available estimated net operating loss carryforwards for federal tax purposes of approximately $41.6 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2012 through 2023 and are subject to review and possible adjustment by the Internal Revenue Service.

11. SHAREHOLDERS’ EQUITY

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

During 2003 and 2002, each member of our Board of Directors received $60,000 of compensation in cash and stock. For each year an aggregate of 78,738 and 61,686 shares of common stock, respectively was issued. The fair market value of the common stock on the grant date was approximately $300,000 and $380,000 for the years ended December 31, 2003 and 2002 and was expensed during each year then ended. In addition, we issued an aggregate of 60,000 stock options to our Board of Directors in each year.

At December 31, 2003, we have reserved 4,807,100 shares of common stock for issuance under the management plan, of which 664,398 shares are available for future grants. We have reserved 576,616 shares of common stock for issuance under the directors’ plan, of which 125,000 are available for future grants.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

A summary of stock option activity under the Plans is as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding, December 31, 2000	1,936,991	$0.94 - $12.50	$3.65
Granted	961,500	0.84 - 3.99	2.98
Exercised	(603,077)	0.84 - 12.25	1.80
Cancelled / forfeited	(13,334)	1.38 - 12.25	2.57

Options outstanding, December 31, 2001	2,282,080	$0.84 - $12.50	$3.87
Granted	1,578,000	3.08 - 8.41	4.58
Exercised	(414,763)	0.94 - 3.06	2.07
Cancelled / forfeited	(875,322)	0.94 - 12.50	3.60

Options outstanding, December 31, 2002	2,569,995	$0.84 - $12.50	$4.72
Granted	1,063,500	3.63 - 4.70	4.15
Exercised	(33,163)	0.94 - 3.99	1.91
Cancelled / forfeited	(261,753)	2.25 - 12.25	6.12

Options outstanding, December 31, 2003	3,338,579	$0.84 - $12.50	$4.42

The following table summarizes information about outstanding options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.84 - $ 1.88	72,499	5.69 years	$1.22	71,832	$1.21
2.25 - 4.04	2,020,901	7.75 years	3.41	833,159	3.23
4.44 - 7.25	1,030,803	8.63 years	5.10	252,453	5.71
7.80 - 12.50	214,376	5.22 years	12.29	164,416	12.33

$0.84 - $12.50	3,338,579		$4.42	1,321,860	$4.73

We have computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average assumptions used are:

	2003	2002	2001
Risk free interest rate	4.0 - 5.0%	4.0 - 5.0%	4.0 - 5.0%
Expected dividend yield	—	—	—
Expected lives	3 - 10 years	3 - 10 years	3 - 10 years
Expected volatility	80%	80%	80%
Fair value of options granted	$3.52	$3.83	$2.51

The total value of options granted under our plans was computed as approximately $3.7 million for 2003, $6.0 million for 2002 and $3.0 million for 2001. Of these amounts, approximately $3.4 million, $2.2 million and $3.0 million, would have been charged to operations for the years ended December 31, 2003, 2002 and 2001, respectively, for currently vested options. The remaining unvested amount of $5.3 million as of the December 31, 2003, will be amortized over the related future vesting periods.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Employee Stock Purchase Plan

In 1997, we adopted the 1997 Employee Stock Purchase Plan and between 1997 and May 2001 and reserved 340,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 2003, 260,583 shares have been issued and options to purchase 5,611 shares of common stock at $3.06 per share were vested under the plan.

Common Stock

In February 2002, Lau exercised an option to purchase 60,000 shares of common stock at $1.90 per share, pursuant to an agreement entered into with us in 1999 under which Lau guaranteed a contract indemnification obligation of ours.

At December 31, 2003 we had outstanding warrants, which can be converted into 812,469 shares of common stock, with exercise prices ranging from $10.79 to $12.35 and expiration dates from November 30, 2005 to November 6, 2006.

On September 8, 2003, we sold an aggregate of 3,517,503 shares of our common stock, at a purchase price of $3.775 per share, in a private sale to institutional investors. The gross proceeds were approximately $13.3 million before investment fees and related expenses of approximately $1.0 million. In addition, on January 27, 2004 we sold an additional 456,007 shares of our common stock at $3.775 per share for proceeds of $1.7 million in a private sale to the same institutional investors following the closing of the ZN acquisition. We believe that the net proceeds of these sales and cash flow from operations will enable us to fund our ongoing operations for at least the next 12 months.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

12. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION, AND CONCENTRATIONS OF RISK

We follow SFAS No. 131 “Disclosures about Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance.

The following table provides financial information by segment for the years ended December 31, 2003, 2002 and 2001. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenue is reported within the segments by customer contracts. Within the secure credentials segment there is a component of the contract that utilizes our biometrics technology. We did not report business segments prior to 2002 and therefore have not restated our results, other than revenue for the year ended December 31, 2001 to provide segment information because it would be impracticable to do so (in thousands).

Year ended December 31, 2003	Secure Credentials	Biometrics	Total
Secure credentials	$29,396	$—	$29,396
Biometrics	1,313	6,662	$7,975

Total segment revenue	$30,709	$6,662	$37,371

Segment profit (loss) before taxes and cumulative effect	$598	$(6,064)	$(5,466)
Depreciation and amortization	$6,151	$655	$6,806
Interest expense	$969	$—	$969
Total assets	$50,410	$4,070	$54,480
Expenditures for long lived assets	$8,248	$1,497	$9,745

Year ended December 31, 2002	Secure Credentials	Biometrics	Total
Secure credentials	$25,943	$—	$25,943
Biometrics	1,427	4,932	$6,359

Total segment revenue	$27,370	$4,932	$32,302

Segment profit (loss) before taxes	$1,088	$(10,618)	$(9,530)
Depreciation and amortization	$6,729	$468	$7,197
Interest expense	$875	$—	$875
Total assets	$55,953	$5,236	$61,189
Expenditures for long lived assets	$4,939	$4,484	$9,423

Year ended December 31, 2001	Secure Credentials	Biometrics	Total
Secure credentials	$22,274	$—	$22,274
Biometrics	483	3,523	$4,006

Total segment revenue	$22,757	$3,523	$26,280

For the year ended December 31, 2003 approximately $36.6 million, or 97.8% of our direct revenue was derived within the United States. The remaining $818,000, or 2.2% of revenue was derived in Canada and the United Arab Emirates.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

We believe that for the near future we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the years ended December 31, secure credentials segment customers who accounted for more than 10% of revenues in a given years are as follows:

•	For 2003, two customers accounted for an aggregate of 26%

•	For 2002, two customers accounted for an aggregate of 22%

•	For 2001, four customers accounted for an aggregate of 49%

No single biometrics segment customer accounted for over 10% of total revenue in any one year.

13. RESTRUCTURING CHARGES AND ACQUISITION EXPENSES

In connection with the acquisitions and the resulting consolidation of operations, management committed to a restructuring plan in the fourth quarter of 2002. Additionally, the plan was executed in December 2002.

In connection with these actions we recorded restructuring costs of $824,000 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $156,000 for the abandonment and write off of excess property, equipment and leasehold improvements. Additionally $248,000 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to employees. The remaining $420,000 represented an accrual for non-cancelable lease payments for abandoned lease space, less management’s estimates of sublease income.

All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations for fiscal 2002.

Below is a summary of restructuring costs as of December 31, 2003 (in thousands):

	Charged to Operations In 2002	Total Cash Payments	Accrued Restructuring Liabilities December 31,
			2003	2002
Cash provisions:
Workforce reduction	$248	$(248)	$—	$—
Non-cancelable leases	420	(389)	31	420

	668	$(637)	$31	$420

Non-cash:
Write-off of excess property and equipment	156

Total	$824

In 2001, we incurred a fourth quarter one-time expense of $1.6 million relating to costs incurred in our attempt to purchase Polaroid Corporation’s Identification Systems Business. These expenses related to legal and professional activities for due diligence as well as financing break-up fees associated with this unsuccessful acquisition.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2003 and 2002. The operating results for 2003 are as reported after we adopted EITF 00-21 on a cumulative basis as of January 1, 2003. The first quarter results include a $12.1 million charge related to the accounting change. The operating results for 2002 are as reported prior to the change in accounting principle. (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2003
Revenue	$8,155	$8,789	$10,108	$10,319
Gross margin	$1,366	$1,963	$3,380	$2,818
Net loss	$(14,496)	$(1,376)	$(389)	$(1,399)
Net loss applicable to common shareholders	$(14,496)	$(1,376)	$(389)	$(1,399)
Basic and diluted net loss per share	$(0.72)	$(0.07)	$(0.02)	$(0.06)
Basic and diluted loss per share applicable to common shareholders	$(0.72)	$(0.07)	$(0.02)	$(0.06)

For the Year Ended December 31, 2002
Revenue	$6,399	$9,038	$8,109	$8,756
Gross margin	$1,314	$1,570	$1,610	$2,569
Net loss	$(857)	$(2,805)	$(2,818)	$(3,050)
Net loss applicable to common shareholders	$(857)	$(2,805)	$(2,818)	$(3,050)
Basic and diluted net loss per share	$(0.04)	$(0.14)	$(0.14)	$(0.16)
Basic and diluted loss per share applicable to common shareholders	$(0.04)	$(0.14)	$(0.14)	$(0.16)

During the fourth quarter of 2002, we incurred one-time expenses (see Note 13).

15. SUBSEQUENT EVENTS

On January 23, 2004 we acquired all outstanding shares of ZN Vision Technologies AG in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The aggregate consideration for the acquisition was $30 million, based on the per share price of our common stock of $4.69 per share on the date on which the acquisition was completed. For financial accounting purposes, the aggregate value was $31.1 million based on the per share price of our common stock of $4.32 which is the average price over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of our European operations.

On January 27, 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors which had purchased shares from us in a private sale in September 2004.

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (TDT) for $49.0 million in cash and stock. For financial accounting purposes, the aggregate value was approximately $50 million based on the per share price of our common stock of $5.13 which is the average price over the five trading days immediately preceding and the two trading days immediately following February 14, 2004. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $4.83 based upon the average of the closing price for 20 trading days prior to the closing date, plus notes and cash

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

valued at $20.3 million. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is a wholly owned subsidiary of Viisage.

On February 27, 2004, we entered into a new loan agreement with Commerce Bank and Trust Company, which superseded our previous loan agreement. Under this new agreement, we borrowed an additional $3.0 million and restructured our bank covenants after giving consideration to the impact of the closing of our transactions with ZN and TDT.

16. VALUATION AND QUALIFYING ACCOUNTS

We had no valuation reserves for accounts receivable for the periods presented.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption “Election of Directors” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning executive officers required under this item is contained in Part I of this Form 10-K under the caption “Officers.” Information relating to certain filings on Forms 3, 4, and 5 is contained in our annual proxy statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors is contained in our annual proxy statement under the heading “Corporate Governance Matters” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the material contained under the caption “Executive Compensation” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the material contained under the captions “Security Ownership” and “Securities Authorized for Future Issuance under Equity

Compensation Plans” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference from the material contained under the caption “Principal Accountant Fees and Services” in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a), (d) Financial Statements and Schedules

For a list of financial statements included herein see Index on page 34.

All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

Current Report on Form 8-K filed on November 5, 2003 to furnish under Item 12 a copy of Viisage’s press release announcing its financial results for the three months ended September 28, 2003.

Current Report on Form 8-K filed on December 30, 2003 to report under Items 5 and 9 Viisage’s adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. This report included the following financial information with respect to Viisage:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001, 2002 and September 28, 2003

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002 and for the nine month periods ended September 29, 2002 and September 28, 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2000, 2001 and 2002 and for the nine month period ended September 28, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 and for the nine month periods ended September 29, 2002 and September 28, 2003

Notes to Consolidated Financial Statements

(c) Exhibits

See Exhibit Index on pages 69 through 72.

EXHIBIT INDEX

Exhibit No.	Note	Description

2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.1	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

3.1	(a)	Restated Certificate of Incorporation of the Company.

3.2	(j)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.3	(a)	By-Laws of the Company.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 9, 2001.

3.7	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

4.1	(a)	Specimen certificates for shares of the Company’s Common Stock.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

10.2	(a)	Form of Administration and Services Agreement between the Company and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between the Company and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between the Company and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between the Company and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between the Company and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11	(a)	Contract between the Company and the North Carolina Department of Transportation, dated as of April 26, 1996.

Exhibit No.	Note	Description

10.12	(c)	Contract between the Company and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between the Company and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.30	(g)	Collateral Assignment of “Unencumbered” Customer Contracts dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.31	(t)	Third Amended and Restated Loan Agreement, dated February 27, 2004, between the Company and Commerce Bank & Trust Co.

10.32	(g)	Security Agreement dated June 15, 2000, between the Company and Commerce Bank & Trust Co.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among the Company and the Investors named therein, dated as of December 14, 2001 (including Exhibit B – Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among the Company and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between the Company and Lau Acquisition Corporation d/b/a Lau Technologies.

Exhibit No.	Note	Description

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Denis Berube.

10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Joanna Lau.
10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between the Company and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between the Company and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between the Company and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between the Company and James P. Ebzery.

10.47	(n)	Employment agreement dated August 7, 2002 between the Company and Sean F. Mack

10.48	(m)	License and Distribution agreement dated May 11, 2002 between the Company and Hummingbird Defense Systems, Inc.

10.49	(o)	Second Amended and Restated Loan Agreement dated December 12, 2002 between the Company and Commerce Bank & Trust Company.

10.50	(o)	First Amendment of Second Amended and Restated Loan Agreement dated May 30, 2003 between the Company and Commerce Bank & Trust Company.

10.51	(o)	Loan Agreement dated May 30, 2003 between the Company and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between the Company and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between the Company and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between the Company, Trans Digital Technologies Corporation and B.G. Beck.

10.57	(t)	Letter Agreement dated September 8, 2003 between the Company, Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

21.1	(t)	Subsidiaries.

23.1	(t)	Consent of BDO Seidman, LLP.

31.1	(t)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	(t)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	(t)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	(t)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Notes to Exhibit Index

Note	Description

(a)	Filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1999.

(g)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002. Exhibit 3.7 was filed as Exhibit 4.2 to the Company’s registration statement on form S-3 (File no. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(m)	Filed as exhibit 10 to the Company’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2004.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on the 30th day of March 2003:

Signature		Title

By:	/s/ DENIS K. BERUBE Denis K. Berube	Chairman of the Board of Directors

By:	/s/ BERNARD C. BAILEY Bernard C. Bailey	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM K. AULET William K. Aulet	Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PETER FAUBERT Peter Faubert	Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By:	/s/ B.G. BECK B.G. Beck	Director

By:	/s/ CHARLES E. LEVINE Charles E. Levine	Director

By:	/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director

By:	/s/ PETER NESSEN Peter Nessen	Director

By:	/s/ PAUL T. PRINCIPATO Paul T. Principato	Director

By:	/s/ THOMAS J. REILLY Thomas J. Reilly	Director