Form 10-Q
period 2004-03-28
VIISAGE TECHNOLOGY INC
filed 2004-05-12
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to                 .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

296 Concord Road, Third Floor, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 932-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004

Common stock, $.001 par value	35,777,841

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED MARCH 28, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	March 28, 2004	*December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,282	$6,666
Accounts receivable	9,343	7,057
Inventories and other costs and estimated earnings in excess of billings	4,647	4,050
Other current assets	1,162	439

Total current assets	24,434	18,212
Property and equipment, net	24,810	25,088
Goodwill	63,613	—
Intangible assets, net	18,519	2,693
Restricted cash	3,120	6,311
Other assets	796	2,176

	$135,292	$54,480

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$11,051	$6,851
Current portion of project financing	4,175	3,734
Current portion of related party notes	6,765	1,740

Total current liabilities	21,991	12,325
Project financing	7,013	5,813
Related party notes	13,470	2,334
Other liabilities	622	—

Total liabilities	43,096	20,472
Shareholders’ equity	92,196	34,008

	$135,292	$54,480

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

Viisage Technology, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Revenue	$12,259	$8,155
Cost of revenue	8,906	6,789

Gross margin	3,353	1,366

Operating expenses:
Sales and marketing	1,493	1,411
Research and development	959	945
General and administrative	2,137	1,093

Total operating expenses	4,589	3,449

Operating loss	(1,236)	(2,083)
Interest expense	392	219
Other income	(21)	—

Loss before income taxes	(1,607)	(2,302)
Provision for income taxes	25	63

Loss before cumulative effect of change in accounting principle	(1,632)	(2,365)
Cumulative effect of change in accounting principle	—	(12,131)

Net loss	$(1,632)	$(14,496)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.05)	$(0.12)
Cumulative effect of change in accounting principle	0.00	(0.60)

Basic and diluted net loss per share	$(0.05)	$(0.72)

Weighted average basic and diluted shares	31,362	20,258

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
Cash Flows from Operating Activities:
Net loss	$(1,632)	$(14,496)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,279	1,844
Impact of cumulative effect of change in accounting Principle	—	12,131
Directors fees paid in common stock	120	30
Change in operating assets and liabilities:
Accounts receivable	828	1,926
Costs and estimated earnings in excess of billings	(273)	6,830
Other current assets	(433)	(371)
Accounts payable and accrued expenses	(303)	(1,457)

Net cash provided by operating activities	586	6,437

Cash Flows from Investing Activities:
Decrease in restricted cash	3,191	291
Additions to property and equipment	(369)	(5,711)
Cash paid for acquisitions, net of cash acquired	(5,227)	—
Increase in other assets	(415)	(183)

Net cash used for investing activities	(2,820)	(5,603)

Cash Flows from Financing Activities:
Net proceeds from project financing	4,273	—
Principal payments on project financing	(1,771)	(1,297)
Net proceeds from issuance of common stock	2,348	34

Net cash provided by (used for) financing activities	4,850	(1,263)

Net increase (decrease) in cash and cash equivalents	2,616	(429)
Cash and cash equivalents, beginning of period	6,666	2,212

Cash and cash equivalents, end of period	$9,282	$1,783

Supplemental Cash Flow Information:
Cash paid during the period for interest	$256	$236

Non Cash Activities:
Directors fees paid in common stock	$120	$30

Services paid in common stock	$14	$—

Acquisitions paid in common stock	$57,486	$—

Acquisitions paid in related party financing	$15,300	$—

Asset purchased with extended payment terms	$800	$—

The accompanying notes are an integral part of these financial statements

VIISAGE TECHNOLOGY, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS

We deliver advanced technology identity solutions for governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. We focus on identity solutions for civil identification, criminal identification and border management that improve personal convenience and security, deter fraud, reduce identification program costs, and protect personal privacy. By combining secure document and face recognition biometric technologies that quickly, reliably, and accurately identify individuals in both one-to-one and one-to-many situations, we have created innovative identity solutions. Our goal is to help our customers solve three critical aspects of verifying and managing identities:

•	assurance that an identification document is authentic,
•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document, and
•	verification of the privileges granted to the individual holding the document.

Our business involves two closely-related segments: secure credentials and biometrics. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts.

We combine our proprietary biometric and secure credential software and hardware products with complementary industry standard products to create identity solutions that integrate into its customers’ environments. These turnkey solutions integrate secure document technologies, image and data capture, relational databases, and multiple biometrics, improving the customer’s ability to process and manage identity information. Applications include passports, driver’s licenses, voter registration, national identification credentials, law enforcement, social services, access control, surveillance and PC network and Internet access security. Our primary customers are government agencies with particular penetration in U.S. government agencies such as the Department of State and state departments of motor vehicles, social services, and law enforcement. We are the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports and have captured a large percentage of the domestic driver’s license market. We also have provided services under subcontracts for projects in the United Arab Emirates, Jamaica, the Philippines and the U.S. Immigration and Naturalization Service.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of March 28, 2004 and December 31, 2003, and for the three month periods ended March 28, 2004 and March 30, 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 28, 2004 and for the three month periods ended March 28, 2004 and March 30, 2003, have been made. The results of operations for the period ended March 28, 2004 are not necessarily indicative of the operating results for the full year.

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

Stock-Based Compensation

At March 28, 2004, we account for our stock-based compensation plans using the intrinsic value method, in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 28, 2004	March 30, 2003
Net loss as reported	$(1,632)	$(14,496)
Add: stock based employee compensation expense included in reported net loss, net of tax	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(993)	(602)

Pro forma net loss	$(2,625)	$(15,098)

Loss per share:
Basic and diluted—as reported	$(0.05)	$(0.72)
Basic and diluted—pro forma	(0.08)	(0.75)

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	March 28, 2004	March 30, 2003
Risk free interest rate	4.0 – 5.0%	4.0 – 5.0%
Expected dividend yield	—	—
Expected lives	3 – 10 years	3 – 10 years
Expected volatility	80%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 5,379,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the March 28, 2004 dilutive net loss per share calculation. The impact of approximately 3,735,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the March 30, 2003 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3. INCOME TAXES

No provision for federal income taxes has been made for the periods ended March 28, 2004 and March 30, 2003 due to the net loss in both periods. The provision for state income taxes for the periods ended March 28, 2004 and March 30, 2003 was approximately $25,000 and $63,000, respectively.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 17.1% and 16.4%, respectively, of our outstanding common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2003 Annual Report on Form 10-K for further discussion.

In May 2003 we entered into a loan agreement with Lau, whose principals are significant shareholders of Viisage, which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes with borrowing limits of $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. In particular, the financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of March 28, 2004 we had approximately $4.9 million outstanding under this loan agreement. Interest expense related to these term notes was approximately $95,000 for the three months ended March 28, 2004.

In connection with the acquisition of TDT on February 14, 2004, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets. This note bears interest at a rate of 8.5% and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. In particular, the financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. Interest expense related to this note was approximately $162,000 for the three months ended March 28, 2004.

At March 28, 2004 we had approximately $184,000 of accounts payable due to Lau.

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

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

The following table provides financial information by segment for the three months ended March 28, 2004 and March 30, 2003. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenue is reported within the segments by customer contracts. Within the secure credentials segment there is a component of the contract that utilizes our biometrics technology. Total assets as of March 28, 2004 include the preliminary allocation of goodwill to the operating segments.

Three months ended March 28, 2004	Secure Credentials	Biometrics	Total
Secure credentials	$10,184	$—	$10,184
Biometrics	336	1,739	$2,075

Total segment revenue	$10,520	$1,739	$12,259

Segment profit (loss) before taxes	$679	$(2,286)	$(1,607)
Depreciation and amortization	$2,040	$239	$2,279
Interest expense	$392	$—	$392
Total assets	$100,737	$34,555	$135,292
Expenditures for long lived assets	$311	$58	$369

Three months ended March 30, 2003	Secure Credentials	Biometrics	Total
Secure credentials	$6,487	$—	$6,487
Biometrics	314	1,354	$1,668

Total segment revenue	$6,801	$1,354	$8,155

Segment profit (loss) before taxes and cumulative effect	$(600)	$(1,702)	$(2,302)
Depreciation and amortization	$1,690	$154	$1,844
Interest expense	$219	$—	$219
Total assets	$38,930	$5,044	$43,974
Expenditures for long lived assets	$—	$29	$29

For the three month period ended March 28, 2004 we derived 96.2%, or $11.7 million, of our direct revenue within the Untied States. We derived an additional 1.3%, or $160,000, of our direct revenue in Canada. The remaining 2.5% was derived by our German subsidiary, primarily from customers in countries within the European Union. Virtually all of our direct revenue for the three month period ended March 30, 2003 was derived within the United States.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three months ended March 28, 2004, one customer accounted for an aggregate of 13.1%
•	For the three months ended March 30, 2003, two customers accounted for an aggregate of 28%

No single biometrics customer accounted for over 10% of our total revenue in either three month period.

6. ACQUISITIONS

On January 23, 2004 we acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The purchase price for the acquisition was $31.5 million, based on the per share price of our common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed. The acquisition was accounted for as a purchase, and accordingly, the operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the preliminary results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $74,000 in amortization related to the acquired intangible assets from the date of the acquisition through March 28, 2004. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of our European operations.

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $53.4 million. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the preliminary results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $384,000 in amortization related to the acquired intangible assets from the date of the acquisition through March 28, 2004. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

In connection with the acquisition of TDT, we agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4 million prior to June 30, 2004. We received an initial purchase order of $10.2 million for this program and therefore we will record this contingent purchase price of $2.6 million related to the CAC program as additional goodwill in the second quarter of 2004.

The preliminary allocation of the purchase price for ZN and TDT, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT
Current assets	$1,639	$3,020
Property and equipment	140	42
Identified intangible assets	1,974	14,460
Goodwill	27,733	35,880

	$31,486	$53,402

7. LEGAL PROCEEDINGS

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2003 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

INTRODUCTION

We deliver advanced technology identity solutions for governments, law enforcement agencies and businesses concerned with enhancing security, reducing identity theft, providing access control, and protecting personal privacy. We focus on identity solutions for civil identification, criminal identification and border management that improve personal convenience and security, deter fraud, reduce identification program costs, and protect personal privacy. By combining secure document and face recognition biometric technologies that quickly, reliably, and accurately identify individuals in both one-to-one and one-to-many situations, we create innovative identity solutions. Our goal is to help our customers solve three critical aspects of verifying and managing identities:

•	assurance that an identification document is authentic,

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document, and

•	verification of the privileges granted to the individual holding the document.

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenue increased from $8.16 million in the first quarter of 2003 to $12.26 million in the first quarter of 2004. Our net loss decreased by 31% during the same periods, excluding the one-time charge of $12.1 million in connection with our change in accounting principle as of January 1, 2003. Our efforts in 2004 have been and will continue to be primarily focused on expanding our portfolio of offerings to satisfy our customers’ identity solution requirements. We have taken substantial steps in this direction through the acquisitions of ZN Vision Technologies AG in January 2004 and Trans Digital Technologies Corporation in February 2004. The acquisition of TDT enabled us to be selected to provide a solution to the U.S. Department of Defense to support the production of smart cards as part of the agency’s Common Access Card (CAC) program. We continue to make investments in research and development and intend to continue to introduce new and enhanced product and service offerings. To further increase revenue, we are also expanding our distribution channels.

SEGMENTS AND GEOGRAPHIC INFORMATION

Our business involves two closely-related segments: secure credentials and biometrics. For the three-month period ended March 28, 2004, we derived 96.2%, or $11.7 million, of our direct revenue within the Untied States. We derived an additional 1.3%, or $160,000, of our direct revenue in Canada. The remaining 2.5%, or $307,000, was derived by our German subsidiary, primarily from customers in countries within the European Union.

Secure Credentials Segment

Our secure credentials segment accounted for approximately 85.8% and 84.2% of our revenues in the three-month periods ended March 28, 2004 and March 30, 2003, respectively. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies.

We provide customized systems utilizing proprietary products under service contracts that have five to seven year terms and several optional annual renewals after the initial contract term. These contracts generally provide for a fixed price for each identification credential produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of secure credentials to be produced, the size of the database, the level of post-installation support and the competitive environment. Our secure credentials segment also includes the contracts we assumed as part of our acquisition of Trans Digital Technologies in February 2004. TDT contributed revenues of $1.8 million to this segment for the three months ended March 28, 2004. Under these contracts, we provide high security technology and services to the U.S. Department of State for the production of U.S. passports, as well as similar services to the U.S. Departments of Defense and Homeland Security.

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

Biometrics Segment

Our biometrics segment accounted for approximately 14.2% and 15.8% of our revenue for the three month periods ended March 28, 2004 and March 30, 2003, respectively. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts. These initiatives generated 89.0% of this segment’s revenue for the three months ended March 28, 2004, the remaining 11.0% was generated from sales in the gaming industry.

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

As we continue to implement our vision of being a total identity solutions provider, the biometrics and secure credentials segments become less distinct as discrete segments. We believe that the presence or future potential of integrated biometrics in secure credentials is a key factor in increasing revenue and profits from the secure credentials business. As a result, we are seeing the two segments converge into one market: identity solutions.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three months ended March 28, 2004, one customer accounted for an aggregate of 13.1%

•	For the three months ended March 30, 2003, two customers accounted for an aggregate of 28%

No single biometrics customer accounted for over 10% of our total revenue in either three month period.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and Goodwill. As of March 28, 2004, the balances of property, plant and equipment, other intangible assets and Goodwill, net of accumulated depreciation and amortization, were $24.8 million, $18.5 million and $63.6 million respectively.

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

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of product lines by ourselves or our customers;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	significant decline in our market capitalization relative to net book value.

Although we believe that the carrying value of our long-lived tangible and intangible assets were realizable as of March 28, 2004, future events could cause us to conclude otherwise.

Due to our two acquisitions in the first quarter of 2004, goodwill and other intangible assets were created as a result of the preliminary allocation of the purchase price to identified intangible assets of the acquired businesses. The values recorded for goodwill and other intangible assets represent preliminary estimates of fair values calculated by independent third-party appraisers and are subject to further review and finalization. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	future expected cash flows from product sales, customer contracts and acquired developed technologies and patents,

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products,

•	the acquired companies’ brand awareness and market position,

•	assumptions about the period of time over which we will continue to use the acquired brand, and

•	discount rates.

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

As of March 28, 2004, we have recorded goodwill of $63.6 million. We will perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions using the discounted cash flows approach at least annually. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

Secure Credentials Revenue and Cost Recognition

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement, should be accounted for separately. The operating results for the three-month period ended March 28, 2003 reflects the cumulative effect of the change in accounting principle in 2003.

We deliver solutions under secure credential contracts primarily to federal and state government customers. We recognize revenue when pervasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Product revenue on secure credential contracts where title to the products pass to the customer consist mainly of printing system components and consumables including printers, secure coating, ribbon, film and other parts. Revenue on products is recognized when the products are shipped and accepted by the customer. Services revenue under these contracts consists of preventative and remedial maintenance on printing systems. We also provide on site technical support and consulting services to our customers. Revenue on fixed price services is recognized ratably over the service period which approximates the timing of the services rendered. Revenue on time and material services is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

We have secure credential contracts, generally with state governments for the production of drivers’ licenses and other identification credentials, where we have determined that we have multiple elements and where the title to equipment installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with SFAS No. 13. The second element consists of customized software which is accounted for as a long term contract in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, on a units of delivery method of measurement.

Costs related to the hardware element of these contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. The delivery of these credentials typically require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent us from receiving payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in our secure credentials contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment, and recognize revenue as credentials are produced.

Costs related to the customized software element of our secure credentials contracts where title to the hardware element does not pass to the customer are capitalized on the balance sheet during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Costs related to this element of our secure credentials contracts incurred after the system is in service are expensed as incurred. Revenue related to this element of our secure credentials contracts is recorded as credentials are produced by the system.

Our secure credentials contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system we design, implement and support. Our fixed pricing includes charges for the use of the system, materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

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

RESULTS OF OPERATIONS

Revenue

Revenue from our secure credentials segment are derived principally from multi-year contracts for systems implementation, credential production and related services. Revenue from our biometrics segment are derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. Revenue for the first quarter of 2004 were approximately $12.3 million, compared to approximately $8.2 million for the first quarter of 2003. The 50.6% increase in revenue is derived from increases of approximately $3.7 million in the secure credentials segment and $300,000 in the biometrics segment. The increase in the secure credentials segment consists of $1.8 million from the operating results of TDT from February 15, 2004 through March 28, 2004, $610,000 from the sale of equipment and consumables directly to two states, $558,000 from a volume increase resulting from the rollout of one new state drivers’ license contract, and approximately $730,000 from a net increase in volume and the fulfillment of certain milestones among our remaining contracts. The increase in our biometrics revenue is derived from the inclusion of approximately $307,000 in ZN revenue for the period from January 24, 2004 to March 28, 2004.

Gross Margin

Gross margins increased to 27.4% in the first quarter of 2004 from 16.8% in the first quarter of 2003. We expect gross margins on our secure credentials contracts to fluctuate based on changes in period cost of sales as a result of our adoption of EITF 00-21 due to the fact that in 2003 and in the future we will effectively recognize revenue on a fixed price per credential produced by our customers. If we successfully achieve cost saving measures in the delivery process, we will realize higher gross margins in those periods where the cost savings measures are achieved. Alternatively, in periods where our delivery costs are higher due to service and maintenance requirements, we expect gross margins to decrease for those periods. The overall increase in gross margin in the first quarter of 2004 compared to the first quarter of 2003 is due to margin increases in both the secure credentials and biometrics segments.

In the secure credentials segment, gross margins increased to 24.4% in the first quarter of 2004 from 11.1% in the first quarter of 2003. We achieved gross margin increases on 12 of the 15 secure credentials contracts that were active in both periods. Those contracts represented approximately 57.9% of the total revenue in that segment for the three-month period ended March 28, 2004. The margin increases were attributable to our minimization of period costs during the card production phase on all of our secure credentials contracts. We were able to achieve some of these costs savings by minimizing overtime labor charges through improved resource management of field service technicians. In addition, we installed inventory management software in multiple states throughout 2003, which allows us to better control consumables scrap, thus reducing our materials costs. In addition to these cost savings initiatives, we signed contract extensions in five states and began card production in two additional states during 2003, both of which resulted in margin increases for those states. Our margin increase in this segment was also attributable to the 30.3% gross margin on approximately $1.8 million of revenue contribution from TDT for the period from February 15 to March 28, 2004, which represented approximately 17.1% of the total segment revenue for the quarter. The gross margin related to TDT included approximately $384,000 of non-cash amortization of the identified intangible assets, as described in more detail below. These increases were offset by gross margin decreases in other states. In two states, gross margins decreased due to an increase in costs, while in a third state the gross margin decrease was primarily due to decreases in credential volume.

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

Gross margins in our biometrics segment decreased to 45.0% in the first quarter of 2004 from 46.0% in the first quarter of 2003.

For the three-month period ended March 28, 2004, we have allocated $384,000 of amortization expense for the TDT acquisition to cost of sales due to the fact that a majority of the identified intangible assets were attributed to contracts that are generating significant revenue. The $74,000 of amortization related to the ZN acquisition was included in operating expenses for the three months ended March 28, 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $82,000, from $1.4 million in the first quarter of 2003 to $1.5 million in the first quarter of 2004. The increase is primarily due to our investment in pursuing biometrics opportunities and the pursuit of significant opportunities in the secure identification marketplace. As a percentage of revenue, sales and marketing expenses decreased from 17.3% in the first quarter of 2003 to 12.2% in the first quarter of 2004.

Research and Development Expenses

Research and development expenses increased approximately $14,000, from $945,000 in the first quarter of 2003 to $959,000 in the first quarter of 2004. The increase is due principally to our continued investment in face recognition technologies and new product development. This investment included enhancing existing products with the intellectual property that was acquired through the acquisitions of ZN and TDT. As discussed above, research and development expenses include $74,000 of non-cash amortization expense related to the ZN identified intangible assets which contributed to the improvement in face recognition technologies and new product development. As a percentage of revenue, research and development expenses decreased from 11.6% in the first quarter of 2003 to 7.8% in the first quarter of 2004. We expect to continue to invest in product development in fiscal 2004.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,000,000, from $1.1 million in the first quarter of 2003 to $2.1 million in the first quarter of 2004. The largest component of the increase derives from legal costs of approximately $527,000 stemming from the litigation surrounding our contract with the state of Georgia. General and administrative costs for ZN totaled $86,000 for the period from January 24, 2004 to March 28, 2004. General and administrative costs for TDT totaled $36,000 for the period from February 14, 2004 to March 28, 2004. The remainder of the increase is due to the logistical support required to grow our business through acquisitions while continuing to meet the financing requirements created by our expanding operations. As a percentage of revenue, general and administrative expenses increased from 13.4% in the first quarter of 2003 to 17.4% in the first quarter of 2004.

Interest Expense

Interest expense, net of approximately $21,000 and $28,000 of interest income for the first quarters of 2004 and 2003 respectively, increased approximately $176,000 from $247,000 in the first quarter of 2003 to $413,000 in the first quarter of 2004. The increase in interest expense is due to $162,000 of interest on the $15.3 million note used to purchase TDT, as well as approximately $14,000 of additional interest stemming from additional debt financing required to support contract delivery.

Income Taxes

There was no provision for federal income taxes for the periods ended March 28, 2004 and March 30, 2003 due to the net loss in both periods. The provision for state income taxes for the periods ended March 28, 2004 and March 30, 2003 were $25,000 and $63,000 respectively.

Cumulative Effect of Change in Accounting Principle

For the year ended December 31, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of EITF 00-21 on a cumulative basis as of January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $9.3 million at March 28, 2004, which consisted entirely of cash. This amount excludes approximately $3.1 million which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2003 were approximately $6.7 million, which consisted entirely of cash. This number excludes approximately $6.3 million which was restricted under our term loan agreements and project financing.

In the three-month period ended March 28, 2004, cash provided by operating activities was approximately $586,000, which stems from our net loss of approximately $1.6 million, offset by non-cash charges for depreciation and amortization of approximately $2.3 million, and cash used by the net increase in operating assets of approximately $62,000.

Accounts receivable increased approximately 32.9% from $7.0 million at December 31, 2003 to $9.3 million at March 28, 2004. This increase includes $874,000 and $2.2 million which were assets of ZN and TDT, respectively, acquired by us at the respective dates of acquisition of those companies. The remainder of the change, which resulted in an increase in cash of approximately $700,000, is due to the timing of billings and collections.

Inventories and other costs and estimated earnings in excess of billings increased approximately 14.7% from $4.1 million at December 31, 2003 to $4.6 million at March 28, 2004. This increase includes $189,000 and $135,000 which were assets of ZN and TDT, respectively, acquired by us at the date of acquisition. The remainder of the change, which resulted in a decrease in cash of approximately $176,000, reflects accumulation of consumables inventory that was unbilled as of March 28, 2004.

Accounts payable and accrued expenses increased approximately 61.3% from $6.9 million at December 31, 2003 to $11.1 million at March 28, 2004. This increase includes $1.5 million and $2.8 million which were liabilities of ZN and TDT, respectively, assumed by us at the dates of the respective acquisitions of those companies. The remainder of the change, which resulted in a decrease in cash of approximately $100,000, is due to the timing of payables.

In February 2004, we entered into a new loan agreement with Commerce Bank and Trust Company, or Commerce, that superseded the original loan agreement for our existing term loans. Under this new agreement, we borrowed an additional $3.0 million and reduced the required restricted cash balance under the new agreement with Commerce by $2.0 million. We also negotiated a reduction of $1.2 million of restricted cash with Lau Technologies, or Lau, concurrent with the execution of the new loan agreement with Commerce. The $3 million term loan provided by this agreement bears interest at a rate of 7.3%. The following table lists the approximate term note information for Commerce and Lau as of the dates indicated (in thousands):

Lender	Original Loan Amount	Monthly Payment Provision	Date of Loan	Due Date	Interest Rate	Outstanding Principal March 28, 2004
Commerce	$4,000	$84	2/7/2001	6/20/2006	8.00%	$2,053
Commerce	3,200	72	9/11/2001	3/11/2006	6.25%	1,612
Commerce	1,800	34	12/12/2002	12/31/2007	5.25%	1,394
Commerce	1,500	27	12/12/2002	4/24/2008	5.25%	1,191
Commerce	1,200	24	12/12/2002	6/24/2007	5.25%	901
Lau	2,040	53	5/30/2003	6/30/2009	8.50%	1,673
Lau	2,500	51	5/30/2003	5/30/2008	8.50%	2,249
Lau	1,562	64	5/30/2003	8/30/2005	8.50%	1,014
Lau	287	42	5/30/2003	12/30/2003	8.50%	—
Commerce	3,000	36	2/27/2004	2/27/2007	7.30%	2,924

	$21,089	$487				$15,011

In accordance with the new loan agreement the term notes are collateralized by certain of our assets and the related contract assets. We restructured our bank covenants to account for the impact of the closing of our transactions with ZN and TDT. We are required to maintain various financial covenants, including;

•	a net loss for 2004 of not more than $500,000 and positive net after-tax income in each fiscal year thereafter

•	a minimum tangible net worth (as defined in the loan agreement) of approximately $16.7 million for the second quarter of 2004, increasing each quarter thereafter

•	our debt to tangible net worth ratio (as defined in the loan agreement) not to exceed the following quarterly benchmarks: 3.00:1.00 for the second quarter of 2004, 2.75:1.00 for the third quarter of 2004, and 2.20:1.00 for the fourth quarter of 2004

•	our debt service coverage ratio (as defined in the loan agreement) must be greater than 0.48 for the first quarter of 2004, 1.25 for the second and third quarters of 2004 and 1.00 for the fourth quarter of 2004

•	annual capital expenditures may not exceed $1.5 million in 2004 and no single capital expenditure may exceed $250,000,

Additionally, in accordance with the new agreement, we must maintain $3.0 million of cash on deposit with the lender through September 29, 2004, $4.0 million through November 29, 2004 and $5.0 million by December 31, 2004 and thereafter. This amount is recorded as restricted cash in long term assets. As of March 28, 2004 we had an additional $120,000 of restricted cash at commerce bank related to our loan agreement with Lau.

We also had one capital lease arrangement in which we were required to maintain the same financial ratios and minimum levels of tangible capital funds, as stated above. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. This project lease arrangement was accounted for as a capital lease. At March 28, 2004, this lease-financing arrangement was paid in full.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of March 28, 2004 we had outstanding $611,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2003 we had outstanding $500,000 under this arrangement.

In the first quarter of 2004 we purchased an asset totaling $800,000 which is payable in installments over four years. On the March 28, 2004 balance sheet, $200,000 is included in accounts payable and other accrued expenses and $600,000 is recorded under other liabilities.

We are in compliance with our bank covenants as of March 28, 2004 and we believe that we will be able to maintain compliance with our bank covenants in the future. However, this expectation is dependent on achieving our business plan. If we do not remain in compliance with the covenants in our financing arrangements, the lenders and the lessors could require immediate repayment of outstanding amounts. As of March 28, 2004, there was approximately $15.0 million outstanding under our credit facilities with Commerce and Lau.

In January 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors to which we had previously sold shares in a private sale in September 2003. On February 14, 2004, we funded the acquisition of TDT with $5.0 million of available cash and executed a promissory note for an additional $15.3 million in addition to the issuance of new stock. The note bears interest at a rate of 8.5% per year and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. An additional cash payment of $2.6 million will be made to the former sole shareholder of TDT based upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s Common Access Card (CAC) program. This amount will be paid when we receive payment for our participation in this program. The acquisition of ZN was funded by the issuance of new stock.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, if we cannot achieve our operating goals in 2004 or if we win additional secure credentials contracts in 2004, we may be required to seek additional financing. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Factors that May Affect Future Results.”

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 28, 2004.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$30,310	$10,208	$18,539	$1,563	—
Capital Lease Obligations	1,170	732	370	68	—
Operating Lease Obligations	2,394	637	775	883	144

CONTINGENT OBLIGATIONS

Our principal contractual commitments involve payments under capital leases, term notes and operating leases.

INFLATION

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 2, we currently account for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have a material negative impact on our consolidated financial position and results of operations, the level of which we are currently assessing.

OTHER EVENTS

On April 2, 2004, we announced that we had been selected by the U.S. Department of Defense, or DoD, to provide a solution to support the production of smart cards as part of the agency’s Common Access Card (CAC) program. On May 7, 2004, we announced that we had received an initial purchase order in the amount of $10.2 million for this program. We will provide a solution to the DoD’s Defense Manpower Data Center, or DMDC, through Telos Corporation, the DMDC’s support contractor. The solution, which is expected to include 1,700 Toppan CP400 printers as the fixed-site desktop printers, as well as consumables and services, will be used for the production of secure identification cards throughout the Real-time Automated Personnel Identification System (RAPIDS). Implementation is scheduled to begin immediately and will continue over the next 12-18 months.

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

We have a significant amount of indebtedness. As of March 28, 2004, we had approximately $31.4 million in short and long-term debt and lease financing. This amount includes $15.3 million of related party debt incurred in the acquisition of TDT in February 2004. Our leverage could have important consequences to our business including:

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

For the three month period ended March 28, 2004, one customer, the U.S. Department of State, accounted for an aggregate of 13.1% of our revenue. Since a small number of customers in our secure credentials segment account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

Part of our strategy is to enhance our leadership in face recognition technology and to expand our operations within our face recognition business segment. Pursuing this strategy involves risks. For instance, to date, face recognition security solutions have not gained widespread commercial acceptance. Some of the obstacles to widespread acceptance of face recognition security solutions include a perceived loss of privacy and public perceptions as to the usefulness of face recognition technologies. Whether the market for face recognition security solutions will expand will be dependent upon factors such as:

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

In the fiscal years ended December 31, 2002 and 2003, and three-month periods ended March 28, 2004 and March 30, 2003, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

Integration of acquired businesses may be difficult and will consume significant financial and managerial resources, which could have an adverse effect on our results of operations.

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

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to the timely, cost-effective integration of the companies. We face similar integration issues with respect to Trans Digital Technologies Corporation, or TDT.

The significant direct and indirect costs of our acquisition and integration of ZN and TDT could adversely affect our financial performance.

We incurred approximately $2.7 million of costs in connection with the acquisitions of ZN and TDT, including:

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

As a result of our two acquisitions of ZN and TDT, goodwill and other intangible assets have been created. The values we may record for goodwill and other intangible assets will represent fair values calculated by independent third-party appraisers. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairments which will require us to record an impairment charge in the period in which we identify the impairments.

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

As a result of our acquisitions of ZN and TDT, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany is denominated in euros. The results of operations and certain of our intercompany balances associated with this international location are exposed to foreign exchange rate fluctuations. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At March 28, 2004, we had an accumulated deficit of approximately $43.7 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability.

Certain of our stockholders have significant relationships with us, which could result in us taking actions that are not supported by unaffiliated stockholders.

Lau Technologies, or Lau, and Mr. Buddy Beck, who is also a director and Vice Chairman, beneficially own approximately 17.1% and 16.4%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	Lau has provided us with a credit facility in an aggregate principal amount of $7.3 million, which is secured by some of our assets;

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues for a period of twelve and one half years, up to a maximum of $27.5 million;

•	the spouse of the Chairman of our Board of Directors owns a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT, Mr. Beck was elected a member of our Board of Directors and appointed Vice Chairman;

•	in connection with the acquisition of TDT, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets;

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us.

Future sales of our common stock by Lau or Buddy Beck could depress the market price of our common stock.

As of May 10, 2004, there were 35,777,841 shares of our common stock outstanding. Lau and Buddy Beck own approximately 17.1% and 16.4%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Subsequent to our acquisition of ZN, our international operating resulting from transactions by our German operations and will be denominated in euros. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. We do not hedge foreign currencies utilizing derivative instruments. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 28, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 28, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

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

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Modification of Rights of Registered Securities.

None.

Limitation of Rights of Registered Securities.

None.

Use of Proceeds from Sale of Registered Securities.

Not applicable.

Issuer Repurchases of Securities.

None.

Restrictions Upon the Payment of Dividends

We are prohibited under our borrowing arrangements from paying any cash dividends.

Sales of Unregistered Securities

On January 23, 2004 we acquired all of the outstanding shares of ZN Vision Technologies AG, or ZN, in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. 522,146 of the issued shares were placed into an escrow account for a period of one year (from acquisition date) to secure certain potential indemnification obligations of the share recipients. The shares were issued to the sellers in a transaction exempt from registration under the Securities Act of 1933, or the Securities Act, pursuant to Section 4(2) and Regulation S thereunder. We relied upon representations from the sellers in the securities purchase agreement as the basis for such exemption. We have filed with the Securities and Exchange Commission a registration statement on Form S-3 covering the shares issued in the acquisition.

On February 14, 2004 we acquired all of the outstanding shares of Trans Digital Technologies Corporation, or TDT, for 5,850,000 newly issued shares of our common stock, plus $15.3 million in notes and $5 million in cash. The shares were issued to the seller in a transaction exempt from registration under the Securities Act of 1933, or the Securities Act, pursuant to Section 4(2) thereunder. We relied upon representations from the seller in the stock purchase agreement as the basis for such exemption. We have agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the shares issued in the acquisition.

In January 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors to which we had previously sold shares in a private sale in September 2003. Our net proceeds were approximately $1.6 million, and we intend to use those proceeds for general corporate purposes. The shares were sold to certain institutional investors in a transaction exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D thereunder. We relied upon representations from the purchasers in the securities purchase agreements as the basis for such exemption. We have filed with the Securities and Exchange Commission a registration statement on Form S-3 covering the shares issued to the investors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2004, we held a special meeting of stockholders to approve the issuance of shares of our common stock to the shareholders, and the participants under the share option plan, of ZN Vision Technologies AG in connection with the acquisition of ZN pursuant to a securities purchase agreement dated March 28, 2003 among Viisage, ZN and all of the shareholders of ZN. The issuance was approved with the following votes: 12,818,026 for, 121,535 against, and 13,530 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

(b)    Reports on Form 8-K

On January 30, 2004, we filed a Current Report on Form 8-K under Items 2 announcing the closing of the acquisition of ZN.

On February 19, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release dated February 26, 2004 announcing our financial results for the period ended December 31, 2003.

On February 25, 2004, we furnished a Current Report on Form 8-K under Item 9 announcing the filing of a press release regarding our forecasted financial results for fiscal year 2004.

On February 27, 2004, we filed a Current Report on Form 8-K under Item 2 announcing the closing of the acquisition of TDT.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIISAGE TECHNOLOGY, INC.

Date: May 12, 2004	By:	/s/ Bernard C. Bailey

Bernard Bailey President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2004	By:	/s/ William K. Aulet

William K. Aulet Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
2.1	(a)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.2	(b)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(b)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(b)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(c)	Amendment No. 3 to Securities Purchase Agreement.

10.31	(d)	Third Amended and Restated Loan Agreement, dated February 27, 2004, between the Company and Commerce Bank & Trust Co.

10.54	(d)	Sublease dated February 13, 2004 between the Company and eiStream Inc.

10.55	(d)	Consulting Agreement dated February 14, 2004 between the Company and B.G. Beck.

10.56	(d)	Amended and Restated Secured Promissory Note dated February 27, 2004 between the Company, Trans Digital Technologies Corporation and B.G. Beck.

10.57	(d)	Letter Agreement dated September 8, 2003 between the Company, Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

31.1	(e)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(e)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(e)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(e)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference.

(b)	Included as an annex to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2004 and incorporated herein by reference.

(d)	Filed as an exhibit to the Company’s Annual Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(e)	Filed herewith.