Form 10-Q/A
period 2004-03-28
VIISAGE TECHNOLOGY INC
filed 2004-06-21
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A of Viisage Technology, Inc. is being filed for the purpose of including certain pro forma information with respect to our acquisitions of ZN Vision Technologies AG and Trans Digital Technologies Corporation in Note 6 of our financial statements for the quarters ended March 28, 2004 and March 30, 2003. This amendment has no impact on any other portion of our financial statements for such periods.

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

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $53.4 million. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the preliminary results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $383,000 in amortization related to the acquired intangible assets from the date of the acquisition through March 28, 2004. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

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

Identified intangible assets acquired in connection with the acquisitions of ZN and TDT consist primarily of completed technology and acquired contracts. These intangible assets are amortized using the straight-line method over their estimated useful lives of 1 to 5 years (in thousands).

	March 28, 2004	Weighted Average Useful Life
Gross carrying amount:
Completed technology	$2,004	5 years
Acquired contracts	14,430	5 years

Total intangible assets	16,434

Accumulated amortization:
Completed technology	(75)
Acquired contracts	(383)

Total accumulated amortization	(458)

Intangible assets, net	$15,976

We estimate annual amortization expense related to the identified intangible assets acquired in connection with the acquisitions of ZN and TDT to be approximately $3.2 million per year for the next five years.

The unaudited pro forma and combined selected operating data are presented as if the acquisitions of ZN and TDT had occurred on January 1, 2003 and 2004 for the three months ended March 30, 2003 and March 28, 2004, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN and TDT been operating as a combined entity for the periods presented. For the three months ended March 30, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. The unaudited pro forma revenue, loss and loss per share information for the three months ended March 30, 2003 and March 28, 2004 are as follows (in thousands):

	For the Three Months Ended
	March 30, 2003	March 28, 2004
	(unaudited)
Revenue	$11,966	$15,100
Loss before cumulative effect of change in accounting principle	$(3,176)	$(1,053)
Net loss	$(15,307)	$(1,053)
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.10)	$(0.03)
Basic and diluted net loss per share	$(0.76)	$(0.03)

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

VIISAGE TECHNOLOGY, INC.

Date: June 21, 2004	By:	/s/ Bernard C. Bailey

Bernard Bailey President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2004	By:	/s/ William K. Aulet

William K. Aulet Senior Vice President and Chief Financial Officer (Principal Financial Officer)