Form 10-Q
period 2004-06-27
VIISAGE TECHNOLOGY INC
filed 2004-08-11
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004.

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2004
Common stock, $.001 par value	43,101,018

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED JUNE 27, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	June 27, 2004	*December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,503	$6,666
Accounts receivable	10,570	7,057
Inventories and other costs and estimated earnings in excess of billings	3,775	4,050
Other current assets	1,047	439

Total current assets	24,895	18,212
Property and equipment, net	22,938	25,088
Goodwill	65,198	—
Intangible assets, net	17,518	2,693
Restricted cash	3,120	6,311
Other assets	1,984	2,176

	$135,653	$54,480

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,921	$6,851
Related party payable	2,600	—
Current portion of project financing	3,989	3,734
Current portion of related party notes	10,885	1,740

Total current liabilities	28,395	12,325
Project financing	6,024	5,813
Related party notes	7,932	2,334
Other liabilities	418	—

Total liabilities	42,769	20,472
Shareholders’ equity	92,884	34,008

	$135,653	$54,480

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	$16,276	$8,789	$28,535	$16,944

Cost of revenues	11,307	6,826	20,213	13,615

Gross margin	4,969	1,963	8,322	3,329

Operating Expenses:
Sales and marketing	1,578	1,138	3,071	2,549
Research and development	942	937	1,901	1,882
General and administrative	2,218	1,033	4,355	2,126

Total operating expenses	4,738	3,108	9,327	6,557

Operating income (loss)	231	(1,145)	(1,005)	(3,228)

Interest income	19	19	41	48
Interest expense	(596)	(250)	(1,010)	(498)
Other income	54	—	75	—

Loss before income taxes and cumulative effect of change in accounting principle	(292)	(1,376)	(1,899)	(3,678)
Provision for income taxes	(25)	—	(50)	(63)

Loss before cumulative effect of change in accounting principal	(317)	(1,376)	(1,949)	(3,741)
Cumulative effect of change in accounting principle	—	—	—	(12,131)

Net loss	$(317)	$(1,376)	$(1,949)	$(15,872)

Basic and diluted net loss per share before cumulative effect of change in accounting principal	$(0.01)	$(0.07)	$(0.06)	$(0.18)

Cumulative effect of change in accounting principal	$(0.00)	$(0.00)	$(0.00)	$(0.60)

Net loss per basic and diluted shares	$(0.01)	$(0.07)	$(0.06)	$(0.78)

Weighted average basic and diluted shares	35,821	20,351	33,603	20,305

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
Cash Flows from Operating Activities:
Net loss	$(1,949)	$(15,872)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	5,135	3,931
Impact of cumulative effect of change in accounting principle	—	12,131
Directors fees paid in common stock	260	120
Change in operating assets and liabilities:
Accounts receivable	(399)	555
Inventories and costs and estimated earnings in excess of billings	599	6,216
Other current assets	(146)	(371)
Accounts payable and accrued expenses	(1,161)	(639)

Net cash provided by operating activities	2,339	6,071

Cash Flows from Investing Activities:
Decrease in restricted cash	3,191	2,284
Additions to property and equipment	(1,094)	(7,512)
Cash paid for acquisitions, net of cash acquired	(5,227)	(758)
Increase in other assets	(169)	(533)

Net cash used for investing activities	(3,299)	(6,519)

Cash Flows from Financing Activities:
Net proceeds from project financing and related party notes	4,273	2,018
Principal payments on project financing and related party notes	(3,498)	(2,697)
Net proceeds from issuance of common stock	3,022	88

Net cash provided by (used for) financing activities	3,797	(591)

Net increase (decrease) in cash and cash equivalents	2,837	(1,039)
Cash and cash equivalents, beginning of period	6,666	2,212

Cash and cash equivalents, end of period	$9,503	$1,173

Supplemental Cash Flow Information:
Cash paid during the period for interest	$534	$471

Non Cash Activities:
Directors fees paid in common stock	$260	$120

Services paid in common stock	$14	$—

Acquisitions paid in common stock	$57,486	$—

Acquisitions paid in related party financing	$15,300	$—

Asset purchased under capital leases	$—	$584

Asset purchased with extended payment terms	$800	$—

The accompanying notes are an integral part of these financial statements

VIISAGE TECHNOLOGY, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) is a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our identity solutions include secure credential provisioning systems, biometric software and systems and real time identity databases, as well as systems design, development, integration and support services. These solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our identity solutions to help solve the following four critical problems:

•	assurance that an identification document is authentic;

•	assurance that the document has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

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

Viisage combines its proprietary biometric and secure credential software with complementary industry standard products to create identity solutions that integrate into its customers’ environments. These turnkey solutions integrate secure document technologies, image and data capture, relational databases, and multiple biometrics, improving the customer’s ability to process and manage identity information. Applications include passports, driver’s licenses, voter registration, national identification credentials, law enforcement, social services, access control, surveillance and PC network and Internet access security. Viisage’s primary customers are government agencies with particular penetration in U.S. government agencies such as the Department of State and state departments of motor vehicles, social services, and law enforcement. Viisage is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports by virtue of an acquisition in 2004 and has captured a large percentage of the domestic driver’s license market. Viisage also has provided services under subcontracts for projects in the United Arab Emirates, Jamaica, the Philippines and the U.S. Immigration and Naturalization Service.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of June 27, 2004 and December 31, 2003, and for the three- and six-month periods ended June 27, 2004 and June 29, 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 27, 2004 and for the three- and six-month periods ended June 27, 2004 and June 29, 2003, have been made. The results of operations for the period ended June 27, 2004 are not necessarily indicative of the operating results for the full year.

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

Stock-Based Compensation

At June 27, 2004, we account for our stock-based compensation plans using the intrinsic value method, in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net loss as reported	$(317)	$(1,376)	$(1,949)	$(15,872)
Add: stock based employee compensation expense included in reported net loss	—	—	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards	(818)	(1,061)	(1,811)	(1,663)

Pro forma net loss	$(1,135)	$(2,437)	$(3,760)	$(17,535)

Loss per share:
Basic and diluted - as reported	$(0.01)	$(0.07)	$(0.06)	$(0.78)
Basic and diluted - pro forma	(0.03)	(0.12)	(0.11)	(0.86)

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	June 27, 2004	June 29, 2003
Risk free interest rate	4.0 – 5.0%	4.0 – 5.0%
Expected dividend yield	—	—
Expected lives	3 – 10 years	3 – 10 years
Expected volatility	80%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 5,363,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the June 27, 2004 dilutive net loss per share calculation. The impact of approximately 3,534,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the June 29, 2003 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3. INCOME TAXES

No provision for federal income taxes has been made for the three- and six-month periods ended June 27, 2004 and June 29, 2003 due to the net loss in both periods. The provision for state income taxes for the six-month periods ended June 27, 2004 and June 29, 2003 was approximately $50,000 and $63,000, respectively. The provision for state income taxes for the three month period ended June 27, 2004 was approximately $25,000. There was no provision for state income taxes for the three month period ended June 29, 2003.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 16.8% and 16.4%, respectively, of our outstanding common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2003 Annual Report on Form 10-K for further discussion.

In May 2003 we entered into a loan agreement with Lau, whose principals are significant shareholders of Viisage, which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations we had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes with borrowing limits of $3.0 million and $2.5 million, are additional financing related to two new state contracts. All four new term notes bear interest at a rate of 8.5%. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. In particular, the financial covenants under this loan agreement are the same as the financial covenants under our loan agreement with our primary bank lender. We will draw funding on these notes as needed to meet our obligations for equipment purchases on the related state contracts. As of June 27, 2004 we had approximately $4.5 million outstanding under this loan agreement. Interest expense related to these term notes for the three- and six-month periods ended June 27, 2004 was approximately $99,000 and $194,000, respectively.

In connection with the acquisition of TDT on February 14, 2004, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets. This note bears interest at a rate of 8.5% and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. Interest expense related to this note for the three- and six-month periods ended June 27, 2004 was approximately $325,000 and $487,000, respectively.

In connection with the acquisition of TDT, we agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4 million prior to June 30, 2004. We received an initial purchase order of $10.2 million for this program and therefore we have recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill and related party payables in the second quarter of 2004. This additional goodwill was offset by approximately $1.0 million of identified purchase price adjustments related to certain provisions in the stock purchase agreement. The purchase price adjustment of approximately $1.0 million is recorded on the balance sheet for the period ended June 27, 2004 as a reduction to the current portion of related party notes.

At June 27, 2004 we had approximately $169,000 of accounts payable due to Lau.

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

The following table provides financial information by segment for the three and six months ended June 27, 2004 and June 29, 2003. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenue is reported within the segments by customer contracts. Within the secure credentials segment there is a component of the contract that utilizes our biometrics technology. Total assets as of June 27, 2004 include the preliminary allocation of goodwill to the operating segments.

	Three Months Ended 06/27/04			Three Months Ended 06/29/03
	SIPS	FRS	Total	SIPS	FRS	Total
Credential revenue	$14,138	$—	$14,138	$7,116	$—	$7,116
Facial recognition revenue	336	1,802	2,138	325	1,348	1,673

Total segment revenue	$14,474	$1,802	$16,276	$7,441	$1,348	$8,789

Segment profit (loss) before taxes and cumulative effect	$2,003	$(2,295)	$(292)	$36	$(1,412)	$(1,376)
Depreciation and amortization	$2,582	$274	$2,856	$1,948	$179	$2,127
Interest expense	$586	$10	$596	$250	$—	$250
Total Assets	$101,460	$34,193	$135,653	$38,283	$6,389	$44,672
Expenditures for long lived assets	$714	$11	$725	$1,967	$1,334	$3,301

	Six Months Ended 06/27/04			Six Months Ended 06/29/03
	SIPS	FRS	Total	SIPS	FRS	Total
Credential revenue	$24,322	$—	$24,322	$13,603	$—	$13,603
Facial recognition revenue	672	3,541	4,213	639	2,702	3,341

Total segment revenue	$24,994	$3,541	$28,535	$14,242	$2,702	$16,944

Segment profit (loss) before taxes and cumulative effect	$2,682	$(4,581)	$(1,899)	$(564)	$(3,114)	$(3,678)
Depreciation and amortization	$4,622	$513	$5,135	$3,598	$333	$3,931
Interest expense	$1,000	$10	$1,010	$498	$—	$498
Total Assets	$101,460	$34,193	$135,653	$38,283	$6,389	$44,672
Expenditures for long lived assets	$1,025	$69	$1,094	$6,149	$1,363	$7,512

For the six-month period ended June 27, 2004 we derived 95.7%, or $27.3 million, of our direct revenue within the Untied States. We derived an additional 1.6%, or $451,000, of our direct revenue in Canada. The remaining 2.7%, or $775,000, was derived by our German subsidiary, primarily from customers in countries within the European Union. For the six-month period ended June 29, 2003 approximately $16.8 million, or 98.8%, of our direct revenue was derived within the United States. The remaining 1.2% of revenue was primarily derived in Canada and the United Arab Emirates. For the three month period ended June 27, 2004 we derived 95.3%, or $15.5 million, of our direct revenue within the Untied States. We derived an additional 1.8%, or $291,000, of our direct revenue in Canada. The remaining 2.9%, or $468,000, was derived by our German subsidiary, primarily from customers in countries within the European Union. For the three months ended June 29, 2003 approximately $8.6 million or 97.9% of our direct revenue was derived in the United States. The remaining 2.1% of revenue was primarily derived in Canada and the United Arab Emirates.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three- and six-month periods ended June 27, 2004, one customer accounted for an aggregate of 22.9% and 18.9%, respectively.

•	For the three- and six-month periods ended June 29, 2003, two customers accounted for an aggregate of 28.3% and 28.2%, respectively

No single biometrics customer accounted for over 10% of our total revenue in any period.

6. ACQUISITIONS

On January 23, 2004 we acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The purchase price for the acquisition was $31.5 million, based on the per share price of our common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed. The acquisition was accounted for as a purchase, and accordingly, the operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the preliminary results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $172,000 in amortization related to the acquired intangible assets from the date of the acquisition through June 27, 2004. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of our European operations.

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $55.0 million. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the preliminary results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $1.1 million in amortization related to the acquired intangible assets from the date of the acquisition through June 27, 2004. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

In connection with the acquisition of TDT, we agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4 million prior to June 30, 2004. We received an initial purchase order of $10.2 million for this program and therefore we have recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill in the second quarter of 2004. This additional goodwill was offset by approximately $1.0 million of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

The preliminary allocation of the purchase price for ZN and TDT, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT
Current assets	$1,219	$3,020
Property and equipment	125	42
Identified intangible assets	1,974	14,460
Goodwill	27,418	37,465

	$30,736	$54,987

Identified intangible assets acquired in connection with the acquisitions of ZN and TDT consist primarily of completed technology and acquired contracts. These intangible assets are amortized using the straight-line method over their estimated useful lives of 1 to 5 years (in thousands).

	June 27, 2004	Weighted Average Useful Life
Gross carrying amount:
Completed technology	$2,004	5 years
Acquired contracts	14,430	5 years

Total intangible assets	16,434

Accumulated amortization:
Completed technology	(175)
Acquired contracts	(1,144)

Total accumulated amortization	(1,319)

Intangible assets, net	$15,115

We estimate annual amortization expense related to the identified intangible assets acquired in connection with the acquisitions of ZN and TDT to be approximately $3.2 million per year for the next five years.

The unaudited pro forma and combined selected operating data are presented as if the acquisitions of ZN and TDT had occurred on January 1, 2003 and 2004 for the six months ended June 29, 2003 and June 27, 2004, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN and TDT been operating as a combined entity for the periods presented. For the six months ended June 29, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. The unaudited pro forma revenue, loss and loss per share information for the six months ended June 29, 2003 and June 27, 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenue	$16,276	$11,181	$31,376	$23,147
Loss before cumulative effect of change in accounting principle	$(317)	$(4,329)	$(1,370)	$(7,505)
Net loss	$(317)	$(4,329)	$(1,370)	$(19,636)
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.01)	$(0.21)	$(0.04)	$(0.37)
Basic and diluted net loss per share	$(0.01)	$(0.21)	$(0.04)	$(0.97)

7. LEGAL PROCEEDINGS

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency also has filed an affidavit stating that it intends to issue a new request for proposals for a digital drivers’ license system before the end of October 2004. The competitor has filed a motion with the Georgia court to enjoin the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

On July 19, 2004, Fargo Electronics, Inc. initiated a patent infringement action in the U.S. District Court for the Eastern District of Virginia against Toppan Printing Co., Ltd. and TDT. The complaint alleges that Toppan and TDT’s use, offer to sell and/or importation of certain personalized identification card printers, including Toppan’s CP400 card printers, and associated laminators in the United States constitutes direct and indirect infringement of four patents allegedly owned by Fargo. The complaint seeks unspecified compensatory damages, permanent injunctive relief, trebling of damages for willful infringement and fees and costs. We are currently evaluating the claims in this lawsuit and intend to vigorously defend against them. We believe that the only products at issue are Toppan CP400 printers that were or are sold, used or imported as part of the CAC program. To date, we have received purchase orders of $10.2 million for Toppan CP400 printers for the CAC program, which are expected to be delivered by the end of the first quarter of 2005. There can be no assurance that we will prevail in this litigation. The litigation, with or without merit, could be time consuming and expensive to litigate or settle and could divert management’s attention from our business.

8. SUBSEQUENT EVENTS

On August 10, 2004, we completed the sale of 7,200,000 shares of newly-issued common stock in an underwritten public offering. We estimate that our net proceeds from this offering will be approximately $37.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2003 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

INTRODUCTION

Viisage Technology, Inc. (“Viisage” or the “Company”) is a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our identity solutions include secure credential provisioning systems, biometric software and systems and real time identity databases, as well as systems design, development, integration and support services. These solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our identity solutions to help solve the following four critical problems:

•	assurance that an identification document is authentic;

•	assurance that the document has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Our solutions annually produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and we are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the field of face recognition. Our customers include governments, law enforcement agencies and businesses in more than 15 countries.

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased from approximately $16.9 million in the first six months of 2003 to approximately $28.5 million in the first six months of 2004. Our net loss during the same periods decreased from approximately $3.7 million to approximately $1.9 million, excluding the one-time charge of $12.1 million in connection with our change in accounting principle as of January 1, 2003. Our efforts in 2004 have been and will continue to be primarily focused on expanding our portfolio of offerings to satisfy our customers’ identity solution requirements. We have taken substantial steps in this direction through the acquisitions of ZN Vision Technologies AG, or ZN, in January 2004 and Trans Digital Technologies Corporation, or TDT, in February 2004. The acquisition of TDT enabled us to be selected to provide a solution to the U.S. Department of Defense, or DoD, to support the production of smart cards as part of the agency’s Common Access Card, or CAC, program. We continue to make investments in research and development and intend to continue to introduce new and enhanced product and service offerings. To further increase revenue, we are also expanding our distribution channels.

SEGMENTS AND GEOGRAPHIC INFORMATION

Our business involves two closely-related segments: secure credentials and biometrics. For the six-month period ended June 27, 2004, we derived 95.7%, or $27.3 million, of our direct revenue within the United States. We derived an additional 1.6%, or $451,000, of our direct revenue in Canada. The remaining 2.7%, or $775,000, was derived by our German subsidiary, primarily from customers in countries within the European Union.

Secure Credentials Segment

Our secure credentials segment accounted for approximately 88.9% and 87.6% of our revenues for the three- and six-month periods ended June 27, 2004, respectively. For the three- and six-month periods ended June 29, 2003 our secure credentials segment accounted for approximately 84.7% and 84.1% of our revenues, respectively. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies.

We provide customized systems utilizing proprietary products under service contracts that have five to seven year terms and several optional annual renewals after the initial contract term. These contracts generally provide for a fixed price for each identification credential produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of secure credentials to be produced, the size of the database, the level of post-installation support and the competitive environment. Our secure credentials segment also includes the contracts we assumed as part of our acquisition of Trans Digital Technologies in February 2004. TDT contributed revenues of approximately $5.4 million and $7.2 million to this segment for the three- and six-month periods ended June 27, 2004, respectively. Under these contracts, we provide high security technology and services to the U.S. Department of State for the production of U.S. passports, as well as similar services to the U.S. Departments of Defense and Homeland Security. Those contracts generally provide that we will be paid for the hardware, software and services we provide, as well as consumables delivered to the customer.

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

Biometrics Segment

Our biometrics segment accounted for approximately 11.1% and 12.4% of our revenue for the three- and six-month periods ended June 27, 2004, respectively. For the three- and six-month periods ended June 29, 2003 our biometrics segment accounted for approximately 15.3% and 15.9% of our revenues, respectively. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts. These initiatives generated 87.4% and 88.2% of this segment’s revenue for the three- and six-month periods ended June 27, 2004, respectively. The remaining 12.6% and 11.8%, was generated from sales in the gaming industry.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure identification segment customers who accounted for more than 10% of our total revenues are as follows:

•	For the three- and six-month periods ended June 27, 2004, one customer accounted for an aggregate of 22.9% and 18.9%, respectively.

•	For the three- and six-month periods ended June 29, 2003, two customers accounted for an aggregate of 28.3% and 28.2%, respectively.

No single biometrics customer accounted for over 10% of our total revenue in any period.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of June 27, 2004, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $22.9 million, $17.5 million and $65.2 million respectively.

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

Although we believe that the carrying value of our long-lived tangible and intangible assets were realizable as of June 27, 2004, future events could cause us to conclude otherwise.

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

As of June 27, 2004, we have recorded goodwill of $65.2 million. We will perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

Secure Credentials Revenue and Cost Recognition

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement, should be accounted for separately. The operating results for the six month period ended June 29, 2003 reflects the cumulative effect of the change in accounting principle in 2003.

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

RESULTS OF OPERATIONS

Revenue

Revenues for the second quarter of 2004 were approximately $16.3 million, compared to approximately $8.8 million for the second quarter of 2003. Revenues for the first six months of 2004 increased 68.6% from approximately $16.9 million for the first six months of 2003 to approximately $28.5 million for the first six months of 2004. The 68.6% increase in revenue is derived from increases of approximately $10.8 million in the secure credentials segment and $840,000 in the biometrics segment. The increase in the secure credentials segment consists of $7.2 million from the operating results of TDT from February 15, 2004 through June 27, 2004, $1.5 million from the sale of equipment and consumables directly to two states, $1.2 million from a volume increase resulting from the rollout of two new state drivers’ license contracts, and approximately $900,000 from a net increase in volume and the fulfillment of certain milestones among our remaining contracts. The increase in our biometrics revenue is derived from the inclusion of approximately $775,000 in ZN revenue for the period from January 24, 2004 to June 27, 2004.

Gross Margin

Gross margins increased to 30.5% in the second quarter of 2004 from 22.3% in the second quarter of 2003. Gross margins increased to 29.2% for the first six months of 2004 compared to 19.6% for the same period in 2003. We expect gross margins on our secure credentials contracts to fluctuate based on changes in period cost of sales as a result of our adoption of EITF 00-21 due to the fact that in 2003 and in the future we will effectively recognize revenue on a fixed price per credential produced by our customers. If we successfully achieve cost saving measures in the delivery process, we will realize higher gross margins in those periods where the cost savings measures are achieved. Alternatively, in periods where our delivery costs are higher due to service and maintenance requirements, we expect gross margins to decrease for those periods. The overall increase in gross margin for the first six months of 2004 compared to the first six months of 2003 is due to margin increases in the secure credentials segment from 14.1% to 29.2%, offset by a margin decrease in the biometrics segment from 48.8% to 46.9%.

In the secure credentials segment, gross margins increased to 28.3% in the second quarter of 2004 from 17.0% in the second quarter of 2003. Our margin increase for the fiscal year to date in this segment was attributable to the 32.4% gross margin on approximately $7.2 million of revenue contribution from TDT for the period from February 15 to June 27, 2004, which represented approximately 28.7% of the total segment revenue for the six month period. The gross margin related to TDT included approximately $1.1 million of non-cash amortization of the identified intangible assets, as described in more detail below. On other secure credentials contracts we achieved margin increases on 13 of the 15 drivers license contracts that were active in both periods. Those contracts represented approximately 46.8% of the total revenue in that segment for the six month period ended June 27, 2004. These margin increases were attributable to our minimization of period costs during the card production phase on all of our secure credentials contracts. We were able to achieve some of these costs savings by minimizing overtime labor charges through improved resource management of field service technicians. In addition, we installed inventory management software in multiple states throughout 2003, which allows us to better control consumables scrap, thus reducing our materials costs. In addition to these cost savings initiatives, we signed contract extensions in five states and began card production in two additional states during 2003. These increases were offset by gross margin decreases in two other states. In one of these states, gross margins decreased due to an increase in costs, while in the second state the gross margin decrease was primarily due to a decrease in credential volume.

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

Gross margins in our biometrics segment decreased to 48.7% in the second quarter of 2004 from 51.6% in the second quarter of 2003.

For the three- and six-month periods ended June 27, 2004, we have allocated $762,000 and $1.1 million of amortization expense for the TDT acquisition to cost of sales due to the fact that a majority of the identified intangible assets were attributed to contracts that are generating significant revenue. Amortization related to the ZN acquisition totaling $98,000 and $172,000 was included in operating expenses for the three- and six-month periods ended June 27, 2004, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $500,000, from $1.1 million in the second quarter of 2003 to $1.6 million in the second quarter of 2004. For the fiscal year to date, sales and marketing expenses increased approximately $500,000, from $2.5 million in 2003 to $3.0 million in 2004. The increase is primarily due to our investment in pursuing biometrics opportunities and the pursuit of significant opportunities in the secure identification marketplace. As a percentage of revenue, sales and marketing expenses decreased from 12.9% in the second quarter of 2003 to 9.7% in the second quarter of 2004 and from 15.0% for the first six months of 2003 to 10.8% in the first six months of 2004.

Research and Development Expenses

Research and development remained relatively flat, increasing by approximately $5,000, from $937,000 in the second quarter of 2003 to $942,000 in the second quarter of 2004. For the fiscal year to date, research and development expenses were substantially unchanged at approximately $1.9 million for the first six months of 2003 and 2004. We were able to accomplish this despite adding additional research and development expenses resulting from our acquisition of TDT and ZN in 2004. Although we carefully control costs, we continue to invest in face recognition technologies and new product development. This investment included enhancing existing products with the intellectual property that was acquired through these acquisitions. As discussed above, research and development expenses for the three- and six-month periods ended June 27, 2004 include $98,000 and $172,000, respectively, of non-cash amortization expense related to the ZN identified intangible assets which contributed to the improvement in face recognition technologies and new product development. As a percentage of revenue, research and development expenses decreased from 10.7% in the second quarter of 2003 to 5.8% in the second quarter of 2004 and from 11.1% for the first six months of 2003 to 6.7% for the first six months of 2004. We expect to continue to invest in product development in fiscal 2004.

General and Administrative Expenses

General and administrative expenses increased approximately $1.2 million, from $1.0 million in the second quarter of 2003 to $2.2 million in the second quarter of 2004. For the fiscal year to date, general and administrative expenses increased approximately $2.2 million, from $2.1 million in 2003 to $4.3 million in 2004. Legal costs of for the fiscal year to date increased approximately $610,000 stemming from the litigation surrounding our contract with the state of Georgia. The move of our corporate headquarters to its new location in Billerica, MA resulted in approximately $200,000 in direct expenses plus accelerated amortization of leasehold improvements in our old building of approximately $283,000. We also incurred additional leasehold improvements of approximately $205,000, which will be amortized over the life of our new lease. General and administrative costs for ZN totaled $133,000 for the period from January 24, 2004 to June 27, 2004. General and administrative costs for TDT totaled $148,000 for the period from February 14, 2004 to June 27, 2004. The remainder of the increase is due to the logistical support required to grow our business through acquisitions while continuing to meet the financing requirements created by our expanding operations. As a percentage of revenue, general and administrative expenses increased from 11.8% in the first quarter of 2003 to 13.6% in the first quarter of 2004.

Interest Expense

Interest expense, net of approximately $19,000 and $19,000 of interest income for the second quarters of 2003 and 2004 respectively, increased approximately $346,000 from $231,000 in the second quarter of 2003 to $577,000 in the second quarter of 2004. The increase in interest expense is due to $325,000 of interest on the $15.3 million note used to purchase TDT, as well as approximately $21,000 of additional interest stemming from additional debt financing required to support contract delivery. For the fiscal year to date interest expense, net of approximately $48,000 and $41,000 of interest income for the second quarters of 2003 and 2004 respectively, increased approximately $519,000 from $450,000 in the second quarter of 2003 to $969,000 in the second quarter of 2004. The increase in interest expense is due to $488,000 of interest on the $15.3 million note used to purchase TDT, as well as approximately $31,000 of additional interest stemming from additional debt financing required to support contract delivery.

Income Taxes

No provision for federal income taxes has been made for the three- and six-month periods ended June 27, 2004 and June 29, 2003 due to the net loss in both periods. The provision for state income taxes for the six-month periods ended June 27, 2004 and June 29, 2003 was approximately $50,000 and $63,000, respectively. The provision for state income taxes for the three-month period ended June 27, 2004 was approximately $25,000. There was no provision for state income taxes for the three-month period ended June 29, 2003.

Cumulative Effect of Change in Accounting Principle

For the year ended December 31, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of EITF 00-21 on a cumulative basis as of January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $9.5 million at June 27, 2004, which consisted entirely of cash. This amount excludes approximately $3.1 million which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2003 were approximately $6.7 million, which consisted entirely of cash. This number excludes approximately $6.3 million which was restricted under our term loan agreements and project financing.

In the six-month period ended June 27, 2004, cash provided by operating activities was approximately $2.3 million which stems from our net loss of approximately $1.9 million, offset by non-cash charges for depreciation and amortization of approximately $5.1 million, and cash used by the net increase in operating assets of approximately $847,000.

Accounts receivable increased approximately 51.4% from $7.0 million at December 31, 2003 to $10.6 million at June 27, 2004. This increase includes $874,000 and $2.2 million which were assets of ZN and TDT, respectively, acquired by us at the respective dates of acquisition of those companies. The remainder of the change, which resulted in an decrease in cash of approximately $1.3 million, is due to the timing of billings and collections.

Inventories and other costs and estimated earnings in excess of billings decreased approximately 7.3% from $4.1 million at December 31, 2003 to $3.8 million at June 27, 2004. This decrease includes $189,000 and $135,000 which were assets of ZN and TDT, respectively, acquired by us at the date of acquisition. The remainder of the change, which resulted in a increase in cash of approximately $24,000, reflects accumulation of consumables inventory that was unbilled as of June 27, 2004.

Accounts payable and accrued expenses increased approximately 59.4% from $6.9 million at December 31, 2003 to $10.9 million at June 27, 2004. This increase includes $1.5 million and $2.8 million which were liabilities of ZN and TDT, respectively, assumed by us at the dates of the respective acquisitions of those companies. The remainder of the change, which resulted in a decrease in cash of approximately $1.2 million, is due to the timing of payables.

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

Lender	Original Loan Amount	Monthly Payment Provision	Date of Loan	Due Date	Interest Rate	Outstanding Principal June 27, 2004
Commerce	$4,000	$84	2/7/2001	6/20/2006	8.00%	$1,842
Commerce	3,200	72	9/11/2001	3/11/2006	6.25%	1,422
Commerce	1,800	34	12/12/2002	12/31/2007	5.25%	1,309
Commerce	1,500	27	12/12/2002	4/24/2008	5.25%	1,127
Commerce	1,200	24	12/12/2002	6/24/2007	5.25%	839
Lau	2,040	53	5/30/2003	6/30/2009	8.50%	1,547
Lau	2,500	51	5/30/2003	5/30/2008	8.50%	2,142
Lau	1,562	64	5/30/2003	8/30/2005	8.50%	843
Lau	287	42	5/30/2003	12/30/2003	8.50%	—
Commerce	3,000	36	2/27/2004	2/27/2007	7.30%	2,698

	$21,089	$487				$13,769

In accordance with the new loan agreement the term notes are collateralized by certain of our assets and the related contract assets. We restructured our bank covenants to account for the impact of the closing of our transactions with ZN and TDT. We are required to maintain various financial covenants, including;

•	a net loss for the year ending December 31, 2004 of not more than $500,000 and positive net after-tax income in each fiscal year thereafter,

•	a minimum tangible net worth (as defined in the loan agreement) of approximately $10.0 million, plus 80% of any new equity raised, plus 80% of net profit for the third quarter of 2004,

•	our debt to tangible net worth ratio (as defined in the loan agreement) may not exceed the following quarterly benchmarks: 4.16:1.00 for the third quarter of 2004, and 4.10:1.00 for the fourth quarter of 2004,

•	our debt service coverage ratio (as defined in the loan agreement) must be greater than 1.25 for the third quarter and 1.10 for the fourth quarter of 2004, and

•	annual capital expenditures may not exceed $2.5 million for the year ending December 31, 2004 and no single capital expenditure may exceed $250,000 without lender approval.

Additionally, in accordance with the new agreement, we must maintain $3.0 million of cash on deposit with the lender through September 29, 2004, $4.0 million through November 29, 2004 and $5.0 million by December 31, 2004 and thereafter. This amount is recorded as restricted cash in long term assets. As of June 27, 2004 we had an additional $120,000 of restricted cash at Commerce Bank related to our loan agreement with Lau.

We also had one capital lease arrangement in which we were required to maintain the same financial ratios and minimum levels of tangible capital funds, as stated above. Pursuant to this arrangement, the lessor purchases certain of our digital identification systems and leases them back to us for deployment with identified and contracted customers approved by the lessor. The lessor retains title to systems and has an assignment of our rights under the related customer contracts, including rights to use the software and technology underlying the related systems. Under this arrangement, the lessor bears the credit risk associated with payments by our customers, but we bear performance and appropriation risk and are generally required to repurchase a system in the event of a termination by a customer for any reason except credit default. This project lease arrangement was accounted for as a capital lease. At June 27, 2004, this lease-financing arrangement was paid in full.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of June 27, 2004 we had outstanding $375,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2003 we had outstanding $401,000 under this arrangement.

In the first quarter of 2004 we purchased an asset totaling $800,000 which is payable in installments over four years. On the June 27, 2004 balance sheet, $250,000 is included in accounts payable and other accrued expenses and $400,000 is recorded under other liabilities.

We are in compliance with our bank covenants as of June 27, 2004 and we believe that we will be able to maintain compliance with our bank covenants in the future. However, this expectation is dependent on achieving our business plan. If we do not remain in compliance with the covenants in our financing arrangements, the lenders and the lessors could require immediate repayment of outstanding amounts. As of June 27, 2004, there was approximately $13.8 million outstanding under our credit facilities with Commerce and Lau.

In January 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors to which we had previously sold shares in a private sale in September 2003. On February 14, 2004, we funded the acquisition of TDT with $5.0 million of available cash and executed a promissory note for an additional $15.3 million in addition to the issuance of new stock. The note bears interest at a rate of 8.5% per year and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. This debt was offset by approximately $1.0 million of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

An additional cash payment of $2.6 million will be made to the former sole shareholder of TDT based upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s Common Access Card (CAC) program. This amount was recorded as a related party payable on the June 27, 2004 balance sheet and will be paid when we receive payment for our participation in this program.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of June 27, 2004.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$28,054	$14,388	$12,488	$1,178	—
Capital Lease Obligations	794	483	260	51	—
Operating Lease Obligations	1,903	474	793	637	—

CONTINGENT OBLIGATIONS

Our principal contractual commitments involve payments under capital leases, term notes and operating leases.

INFLATION

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

OTHER EVENTS

On August 10, 2004, we completed the sale of 7,200,000 shares of newly-issued common stock in an underwritten public offering. We estimate that our net proceeds from this offering will be approximately $37.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At June 27, 2004, we had an accumulated deficit of approximately $44.0 million. We will continue to invest in the development of our secure credential provisioning capabilities, biometric technologies and other components of advanced technology identity solutions. Accordingly, we cannot predict when or if we will ever achieve profitability.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies will require additional capital. Although we have been successful in the past in obtaining financing for working capital and capital expenditures, including a $15 million private placement of our common stock in September 2003 and January 2004 and a new loan agreement with a bank in February 2004, we will have ongoing capital needs as we expand our business. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans.

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

For the three-month period ended June 27, 2004, one customer, the U.S. Department of State, accounted for an aggregate of 22.9% of our revenue. Since a small number of customers in our secure credentials segment account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

We derive revenue from only a limited number of products and services and we do not have a diversified product or service base.

Substantially all of our revenues are derived from the sale of products and services comprising our identity solutions. We anticipate that substantially all of the growth in our revenue, if any, will also be derived from these sources. If for any reason our sale of these products or services is impeded, and we have not diversified our product and service offerings, our business and results from operations could be harmed.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain certain hardware components and complete products from a limited group of suppliers. In particular, we obtain all of the printers and consumables for the U.S. Department of State passport contract and the Department of Defense, or DoD, Common Access Card, or CAC, contract from Toppan Printing Co. Ltd. Our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Moreover, any financial instability of our manufacturers or contractors could result in our having to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers if we lose these sources or if supplies from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our business, financial condition and results of operations.

Termination of our contract with Georgia could cause us to lose $19.7 million in projected revenues over the next five and one-half years and could negatively affect our earnings.

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency also has filed an affidavit stating that it intends to issue a new request for proposals for a digital drivers’ license system before the end of October 2004. The competitor has filed a motion with the Georgia court to enjoin the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, which was included in our $176 million of backlog at March 28, 2004, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

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

Security breaches in systems that we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients. Our systems may also be affected by outages, delays and other difficulties. Our insurance coverage in certain circumstances may be insufficient to cover losses and liabilities that may result from such events.

The market for our solutions is still developing and if the industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

The market for identity solutions is still emerging. The evolution of this market is in a constant state of flux that may result in the development of different technologies and industry standards that are not compatible with our current products or technologies. In particular, the face recognition market lacks industry-wide standards. Several organizations, such as the International Civil Aviation Organization, which sets standards for travel documents that its member states then put into effect, and the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, have recently selected face recognition as the biometric to be used in identification documentation. It is possible, however, that these standards may change and that any standards eventually adopted could prove disadvantageous to or incompatible with our business model and product lines.

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

We have a significant amount of indebtedness. As of June 27, 2004, we had approximately $28.8 million in short and long-term debt and lease financing. This amount includes $14.3 million of related party debt incurred in the acquisition of TDT in February 2004. While we plan to use part of the proceeds from our recent public offering to repay all of this indebtedness, we may incur additional indebtedness in the future. To the extent that we incur additional debt in the future, such leverage could have important consequences to our business including:

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

On July 19, 2004, Fargo Electronics, Inc. initiated a patent infringement action in the U.S. District Court for the Eastern District of Virginia against Toppan Printing Co., Ltd. and TDT. The complaint alleges that Toppan and TDT’s use, offer to sell and/or importation of certain personalized identification card printers, including Toppan’s CP400 card printers, and associated laminators in the United States constitutes direct and indirect infringement of four patents allegedly owned by Fargo. The complaint seeks unspecified compensatory damages, permanent injunctive relief, trebling of damages for willful infringement and fees and costs. We are currently evaluating the claims in this lawsuit and intend to vigorously defend against them. We believe that the only products at issue are Toppan CP400 printers that were or are sold, used or imported as part of the CAC program. To date, we have received purchase orders of $10.2 million for Toppan CP400 printers for the CAC program, which are expected to be delivered by the end of the first quarter of 2005. There can be no assurance that we will prevail in this litigation. The litigation, with or without merit, could be time consuming and expensive to litigate or settle and could divert management’s attention from our business.

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

In the fiscal years ended December 31, 2002 and 2003, and six-month periods ended June 27, 2004 and June 29, 2003, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

Integration of acquired businesses may be difficult and will consume significant financial and managerial resources, which could have an adverse effect on our results of operations.

On January 23, 2004, we completed the acquisition of ZN Vision Technologies AG, or ZN, a leading German provider of face recognition and computer vision products and services. On February 14, 2004, we completed the acquisition of TDT. The integration of ZN’s and TDT’s products and services with ours will be challenging and will consume significant financial and managerial resources. The challenges involved with this integration include, among others:

•	challenges related to technology innovation;

•	possible difficulty implementing uniform standards, controls, procedures and policies and

•	possible loss of key employees

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to our timely, cost-effective integration of ZN.

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

As a result of our acquisitions of ZN and TDT, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany is denominated in euros. The results of operations and certain of our inter-company balances associated with this international location are exposed to foreign exchange rate fluctuations. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies.

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with our executive officers, including Bernard C. Bailey, our Chief Executive Officer, William K. Aulet, our Chief Financial Officer, and James P. Ebzery, our Senior Vice President, Worldwide Sales and Services. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

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

Lau Technologies, or Lau, and Mr. Buddy Beck, who is also a director and Vice Chairman, beneficially own approximately 13.8% and 13.4%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	Lau has provided us with a credit facility in an aggregate principal amount of $7.3 million, which is secured by some of our assets;

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues for a period of twelve and one half years, up to a maximum of $27.5 million;

•	the Chairman of our Board of Directors and his spouse own a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT, Mr. Beck was elected a member of our Board of Directors and appointed Vice Chairman;

•	in connection with the acquisition of TDT, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets;

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us.

Future sales of our common stock by Lau or Buddy Beck could depress the market price of our common stock.

As of August 10, 2004, there were 43,101,018 shares of our common stock outstanding. Lau and Buddy Beck own approximately 13.8% and 13.4%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 27, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 27, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency also has filed an affidavit stating that it intends to issue a new request for proposals for a digital drivers’ license system before the end of October 2004. The competitor has filed a motion with the Georgia court to enjoin the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, which was included in our $176 million of backlog at March 28, 2004, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

On July 19, 2004, Fargo Electronics, Inc. initiated a patent infringement action in the U.S. District Court for the Eastern District of Virginia against Toppan Printing Co., Ltd. and TDT. The complaint alleges that Toppan and TDT’s use, offer to sell and/or importation of certain personalized identification card printers, including Toppan’s CP400 card printers, and associated laminators in the United States constitutes direct and indirect infringement of four patents allegedly owned by Fargo. The complaint seeks unspecified compensatory damages, permanent injunctive relief, trebling of damages for willful infringement and fees and costs. We are currently evaluating the claims in this lawsuit and intend to vigorously defend against them. We believe that the only products at issue are Toppan CP400 printers that were or are sold, used or imported as part of the CAC program. To date, we have received purchase orders of $10.2 million for Toppan CP400 printers for the CAC program, which are expected to be delivered by the end of the first quarter of 2005. There can be no assurance that we will prevail in this litigation. The litigation, with or without merit, could be time consuming and expensive to litigate or settle and could divert management’s attention from our business.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2004, we held our annual shareholders meeting. At that meeting, the following matters were voted on and approved:

(a) Bernard C. Bailey, Harriet Mouchly-Weiss and Paul T. Principato were elected as Class II directors to serve three-year terms. The vote was 29,848,614 for and 2,121,563 withheld with respect to Mr. Bailey; 21,562,131 for and 10,408,046 withheld with respect to Ms. Mouchly-Weiss, and 19,941,541 for and 12,028,636 withheld with respect to Mr. Principato.

(b) The decision to amend the Viisage 1996 Management Stock Option Plan, increasing the number of shares available for issuance from 4,807,100 to 6,000,000 and permitting directors of Viisage who also are employees of Viisage to receive option grants under the plan, was ratified. The vote was 19,820,818 for, 708,485 against, 55,243 abstained and 11,385,631 not voted.

(c)_ The decision to amend the Viisage 1996 Directors Stock Option Plan, increasing the number of shares available for issuance from 576,616 to 1,076,616, was ratified. The vote was 19,826,066 for, 703,094 against, 55,386 abstained and 11,385,631 not voted.

(d) The decision to amend our Restated Certificate of Incorporation, increasing the number of shares of common stock available for issuance from 45,000,000 to 75,000,000, was ratified. The vote was 31,114,410 for, 817,552 against and 38,215 abstained.

(e) The selection of BDO Seidman, LLP as our independent public accountants for the year ending December 31, 2003, was ratified. The vote was 28,202,072 for, 3,727,734 against and 40,371 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

(b) Reports on Form 8-K

On April 29, 2004, we filed an amended Current Report on Form 8-K under Item 7 with respect to certain financial information related to the acquisition of TDT.

On May 4, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release dated May 3, 2004 announcing our financial results for the period ended March 28, 2004.

On May 21, 2004 we filed a Current Report under Item 5 with respect to certain financial information related to the acquisition of ZN.

On June 18, 2004, we filed an amended Current Report on Form 8-K under Item 5 for the purpose of correcting one line item in the statement of operations included in the audited financial statements of ZN for the years ended December 31, 2002 and 2003.

On June 23, 2004, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing the commencement of a public offering.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIISAGE TECHNOLOGY, INC.

Date: August 11, 2004	By:	/s/ Bernard C. Bailey
Bernard Bailey President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2004	By:	/s/ William K. Aulet
William K. Aulet Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
1.1	(a)	Underwriting Agreement dated August 4, 2004 between Viisage Technology, Inc., the underwriters named therein and the selling shareholders named therein.

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Filed herewith.