Form 10-Q
period 2004-09-26
VIISAGE TECHNOLOGY INC
filed 2004-11-10
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2004.

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2004
Common stock, $.001 par value	47,359,858

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED SEPTEMBER 26, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	September 26, 2004	*December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,363	$6,666
Accounts receivable	18,002	7,057
Inventories and other costs and estimated earnings in excess of billings	3,293	4,050
Other current assets	1,176	439

Total current assets	56,834	18,212
Property and equipment, net	22,308	25,088
Goodwill	61,858	—
Intangible assets, net	21,708	2,693
Restricted cash	3,000	6,311
Other assets	1,427	2,176

	$167,135	$54,480

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,447	$6,851
Related party payable	1,385	—
Current portion of project financing	3,968	3,734
Current portion of related party notes	10,300	1,740

Total current liabilities	30,100	12,325
Project financing	4,966	5,813
Related party notes	—	2,334
Other liabilities	414	—

Total liabilities	35,480	20,472

Shareholders’ equity	131,655	34,008

	$167,135	$54,480

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	$19,907	$10,108	$48,442	$27,053

Cost of revenues	14,400	6,728	34,613	20,344

Gross margin	5,507	3,380	13,829	6,709

Operating Expenses:
Sales and marketing	1,588	1,237	4,659	3,786
Research and development	896	946	2,797	2,828
General and administrative	2,362	1,328	6,717	3,454

Total operating expenses	4,846	3,351	14,173	10,068

Operating income (loss)	661	(131)	(344)	(3,359)

Interest income	67	19	108	67
Interest expense	(478)	(295)	(1,488)	(793)
Other (income) expense	27	(18)	(48)	(18)

Income (loss) before income taxes and cumulative effect of change in accounting principle	223	(389)	(1,676)	(4,067)

Provision for income taxes	(25)	—	(75)	(63)

Income (loss) before cumulative effect of change in accounting principle	198	(389)	(1,751)	(4,130)
Cumulative effect of change in accounting principle	—	—	—	(12,131)

Net income (loss)	$198	$(389)	$(1,751)	$(16,261)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.00	$(0.02)	$(0.05)	$(0.20)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.00	$(0.02)	$(0.05)	$(0.59)

Cumulative effect of change in accounting principle	$0.00	$(0.00)	$(0.00)	$(0.79)

Net income (loss) per basic share	$0.00	$(0.02)	$(0.05)	$(0.79)

Net income (loss) per diluted share	$0.00	$(0.02)	$(0.05)	$(0.79)

Weighted average basic shares	40,072	21,512	35,783	20,711

Weighted average diluted shares	41,090	21,512	35,783	20,711

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Cash Flows from Operating Activities:
Net loss	$(1,751)	$(16,261)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	7,877	5,288
Gain on sale of equipment	—	(18)
Impact of cumulative effect of change in accounting principle	—	12,131
Directors fees paid in common stock	333	210
Change in operating assets and liabilities:
Accounts receivable	(7,831)	(666)
Inventories and costs and estimated earnings in excess of billings	1,081	956
Other current assets	(299)	(707)
Accounts payable and accrued expenses	2,299	1,988

Net cash provided by operating activities	1,709	2,921

Cash Flows from Investing Activities:
Decrease in restricted cash	3,311	2,284
Additions to property and equipment	(1,680)	(5,792)
Cash paid for acquisitions, net of cash acquired	(6,227)	(1,054)
Proceeds from sale of equipment	—	35
Increase in other assets	(1,524)	(443)

Net cash used for investing activities	(6,120)	(4,970)

Cash Flows from Financing Activities:
Net proceeds from project financing and related party notes	4,273	2,781
Principal payments on project financing and related party notes	(13,150)	(3,935)
Net proceeds from issuance of common stock	40,985	12,414

Net cash provided by financing activities	32,108	11,260

Net increase in cash and cash equivalents	27,697	9,211
Cash and cash equivalents, beginning of period	6,666	2,212

Cash and cash equivalents, end of period	$34,363	$11,423

Supplemental Cash Flow Information:
Cash paid during the period for interest	$333	$743

Non Cash Activities:
Directors fees paid in common stock	$260	$210

Services paid in common stock	$14	$—

Acquisitions paid in common stock	$57,486	$—

Acquisitions paid in related party financing	$15,300	$—

Assets purchased under capital leases	$—	$1070

Assets purchased with extended payment terms	$800	$—

The accompanying notes are an integral part of these financial statements

VIISAGE TECHNOLOGY, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) is a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our identity solutions include secure credential provisioning systems, biometric software and systems and real time identity databases, as well as systems design, development, integration and support services. These solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our identity solutions to help solve the following four critical problems:

•	assurance that an identification document is authentic;

•	assurance that the document has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document and

•	verification of the privileges the individual is entitled to at a particular point in time.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 26, 2004 and December 31, 2003, and for the three and nine month periods ended September 26, 2004 and September 28, 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 26, 2004 and for the three and nine month periods ended September 26, 2004 and September 28, 2003, have been made. The results of operations for the period ended September 26, 2004 are not necessarily indicative of the operating results for the full year.

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

Stock-Based Compensation

At September 26, 2004, we account for our stock-based compensation plans using the intrinsic value method, in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net income (loss) and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income (loss) as reported	$198	$(389)	$(1,751)	$(16,261)
Add: stock based employee compensation expense included in reported net loss	—	—	—	—
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards	(814)	(582)	(2,625)	(2,245)

Pro forma net loss	$(616)	$(971)	$(4,376)	$(18,506)

Income (loss) per share:
Basic - as reported	$0.00	$(0.02)	$(0.05)	$(0.79)
Diluted – as reported	$0.00	$(0.02)	$(0.05)	$(0.79)
Basic - pro forma	$(0.00)	$(0.05)	$(0.05)	$(0.89)
Diluted – pro forma	$(0.00)	$(0.05)	$(0.05)	$(0.89)

The fair value of the Company’s stock-based option awards to employees was estimated assuming the following weighted-average assumptions:

	September 26, 2004	September 28, 2003
Risk free interest rate	4.0 – 5.0%	4.0 – 5.0%
Expected dividend yield	—	—
Expected lives	3 – 10 years	3 – 10 years
Expected volatility	80%	80%

Computation of Net Income (Loss) per Share

The basic net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the three-month period ended September 26, 2004, including dilutive share equivalents of 1,017,713 consisting of certain outstanding stock options and stock warrants, using the treasury stock method. The impact of approximately 948,000 common equivalent shares and 5,395,000 common equivalent shares, respectively consisting of certain outstanding options and stock warrants were not reflected in the three- and nine-month periods ended September 26, 2004 dilutive net loss per share calculation as their effect would be anti-dilutive. The impact of approximately 3,741,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the three-month and nine-month periods ended September 28, 2003 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

3. INCOME TAXES

No provision for federal income taxes has been made for the three- and nine-month periods ended September 26, 2004 and September 28, 2003 due to our net loss for the nine-month period ended September 26, 2004. The provision for state income taxes for the nine-month periods ended September 26, 2004 and September 28, 2003 was approximately $75,000 and $63,000, respectively. The provision for state income taxes for the three-month period ended September 26, 2004 was approximately $25,000. There was no provision for state income taxes for the three-month period ended September 28, 2003.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 12.6% and 12.2%, respectively, of our outstanding common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2003 Annual Report on Form 10-K for further discussion.

In connection with the acquisition of TDT on February 14, 2004, we issued a promissory note to Mr. Beck in the amount of $15.3 million, which is secured by some of TDT’s assets. This note bears interest at a rate of 8.5% and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. We believe that the terms of this loan agreement are the same as the terms that would have been provided to us by an unaffiliated lender. Interest expense related to this note for the three- and nine-month periods ended September 26, 2004 was approximately $261,000 and $748,000, respectively. On September 22, 2004 the debt balance was reduced by a required principal payment of approximately $4.2 million. As of September 26, 2004 the remaining balance on this note was $10.3 million. As of October 19, 2004, all principal and interest on this note was voluntarily prepaid in full.

In connection with the acquisition of TDT, we agreed to pay Mr. Beck, the former sole shareholder of TDT, an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4.0 million prior to June 30, 2004. We received an initial purchase order of $10.2 million for this program and therefore we have recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill. This additional goodwill was offset by approximately $836,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement. As of September 26, 2004, we have paid approximately $1.2 million of this obligation. The remaining $1.4 million is recorded as a related party payable.

In August 2004, we sold approximately 7.3 million shares of our common stock in an underwritten public offering. We received net proceeds of approximately $37.4 million from the offering.

In September 2004, we voluntarily prepaid indebtedness of $4.3 million to Lau which constituted payment in full of all outstanding indebtedness to Lau.

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

The following table provides financial information by segment for the three-and nine-month periods ended September 26, 2004 and September 28, 2003. We allocate direct costs and administrative expenses to each business segment based on management’s analysis of each segment’s resource needs. Revenue is reported within the segments by customer contracts. Within the secure credentials segment there is a component of the contract that utilizes our biometrics technology. Total assets as of September 26, 2004 include the preliminary allocation of goodwill to the operating segments.

	Three Months Ended 09/26/04			Three Months Ended 09/28/03
	Secure Credentials	Biometrics	Total	Secure Credentials	Biometrics	Total
Secure credential revenue	$18,010	$—	$18,010	$7,634	$—	$7,634
Biometrics revenue	364	1,533	1,897	616	1,858	2,474

Total segment revenue	$18,374	$1,533	$19,907	$8,250	$1,858	$10,108

Segment profit (loss) before taxes and cumulative effect	$2,784	$(2,561)	$223	$880	$(1,269)	$(389)
Depreciation and amortization	$2,345	$397	$2,742	$1,850	$177	$2,027
Interest expense	$478	$—	$478	$295	$—	$295
Total Assets	$130,424	$36,711	$167,135	$52,328	$5,951	$58,279
Expenditures for long lived assets	$363	$223	$586	$1,991	$35	$2,026

	Nine Months Ended 09/26/04			Nine Months Ended 09/28/03
	Secure Credentials	Biometrics	Total	Secure Credentials	Biometrics	Total
Secure credential revenue	$42,332	$—	$42,332	$21,514	$—	$21,514
Biometrics revenue	1,036	5,074	6,110	978	4,561	5,539

Total segment revenue	$43,368	$5,074	$48,442	$22,492	$4,561	$27,053

Segment profit (loss) before taxes and cumulative effect	$5,439	$(7,115)	$(1,676)	$315	$(4,382)	$(4,067)
Depreciation and amortization	$6,967	$910	$7,877	$4,778	$510	$5,288
Interest expense	$1,478	$10	$1,488	$793	$—	$793
Total Assets	$130,424	$36,711	$167,135	$52,328	$5,951	$58,279
Expenditures for long lived assets	$1,388	$292	$1,680	$4,394	$1,398	$5,792

For the nine-month period ended September 26, 2004 we derived 96.7%, or $46.9 million, of our direct revenue within the United States. We derived an additional 1.0%, or $462,000, of our direct revenue in Canada. The remaining 2.3%, or $1.1 million, was derived by our German subsidiary, primarily from customers in countries within the European Union. For the nine-month period ended September 28, 2003 approximately 97.4%, or $29.3 million, of our direct revenue was derived within the United States. The remaining 2.6% of revenue, or $800,000, was primarily derived in Canada and the United Arab Emirates. For the three-month period ended September 26, 2004 we derived 98.2%, or $19.6 million, of our direct revenue within the Untied States. The remaining 1.8%, or $357,000, was primarily derived by our German subsidiary from customers in countries within the European Union. For the three months ended September 28, 2003 approximately 95.5%, or $10.8 million, of our direct revenue was derived in the United States. The remaining 4.5% of revenue, or $500,000, was primarily derived in Canada and the United Arab Emirates.

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure credentials customers who accounted for more than 10% of our total revenues are as follows:

•	for the three- and nine-month periods ended September 26, 2004, two customers accounted for an aggregate of 38.6% and 29.6%, respectively; and

•	for the three- and nine-month periods ended September 28, 2003, two customers accounted for an aggregate of 27.0% and 27.7%, respectively.

No single biometrics customer accounted for over 10% of our total revenue in any of the periods covered by this report.

6. ACQUISITIONS

On January 23, 2004 we acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The purchase price for the acquisition was $31.4 million, based on the per share price of our common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed. The acquisition was accounted for as a purchase, and accordingly, the operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. We have recorded approximately $287,000 in amortization related to the acquired intangible assets from the date of the acquisition through September 26, 2004. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of our European operations.

On February 14, 2004 we acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $56.0 million. The purchase price consisted of 5,850,000 newly issued shares of our common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. We engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. We have recorded approximately $1.9 million in amortization related to the acquired intangible assets from the date of the acquisition through September 26, 2004. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

In connection with the acquisition of TDT, we agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4.0 million prior to June 30, 2004. We received an initial purchase order of $10.2 million for this program and therefore we have recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill. This additional goodwill was offset by approximately $836,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

The preliminary allocation of the purchase price for ZN and TDT, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT
Current assets	$1,639	$3,020
Property and equipment	140	42
Identified intangible assets	6,335	14,460
Goodwill	23,292	38,566

	$31,406	$56,088

Identified intangible assets acquired in connection with the acquisitions of ZN and TDT consist primarily of completed technology and acquired contracts. These intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

	September 26, 2004 (in thousands)	Weighted Average Useful Life
Gross carrying amount:
Completed technology	$6,365	10 years
Acquired contracts	14,430	5 years

Total intangible assets	20,795

Accumulated amortization:
Completed technology	(293)
Acquired contracts	(1,902)

Total accumulated amortization	(2,195)

Intangible assets, net	$18,600

We estimate annual amortization expense related to the identified intangible assets acquired in connection with the acquisitions of ZN and TDT to be approximately $3.2 million per year for the next five years.

The unaudited pro forma and combined selected operating data are presented as if the acquisitions of ZN and TDT had occurred on January 1, 2003 and 2004 for the three- and-nine month periods ended September 28, 2003 and September 26, 2004, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN and TDT been operating as a combined entity for the periods presented. For the nine months ended September 28, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. The unaudited pro forma revenue, income (loss) and income (loss) per share information for the nine months ended September 28, 2003 and September 26, 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 28, 2004	September 26, 2003
Revenue	$19,907	$15,421	$51,283	$38,568
Income (loss) before cumulative effect of change in accounting principle	$198	$403	$(1,172)	$(7,102)
Net income (loss)	$198	$403	$(1,172)	$(19,233)
Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.00	$0.01	$(0.03)	$(0.22)
Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.00	$0.01	$(0.03)	$(0.22)
Basic net income (loss) per share	$0.00	$0.01	$(0.03)	$(0.61)
Diluted net income (loss) per share	$0.00	$0.01	$(0.03)	$(0.61)

7. LEGAL PROCEEDINGS

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency has informed the court that it intends to issue a new request for proposals for a digital drivers’ license system before the end of 2004. In response to a motion filed by the competitor, the Georgia court has issued a preliminary injunction prohibiting the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

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

8. SUBSEQUENT EVENTS

On October 5, 2004 we acquired all of the outstanding capital stock of Imaging Automation, Inc. through a merger between Imaging Automation and a wholly-owned subsidiary of Viisage. The purchase price consisted of approximately 3.9 million newly issued shares of our common stock, approximately $5.0 million in cash and the assumption of $2.9 million in debt, which has subsequently been repaid in full. We also assumed the options outstanding under the Imaging Automation stock option plans which are exercisable for approximately 550,000 shares of our common stock. The acquisition will be accounted for as a purchase in the fourth quarter of 2004 and therefore the operations of Imaging Automation will be included in the financial statements from and after the effective date of the transaction. We have engaged an independent third party appraiser to perform a review of the acquired assets and will allocate the purchase price based on the results of its findings.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2003 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

OVERVIEW

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased from approximately $27.1 million in the first nine months of 2003 to approximately $48.4 million in the first nine months of 2004. We generated approximately $198,000 of net income during the three months ended September 26, 2004 compared to a net loss of approximately $400,000 during the comparable period of 2003. Our net loss during the first nine months of 2004 decreased to approximately $1.8 million from approximately $4.1 million for the first nine months of 2003, excluding the one-time charge of $12.1 million in connection with our change in accounting principle as of January 1, 2003.

In August 2004, we sold approximately 7.3 million shares of our common stock in an underwritten public offering. We received net proceeds of approximately $37.4 million from the offering.

During September and October 2004, Viisage repaid in full a $15.3 million promissory note that it had issued to Buddy Beck, a director of Viisage and the former sole shareholder of Trans Digital Technologies, or TDT, in connection with our acquisition of TDT. $14.5 million of the note was repaid in cash and the remaining $0.8 million was repaid as an offset against a purchase price reduction negotiated as part of the acquisition of TDT. In addition, in September 2004, Viisage repaid in full its $4.3 million debt obligation to Lau Technologies, or Lau, one of its principal stockholders.

Following the close of the quarter, Viisage completed the acquisition of Imaging Automation, Inc., a privately-held company that provides identity document authentication solutions. The purchase price for the acquisition included approximately 3.9 million shares of common stock, approximately $5.0 million in cash and the assumption of approximately $2.9 million of debt, which has subsequently been repaid in full. In addition, since September 26, 2004, Viisage has announced the signing of a face recognition contract with the Ohio Department of Rehabilitation and Correction, the award of a new drivers’ license contract with the State of Wisconsin, a drivers’ license contract extension with the State of Maryland, and the expansion of various existing drivers’ license contracts to include our face recognition technologies. Viisage expects those contracts and extensions to generate approximately $11.4 million of revenue over the next five years.

COMPANY BACKGROUND

Viisage Technology, Inc. (“Viisage” or the “Company”) is a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our identity solutions include secure credential provisioning systems, biometric software and systems and real time identity databases, as well as systems design, development, integration and support services. These solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our identity solutions to help solve the following four critical problems:

•	assurance that an identification document is authentic;

•	assurance that the document has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document and

•	verification of the privileges the individual is entitled to at a particular point in time.

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

SEGMENTS AND GEOGRAPHIC INFORMATION

Our business involves two closely-related segments: secure credentials and biometrics. For the nine-month period ended September 26, 2004, we derived 96.7%, or $46.9 million, of our direct revenue within the United States. We derived an additional 1.0%, or $462,000, of our direct revenue in Canada. The remaining 2.3%, or $1.1 million, was derived by our German subsidiary, primarily from customers in countries within the European Union.

Secure Credentials Segment

Our secure credentials segment accounted for approximately 92.3% and 89.5% of our revenues for the three- and nine-month periods ended September 26, 2004, respectively. For the three- and nine-month periods ended September 28, 2003 our secure credentials segment accounted for approximately 81.6% and 83.1% of our revenues, respectively. Our secure credentials solutions involve the design, development, marketing and implementation of integrated software and hardware solutions that produce identification credentials utilizing face recognition and other biometric technologies.

We provide customized systems utilizing proprietary products under service contracts that have five to seven year terms and several optional annual renewals after the initial contract term. These contracts generally provide for a fixed price for each identification credential produced. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the projected number of secure credentials to be produced, the size of the database, the level of post-installation support and the competitive environment. We also provide high security technology and services to the U.S. Department of State for the production of U.S. passports, as well as similar services to the U.S. Departments of Defense and Homeland Security.

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

Biometrics Segment

Our biometrics segment accounted for approximately 7.7% and 10.5% of our revenue for the three- and nine-month periods ended September 26, 2004, respectively. For the three- and nine-month periods ended September 28, 2003 our biometrics segment accounted for approximately 18.4% and 16.9% of our revenues, respectively. The focus of our biometric technology solutions is primarily on applications designed to deter criminal and terrorist activities, including government research and development contracts. These initiatives generated 87.9% and 88.1% of this segment’s revenue for the three- and nine-month periods ended September 26, 2004, respectively. The remaining 12.1% and 11.9%, was generated from sales in the gaming industry.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Secure credentials customers who accounted for more than 10% of our total revenues are as follows:

•	for the three- and nine-month periods ended September 26, 2004, two customer accounted for an aggregate of 38.6% and 29.6%, respectively; and

•	for the three- and nine-month periods ended September 28, 2003, two customers accounted for an aggregate of 27.0% and 27.7%, respectively.

No single biometrics customer accounted for over 10% of our total revenue in any of the periods covered by this report.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of September 26, 2004, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $22.3 million, $21.7 million and $61.9 million, respectively.

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

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of product lines by ourselves or our customers;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of September 26, 2004, future events could cause us to conclude otherwise.

Due to our two acquisitions in the first quarter of 2004, goodwill and other intangible assets were created as a result of the allocation of the purchase price to identified intangible assets of the acquired businesses. The values recorded for goodwill and other intangible assets represent estimates of fair values calculated by independent third-party appraisers and are subject to further review and finalization. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	future expected cash flows from product sales, customer contracts and acquired developed technologies and patents;

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

•	the acquired companies’ brand awareness and market position;

•	assumptions about the period of time over which we will continue to use the acquired brand; and

•	discount rates.

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

As of September 26, 2004, we have recorded goodwill of $61.9 million. We will perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

Secure Credentials Revenue and Cost Recognition

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement, should be accounted for separately. The operating results for the nine month period ended September 28, 2003 reflects the cumulative effect of the change in accounting principle in 2003.

We deliver solutions under secure credential contracts primarily to federal and state government customers. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Product revenue on secure credential contracts where title to the products pass to the customer consist mainly of printing system components and consumables including printers, secure coating, ribbon, film and other parts. Revenue on products is recognized when the products are shipped and accepted by the customer. Services revenue under these contracts consists of preventative and remedial maintenance on printing systems. We also provide on site technical support and consulting services to our customers. Revenue on fixed price services is recognized over the service period and approximates the timing of the services rendered. Revenue on time and material services is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

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

Costs related to the hardware element of these contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. The delivery of these credentials typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent us from receiving payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in our secure credentials contracts, we defer revenue recognition for the system design and installation phase of our contracts, including customized software and equipment, and recognize revenue as credentials are produced.

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

RESULTS OF OPERATIONS

Revenue

Revenues from our secure credentials segment are derived principally from multi-year contracts for systems implementation, credential production and related services. Revenues from our biometrics segment are derived principally from sales to law enforcement agencies, the federal government, and the gaming industry. Revenues for the third quarter of 2004 were approximately $19.9 million, compared to approximately $10.1 million for the third quarter of 2003. Revenues for the first nine months of 2004 increased 78.6% from approximately $27.1 million for the first nine months of 2003 to approximately $48.4 million for the first nine months of 2004. The 78.6% increase in revenue is derived from increases of approximately $20.8 million in the secure credentials segment and $510,000 in the biometrics segment. The increase in the secure credentials segment consists of approximately $11.0 million of revenue generated from delivery of consumables and services related to the production of United States passports and related services for the Department of State as well as approximately $5.5 million from products shipped under the Department of Defense common access card procurement. Additional increases consisted of $2.0 million from the sale of equipment and consumables directly to two states and $1.8 million from a volume increase resulting from the rollout of two new state drivers’ license contracts. The increase in our biometrics revenue is derived from the inclusion of approximately $1.1 million in international revenue for the period from January 24, 2004 to September 26, 2004 due to our acquisition of ZN Vision Technologies AG, or ZN, offset by a decrease in our U.S.-based biometric revenue of approximately $600,000.

Gross Margin

Gross margin decreased to 27.7% in the third quarter of 2004 from 33.4% in the third quarter of 2003. Gross margin increased to 28.5% for the first nine months of 2004 compared to 24.8% for the same period in 2003. We expect gross margin on our secure credentials contracts to fluctuate based on changes in period cost of sales as a result of our adoption of EITF 00-21 due to the fact that in 2004 and in the future we will effectively recognize revenue on a fixed price per credential produced by our customers. If we successfully achieve cost saving measures in the delivery process, we will realize higher gross margin in those periods where the cost savings measures are achieved. Alternatively, in periods where our delivery costs are higher due to service and maintenance requirements, we expect gross margin to decrease for those periods. The decrease in the gross margin percentage for the third quarter of 2004 is primarily due to the inclusion of approximately $5.4 million in hardware sales to the Department of Defense related to the common access card procurement at approximately 15% margin. The overall increase in gross margin for the first nine months of 2004 compared to the first nine months of 2003 is due to margin increases in the secure credentials segment from 19.7% to 26.1%, offset by a margin decrease in the biometrics segment from 49.9% to 45.3%.

In the secure credentials segment, gross margin decreased to 26.1% in the third quarter of 2004 from 29.9% in the third quarter of 2003. Our gross margin in this segment increased to 26.1% for the first nine months of 2004 compared to 19.7% for the comparable period of 2003. This increase was attributable to relatively higher gross margin on approximately $11.0 million of revenue from products and services provided under the United States passport contract and related services provided to the Department of State, which represented approximately 25.4% of the total secure credentials segment revenue for the nine-month period ended September

26, 2004. Gross margin for the nine-month period ended September 26, 2004 included approximately $1.9 million of non-cash amortization of identified intangible assets, as described in more detail below. On other secure credentials contracts we achieved gross margin increases on 13 of the 14 drivers’ license contracts that were active in both periods. Those contracts represented approximately 46.8% of the total revenue in the secure credentials segment for the nine-month period ended September 26, 2004. These increases were attributable to our minimization of period costs during the card production phase on all of our secure credentials contracts. We were able to achieve some of these costs savings by minimizing overtime labor charges through improved resource management of field service technicians. In addition, we installed inventory management software in multiple states throughout 2003, which allows us to better control consumables scrap, thus reducing our materials costs. In addition to these cost savings initiatives, we signed contract extensions in five states and began card production in two additional states during 2003. These increases were offset by gross margin decreases in two other states. In one of these states, gross margin decreased due to an increase in costs, while in the second state the gross margin decrease was primarily due to a decrease in credential volume.

Gross margin in our biometrics segment decreased to 41.8% in the third quarter of 2004 from 51.6% in the third quarter of 2003 due to the contract mix in the two quarters.

For the three- and nine-month periods ended September 26, 2004, we have allocated $762,000 and $1.9 million of amortization expense for the TDT acquisition to cost of sales due to the fact that a majority of the identified intangible assets were attributed to contracts that are generating significant revenue. Amortization related to the ZN acquisition totaling $115,000 and $287,000 was included in operating expenses for the three- and nine-month periods ended September 26, 2004 and September 28, 2003, respectively, and therefore did not impact gross margin.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $400,000, from $1.2 million in the third quarter of 2003 to $1.6 million in the third quarter of 2004. For the fiscal year to date, sales and marketing expenses increased approximately $900,000, from $3.8 million in 2003 to $4.7 million in 2004. The increase is primarily due to our investment in pursuing biometrics opportunities and the pursuit of significant opportunities in the secure identification marketplace. As a percentage of revenue, sales and marketing expenses decreased from 12.2% in the third quarter of 2003 to 8.0% in the third quarter of 2004 and from 14.0% for the first nine months of 2003 to 9.6% in the first nine months of 2004.

Research and Development Expenses

Research and development remained relatively flat, decreasing by approximately $50,000, from $946,000 in the third quarter of 2003 to $896,000 in the third quarter of 2004. Research and development expenses were substantially unchanged at approximately $2.8 million for the first nine months of 2003 and 2004. We were able to accomplish this despite adding additional research and development expenses resulting from our acquisitions in 2004. Although we carefully control costs, we continue to invest in biometric technologies and new product development. This investment included enhancing existing products with the intellectual property that was acquired through our first quarter 2004 acquisitions. Research and development expenses for the three- and nine-month periods ended September 26, 2004 include $115,000 and $287,000, respectively, of non-cash amortization expense related to the ZN identified intangible assets which contributed to the improvement in biometric technologies and new product development. As a percentage of revenue, research and development expenses decreased from 9.4% in the third quarter of 2003 to 4.5% in the third quarter of 2004 and from 10.5% for the first nine months of 2003 to 5.8% for the first nine months of 2004. We expect to continue to invest in product development in fiscal 2004.

General and Administrative Expenses

General and administrative expenses increased approximately $1.1 million, from $1.3 million in the third quarter of 2003 to $2.4 million in the third quarter of 2004. General and administrative expenses increased approximately $3.3 million, from $3.4 million in the first nine months of 2003 to $6.7 million in the comparable period of 2004. Legal costs for the fiscal year to date increased approximately $800,000 stemming primarily from the litigation surrounding our contract with the state of Georgia. The move of our corporate headquarters to its new location in Billerica, Massachusetts resulted in approximately $200,000 in direct expenses plus accelerated amortization of leasehold improvements in our old building of approximately $283,000. We also incurred additional expenditures for leasehold improvements of approximately $205,000, which will be amortized over the four and one-half year term of our new lease. General and administrative expenses increased by approximately $525,000 related to general and administrative expenses from acquired companies. We also incurred approximately $350,000 of additional expenses related to our Sarbanes-Oxley compliance project. The remainder of the increase is due to the logistical support required to grow our business through acquisitions while continuing to meet the financing requirements created by our expanding operations. As a percentage of revenue, general and administrative expenses decreased from 13.1% in the third quarter of 2003 to 11.9% in the third quarter of 2004.

Interest Expense

Interest expense, net of approximately $19,000 and $67,000 of interest income for the third quarter of 2003 and 2004, respectively, increased approximately $135,000 from $276,000 in the third quarter of 2003 to $411,000 in the third quarter of 2004. This increase was primarily due to $260,000 of interest on the $15.3 million note used to purchase TDT, offset by a savings of approximately $125,000 stemming from the reduction of our debt. For the fiscal year to date, interest expense, net of approximately $67,000 and $108,000 of interest income for the third quarter of 2003 and 2004, respectively, increased approximately $654,000 from $726,000 in the third quarter of 2003 to $1.4 million in the third quarter of 2004. This increase was primarily due to $748,000 of interest on the $15.3 million note used to purchase TDT, offset by an approximately $94,000 reduction to interest expense stemming from the reduction of our debt.

Income Taxes

No provision for federal income taxes has been made for the three- and nine-month periods ended September 26, 2004 and September 28, 2003 due to our net loss for the nine-month period ended September 26, 2004. The provision for state income taxes for the nine-month periods ended September 26, 2004 and September 28, 2003 was approximately $75,000 and $63,000, respectively. The provision for state income taxes for the three-month period ended September 26, 2004 was approximately $25,000. There was no provision for state income taxes for the three-month period ended September 28, 2003.

Cumulative Effect of Change in Accounting Principle

For the year ended December 31, 2003, we incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to our adoption of EITF 00-21 on a cumulative basis as of January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $34.4 million at September 26, 2004, which consisted entirely of cash. This amount does not include approximately $3.0 million which is restricted under our term loan agreements and project financing. Cash and cash equivalents at December 31, 2003 were approximately $6.7 million, which consisted entirely of cash. This number does not include approximately $6.3 million which was restricted under our term loan agreements and project financing.

In the nine-month period ended September 26, 2004, cash provided by operating activities was approximately $1.9 million which stems from our net loss of approximately $1.8 million, offset by non-cash charges for depreciation and amortization of approximately $7.9 million, and cash used by the net change in operating assets and liabilities of approximately $4.8 million.

Accounts receivable increased approximately 157.1% from $7.0 million at December 31, 2003 to $18.0 million at September 26, 2004. This increase includes approximately $3.0 million of receivables attributable to TDT and ZN, each of which was acquired in the first quarter of 2004. The remainder of the change, which resulted in a decrease in cash of approximately $7.8 million, is due to the timing of billings and collections.

Inventories and other costs and estimated earnings in excess of billings decreased approximately 19.5% from $4.1 million at December 31, 2003 to $3.3 million at September 26, 2004. This change, which resulted in an increase in cash of approximately $1.1 million, reflects a reduction of consumables inventory as of September 26, 2004.

Accounts payable and accrued expenses increased approximately 108.7% from $6.9 million at December 31, 2003 to $14.4 million at September 26, 2004. This increase includes approximately $4.3 million of assumed liabilities attributable to TDT and ZN, each of which was acquired in the first quarter of 2004. The remainder of the change, which resulted in an increase in cash of approximately $2.4 million, is due to the timing of payables.

In February 2004, we entered into a new loan agreement with Commerce Bank and Trust Company, or Commerce, that superseded the original loan agreement for our existing term loans. Under this new agreement, we borrowed an additional $3.0 million and reduced the required restricted cash balance under the new agreement with Commerce by $2.0 million. The $3 million term loan provided by this agreement bears interest at a rate of 7.3%. The following table lists the approximate term note information for Commerce as of the dates indicated (in thousands):

Lender	Original Loan Amount	Monthly Payment Provision	Date of Loan	Due Date	Interest Rate	Outstanding Principal September 26, 2004
Commerce	$4,000	$84	2/7/2001	6/20/2006	8.00%	$1,628
Commerce	3,200	72	9/11/2001	3/11/2006	6.25%	1,228
Commerce	1,800	34	12/12/2002	12/31/2007	5.25%	1,224
Commerce	1,500	27	12/12/2002	4/24/2008	5.25%	1,062
Commerce	1,200	24	12/12/2002	6/24/2007	5.25%	775
Commerce	3,000	36	2/27/2004	2/27/2007	7.30%	2,467

	$14,700	$277				$8,384

In accordance with the new loan agreement the term notes are collateralized by certain of our assets and the related contract assets. We restructured our bank covenants to account for the impact of the closing of our transactions with ZN and TDT. We are required to maintain various financial covenants, including;

•	a net loss for 2004 of not more than $2.0 million,

•	a minimum tangible net worth (as defined in the loan agreement) of approximately $39.0 million, plus 80% of any new equity raised, plus 80% of net profit for the third quarter of 2004,

•	our liabilities to tangible net worth ratio (as defined in the loan agreement) may not exceed .60:1.00

•	our debt service coverage ratio (as defined in the loan agreement) must be greater than 1.25 for the third quarter and 1.30 for the fourth quarter of 2004, and

•	annual capital expenditures may not exceed $2.5 million in 2004 and no single capital expenditure may exceed $250,000 without lender approval.

In September 2004, we voluntarily prepaid indebtedness of $4.3 million to Lau. We currently have no indebtedness to Lau and have no plans to incur any indebtedness to Lau.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of September 26, 2004 we had outstanding approximately $246,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of September 26, 2004, we had outstanding approximately $301,000 under this arrangement.

In the first quarter of 2004 we purchased an asset totaling $800,000 which is payable in installments over four years. On the September 26, 2004 balance sheet, $200,000 is included in accounts payable and other accrued expenses and $400,000 is recorded under other liabilities.

We are in compliance with our bank covenants as of September 26, 2004 and we believe that we will be able to maintain compliance with our bank covenants in the future. However, this expectation is dependent on achieving our business plan. If we do not remain in compliance with the covenants in our financing arrangements, the lender and the lessors could require immediate repayment of outstanding amounts. As of September 26, 2004, there was approximately $8.4 million outstanding under our credit facilities with Commerce Bank.

In January 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors to which we had previously sold shares in a private sale in September 2003. On February 14, 2004, we funded the acquisition of TDT with $5.0 million of available cash and executed a promissory note for an additional $15.3 million in addition to the issuance of new stock. The note bears interest at a rate of 8.5% per year and is payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. This debt was offset by approximately $800,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement. On September 22, 2004 the debt balance was reduced by a required principal payment of approximately $4.2 million. As of September 26, 2004 the remaining balance on this note was $10.3 million. As of October 19, 2004, all principal and interest on this note was voluntarily prepaid in full.

An additional purchase price adjustment of $2.6 million, payable to the former sole shareholder of TDT, was incurred based upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s common access card (CAC) program. As of September 26, 2004, we have paid approximately $1.2 million of this obligation. The remaining $1.4 million is recorded as a related party payable.

In August 2004, we sold 7,309,666 shares of our common stock at $5.50 per share in an underwritten public offering. Net proceeds from these sales were approximately $37.4 million.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 26, 2004.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$18,687	$13,865	$4,512	$310	—
Capital Lease Obligations	584	398	151	35	—
Operating Lease Obligations	1,803	373	793	637	—

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

We have a history of operating losses.

We have a history of operating losses. Although we recorded net income of $198,000 for the three months ended September 26, 2004, our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year. At September 26, 2004, we had an accumulated deficit of approximately $44.0 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure identification systems requires significant capital expenditures. In addition, the further development of our biometric and other advanced technologies will require additional capital. Although we raised $37.9 million through a public offering of our common stock in August 2004, completed a $15 million private placement of our common stock in September 2003 and January 2004, entered into a new loan agreement with a bank in February 2004, and have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans.

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

For the three-month period ended September 26, 2004, two customers, the U.S. Department of State and Telos Corporation, accounted for an aggregate of 38.6% of our revenue. Since a small number of customers in our secure credentials segment account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency also has informed the court stating that it intends to issue a new request for proposals for a digital drivers’ license system before the end of 2004. In response to a motion filed by the competitor, the Georgia court has issued a preliminary injunction prohibiting the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, which was included in our $176 million of backlog at March 28, 2004, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

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

We have a significant amount of indebtedness. As of September 26, 2004, we had approximately $19.2 million in short- and long-term debt and lease financing. This amount includes $10.3 million of related party debt incurred in the acquisition of TDT in February 2004, which has subsequently been repaid in full. Our leverage could have important consequences to our business including:

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

Our ability to make principal and interest payments under short- and long-term indebtedness and lease financing will be dependent upon our future performance, which is subject to financial, economic and other factors affecting us, some of which are beyond our control.

Legal claims regarding infringement by us of third party intellectual property rights could result in substantial costs, diversion of managerial resources and harm to our reputation.

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

In the fiscal years ended December 31, 2002 and 2003, and nine month periods ended September 26, 2004 and September 28, 2003, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

Integration of acquired businesses may be difficult and will consume significant financial and managerial resources, which could have an adverse effect on our results of operations.

On January 23, 2004, we completed the acquisition of ZN Vision Technologies AG, or ZN, a leading German provider of face recognition and computer vision products and services. On February 14, 2004, we completed the acquisition of TDT. On October 5, 2004, we completed the acquisition of Imaging Automation, Inc., a market leader in identity document authentication. The integration of the products and services of these acquired companies with ours will be challenging and will consume significant financial and managerial resources. The challenges involved with this integration include, among others:

•	challenges related to technology innovation;

•	possible difficulty implementing uniform standards, controls, procedures and policies and

•	possible loss of key employees

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to our timely, cost-effective integration of ZN.

The significant direct and indirect costs of our acquisition and integration of ZN, TDT and Imaging Automation could adversely affect our financial performance.

To date, we have incurred approximately $3.7 million of costs in connection with the acquisitions of ZN, TDT and Imaging Automation, including:

•	costs associated with integrating personnel, products and services;

•	financial advisory fees; and

•	costs and expenses for services provided by our lawyers and accountants.

The transaction costs and expenses attributable to financial advisory, legal and accounting services that we incurred will be capitalized as a component of the purchase price. Goodwill associated with the acquisition will be required to be tested at least annually for impairment, and we will be required to record a charge to earnings if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with these acquisitions will be amortized over their estimated useful lives.

The acquisitions of ZN, TDT and Imaging Automation could result in future impairment charges which could adversely affect our results of operations.

As a result of our acquisitions of ZN, TDT and Imaging Automation, goodwill and other intangible assets have been created. The values we may record for goodwill and other intangible assets will represent fair values calculated by independent third-party appraisers. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairments which will require us to record an impairment charge in the period in which we identify the impairments.

If we do not achieve the expected benefits of our acquisitions of ZN, TDT and Imaging Automation, the price of our common stock could decline.

We expect that the acquisition of ZN will enhance our leadership in face recognition technology through the combination of our technologies with those of ZN. Although the results of the initial tests of our combined technologies have been positive, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our face recognition solutions could decline, which would have an adverse effect on our results of operations and financial condition. In addition, we expect that the acquisition of ZN will enable us to market our systems and products on a global scale. Our face recognition customers are primarily located in the United States, and ZN’s customers are primarily located in Europe. We might not be able to market successfully our products and services to ZN’s customers or ZN’s products and services to our customers. We expect that the acquisition of TDT will enhance our position in the market for secure credentials, particularly the U.S. government. We expect that the acquisition of Imaging Automation will provide us with a market leadership position in identity document authentication and will complement our core competencies in secure credentials and biometrics. We expect that this addition to our product portfolio will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. If our product offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as we do. If these risks materialize, our stock price could be adversely affected.

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

As a result of our acquisitions of ZN, TDT and Imaging Automation, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany is denominated in euros. The results of operations and certain of our inter-company balances associated with this international location are exposed to foreign exchange rate fluctuations. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies.

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

Beyond the acquisitions of ZN, TDT and Imaging Automation, our growth strategy could include additional acquisitions of companies or technologies that complement ours. Future acquisitions could involve risks inherent in acquisitions, such as:

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, William K. Aulet, our Chief Financial Officer, Iftikhar Ahmad, our Senior Vice President of Secure Identification Products and Services, Kenneth Scheflen, our Senior Vice President, Federal Solutions, and James P. Ebzery, our Senior Vice President, Sales and Services. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

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

Lau Technologies, or Lau, and Mr. Buddy Beck, who is also a director and Vice Chairman, beneficially own approximately 12.6% and 12.2%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues for a period of twelve and one half years, up to a maximum of $27.5 million;

•	the spouse of the Chairman of our Board of Directors owns a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT, Mr. Beck was elected a member of our Board of Directors and appointed Vice Chairman;

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us; and

•	an additional purchase price adjustment of $2.6 million, payable to the former sole shareholder of TDT, was incurred based upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s CAC program. As of September 26, 2004 we have paid approximately $1.2 million of this obligation. The remaining $1.4 million is recorded as a related party payable.

Future sales of our common stock by Lau or Buddy Beck could depress the market price of our common stock.

As of November 8, 2004, there were 47,359,858 shares of our common stock outstanding. Lau and Buddy Beck own approximately 12.6% and 12.2%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 26, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 26, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In July 2003, a Georgia court issued a preliminary injunction prohibiting Georgia’s Department of Motor Vehicle Safety from continuing to work with us to install the State’s new drivers’ license system. The injunction is the result of a lawsuit filed in March 2003 by one of our competitors alleging that the Department of Motor Vehicle Safety did not comply with its own bid process when it selected a vendor for its new digital drivers’ license program. In July 2004, we reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. The Department of Motor Vehicle Safety has filed a motion with the Georgia court to dismiss the case based upon the termination of the contract. The agency also has informed the court that it intends to issue a new request for proposals for a digital drivers’ license system before the end of 2004. In response to a motion filed by the competitor, the Georgia court has issued a preliminary injunction prohibiting the Department of Motor Vehicle Safety and the State from making any payments to us under the settlement agreement. As a result of the termination of the contract, we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, which was included in our $176 million of backlog at March 28, 2004, unless we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. While we believe we can utilize the remaining $2.8 million in assets being retained by us from the Georgia contract either in Georgia, if we win the contract based on the new request for proposals, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets, we would be required to take a charge to earnings.

Reference is made to Part II, Item 1 of our quarterly report on Form 10-Q for the quarterly period ended June 27, 2004, which was previously filed with the Securities and Exchange Commission.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

VIISAGE TECHNOLOGY, INC.

Date: November 10, 2004	By:	/s/ Bernard C. Bailey
Bernard C. Bailey President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2004	By:	/s/ William K. Aulet
William K. Aulet Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.59	Form of Stock Option Agreement under 1996 Management Stock Option Plan

10.60	Form of Stock Option Agreement under 1996 Directors Stock Option Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002