Form 10-K
period 2004-12-31
VIISAGE TECHNOLOGY INC
filed 2005-06-30
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

296 Concord Road, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978)-932-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒  Yes    ☐  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 27, 2005, was approximately $155 million.

As of June 27, 2005, the registrant had 48,090,780 shares of Common Stock outstanding.

PART I

Item 1. Business

Overview

Viisage Technology, Inc. was formed as a division of Lau Technologies in 1992. In 1996, we were incorporated as a Delaware company, just prior to the completion of our initial public offering of common stock. Our principal executive offices are located at 296 Concord Road, Billerica, MA 01821 Tel. 978.932.2200. When we refer to “we”, “our” and “Viisage” in this Annual Report on Form 10-K, we mean Viisage Technology, Inc. as well as all of our consolidated subsidiaries, unless the context otherwise requires.

We are a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication and real-time identity databases, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our solutions to help solve the following three critical problems in identity verification and management:

•	assurance that the identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Our solutions annually produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the field of face recognition. In addition, we are a leader in automated document authentication technology with approximately 2,500 installations in 15 countries. Our customers include governments, law enforcement agencies and businesses around the world.

Our business consists of one segment, the advanced technology identity solutions segment. See Note 12 to the Consolidated Financial Statements. As our market has become increasingly complex and more frequently requires the integration of various technologies and capabilities, we have established ourselves as a provider of end-to-end identity solutions. In January 2004, we acquired ZN Vision Technologies AG, or ZN, which solidified our leadership position in face recognition technology. In February 2004, we acquired Trans Digital Technologies Corporation, or TDT, which provided us with a significant presence in the U.S. federal government market and strengthened our capability and credibility in the border management market worldwide. And most recently, in October 2004, we acquired Imaging Automation, Inc., or iA, significantly adding breadth to our proprietary product portfolio with world-class document authentication products. The iA acquisition also supplemented our installed customer base, provided significant expansion in our distribution channels, particularly in Europe, the Middle East and Africa, and provided Viisage with a high value entrée into new markets.

We believe that our installed base of customers together with our leading face recognition and document authentication technologies provides us with a competitive advantage in delivering unified identity solutions for both the physical and digital domains.

Industry Overview

Markets

The ability to confirm an individual’s identity is playing an increasingly important role in national and international security, personal privacy and commerce. Failure to provide adequate identification can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, we believe that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions. The concern over homeland security, in which identity solutions play a part, is exemplified by the size of the budget for the U.S. Department of Homeland Security, which is projected to be approximately $38.5 billion for the U.S. federal government’s fiscal year ending September 30, 2005, an 8% increase over the previous fiscal year, and projected to be approximately $41.1 billion for the fiscal year ending September 30, 2006. Furthermore, identity theft is the nation’s fastest growing crime, and the Federal Trade Commission has estimated that its total cost now exceeds $50 billion per year.

Government-issued credentials serve as the primary means for confirming the physical identity of an individual. The effectiveness, however, of these credentials is impaired by the following issues:

•	the credential can be counterfeited or altered;

•	the credential can be issued under false pretenses; and

•	the credential rarely is linked to an identity database.

To address counterfeiting and alteration, identity credentials such as passports and drivers’ licenses increasingly are incorporating more sophisticated security features. For example, pigment ink printing, security laminates, holograms, ultra violet printing, microprinting, security fonts, half tone portraits, physical or digital watermarks and 2D barcodes have become common security features for passports and drivers’ licenses. Smart technologies are also expected to play a significant role in securing these credentials. We believe that issuing authorities will continue to upgrade their security features in order to overcome new means of counterfeiting and alteration. Furthermore, we believe that monitoring authorities at places like border entry points will increasingly embrace the use of automated document authentication technology to confirm the authenticity of presented credentials.

Moreover, although identity credentials are becoming more secure, the ability to obtain them under false pretenses continues to be a major weakness of the credential issuing process. As a result, issuing authorities are now focusing on improving their ability to verify the identity of a person requesting an identification credential prior to issuing that credential. As part of this effort, many authorities have also recognized the need to have secure and accurate audit trails of the issuance process and supporting documents for each credential. In addition, issuing authorities are increasingly incorporating biometrics to verify personal identities and deter fraud. Biometrics is a means of identifying a person using biological features unique to that individual. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data and hand geometry.

Finally, as secure identity credentials, automated document authentication and biometrics become more prevalent, we believe the additional security generated by cross-checking the credential to a readily accessible identity database will grow in importance. This capability allows a higher level of identity assurance and real-time privilege management. With recent events surrounding the security of these source databases, we expect the standards for collecting and handling identity data to become more rigorous.

Market drivers and trends

We believe the global market for advanced technology identity solutions is driven by the following key trends:

•	Growth in government-initiated security programs. We believe that government agencies will continue to be key drivers for the growth and development of the market for advanced technology identity solutions through such programs as:

•	the U.S. Visitor and Immigrant Status Indicator Technology program, or U.S. VISIT, which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States;

•	the Transportation Workers Identification Credential, or TWIC, which is a credentialing program that may eventually cover an estimated 12 million national transportation workers;

•	the U.S. Department of State’s planned introduction of “contactless chips” in passports, which are electronic chips that hold the bearer’s biographic and photographic data;

•	Homeland Security Presidential Directive 12 (HSPD-12), which mandates that a common identification card be utilized by all Federal government employees and contractors; and

•	the REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

•	Development of industry standards and requirements. Several organizations responsible for standards in a number of our markets have implemented requirements for the use of face recognition biometrics. For example, in May 2003 the International Civil Aviation Organization, which sets recommended travel document standards for its member states, selected face recognition as the biometric to be used in passport documentation. Moreover, in February 2003, the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, recommended that a dual system of fingerprint and face recognition technology be used to verify the identities of visa holders at points of entry in the United States.

•	Growing use of biometrics. Governments are increasingly mandating biometrics as an integral component of identity solutions. According to the International Biometrics Group, spending on biometric security solutions is expected to grow at an approximately 40% compound annual rate from approximately $1.2 billion in 2004 to approximately $4.6 billion by 2008.

•	Increasing cost of identity theft and financial fraud. The growing direct and indirect cost of identity theft and financial fraud is increasing the pressure on businesses and individuals to accelerate the adoption of advanced technology identity solutions. Identity theft is the nation’s fastest growing crime. The Federal Trade Commission has estimated that the total cost of identity theft exceeds $50 billion per year.

•	Statutory mandates for secure document authentication. The U.S. Federal Government is increasingly recommending, and in some cases mandating, the use of secure document authentication as a key component of identity verification. For example, the U.S. VISIT program specifically requires technology to be installed at all ports of entry that allow for biometric comparisons and document authentication of all U.S. visas and other travel documents. In addition, in 2004, the U.S. Federal Government issued the Federal Information Processing Standard for Personal Identity Verification of Federal Employees and Contractors as part of Homeland Security Presidential Directive 12 (HSPD-12). HSPD-12 includes a requirement for document authentication in connection with the issuance of secure credentials to federal government employees.

•	Convergence of physical and logical security systems. We believe that there is a growing need for governments and businesses to provide a highly secure, unified system for user authentication to access both physical assets, such as buildings, and digital assets, such as computer networks. For example, the U.S. Department of Defense’s, or DoD, Common Access Card smart card program provides identity verification for approximately four million DoD employees and military personnel to enable access to military property and DoD computer networks. We believe that this program represents the model for identity solutions that will be implemented by governments and businesses in the future.

Our Identity Solutions

Our identity solutions include secure credential systems, automated document authentication systems, biometrics, database technologies and services. These solutions enable governments and businesses to issue credentials and verify and manage identities throughout the entire identity life cycle.

•	Proofing. Our solutions provide verification of a person’s claimed identity by authenticating breeder documents, such as drivers’ licenses, passports, INS cards, and national identification cards, and using biometrics to link the person to those breeder documents. In addition, we provide customers with the ability to perform identity verification on re-issuance of credentials and to submit queries to local and external proofing databases, as well as to perform duplicate analysis and verification using our face recognition technology.

•	Enrollment. Our solutions enable the digital capture and automatic storage of multiple pieces of data such as demographics, digital images, signatures and biometric data. Furthermore, our solutions enable the operator to rapidly import existing data without having to recreate it, thereby improving productivity and accuracy of the data by more effectively leveraging the existing database. Our enrollment solutions are designed to comply with a range of industry standards. In addition, our solutions create an audit trail of credentials, which includes information about the issuing operator as well as supporting breeder documents.

•	Issuance. Our solutions include state-of-the-art technologies for producing authentic and tamper-proof identification credentials. We offer turnkey solutions that include the hardware, software and consumables necessary to produce credentials, including static credentials and smart credentials using paper or plastic substrates. Credentials can be produced on-site (over-the-counter), off-site (central production) or through a hybrid of these two methods.

•	Usage. Our solutions can be used to verify the identities of individuals in a variety of settings, including on a one-to-one basis, such as to verify a claimed identity at a border checkpoint, or on a one-to-many basis, such as to establish an individual’s identity when he or she does not reveal his or her true identity. In addition, our secure identity solutions can be used to address physical security needs such as border access and digital security needs such as computer network access.

We offer the following key components as part of our identity solutions:

Secure credential capabilities. We provide the necessary hardware, software and systems to enable our customers to produce secure and virtually tamper-proof credential documents that can be used for a variety of applications and settings. Our solutions are designed to integrate into our customers’ credential provisioning processes and conform to regulatory standards and requirements. We offer a range of tamper-resistant features, including biometric data contained in bar codes or chips, holographic overlays, ghost imaging, ultraviolet printing and microprinting. As a result, our customers can create highly secure and durable credentials that not only have embedded security features, but also link the credential to the issuing agency location, operator and material used.

We offer two types of credential systems. The first is an instant issuance or “over the counter” system that enables our customers to produce identification credentials on location in minutes. The second is a central production system that receives the information electronically from the point of capture, and enables our customers to produce credentials from a secure off-site processing location. Our secure credentials systems’ software is designed to integrate with a variety of third party software, and to support standard operating systems, network protocols and database products. In addition, we incorporate third party hardware, such as digital cameras and printers, into our systems, which enables us to offer configurations that meet our customers’ requirements and take advantage of advances in technology.

As part of our secure credential offerings, we provide automated document authentication systems. Automated document authentication is the process of verifying that a document is genuine (i.e., has not been altered, counterfeited, or otherwise changed or compromised). Our solutions enable our customers to authenticate documents using sophisticated electronic analysis employing advanced forensic techniques that use multi-spectral lighting, pattern matching, and other cutting edge technology. True authentication is achieved by comparing forensics examination results to expected results stored in one or more electronic document databases. Additional components are available that provide a unique and comprehensive database of document profiles or specifications, including drivers’ licenses from all 50 U.S. states and all Canadian provinces. Our iA-thenticate security software can test all documents that conform to the standards of the International Civil Aviation Organization, or ICAO, for machine readability. This includes hundreds of passports, visas, identification cards and other documents created by more than 250 issuing authorities worldwide, These databases are important enablers to automating the authentication process, making the technology suitable for deployments without requiring users to have any specific forensic knowledge of document security features. Additional advantages of our document authentication capabilities include:

•	the ability to automatically authenticate identification documents such as passports, visas, INS immigration cards, drivers’ licenses, and military identification cards;

•	the ability to read document data and capture full-page document images;

•	our patented authentication process that performs security checks automatically in seconds; and

•	incorporation into our Viisage PROOF product to create a consolidated system for the verification of an applicant’s identity.

Biometric capabilities. In designing our identity solutions, we have developed a software platform upon which multiple biometrics can be integrated. The platform is designed to be independent of specific biometric technologies, thereby enabling customers to integrate one or several biometric identifiers as needed.

In addition to providing this independent platform, we have developed and invested in proprietary face recognition technology, including the ZN acquisition. We believe that face recognition will continue to grow as an important biometric for the following reasons:

•	facial images do not reveal information that the person does not routinely disclose to the general public;

•	facial images are already collected, stored and verified in large legacy databases as a part of most identity verification processes;

•	facial image capture is non-intrusive and does not require the user to touch or interact with a physical device for a substantial timeframe to be enrolled;

•	face recognition does not require new and costly enrollment procedures to be introduced;

•	facial images can be captured from endorsed photographs which eliminates the need for the person to be physically present;

•	facial images are culturally accepted internationally as a means of identification; and

•	face recognition is the only biometric that can be easily verified by a person without special training.

We believe that we are a market leader in face recognition technology. Our face recognition systems are highly scaleable, as evidenced by our deployment in the State of Illinois, with approximately 18 million enrolled images, and our deployment with the Pakistan National Database and Registration Authority, which is expected to grow from ten million enrolled images to 40 million enrolled images in the next year. Our face recognition products have the following advantages:

•	they provide the ability to search large-scale image databases containing millions of records on a real-time basis;

•	they enable customers to rapidly enroll existing image databases;

•	they combine two face recognition technologies which results in increased speed and accuracy; and

•	they are designed to easily enable the addition of other face recognition technologies and product updates.

Systems Design, Development, Integration and Support. Our systems design, development, integration and support services are key components of our identity solutions. Our direct services organization supports our direct sales staff early in the sales cycle to help our customers identify their needs and design systems that will address these needs. Our software design and systems integration capabilities enable us to accommodate most computing environments and customers with special requirements. These capabilities also permit us to combine our products with offerings from other vendors to create a complete solution for our clients.

We also provide extensive customer training, telephone help desk support, and ongoing maintenance services through local and centralized field service technicians. In delivering these services, our direct service and support organizations can rely on the expertise of our software and hardware engineers or external technology consultants to provide post installation customer satisfaction. We also maintain a spare parts inventory and provide storage management, distribution and repair of the products we supply.

Our Products

The following summarizes our current product offerings:

Secure Credentialing

•	Viisage iA-thenticate® is a document authentication system which automatically captures, analyzes, and processes travel and identity documents such as passports, visas, INS immigration cards, driver licenses, and military identification cards. It can also read document data and capture full-page document images. Viisage iA-thenticate uses a patented authentication process to perform its security checks automatically in seconds. Software applications for the Viisage iA-thenticate platform include:

•	Viisage iA-Examiner™ for resolving document review and alert events.

•	TextWatch® for comparing data from travel documents with a database of suspicious documents or travelers, based on fields or characteristics specified by the customer.

•	DL-Alert™ for reading, interpreting and verifying the content, sequence, and format of information encoded in the magnetic stripe and/or bar code of commonly used identity documents such as drivers’ licenses and military identification cards.

•	Viisage iA-Verify™ for using sophisticated database queries to validate the issuance and biographic data read from drivers’ licenses and other identification documents.

•	Viisage iA-License™ which is a comprehensive database of U.S. and Canadian drivers’ license information that resides locally or on a central database server.

•	Viisage iA-Passport™ which is a comprehensive database of passport/visa information that resides locally or on a central database server.

Viisage PROOF™ integrates client and back-end software, our automated document authentication reader hardware and biometric technology, as well as internal and external database queries, to create a consolidated system for the verification of an applicant’s identity. Viisage PROOF evaluates aggregated information on identification documents and the most commonly used breeder documents as well as a variety of additional data points, such as social security number and address verification, to produce a proofing confidence score that aids the credential issuing agency in the final decision about whether or not the candidate is allowed to proceed to the next phase of the identity solutions process or whether additional interviewing is required. This product is based on our proprietary data analytics algorithms.

Biometrics

FaceTOOLS® Software Developer’s Kit is designed for application developers who want to incorporate state-of-the-art face recognition technology into their applications. Using FaceTOOLS, developers can create a variety of face recognition applications. FaceTOOLS is based on flexible template matching that incorporates a unique combination of multiple approaches to face recognition.

FaceEXPLORER® is a large image database research and mining tool that provides the ability to reduce fraud and crime by identifying duplicate images in large databases, such as licensed drivers, benefit recipients and visa holders. Additionally, law enforcement officials use FaceEXPLORER to match images and computer composites against existing image databases to identify suspects and known criminals. Customers use FaceEXPLORER to verify identities, improve customer service and reduce fraud by effectively retrieving, managing and analyzing their image databases. We have deployed FaceEXPLORER in one of the world’s largest face recognition systems for the Illinois Secretary of State and State Police.

FacePASS™ is a verification solution designed to meet complex access control system requirements. FacePASS utilizes face recognition technology to enable the customer to verify a person’s identity to permit or deny access.

FaceFINDER® is a modern surveillance identification solution that uses patented real-time video technology. FaceFINDER assists customers, such as casinos, domestic and international airports, military bases and government buildings, in identifying suspects either from long distance or from large crowds.

Customers

Our customers use our identity solutions for a variety of applications, including civil identification, criminal identification and border management. For civil identification, we are the second largest provider of drivers’ licenses to state departments of motor vehicles. In this market, we are increasingly incorporating our biometric systems into the credential issuing processes as we have done for the office of the Illinois Secretary of State, the North Carolina Department of Motor Vehicles, the Oklahoma Department of Public Safety and the Kentucky Transportation Cabinet. We provide production capability to the DoD for the production of secure, smart credentials as part of the agency’s common access card, or CAC, program. For criminal identification, our customers include the Ohio Department of Public Safety, Pinellas County, Florida, the U.S. Army and the U.S. Secret Service. For border management, we are the sole source provider of passport production capability to the U.S. Department of State. In addition, we serve a variety of customers with our document authentication products including Australia Customs, Canada Customs and Revenue Agency, British Airport Authority, Hungarian Border Police, Finnish Frontier Guards and many others.

Historically, we have experienced minimal customer turnover. We believe this is a result of our strong product portfolio and emphasis on customer service and support. The following is a representative list of our customer base:

Civil Identification – Drivers’ Licenses	Criminal Identification
Arkansas Office of Driver Services	City of New Bedford, Massachusetts Department of
Connecticut Department of Motor Vehicles	Police
Illinois Secretary of State	Jefferson County, Alabama, Sheriff’s Office
Kentucky Transportation Cabinet	Kentucky State Police of the Commonwealth of
Maryland Department of Transportation and Motor	Kentucky
Vehicle Administration*	Ohio Department of Public Safety
Mississippi Department of Information Technology	Pinellas County Sheriff’s Office
Services	U.S. Army
North Carolina Department of Transportation	Washington, D.C. Department of Corrections
Oklahoma Department of Public Safety	Wisconsin Department of Transportation
Pennsylvania Department of Transportation
State of Rhode Island, Department of Administration,	Border Management
Division of Motor Vehicles	Pakistan National Database and Registration Authority
State of Delaware Department of Public Safety	Canada Customs and Revenue Agency
West Virginia Division of Motor Vehicles	U.S. Department of State
Wisconsin Department of Transportation	Australia Customs
British Airport Authority
Civil Identification – Social Services	Finnish Frontier Guards
Connecticut Department of Social Services
Other
Berlin Airport
Hanover Zoo
U.S. Department of Defense*
U.S. Navy
100+ Casinos

*	By subcontract

For the year ended December 31, 2004, the U.S. Department of State accounted for 16.0% of our revenue and Telos Corporation (U.S. Department of Defense) accounted for 15.0% of our revenue. We typically enter into multi-year contracts with our customers. A majority of our contracts are with U.S. federal or state governmental agencies. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency.

Sales and Marketing

We market our products and identity solutions through a direct sales force, strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling our entire identity solutions portfolio. We have a worldwide sales force responsible for delivering customer solutions to the North American Market, Europe, the Middle East and Asia Pacific. In addition, we have established a dedicated U.S. federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Homeland Security, the Department of State, the DoD and others. We have also established a dedicated product sales team responsible for driving product sales to our worldwide customer base. Viisage continues to have a dedicated sales and services team operating from our Bochum, Germany location, strengthening our coverage and access to the international markets for our products and identity solutions. As of June 27, 2005, we employed 29 people in our sales and marketing organization.

We continue to seek to develop strategic partnerships and distribution channels to broaden our coverage and increase the size of our market worldwide. We have established original equipment manufacturer, or OEM, distribution agreements with partners to leverage our face recognition technology. We have established channels of distribution for our document authentication products to open new markets outside of the U.S. Additionally, we work with systems integrators, solution providers and service organizations to deliver identity solutions in combination with their core capabilities to expand our access to such organizations’ existing relationships, marketing resources and credibility in new markets. Local agents are also utilized to expand our international access to identity solutions opportunities around the world.

Product Development

We focus our product development efforts on critical components for advanced technology identity solutions. These include proprietary software that addresses image capture, image processing, enhancement of face recognition accuracy, information retrieval from identity databases and document authentication. In addition, we focus on expanding our capabilities in solutions for the civil identification, criminal identification and border management markets. As of June 27, 2005, we employed 46 people in our product development organization.

We benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software and computers. Moreover, many of our customers, including the U.S. government, provide direct funding to us to assist us in our research and development efforts on their behalf. For the years ended December 31, 2004, 2003 and 2002, our customers provided research and development funding of $1.8 million, $2.5 million and $1.6 million, respectively.

For the years ended December 31, 2004, 2003 and 2002 we had time and materials contracts with the U.S. Federal Government to formulate and design possible product or process alternatives for biometrics technology. We recorded revenue of $1.0 million, $2.5 million and $1.6 million related to these contracts during 2004, 2003 and 2002, respectively. The remaining funded research of $800,000 for the year ended December 31, 2004 represents funded research and development activities that meet the requirements of SFAS No. 2. The funding associated with these contracts are recorded as an offset to research and development expenses when earned.

For the years ended December 31, 2004, 2003 and 2002, research and development expense was $4.4 million, $3.7 million and $4.5 million, respectively. These amounts do not include spending for projects where our customers provide research and development funding. The costs associated with delivery of these projects are generally recorded as cost of revenues or as a contract research and development expense as appropriate.

Intellectual Property

We believe that our intellectual property is important to our advanced technology identity solutions.

•	Patents—Our advanced technology identity solutions use patented technology and trade secrets developed or acquired by us. We have significantly expanded our portfolio of patents and trade secrets through the acquisitions of ZN and iA. We have a portfolio of 20 U.S. and foreign patents. In addition, we have 30 U.S. and foreign patent applications in process for face recognition and document authentication technologies. Our U.S. patents typically have a duration of 17 to 20 years.

•	Trademarks—We have registered our “Viisage Technology” trademark, as well as trademarks for “FaceEXPLORER”, “FaceFINDER”, “FaceTOOLS”, “iA-thenticate”, “iA-Passport”, “TextWatch”, “BorderGuard”, “FaceWatch” and “Sensormast” with the U.S. Patent and Trademark Office. We also have registered trademarks for “iA-thenticate”, “iA-Passport”, “TextWatch, “BorderGuard” and “FaceWatch” in Europe and Japan. Applications are pending in the United States and Europe for the “Viisage” and “FacePASS” trademarks and in Europe for “FaceEXPLORER” and “FaceFINDER”.

•	Copyrights—We have filed a copyright application for our SensorMast software and have made copyright filings for our BorderGuard and iA-thenticate software as well as for our Visual Inspection System and related proprietary software.

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

At December 31, 2004, our backlog was $139 million, compared to $112 million at December 31, 2003. The backlog at December 31, 2003 included approximately $19 million related to our contract to produce drivers’ licenses for the State of Georgia. We removed this contract from our backlog in the third quarter of 2004 in connection with litigation involving this contract. See Item 3, Legal Proceedings, below. Of the $139 million in backlog as of December 31, 2004, we expect to recognize revenue of approximately $50 million in 2005.

Competition

The market for our products and services in individual component areas of identity solutions, such as secure credentials, biometrics, and document authentication is extremely competitive and we expect this competitive environment to intensify as the market for our products continues to grow and mature. We compete on the basis of the following factors: service and support, technical excellence, price, credibility and flexibility in accommodating customer technical and business needs.

We believe that our comprehensive approach to identity solutions, our unique capabilities and our proprietary technology differentiate us from our competition. We are not aware of any company that competes with us directly on the basis of providing advanced technology identity solutions that cover the full identity life cycle.

We face competition in the document issuance systems market from companies, including Digimarc ID Systems, LLC, that, in some cases, have greater financial and marketing resources than we do. Substantially all of our sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules. In some cases, we may be competing with an entity that has a pre-existing relationship with a potential customer, which could put us at a significant competitive disadvantage. In other cases, however, we have pre-existing relationships with customers, which give us an advantage relative to our competitors for that customer. As the secure identification market expands, additional competitors may seek to enter the market. There are several document authentication competitors that we encounter in the marketplace, including AssureTec, Canadian Bank Note, Smiths Heimann, and 3M/AiT. We believe that we have some of the largest customer installations in the world and we have benefited from a high level of customer satisfaction and success. We further believe that our leadership position in maintaining robust document libraries gives us a competitive advantage in this market space.

In the field of biometric technology, we compete with several face recognition providers, including Identix Inc., as well as, to a lesser extent, providers of other biometric solutions, such as fingerprint, iris and retinal scans, voice data and hand geometry. We believe that applications increasingly will require the use of multiple biometrics. Accordingly, while our face recognition technology competes with other biometrics, we have designed our identity solutions to serve as a platform for multiple biometric technologies so that we are able to provide the particular biometric required by our customers. We believe that our proprietary face recognition technology, together with our market leadership and experience integrating multiple biometrics, gives us a competitive advantage in the biometrics market.

Seasonality

Our business is not subject to seasonal fluctuations.

Working Capital Requirements

Certain contracts require significant capital to fund development and implementation. In 2004, we utilized bank borrowings and other lease financing vehicles to supplement our working capital to fund these capital requirements. In addition, in August 2004, we raised approximately $37.4 million in net proceeds through an underwritten public offering. These funds were used to repay approximately $27.3 million of indebtedness and for general corporate purposes. On December 14, 2004, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Citizens Bank of Massachusetts which permits us to borrow up to $25.0 million, subject to certain financial covenants which may restrict the amounts available to be borrowed. Certain of these covenants were amended in March 2005. There are no special requirements in our credit facility or other lease financing vehicles that are expected to have a material adverse effect on our working capital. As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we may raise additional capital, as needed, to fund working capital needs or growth activities.

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2004, we had 202 full time employees and nine supplemental employees. Supplemental employees are employees on our payroll who are not eligible for benefits. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2004 and 2003, export sales were approximately $2.4 million and $800,000, respectively. We did not have any revenue related to export sales for the year ended December 31, 2002. We do not consider export sales to be material for the years ended December 31, 2004, 2003 and 2002. Foreign operations and export sales may be significant in the future due to our acquisitions of ZN and iA in 2004. See Note 12 of Notes to Consolidated Financial Statements.

Company’s Internet Website

We maintain a corporate website with the address www.viisage.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We make available on our website reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

Our corporate headquarters comprises approximately 32,000 square feet of space in facilities located in Billerica, Massachusetts. This space is subleased to us by eiStream, Inc. The term of this sublease runs through December 31, 2008. We use this property for corporate, administrative, research and development, customer support and other general business needs. We lease approximately 12,500 square feet of space in facilities located in Bochum, Germany. The term of this lease is indefinite, but the lease can be terminated on six months’ notice. This space is used for research and development and sales operations. We lease approximately 4,000 square feet of space in Arlington, Virginia. The term of this lease runs through April 2009. We use this property for our federal solutions operations. While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3. Legal Proceedings

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of our Board of Directors. A motion has been filed by the so-called Turnberry Group to consolidate these lawsuits into one action under the case name: Darquea v. Viisage Technology, Inc. et al., Civil Action No. 05-10438-MLW. This motion also seeks to have the Turnberry Group designated as lead plaintiff and its counsel designated as lead counsel. The suits allege violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the guidance that we provided on our anticipated financial results for fiscal 2004 following the release of our 2004 second and third quarter results, which allegedly artificially inflated the price of our stock during the period May 3, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend the actions vigorously. If we are unsuccessful in defending ourselves in this litigation, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to the Company generally in connection with the same set of circumstances alleged in the class action lawsuits. The complaints are derivative in nature and do not seek relief from the Company. One of these actions has been filed in Massachusetts Superior Court and the other has been filed in the United States District Court for the District of Massachusetts. We have filed a motion to dismiss the state court action. Our response to the federal court action is not yet due. We believe that the allegations and claims made in these lawsuits are likewise wholly without merit and intend to defend the actions vigorously.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, we believe either that the settlement agreement with DMVS is not effective and that our contract with DMVS remains in place, or that our initial claim for an $8.2 million settlement payment is revived. The State has paid us the $500,000 for the equipment and we appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted in a 4-3 decision not to hear our appeal based on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we have removed the contract from our backlog, and we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. There are approximately $2.9 million of system assets remaining on our balance sheet from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. We have evaluated these assets for impairment and, based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

In May 2005, Viisage, Toppan Printing Co., Ltd. and Fargo Electronics, Inc. agreed to a settlement of the lawsuit Fargo had filed against Toppan and TDT in July 2004 in the U.S. District Court for the Eastern District of Virginia. The lawsuit alleged that a reverse image printer manufactured by Toppan and distributed by TDT infringed four U.S. patents owned by Fargo. The settlement agreement required Toppan to pay a settlement amount to Fargo and granted Fargo distribution rights worldwide outside Japan for the Toppan CP-400 card printer. Additionally, we and Fargo entered into a strategic distribution agreement that allows us to purchase the full line of Fargo printers, become Fargo’s exclusive distributor of the Toppan CP-400 card printer to the U.S. federal government and U.S. state drivers’ license markets, and distribute the Toppan CP-400 printer worldwide outside Japan. As part of this arrangement, we have committed to purchase $1.0 million of products from Fargo over the next two years and will pay to Fargo a commission on future sales of the Toppan CP-400 printer and consumables for the Department of Defense Common Access Card program.

We are not aware of any other legal matters that could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol VISGE. On June 27, 2005, the closing price of our common stock was $4.19 per share and there were approximately 272 holders of record of our common stock. The quarterly high and low sales prices, as reported by Nasdaq, of our common stock in 2004 and 2003 were as follows:

	2004		2003
Quarter	High	Low	High	Low
First Quarter	$7.48	$3.53	$5.40	$3.01
Second Quarter	$14.30	$6.90	$5.78	$3.76
Third Quarter	$9.43	$5.15	$5.40	$3.85
Fourth Quarter	$9.94	$5.75	$4.61	$3.34

We have been subject to a delisting proceeding by the Nasdaq Stock Market as a result of our failure to timely file this Form 10-K and our Form 10-Q for the fiscal quarter ended April 3, 2005. A Nasdaq Listing Qualifications Panel has determined to continue the listing of the Company’s common stock on the Nasdaq National Market provided that we file this Form 10-K and our first quarter 2005 Form 10-Q on or before June 30, 2005, and have evidenced compliance with all other requirements for continued listing on the Nasdaq National Market. If we do not meet these conditions, our common stock may be delisted from the Nasdaq National Market. The fifth character “E” will remain appended to our trading symbol pending a determination by the Nasdaq Panel that we are compliant with Nasdaq’s filing requirement and have evidenced compliance with all other requirements for continued listing on the Nasdaq National Market.

Dividend Policy

We paid no dividends in 2003 or 2004. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our lending arrangements.

Recent Sales of Unregistered Securities

Reference is made to Item 1.01 and Item 3.02 of our Current Report on Form 8-K dated October 8, 2004, which was previously filed with the Securities and Exchange Commission.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements as of and for the years ended December 31,2004, 2003 and 2002 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2004(1)	2003(1)	2002(2)	2001(2)	2000(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$67,466	$37,371	$32,302	$26,280	$27,539
Cost of revenue	48,201	27,844	25,239	19,602	21,136

Gross margin	19,265	9,527	7,063	6,678	6,403

Operating expenses:
Sales and marketing	7,028	5,282	5,368	809	787
Research and development	4,431	3,650	4,457	2,054	688
General and administrative	9,838	5,110	5,069	2,500	2,489
Impairment of contract assets	2,000	—	—	—	—
Acquisition expenses	—	—	—	1,639	—
Restructuring charges	—	—	824	—	—

Total operating expenses	23,297	14,042	15,718	7,002	3,964

Operating income (loss)	(4,032)	(4,515)	(8,655)	(324)	2,439
Interest income	162	99	196	31	—
Interest expense	(1,933)	(1,068)	(1,071)	(1,241)	(1,637)
Other income (expense), net	(235)	18	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(6,038)	(5,466)	(9,530)	(1,534)	802
Provision for income taxes	(959)	(63)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(6,997)	(5,529)	(9,530)	(1,534)	802
Cumulative effect of change in accounting principle(3)	—	(12,131)	—	—	—

Net income (loss)	(6,997)	(17,660)	(9,530)	(1,534)	802
Preferred stock dividends	—	—	—	(5)	(327)

Income (loss) applicable to common shareholders before cumulative effect	(6,997)	(17,660)	(9,530)	(1,539)	475
Cumulative effect of implementing EITF 00-27	—	—	—	—	(277)

Income (loss) applicable to common shareholders	$(6,997)	$(17,660)	$(9,530)	$(1,539)	$198

Basic income (loss) per share before cumulative effect	$(0.18)	$(0.26)	$(0.48)	$(0.09)	$0.05

Basic net income (loss) per share applicable to common shareholders(4)	$(0.18)	$(0.82)	$(0.48)	$(0.09)	$0.02

Weighted average basic common shares outstanding	38,664	21,445	20,046	16,265	10,460

Diluted income (loss) per share before cumulative effect	$(0.18)	$(0.26)	$(0.48)	$(0.09)	$0.03

Diluted net income (loss) per share applicable to common shareholders(4)	$(0.18)	$(0.82)	$(0.48)	$(0.09)	$0.01

Weighted average diluted common shares outstanding	38,664	21,445	20,046	16,265	14,504

Balance Sheet Data:
Working capital	$15,233	$5,887	$22,244	$38,115	$15,225
Total assets	$175,629	$54,480	$61,189	$67,663	$45,273
Long-term debt	$149	$8,147	$9,845	$10,368	$9,526
Shareholders’ equity	$154,790	$34,008	$39,064	$46,294	$20,728

(1)	The results are presented in accordance with EITF 00-21 applied on a cumulative basis as of January 1, 2003.
(2)	The results are presented under percentage of completion based on the cost-to-cost method of measurement.
(3)	We adopted EITF 00-21 on a cumulative basis as of January 1, 2003. See Note 2 in the Notes to Consolidated Financial Statements which discusses the change in accounting principle.
(4)	See Note 2 in the Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and, in particular, the following discussion and analysis, contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Factors that May Affect Future Results.” We expressly disclaim any obligation to update any forward-looking statements.

Introduction

We are a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. Our identity solutions include secure credential provisioning systems, biometric software and systems and real-time identity databases, as well as systems design, development, integration and support services. These solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our solutions to help solve the following three critical problems in identity verification and management:

•	assurance that the identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Our solutions annually produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and we are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the field of face recognition. In addition, we are the leader in document authentication technology with approximately 2,500 installations in 15 countries. Our customers include governments, law enforcement agencies and businesses around the world.

Recent Strategic Initiatives

The market for identity solutions has continued to develop at a rapid pace over the past 12 months. In particular, consumers of identity solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. We have addressed these developments through, among other things, through four important initiatives that we began in 2004, including:

•	the acquisition of ZN Vision Technologies AG, or ZN, a German provider of face recognition and computer vision products, which we completed in January 2004, and which has resulted in a substantial enhancement to our biometrics technologies and research and development capabilities;

•	the February 2004 acquisition of Trans Digital Technologies Corporation, or TDT, the sole source provider of U.S. high technology solutions for the production of passports for the U.S. Department of State, which enabled us to win a contract to provide production capability for the common access card, or CAC, smart card program to the U.S. Department of State;

•	the acquisition of Imaging Automation, Inc., or iA, the worldwide market leader in document authentication, which we completed in October 2004, and which has supplemented our installed customer base, significantly expanded our distribution channels, and provided us with a high value entrée into new markets; and

•	the creation of a products group, consisting of product marketing, product management, sales and business development personnel and headed by an experienced sales executive, which focuses on driving sales of our products to our worldwide customer base and increasing product sales as a percentage of our overall net sales.

Financial Results

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased from approximately $37.4 million for the year ended December 31, 2003 to approximately $67.5 million for the year ended December 31, 2004, due in large part to the acquisitions described in the preceding paragraph. Revenue is derived from multi-year contracts for systems implementation, credential production and related services as well as from solution sales to law enforcement agencies, the federal government, foreign governments and the gaming industry. Our net loss for 2004 was $7.0 million.

Capital Raising Initiatives and Repayment of Indebtedness

In August 2004, we sold approximately 7.3 million shares of our common stock in an underwritten public offering. We received net proceeds of approximately $37.4 million from the offering.

During 2004, we repaid in full a $15.3 million promissory note that we had issued to Buddy Beck, a director of Viisage and the former sole shareholder of TDT in connection with our acquisition of TDT. $14.5 million of the note was repaid in cash and the remaining $0.8 million was settled as an offset against a purchase price reduction negotiated as part of the acquisition of TDT. In addition, in 2004, we repaid in full our $4.3 million debt obligation to Lau Technologies, or Lau, one of our principal stockholders. Finally, in 2004, we repaid $7.7 million representing the outstanding principal balance under our loan agreement with Commerce Bank and Trust Company which was subsequently terminated.

In December 2004, we entered into a new loan agreement with a commercial lender which permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. Certain of these covenants were amended in March 2005. No borrowings have been made under this agreement to date other than $2.3 million in letters of credit issued by Citizens to certain of our customers.

We expect our current capital resources to be adequate for our needs for at least the next 12 months. However, if we enter into a new drivers’ license contract or engage in a significant acquisition or other strategic transaction, we could be required to raise additional capital, either in the form of debt or equity.

Acquisitions

In January 2004, we acquired all outstanding shares of ZN in exchange for an aggregate of 5,221,454 newly issued shares of our common stock and $493.00 in cash. In addition, we assumed ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of our common stock for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction.

In February 2004, we acquired all outstanding shares of TDT in exchange for 5,850,000 newly issued shares of our common stock, $5.0 million in cash and $15.3 million in notes, which have subsequently been repaid in full.

In October 2004, we completed the acquisition of iA. The purchase price for the acquisition included approximately 3.9 million shares of common stock, approximately $5.0 million in cash and the assumption of approximately $2.9 million of debt, which has subsequently been repaid in full. In addition, we issued fully vested stock options effective as of the close of the transaction to assume iA’s employee stock option plans, and accordingly have reserved 565,270 shares of our common stock for issuance to the plans’ participants.

Litigation

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of our Board of Directors. The suits allege violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the guidance that we provided on our anticipated financial results for fiscal 2004 following the release of our 2004 second and third quarter results, which allegedly artificially inflated the price of our stock during the period May 3, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors.

In December 2004, a Georgia court granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. As a result of the judge’s ruling, in the fourth quarter of 2004, we took a non-cash write-down of $2 million for an impairment charge to assets then on our balance sheet. Our appeal of this ruling to the Georgia Supreme Court was dismissed on procedural grounds in May 2005.

In May 2005, Viisage, Toppan Printing Co., Ltd. and Fargo Electronics, Inc. agreed to a settlement of the patent infringement lawsuit Fargo had filed against Toppan and TDT in July 2004 in a U.S. federal court in Virginia.

A complete description of the above matters is provided under Item 3, Legal Proceedings.

Segments and Geographic Information

Our business operates in one business segment, the advanced technology identity solutions segment. During the fourth quarter of 2004 we realigned our net product and services revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. Our Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total operating expenses of identity solutions products and services across all markets and geographic regions. For the year ended December 31, 2004, we generated approximately 60.6%, or $40.9 million, 38.2%, or $25.8 million, and 1.2%, or $790,000, of our total revenue from customers in the State and Local, Federal, and Commercial/Emerging Markets, respectively. For the year ended December 31, 2003, we generated approximately 91.2%, or $34.1 million, 6.9%, or $2.6 million, and 1.9%, or $746,000, of our total revenue from customers in State and Local, Federal, and Commercial/Emerging Markets, respectively.

For the year ended December 31, 2004, we derived 96.4%, or $65.0 million, of our direct revenue within the United States. We derived an additional 3.6%, or $2.4 million, of our direct revenue in international markets. Of the $2.4 million of international sales, approximately $1.4 million was derived by our German subsidiary, primarily from customers in countries within the European Union. For the year ended December 31, 2003, approximately $36.6 million, or 97.9% of our direct revenue was derived within the United States. The remaining $800,000, or 2.1% of revenue was derived internationally.

Dependence on Significant Customers

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Customers who accounted for more than 10% of our total revenues are as follows:

•	For the year ended December 31, 2004, two customers accounted for an aggregate of 31.0%;

•	For the year ended December 31, 2003, two customers accounted for an aggregate of 26.0%; and

•	For the year ended December 31, 2002, two customers accounted for an aggregate of 22.0%.

Critical Accounting Policies and Significant Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make estimates. These estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of December 31, 2004, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $19.9 million, $26.0 million and $93.5 million, respectively. As of December 31, 2003, the balances of property, plant and equipment and other intangible assets, net of accumulated depreciation and amortization, were $25.1 million and $2.7 million, respectively.

Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has examined the carrying value of our identifiable long-lived tangible and intangible assets, including their useful lives where we believe such assets have finite lives, when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss were identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying values of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record depreciation and amortization over fewer future periods, which will reduce our earnings.

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

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of December 31, 2004, future events could cause us to conclude otherwise.

In the fourth quarter of 2004, we recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with our contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between us and the state that would have provided us with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

Due to our three acquisitions in 2004, goodwill and other intangible assets were created as a result of the allocation of the purchase price of the acquired businesses. The values recorded for goodwill and other intangible assets represent estimates of fair values calculated by independent third-party appraisers and are subject to further review and finalization. Such valuations require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

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

We follow Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an independent valuation that assessed the fair value of Viisage based on a comparison of us to comparable firms using the guideline company method and comparable transaction method. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as an impairment charge.

Revenue and Cost Recognition

We deliver document issuance solutions primarily to federal and state government customers. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Product revenue on contracts where title to the products passes to the customer mainly consists of sales of printing system components and consumables including printers, secure coating, ribbon, film, document authentication products and other parts. Revenue on products is recognized when the products are accepted by the customer. Services revenue under these contracts consists of maintenance services on our installed base of printing systems and document authentication products. We also provide on-site technical support and consulting services to customers primarily in the federal government marketplace. Revenue on fixed price services is recognized over the service period and approximates the timing of the services rendered. Revenue on time and material services is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (EITF 00-21), on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to determine whether separate units of accounting exist in a revenue arrangement with multiple deliverables and, if so, how the arrangement consideration should be allocated among separate units of accounting. The operating results for the year ended December 31, 2003 reflect the cumulative effect of this change in accounting principle in 2003 which was a non-cash charge of $12.1 million. When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

We have contracts, generally with state governments for the production of drivers’ licenses and other identification credentials, where we have determined that we have multiple elements and where the title to equipment installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with SFAS No. 13. The second element consists of customized software which is accounted for as a long term contract in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, (SOP 97-2), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1), on a units of delivery method of measurement.

Costs related to the hardware element of these contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. The delivery of these credentials typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent receipt of payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in secure credentials contracts, defers revenue recognition for the system design and installation phase of such contracts, including customized software and equipment, and recognizes revenue as credentials are produced.

Costs related to the customized software used in drivers’ license contracts are capitalized on the balance sheet during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Revenue related to our drivers’ license contracts are recorded as credentials are produced by the system.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system we design, implement and support. Our fixed pricing includes charges for the use of the system, materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	design and integration complexities;

•	nature and number of workstations and sites installed;

•	projected number of secure credentials to be produced;

•	size of the database;

•	level of post-installation involvement that will be required of us; and

•	competitive environment.

Other identity solutions contracts typically provide for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally on a fixed price basis, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, we provide licenses of off-the-shelf versions of its face recognition software on a per-user basis.

We recognize revenue under these contracts using the percentage-of-completion methodology in accordance with SOP 81-1. We uses the percentage-of-completion methodology to account for revenue under these contracts because:

•	a high level of certainty exists regarding expected cash flows from these contracts; and

•	a reliable basis exists for estimating the percentage of the contract that will be completed at the end of the accounting period.

We measure the percentage complete as costs are incurred or based on milestones. These milestones are specific events or deliverables clearly identified in the contract and can include customized systems, installation and services as defined by the contract. When milestone measures are used, billings occur and revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. Billings occur under these contracts when the milestone is delivered and accepted by the customer. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars as the method of measurement.

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

Revenue related to software licenses of off-the-shelf face recognition software is recognized in accordance with SOP 97-2. For these software licenses we recognize revenue when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the sales price is fixed or determinable;

•	collection is probable; and

•	post delivery obligations have established fair values.

On identity solutions contracts where the arrangement consists of build-to-suit software and solution design during the installation phase of the project, as well as ongoing services under a long-term contract, we apply the criteria in EITF 00-21 to separate the SOP 81-1 deliverables, the installation services, from the non SOP 81-1 deliverables, ongoing maintenance and support services. On these contracts we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of net deferred tax assets, we have provided a full valuation allowance against this amount.

We had a deferred income tax provision in 2004 of $859,000 to record the deferred tax liability related to tax deductible amortization of certain goodwill. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, we made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. This election resulted in tax deductible amortization expense related to certain goodwill for tax purposes. As a result, a deferred tax provision was required to record the deferred tax liability of tax deductible goodwill amortization. There was no provision for Federal income taxes for the years ended December 31, 2003 or 2002 due to the net losses in those years.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments. The accumulated other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, Foreign Currency Translations. We had $322,000 of accumulated other comprehensive loss as of December 31, 2004. There were no components of other comprehensive income (loss) for the years ended December 31, 2003 and 2002.

Stock-Based Compensation

We account for our employees stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123 for its employees stock-based compensation awards, which requires disclosure of the pro forma effects on net loss and net loss per share as if SFAS No. 123 had been adopted as well as certain other information.

Results of Operations

Comparison of fiscal years ended December 31, 2004 and 2003

Consolidated Performance

Net loss for the year ended December 31, 2004 was $7.0 million or $.18 per basic and diluted share compared to $17.7 million or $0.82 per basic and diluted share for the prior year, including the one-time charge of $12.1 million in connection with our change in accounting principle as of January 1, 2003. The increase in net loss from the prior year, excluding the impact of the cumulative effect of the change in accounting principle, was primarily attributable to the write-down of $2 million for an impairment charge to assets related to our Georgia drivers’ license contract, other expense related to foreign currency losses of $235,000, increases in interest expense of $802,000 and tax expenses of approximately $959,000, as we experienced a decrease in our loss from operations for the year ended December 31, 2004 of approximately $483,000 or an operating loss of $4.0 million compared to $4.5 million for the year ended December 31, 2003. In 2005 we anticipate that improved margins and continued focus on controlling operating costs will improve our operating results. We plan to implement strategies to continue to monitor our operating expenses and to reduce other losses from foreign currency transactions which we expect will improve our operating results.

Revenue

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased from approximately $37.4 million for the year ended December 31, 2003 to approximately $67.5 million for the year ended December 31, 2004, which includes increases resulting from the ZN, TDT and iA acquisitions. The increase was the result of:

•	approximately $14.0 million related to our delivery under our contract to deliver passports to the U.S. Department of State and other services contracts;

•	approximately $10.6 million from the U.S. Department of Defense procurement of printing systems and consumables for its common access card, or CAC, program;

•	approximately $4.5 million from new contracts won to deliver solutions to state government customers as well as technology upgrades to installed systems in some states and credential volume increases in many states where we produce drivers’ licenses;

•	approximately $3.2 million from the delivery of new biometrically-enabled identity solutions projects to primarily state government customers;

•	approximately $1.4 million related to international sales of face recognition solutions; and

•	approximately $700,000 from document authentication product and services sales.

We experienced increases in card volume in ten states resulting in approximately $3.3 million of additional revenue in 2004. We also signed extensions in two states contributing an additional $1.2 million of revenue and completed technology upgrades in three states for an additional $630,000 of revenue in 2004. These increases related to our deployed drivers’ license solutions were offset by reduced revenue in four states of approximately $600,000 related to price decreases and reduced card volume. The system deliveries related to the CAC procurement were substantially complete by December 31, 2004 and we expect to provide consumables and support services in the future.

Other identity solutions revenue was offset by legacy contracts entering the maintenance phase resulting in a decrease in revenue of approximately $2.7 million from the prior year. In addition, we generated $1.5 million less revenue from one federally funded face recognition contract in 2004.

Gross Margin

Gross margin improved by 3.1% to 28.6% for the year ended December 31, 2004 compared to 25.5% for the prior year. The improvement in gross margin is attributable to the introduction of higher margin products and solutions to our product mix through acquisitions and new contracts. Our international sales contributed revenue with gross margins of between 40% and 50% for 2004. Our U.S. federal contracts contributed revenue with gross margins in excess of 35% related to its contracts which includes in its cost of goods sold the significant amortization of intangible asset expense described in the next paragraph. Document authentication products, starting in the fourth quarter of 2004, contributed revenue with gross margins of approximately 50%. In addition to the change in product mix related to our acquisitions of ZN, TDT and iA, the increase in card volume in many states and our sales of technology upgrades to some of our drivers’ license customers in 2004, as well as improved cost management in executing these contracts, resulted in gross margin improvement of approximately 3.0% from this customer base. In 2005, we believe that by changing our product mix to include more sales of higher margin products, services and solutions, we will be able to further improve our gross margin performance.

For the year ended December 31, 2004, we have allocated approximately $2.7 million of amortization expense for the TDT acquisition to cost of sales due to the fact that a majority of the identified intangible assets were attributed to contracts that are generating significant revenue. For the year ended December 31, 2004, we have allocated approximately $35,000 of expense to cost of goods, representing amortization expense in the fourth quarter of 2004 from the iA acquisition related to acquired contracts and technology preliminarily identified as intangible assets in that transaction. Non-cash amortization expense related to identified intangible assets from these transactions will be continue to be allocated to cost of sales which we expect will continue to negatively impact our gross margins in the future.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $1.7 million, from $5.3 million in for the year ended December 31, 2003 to $7.0 million for the year ended December 31, 2004. The increase is primarily due to sales and marketing expenses related to the 2004 acquisitions of approximately $1.6 million. The remaining increase related to our investment in pursuing opportunities to deliver solutions that incorporate our total identity solutions capabilities to our customers with a heightened focus on federal programs. As a percentage of revenue, sales and marketing expenses decreased from 14.1% for the year ended December 31, 2003 to 10.4% for the year ended December 31, 2004. In 2005 we expect sales and marketing expenses to increase as a percentage of sales as we continue to target opportunities in both the federal and state marketplaces. Associated with the acquisition of iA in 2004, we have increased our focus on product management and anticipate that these additional product development and product management resources will help to expand our product offerings and product sales in 2005 and beyond.

Research and Development Expenses

Research and development expenses increased by approximately $781,000, from $3.7 million for the year ended December 31, 2003 to $4.4 million for the year ended December 31, 2004. The acquisitions of ZN, TDT and iA contributed additional research and development expense of approximately $2.7 million in 2004. This increase in expense from the prior year was offset by billable labor hours of approximately $500,000, headcount reductions resulting in approximately $250,000 in cost savings, capitalized software development costs of approximately $185,000 and a reduction in research and development activity from our services organization of approximately $1.0 million. In addition to the revenue generating funded research provided by our research and development organization, we also had operating expense offsets from reimbursed research and development costs in Germany of approximately $600,000. We expect to continue to generate billings and expense reimbursements related to our funded research and development activity in 2005. As a percentage of revenue, research and development expenses decreased from 9.8% for the year ended December 31, 2003 to 6.6% for the year ended December 31, 2004. We expect research and development expenses to increase as a percentage of revenue in 2005 as we continue to support our product development strategy. We believe that our products organization, through its focus on the success of our customers, will continue to generate a robust pipeline of product offerings that will ultimately drive our development plan.

General and Administrative Expenses

General and administrative expenses increased approximately $4.7 million, from $5.1 million for the year ended December 31, 2003 to $9.8 million for the year ended December 31, 2004. The 2004 acquisitions contributed approximately $1.4 million of additional general and operating expenses from the prior year. In 2004, legal costs increased by approximately $1.3 million primarily related to the litigation involving our contract with the state of Georgia. Compliance costs for consultants and auditors related to our Sarbanes-Oxley compliance requirements in 2004 contributed an additional $850,000 of general and administrative expense. Other expense increases in 2004 related to an increase in corporate strategy consulting costs of $360,000, move related costs and accelerated amortization of leasehold improvements for abandoned property of $312,000, an increase in expenses for investor relations, insurance and listing fees due to company growth of $265,000, and severance and other personnel costs of $200,000. As a percentage of revenue, general and administrative expenses increased from 13.7% for the year ended December 31, 2003 to 14.6% for the year ended December 31, 2004. In 2005, we do not anticipate any costs related to moving our corporate headquarters, but we do expect that other general and administrative expenses related to insurance, investor relations and listing fees may increase as we continue to grow. In addition, we expect to add resources to our financing and accounting organization in 2005 that will increase our general and administrative expenses. We expect these additional costs may be offset by a decrease in consulting expenses.

Impairment of Long-Lived Asset

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

Interest Expense, Net

Interest expense, net of interest income of approximately $162,000 and $99,000 for the years ended December 31, 2004 and 2003, respectively, increased approximately $800,000 from $969,000 for the year ended December 31, 2003 to approximately $1.8 million for the year ended December 31, 2004. This increase was primarily due to $750,000 of interest on the $15.3 million note used to purchase TDT.

Other Income (Expense), Net

Other expense of approximately $235,000 for the year ended December 31, 2004 was primarily the result of realized and unrealized losses related to foreign currency fluctuations on purchases that we made in Japanese Yen in 2004. For the year ended December 31, 2003 we had $18,000 of other income related to gains on disposal of assets in that year. We plan to implement strategies to minimize losses from foreign currency transactions in 2005.

Income Taxes

For the year ended December 31, 2004, we had a provision for federal income taxes of approximately $859,000 which resulted from our election to treat the acquisition of TDT as an asset transaction for tax purposes. This election created a deferred tax liability for tax deductible amortization of certain goodwill and a related non-cash tax expense. There was no provision for federal income taxes for the year ended December 31, 2003. The provision for state income taxes for the year ended December 31, 2004 was approximately $100,000 compared to $63,000 for the year ended December 31, 2003.

Other Comprehensive Loss

Other comprehensive loss results primarily from translation adjustments with our German operations. Net revenue and related expenses generated from our international location in Germany are denominated in euros. The results of operations and certain of our intercompany balances associated with this international location are exposed to foreign exchange rate fluctuations. As of December 31, 2004, we had cumulative translation adjustments related to our Germany operations of approximately $322,000. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies.

Comparison of fiscal years ended December 31, 2003 and 2002

Revenue

Revenue for the year ended December 31, 2003 increased 19.6% to $37.4 million from $32.3 million in 2002 after adjusting the 2002 results on a pro forma basis for the impact of the accounting change. The increase was the result of credential volume increases in five states generating additional revenue in those states of approximately $3.3 million. Volume increases in two states resulted from the addition of new types of credentials or from normal fluctuations in credential issuances. Volume increases under our contracts with the Connecticut Department of Motor Vehicles and the State of Rhode Island, Division of Motor Vehicles were due to a full year of card production in 2003, in addition we began card production in Oklahoma in 2003. In addition to the volume increases, revenue under our contract serving the Maryland Department of Transportation and Motor Vehicle Administration increased $1.3 million in 2003 due to a full year of delivery on that contract. We also experienced an increase in revenue of approximately $300,000 due to net price per credential increases on contract extensions signed in 2003. These increases, were offset by volume decreases under drivers’ license contracts in two states, which resulted in a decrease in revenue of approximately $386,000. These increases, in revenue for 2003 were also offset by decreases in revenue of approximately $260,000 under our contracts with Arizona Department of Transportation and New Mexico Department of Taxation and Revenue as a result of the expiration of those contracts in 2002. Other increases related to the inclusion of a full year of revenue derived from our Pinellas County contract signed in October 2002. We also delivered face recognition solutions to the United Arab Emirates for the Dubai International Airport and to Alberta, Canada in mid-2003, which contributed approximately $800,000 of additional revenue combined.

Gross Margin

Gross margins increased to 25.5% for the year ended December 31, 2003 compared to 17.3% for 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. We expect gross margins on our drivers’ license contracts to fluctuate based on changes in period cost of sales as a result of our adoption of EITF 00-21 due to the fact that in 2003 and in the future we will effectively recognize revenue on a fixed price per credential produced by our customers. If we successfully achieve cost saving measures in the delivery process, we will realize higher gross margins in those periods where the cost savings measures are achieved. Alternatively, in periods where our delivery costs are higher due to service and maintenance requirements, we expect gross margins to decrease for those periods.

We achieved margin increases on 10 of our 18 active drivers’ license contracts in 2003. Those contracts represented approximately 66.7% of the total revenue in that segment for the year. The margin increases were attributable to our commitment to minimize period costs during the card production phase on all of our drivers’ license contracts. We were able to achieve some of these costs savings by minimizing overtime labor charges through better resource management of field service technicians. In addition, we installed inventory management software in multiple states in 2003, which allows us to better control consumables scrap thus reducing our materials costs. In addition to these cost savings initiatives, we signed contract extensions in five states and began card production in two additional states during 2003, both of which resulted in margin increases for those states. These increases were offset by gross margin decreases in other states due primarily to decreases in credential volume during the year.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $86,000, to $5.3 million for the year ended December 31, 2003 from $5.4 million in 2002. As a percentage of revenue, sales and marketing expenses decreased to 14.1% in 2003 from 17.2% in 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. The decrease is primarily due to a decrease in the number of drivers’ license contracts coming up for bid in 2003 within the secure credentials segment as a result of delays within certain states due to budgetary constraints. The bid and proposal process related to the secure credentials contracts for state drivers’ license contracts generally requires the involvement of our technology personnel as we devise the system architecture during this phase that satisfies the states requirements in the proposal. As proposal volume was down in 2003, there was increased focus of these resources in other areas, specifically on the delivery of the systems that were contracted in 2002.

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

General and Administrative Expenses

General and administrative expenses remained relatively flat, increasing by approximately $41,000, to $5.1 million for the year ended December 31, 2003 from $5.1 million in 2002. As a percentage of revenue, general and administrative expenses decreased to 13.7% in 2003 from 16.2% in 2002 after adjusting 2002 results on a pro forma basis for the impact of accounting changes. The slight increase in general and administrative expenses was due to the logistical support required to grow our business through acquisitions while continuing to meet the financing requirements created by our expanding operations. The benefits that we experienced related to the restructuring in 2002 and other cost savings initiatives were offset by additional expenses related to new strategic actions taken in 2003. Additional general and administrative expenses related to these actions included $725,000 of expense related to new strategic hires, $200,000 of expenses related to additional employee terminations in 2003, $150,000 of expenses related to pursuing new financing opportunities and $285,000 of additional professional fees related to our contract in Georgia.

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

Liquidity and Capital Resources

Cash was approximately $11.3 million at December 31, 2004. As of December 31, 2004, there were no restrictions on our cash.

For the year ended December 31, 2004, cash provided by operating activities was approximately $4.1 million, which stems from our net loss of approximately $7.0 million, offset by non-cash charges for depreciation and amortization of approximately $10.8 million, non-cash impairment charges of $2.0 million, and offset by cash used by the net change in operating assets and liabilities of approximately $2.0 million.

Accounts receivable increased approximately 142% from approximately $7.1 million at December 31, 2003 to approximately $17.1 million at December 31, 2004. Approximately $3.2 million of this increase was the result of accounts receivable balances acquired in 2004. The remaining difference related to approximately $3.6 million account receivable from Telos Corporation related to the U.S. Department of Defense CAC procurement, December 2004 billings on document authentication products and acquired contracts of approximately $1.3 million, and a receivable from one state drivers’ license customer for $1.6 million. Of the outstanding accounts receivable balance as of December 31, 2004, approximately $16.8 million was aged less than 30 days.

Inventories and costs and estimated earnings in excess of billings decreased from $4.1 million at December 31, 2003 to approximately $3.4 million at December 31, 2004. As of December 31, 2004, this balance generally consists of consumables inventory supporting our drivers’ license contracts.

Accounts payable and accrued expenses increased by approximately 123% from $6.9 million at December 31, 2003 to $15.3 million at December 31, 2004. Approximately $6.1 million of this increase was the result of assumed liabilities from the 2004 acquisitions of ZN, TDT and iA, and approximately $1.7 million related to the U.S. Department of Defense CAC procurement. The remaining difference related to timing of payments and additional accruals required as of December 31, 2004, primarily related to our compliance efforts and increased employee obligations resulting from our growth from the prior year.

During 2004, we repaid in full our $4.3 million debt obligation to Lau Technologies, or Lau, one of our principal stockholders. During 2004, we also repaid in full a $15.3 million promissory note that we had issued to Buddy Beck, a director of Viisage and the former sole shareholder of TDT in connection with our acquisition of TDT. $14.5 million of the note was repaid in cash and the remaining $0.8 million was settled as an offset against a purchase price reduction negotiated as part of the acquisition of TDT. In addition, we repaid $7.7 million representing the outstanding principal balance under our loan agreement with Commerce Bank and Trust Company which was subsequently terminated.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of December 31, 2004, we estimate that the amount available to us under the Loan and Security Agreement was approximately $3.5 million based on the financial covenants. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. In March 2005, we entered into an amendment to the Loan and Security Agreement to modify the financial covenants and make certain other changes. Currently, there are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers.

In accordance with the Loan and Security Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and our subsidiaries. We are required to maintain the following financial covenants under the Loan and Security Agreement:

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our current liabilities plus outstanding bank loans and letters of credit may not be less than 1.25:1.0 at the fiscal quarter ending April 3, 2005, nor less than 1.15:1.0 at the fiscal quarter ending July 3, 2005, nor less than 1.10:1.0 at the end of any fiscal quarter thereafter, commencing with the fiscal quarter ending October 2, 2005;

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our adjusted current liabilities (as defined in the Loan and Security Agreement) plus outstanding bank loans and letters of credit may not be less than .90:1.0 at the end of the fiscal quarters ending April 3, 2005 and July 3, 2005, nor less than .85:1.0 at the end of any fiscal quarter thereafter, commencing October 2, 2005;

•	Our earnings before taxes, interest and depreciation and amortization (EBITDA) may not be less than $750,000 for the fiscal quarter ending April 3, 2005, nor less than $1,500,000 for the fiscal quarter ending July 3, 2005 nor less than $2,000,000 for the fiscal quarter ending October 2, 2005, nor less than $2,500,000 for the fiscal quarter ending December 31, 2005 or any fiscal quarter thereafter;

•	The ratio of our total indebtedness (as defined in the Loan and Security Agreement) to our EBITDA may not be more than: 1.50:1.0 for the discrete fiscal quarter ending April 3, 2005, the trailing six-month period ending July 3, 2005, the trailing nine-month period ending October 2, 2005 or the trailing twelve month period ending on each fiscal quarter commencing December 31, 2005; and

•	The ratio of our cash flow to our fixed charges may not be less than 2.0: 1.0 for the discrete fiscal quarter ending April 3, 2005, the trailing six month period ending July 3, 2005, the trailing nine month period ending October 2, 2005 or the trailing twelve month period ending on any fiscal quarter end thereafter, commencing December 31, 2005.

As of December 31, 2004, we were not in compliance with the EBITDA covenant under the Loan and Security Agreement. We have received a waiver from Citizens Bank for the quarter ended December 31, 2004,

and, as noted above, have amended this covenant and certain of the other covenants in the Loan and Security Agreement. Although we are in compliance with the amended financial covenants for the quarter ended April 3, 2005, we are not in compliance with the covenant that requires us to make timely required filings with the Securities and Exchange Commission as a result of our failure to timely file this Form 10-K and our Form 10-Q for the quarter ended April 3, 2005. Once we have made these filings, we will be in compliance with all of the covenants under the Loan and Security Agreement. While there currently are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers, if we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require immediate repayment of any amounts outstanding at the time that we are not in compliance with such covenants.

In April 2003 we entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2004, we had outstanding approximately $229,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003, we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2004, we had outstanding approximately $201,000 under this arrangement.

In the first quarter of 2004 we purchased an asset for $800,000 which amount is payable in installments over four years. On the December 31, 2004 balance sheet, $172,000 is included in accounts payable and other accrued expenses and $369,000 is recorded under other liabilities representing the discounted future payments remaining under this installment payment agreement.

In January 2004, we sold 456,007 shares of our common stock at $3.775 per share in a private sale to certain institutional investors to which we had previously sold shares in a private sale in September 2003.

On February 14, 2004, we funded the acquisition of TDT with $5.0 million of available cash and executed a promissory note for an additional $15.3 million in addition to the issuance of new stock. The note bore interest at a rate of 8.5% per year and was payable in equal installments of principal and interest on December 1, 2004, May 1, 2005 and December 1, 2005. This debt was offset by approximately $750,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement. As of December 31, 2004, all principal and interest on this note was paid in full.

An additional purchase price adjustment of $2.6 million, payable to the former sole shareholder of TDT, was incurred based upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s common access card (CAC) program. As of December 31, 2004, this related party payable was paid in full.

In August 2004, we sold 7,309,666 shares of our common stock at $5.50 per share in an underwritten public offering. Net proceeds from these sales were approximately $37.4 million.

On October 5, 2004, we funded the acquisition of iA with approximately $5.0 million of available cash and assumed indebtedness of iA in the amount of approximately $2.9 million, all of which indebtedness was repaid in full from available cash concurrently with the closing of the merger.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. In addition, as of December 31, 2004, and as of June 27, 2005, we estimate that the amount available to us under our Loan and Security Agreement with Citizens Bank was approximately $3.5 million based on the financial covenants. However, if we cannot achieve our operating goals in 2005 or if we win additional secure credentials contracts in 2005, we may be required to seek additional financing, either in the form of debt or equity. We also may seek additional financing to fund acquisitions. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Due to our failure to timely file this Form 10-K and our Form 10-Q for the fiscal quarter ended

April 3, 2005, we are subject to a delisting proceeding by the Nasdaq Stock Market. If our common stock is delisted from the Nasdaq National Market, this may have an adverse effect on our ability to raise funds in the capital markets or may adversely affect the price and terms at which we are able to raise such funds. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Factors that May Affect Future Results.”

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004, in thousands.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations(1)	$460	$297	$163	—	—
Operating Lease Obligations	3,432	666	1,380	1,104	282

(1) Includes approximately $30,000 of interest.

Commitments

We have employment and noncompetition agreements with certain officers. Such agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with us during the terms of their respective agreements and for up to two years thereafter. The agreements also provide for the grant of stock options under our stock option plan and for severance payments upon termination under circumstances defined in such agreements.

We have outstanding standby letters of credit with Citizens Bank of approximately $2.3 million. These letters of credit are required on certain of our customer contracts.

In addition, in May 2005, we made certain purchase commitments of $1.0 million with respect to printer purchases from a vendor.

Inflation

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. We are required to adopt SFAS No. 151 on January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB revised SFAS No. 123, “Share Based Payment”, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first interim or annual reporting period beginning after June 15, 2005.

The adoption of SFAS No. 123R is expected to have a significant impact on our consolidated financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities

Provided by the American Jobs Creation Act of 2004. FSP No 109-1 states that the impact of this deduction should be accounted for as a special deduction rather than a rate reduction. It was effective immediately and has no impact on our 2004 consolidated financial statements.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004. FSP No. 109-2 grants a waiver to SFAS No. 109 requirement to account for the impacts of new legislation in the period of enactment. It was effective immediately and had no impact on our 2004 consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe the adoption of SFAS No. 153 will have a material impact on our financial condition, results of operations and liquidity.

Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $7.0 million in 2004. At December 31, 2004, we had an accumulated deficit of approximately $49.1 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure credentials systems requires significant capital expenditures. While we have been successful in the past in obtaining financing for working capital and capital expenditures, we will have ongoing capital needs as we expand our business. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans.

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

More than 90% of our business involves providing products and services under contracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.

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

For the year ended December 31, 2004, two customers, Telos Corporation (U.S. Department of Defense) and U.S. Department of State each accounted for over 10% of our revenue and an aggregate of 31% of our revenue. For the year ended December 31, 2003, two customers, Pennsylvania Department of Transportation and Illinois Secretary of State, each accounted for over 10% of our revenues and an aggregate of 26% of our revenue. For 2002, two customers, Connecticut Department of Information Technology and Mississippi Department of Information Technology Services, each accounted for over 10% of our revenues and an aggregate of 22% of our revenue. Since a small number of customers in our secure credentials segment account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

We could face adverse consequences as a result of our late SEC filings.

We failed to timely file this Form 10-K and our Form 10-Q for the fiscal quarter ended April 3, 2005. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The late SEC filings have resulted in negative publicity and a Nasdaq delisting proceeding, and may have a negative impact on the market price of our common stock. The effects of the late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our financial and business prospects.

Our common stock may be delisted from the Nasdaq National Market, which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In April 2005, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file this Form 10-K. We received a similar notice in May 2005 with respect to our failure to timely file our Form 10-Q for the fiscal quarter ended April 3, 2005. A Nasdaq Listing Qualifications Panel has determined to continue the listing of our common stock on the Nasdaq National Market provided that we file this Form 10-K and our first quarter 2005 Form 10-Q on or before June 30, 2005, and have evidenced compliance with all other requirements for continued listing on the Nasdaq National Market. If we fail to timely file such reports, our common stock could be delisted from the Nasdaq National Market, in which event our common stock would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the inability to raise funds in the capital markets, the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We have been named as a defendant in eight putative class action lawsuits, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described above in Item 3, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against us in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the guidance that we provided on our anticipated financial results for fiscal 2004 following the release of our 2004 second and third quarter results, which allegedly artificially inflated the price of our stock during the period May 3, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves in this litigation, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend the actions vigorously, we cannot be certain that we will be successful in this litigation.

We have taken an impairment charge to assets of $2.0 million due to the Georgia litigation; if we are unable to use the remaining assets from that contract, we may be required to take further impairment charges which could negatively affect our earnings.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, we believe that either the settlement agreement with DMVS is not effective and that our contract with DMVS remains in place, or that our initial claim for an $8.2 million settlement payment is revived. The State has paid us the $500,000 for the equipment and we appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted not to hear our appeal of the summary judgment ruling on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we have removed the contract from our backlog, and we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report are included in this report on Form 10-K under Item 8.

Our external auditors notified management and the audit committee of our board of directors that they believed there were material weaknesses due to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to evaluate and resolve non-routine or complex accounting transactions and in the control processes around information technology systems. These material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has determined that it is in agreement with the auditors’ initial assessment that these control deficiencies constituted a material weakness as of December 31, 2004. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. Our management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 8 of this report on Form 10-K, “Management’s Annual Report on Internal Control over Financial Reporting”.

Any failure to implement in a timely manner and maintain the improvements in the controls over our financial reporting that we are currently putting in place, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations, to fail to produce reliable financial reports or to prevent fraud. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our business, operating results and stock price.

We are investing significant time and resources to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which may increase our operating expenses and reduce our profitability in the near future.

Changes in the laws and regulations that have recently been enacted, including regulations under the Sarbanes-Oxley Act of 2002, are likely to continue to increase our expenses as we devote resources in response to them. For example, we already have deployed significant resources to document, implement and test our financial processes as part of our implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, and we expect to incur additional time and expenses in connection with the requirements under Section 404 for our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Moreover, compliance with these rules could also cause us to further modify our existing review processes or divert our management’s time and attention away from otherwise running our business, either of which could result in our company experiencing additional costs and expenses without corresponding increases in revenue. Consequently, as we take steps to further improve and strengthen our financial management and controls, we anticipate corresponding increases in our operating expenses that may reduce our profitability in the near future.

Our strategy of expanding our face recognition business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in face recognition technology. Pursuing this strategy involves risks. For instance, to date, face recognition security solutions have not gained widespread commercial acceptance. Some of the obstacles to widespread acceptance of face recognition security solutions include a perceived loss of privacy and public perceptions as to the usefulness of face recognition technologies. Whether the market for face recognition security solutions will expand will be dependent upon factors such as:

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

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and bringing to market biometric security solutions that use face recognition as well as eye, fingerprint and other forms of biometric verification. Our products also will compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted.

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

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain certain hardware components and complete products from a limited group of suppliers. Our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. In particular, we obtain all of the printers and consumables for the U.S. Department of State passport contract and the Department of Defense common access card contract from Toppan Printing Co. Ltd. Moreover, any financial instability of our manufacturers or contractors could result in our having to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers if we lose these sources or if supplies from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our business, financial condition and results of operations.

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

Legal claims regarding infringement by us or our suppliers of third party intellectual property rights could result in substantial costs, diversion of managerial resources and harm to our reputation.

Although we believe that our products and services do not infringe the intellectual property rights of others, we might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against us or our suppliers could subject us to:

•	liability for damages and litigation costs, including attorneys’ fees;

•	lawsuits that prevent us from further use of the intellectual property;

•	having to license the intellectual property from a third party, which could include significant licensing fees;

•	having to develop a non-infringing alternative, which could be costly and delay projects;

•	having to indemnify clients with respect to losses they incurred as a result of the alleged infringement; and

•	having to establish alternative sources for products supplied to us by third parties, as discussed above in the risk factor regarding our dependence on limited source suppliers.

Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

See Item 3, Legal Proceedings, above for a description of the settlement of a patent infringement action that had been filed against one of our subsidiaries.

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

In the fiscal years ended December 31, 2004 and 2003, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

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

To date, we have incurred approximately $4.7 million of costs in connection with the acquisitions of ZN, TDT and Imaging Automation, including:

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

As a result of our acquisitions of ZN, TDT and Imaging Automation, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany are denominated in euros. The results of operations and certain of our inter-company balances associated with this international location are exposed to foreign exchange rate fluctuations. As of

December 31, 2004, the cumulative loss from foreign currency translation adjustments was $322,000. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies. For the year ended December 31, 2004, we had realized and unrealized losses related to transactions with Japanese vendors of approximately $288,000.

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, William K. Aulet, our Chief Financial Officer, Iftikhar Ahmad, our Senior Vice President of Global Services, Mohamed Lazzouni, our Chief Technology Officer, and James P. Ebzery, our Senior Vice President, Customer Solutions. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

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

Lau Technologies, or Lau, and Mr. Buddy Beck, the former sole stockholder of TDT who is now a director and Vice Chairman of our Board of Directors, beneficially own approximately 11.4% and 11.9%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Joanna Lau, the President of Lau, and her spouse Denis K. Berube, the Chief Operating Officer of Lau who also serves as the Chairman of our Board of Directors, under which we will pay each of Ms. Lau and Mr. Berube $125,000 per year for ten years;

•	the Chairman of our Board of Directors and his spouse own a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT in February 2004, Mr. Beck was elected a member of our Board of Directors and appointed Vice Chairman;

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us; and

•	an additional purchase price adjustment of $2.6 million, payable to Mr. Beck, was incurred upon TDT’s selection by the U.S. Department of Defense for the production of smart cards as part of the agency’s CAC program. This amount has been paid in full.

Future sales of our common stock by Lau or Mr. Buddy Beck could depress the market price of our common stock.

As of June 27, 2005, there were 48,090,780 shares of our common stock outstanding. Lau and Mr. Buddy Beck own approximately 11.4% and 11.9%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. For the year ended December 31, 2004, the cumulative loss from foreign currency translation adjustments was $322,000. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. Prior to 2005, we did not hedge foreign currencies utilizing derivative instruments. Subsequent to year end, we entered into derivatives contracts to mitigate exchange risk associated with our Japanese yen purchases. For the year ended December 31, 2004, we had realized and unrealized losses related to transactions with Japanese vendors of approximately $288,000. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the prevention and detection of misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Because of the material weaknesses described below, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions.

In performing its assessment, the Company’s management identified the following material weaknesses in the Company’s internal control over financial reporting:

•	Insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and effectively evaluate and resolve non-routine and/or complex accounting transactions. Management determined that there were insufficient resources to effect a timely financial close process and effectively evaluate and resolve non-routine and/or complex accounting transactions, primarily related to acquisitions.

•	Control processes around information technology systems. Management determined that, with respect to the Company’s information technology systems, there was inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans.

As described below, management has identified and begun implementing the steps they believe necessary to address the material weaknesses described above.

With respect to the lack of accounting resources, the Company:

•	Hired an experienced Accounting Manager with 17 years experience in three public companies who started in January 2005;

•	Hired an Assistant Controller who is a Certified Public Accountant with eight years of experience who started at the beginning of April 2005; and

•	Hired an experienced Business Systems Administrator with eight years of experience working on the same financial management and accounting system currently being implemented company-wide who started at the beginning of March 2005.

With respect to the Company’s information technology, or IT, systems, the Company:

•	Identified gaps in IT policies and procedures as noted above in November 2004;

•	Developed a detailed plan to remediate identified deficiencies which was completed in November 2004;

•	Completed policy and procedure documentation of all key processes in December 2004;

•	Implemented all identified general IT controls in the first quarter of 2005, other than those related to change control and access control of the newly-implemented financial application system and related spreadsheets;

•	Plans to complete implementation of all identified general IT controls in 2005; and

•	Hired a full-time IT manager with seven years experience who started at the beginning of March 2005.

There were no changes to any reported financial results that have been released by the Company in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 only and did not affect the results of this period or any prior period. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, will address the material weaknesses that affected the Company’s internal controls over financial reporting in fiscal year 2004. Management will continue with its on-going evaluation and will improve the Company’s internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of the Company’s system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that the Company’s internal controls over financial reporting will prevent all errors.

Management has evaluated the other internal control processes deemed to be significant for 2004 and has determined that there are no deficiencies in those processes that constitute significant deficiencies or material weaknesses.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Viisage Technology, Inc. did not maintain an effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management identified two material weaknesses in their internal control processes: the lack of sufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and effectively evaluate and resolve non-routine and/or complex accounting transactions and the lack of control processes around information technology systems. Management of Viisage Technology, Inc is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weaknesses the lack of sufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and effectively evaluate and resolve non-routine and/or complex accounting transactions and the lack of control processes around information technology systems. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 financial statements of Viisage Technology, Inc., and this report does not affect our report dated June 24, 2005 on these financial statements.

In our opinion, management’s assessment that Viisage Technology Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Viisage Technology Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Boston, Massachusetts

June 24, 2005

/s/    BDO SEIDMAN, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Viisage Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Viisage Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors, alleging violations of the federal securities laws arising out of purported misrepresentations in the guidance provided by the Company on its anticipated financial results for fiscal 2004 following the release of the Company’s 2004 second and third quarter results, which allegedly artificially inflated the price of the Company’s stock during the period May 3, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If the Company is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. See Note 8 for further information.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and have issued our report thereon dated June 24, 2005 which expressed an unqualified opinion on management’s assessment that Viisage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, and an adverse opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2004.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts

June 24, 2005

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except numbers of shares)

	December 31,
	2004	2003
Assets
Current assets:
Cash	$11,309	$6,666
Accounts receivable	17,075	7,057
Inventories and other costs and estimated earnings in excess of billings	3,382	4,050
Other current assets	1,213	439

Total current assets	32,979	18,212
Property and equipment, net	19,917	25,088
Goodwill	93,507	—
Intangible assets, net	26,046	2,693
Restricted cash	—	6,311
Other assets	3,180	2,176

	$175,629	$54,480

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,279	$6,851
Current portion of project financing	281	3,734
Current portion of related party notes	—	1,740
Current deferred revenue	1,992	—
Other current liabilities	194	—

Total current liabilities	17,746	12,325
Project financing, net of current portion	149	5,813
Related party notes, net of current portion	—	2,334
Deferred tax liability	859	—
Deferred revenue, net of current portion	1,717	—
Other liabilities	368	—

Total liabilities	20,839	20,472

Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 47,724,209 and 23,892,772 shares issued and outstanding at December 31, 2004 and 2003, respectively	48	24
Additional paid-in capital	204,138	76,061
Accumulated deficit	(49,074)	(42,077)
Accumulated other comprehensive loss	(322)	—

Total shareholders’ equity	154,790	34,008

	$175,629	$54,480

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenue	$67,466	$37,371	$32,302
Cost of revenue	48,201	27,844	25,239

Gross margin	19,265	9,527	7,063

Operating expenses:
Sales and marketing	7,028	5,282	5,368
Research and development	4,431	3,650	4,457
General and administrative	9,838	5,110	5,069
Impairment of contract assets	2,000	—	—
Restructuring charges	—	—	824

Total operating expenses	23,297	14,042	15,718

Operating loss	(4,032)	(4,515)	(8,655)
Interest income	162	99	196
Interest expense	(1,933)	(1,068)	(1,071)
Other income (expense), net	(235)	18	—

Loss before income taxes and cumulative effect of change in accounting principle	(6,038)	(5,466)	(9,530)
Provision for income taxes	(959)	(63)	—

Loss before cumulative effect of change in accounting principle	(6,997)	(5,529)	(9,530)
Cumulative effect of change in accounting principle	—	(12,131)	—

Net loss	$(6,997)	$(17,660)	$(9,530)

Basic and diluted loss per share before cumulative effect	$(0.18)	$(0.26)	$(0.48)

Cumulative effect of change in accounting principle	$—	$(0.56)	$—

Basic and diluted net loss per share	$(0.18)	$(0.82)	$(0.48)

Weighted average basic and diluted common shares outstanding	38,664	21,445	20,046

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss

Balance, December 31, 2001	$20	$61,161	$(14,887)	$—	$46,294
Exercise of employee stock options	—	974	—	—	974
Common stock issued for services	—	699	—	—	699
Common stock issued under employee stock purchase plan	—	51	—	—	51
Contributed capital from Lau Acquisition	—	576	—	—	576
Net loss	—	—	(9,530)	—	(9,530)	$(9,530)

Balance, December 31, 2002	20	63,461	(24,417)	—	39,064
Exercise of employee stock options	—	72	—	—	72
Common stock issued for services	—	319	—	—	319
Common stock issued under employee stock purchase plan	—	26	—	—	26
Private placement of common stock, net	4	12,183	—	—	12,187
Net loss	—	—	(17,660)	—	(17,660)	(17,660)

Balance, December 31, 2003	24	76,061	(42,077)	—	34,008
Exercise of employee stock options	1	2,275	—	—	2,276
Common stock issued for assets and directors fees	—	934	—	—	934
Common stock issued under employee stock purchase plan	—	55	—	—	55
Common stock issued for acquisitions	15	77,050	—	—	77,065
Stock option plans assumed	—	8,635	—	—	8,635
Private placement of common stock, net	—	1,707	—	—	1,707
Public offering of common stock, net	8	37,421	—	—	37,429
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(322)	(322)	(322)
Net loss	—	—	(6,997)	—	(6,997)	(6,997)

Comprehensive loss	—	—	—	—	—	$(7,319)

Balance, December 31, 2004	$48	$204,138	$(49,074)	$(322)	$154,790

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flow from Operating Activities:
Net loss	$(6,997)	$(17,660)	$(9,530)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,822	6,806	7,197
Impairment of contract assets	2,000	—	—
Gain on sale of equipment	—	(18)	—
Expenses paid in common stock	333	319	380
Impact of cumulative effect of change in accounting principle	—	12,131	—
Loss (gain) on disposal of fixed assets	(24)	38	132
Loss on disposal of intangible assets	—	118	75
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,794)	303	(2,022)
Inventories and costs and estimated earnings in excess of billings	1,296	1,402	289
Other current assets	(311)	(100)	(38)
Accounts payable and accrued expenses	3,810	1,101	406

Net cash provided by (used for) operating activities	4,135	4,440	(3,111)

Cash Flow from Investing Activities:
Restricted cash	6,311	1,093	(7,404)
Cash paid for acquisitions, net of cash acquired	(14,248)	(1,293)	(2,822)
Additions to property and equipment	(2,555)	(8,195)	(5,702)
Proceeds from sale of equipment	—	35	—
Increase in other assets	(2,500)	(352)	(899)

Net cash used for investing activities	(12,992)	(8,712)	(16,827)

Cash Flow from Financing Activities:
Net proceeds from project financing	4,273	3,318	4,500
Principal payments on project financing	(17,690)	(6,877)	(4,037)
Principal payments on related party debt	(14,546)	—	—
Net proceeds from issuance of common stock	41,467	12,285	1,025

Net cash provided by financing activities	13,504	8,726	1,488

Effect of exchange rate changes on cash	(4)	—	—

Net increase (decrease) in cash and cash equivalents	4,643	4,454	(18,450)
Cash and cash equivalents, beginning of year	6,666	2,212	20,662

Cash and cash equivalents, end of year	$11,309	$6,666	$2,212

Supplemental Cash Flow Information:
Cash paid for interest	$1,688	$1,078	$944
Non-cash Transactions:
Equipment purchased under capital leases	$—	$2,071	$—
Directors fees paid in common stock	$333	$300	$380
Assets contributed from Lau Acquisition Corp.	$—	$—	$576
Common stock issued for private placement costs	$—	$—	$319
Patents acquired in common stock	$601	$19	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. The Company’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication and real-time identity databases, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire lifecycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

•	assurance that the identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

The Company’s advanced technology identity solutions enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biometrica Systems, Inc., Viisage Technology AG, Trans Digital Technologies Corporation (TDT) and Imaging Automation, Inc. for the year ended December 31, 2004. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Biometrica Systems, Inc. for the years ended December 31, 2002 and 2003. Operating results for Viisage AG, Trans Digital Technologies Corporation and Imaging Automation, Inc. are included from their dates of acquisition. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory and Suppliers

Viisage obtains certain hardware components and complete products from a limited group of suppliers. This reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, Viisage may experience significant delays in manufacturing and shipping products to customers if it loses these sources or if supplies from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, the Company does not carry significant inventories of the products it purchases, and it has no guaranteed supply arrangements with its vendors. A loss of a significant vendor could delay sales and increase the Company’s costs.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Computation of Net Income (Loss) per Share

Viisage follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, where basic earnings (loss) per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings (loss) per share calculations are as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Net loss attributable to common shareholders used in basic and diluted net loss per share	$(6,997)	$(17,660)	$(9,530)

Weighted average common shares used in basic net loss per share	38,664	21,445	20,046
Effect of dilutive securities	—	—	—

Weighted average common shares and dilutive potential common shares used in dilutive net loss per share	38,664	21,445	20,046

Basic and diluted net loss per share	$(0.18)	$(0.82)	$(0.48)

The diluted per share amounts do not reflect the impact of options outstanding, or stock warrants, for approximately, 5,866,000, 4,152,000 and 3,382,000 shares at December 31, 2004, 2003 and 2002, respectively because the effect of each is antidilutive.

Revenue and Cost Recognition

The Company delivers document issuance solutions primarily to federal and state government customers. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Product revenue on contracts where title to the products pass to the customer mainly consist of printing system components and consumables including printers, secure coating, ribbon, film, document authentication products and other parts. Revenue on products is recognized when the products are accepted by the customer. Services revenue under these contracts consists of maintenance services on the Company’s installed base of printing systems and document authentication products. The Company also provides on-site technical support and consulting services to its customers primarily in the federal government marketplace. Revenue on fixed price services is recognized over the service period and approximates the timing of the services rendered. Revenue on time and material services is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

During the third quarter of 2003, Viisage adopted the provisions of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, (EITF 00-21), on a cumulative basis as of January 1, 2003. EITF 00-21 governs how to determine whether separate units of accounting exist in a revenue arrangement with multiple deliverables and, if so, how the arrangement consideration should be allocated among separate units of accounting. The operating results for the year ended December 31, 2003 reflect the cumulative

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

effect of this change in accounting principle in 2003 which was a non-cash charge of $12.1 million. When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

Viisage has contracts, generally with state governments for the production of drivers’ licenses and other identification credentials, where it has determined that the contract has multiple elements and where the title to equipment installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with SFAS No. 13. The second element consists of customized software which is accounted for as a long term contract in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, (SOP 97-2), and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, (SOP 81-1), on a units of delivery method of measurement.

Costs related to the hardware element of these contracts are capitalized on the balance sheet and are depreciated over the contract term beginning when the system goes into service. The delivery of these credentials typically requires the Company to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent receipt of payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in secure credentials contracts, the Company defers revenue recognition for the system design and installation phase of such contracts, including customized software and equipment, and recognizes revenue as credentials are produced.

Costs related to the customized software used in drivers’ license contracts are capitalized on the balance sheet during the period in which the Company is designing and installing the system and are amortized over the contract term beginning when the system goes into service. Revenue related to this Viisage’s drivers’ license contracts is recorded as credentials are produced by the system.

The Company’s contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system that the Company designs, implements and supports. The Company’s fixed pricing includes charges for the use of the system, materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	design and integration complexities;

•	nature and number of workstations and sites installed;

•	projected number of secure credentials to be produced;

•	size of the database;

•	level of post-installation involvement that will be required of the Company; and

•	competitive environment.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Other identity solutions contracts typically provide for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally on a fixed price basis, and include milestones and acceptance criteria for the various deliverables under the contract. Contract prices vary depending on, among other things, design and integration complexities, the nature and number of workstations and sites, the size of the database, the level of post-installation support and the competitive environment. In certain cases, the Company provides licenses of off-the-shelf versions of its face recognition software on a per-user basis.

Viisage recognizes revenue under these contracts using the percentage-of-completion methodology in accordance with SOP 81-1. The Company uses the percentage-of-completion methodology to account for revenue under these contracts because:

•	a high level of certainty exists regarding expected cash flows from these contracts; and

•	a reliable basis exists for estimating the percentage of the contract that will be completed at the end of the accounting period.

The Company measures the percentage complete as costs are incurred or based on milestones. These milestones are specific events or deliverables clearly identified in the contract and can include customized systems, installation and services as defined by the contract. When milestone measures are used, billings occur and revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. The Company recognizes revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. Billings occur under these contracts when the milestone is delivered and accepted by the customer. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis using direct labor dollars as the method of measurement.

Viisage records costs and estimated earnings in excess of billings under these contracts as current assets. When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

Revenue related to software licenses of off-the-shelf face recognition software is recognized in accordance with SOP 97-2. For these software licenses the Company recognizes revenue when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the sales price is fixed or determinable;

•	collection is probable; and

•	post delivery obligations have established fair values.

On identity solutions contracts where the arrangement consists of build-to-suit software and solution design during the installation phase of the project, as well as ongoing services under a long-term contract, Viisage applies the criteria in EITF 00-21 to separate the SOP 81-1 deliverables, the installation services, from the non SOP 81-1 deliverables, ongoing maintenance and support services. On these contracts Viisage allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Restricted Cash

There are no restrictions on cash as of December 31, 2004. Approximately $6.3 million of cash as of December 31, 2003, was restricted as to use under the Company’s prior term loan agreement.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments including, accounts receivable, accounts payable, project financing and related party notes approximate fair values primarily due to their short-term nature.

Accounts Receivable and Concentrations of Credit Risk

Accounts receivable are principally due from government agencies and contractors to government agencies under long-term contracts. Billings rendered in connection with work performed are in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2004 and 2003, management determined that no allowance for doubtful accounts was necessary.

For the year ended December 31, 2004, two customers, Telos Corporation (U.S. Department of Defense) and U.S. Department of State each accounted for over 10% of the Company’s revenue and an aggregate of 31% of revenue for the year. As of December 31, 2004, the accounts receivable balances for these customers totaled approximately $6.5 million. For the year ended December 31, 2003, two customers, Pennsylvania Department of Transportation and Illinois Secretary of State, each accounted for more than 10% of the Company’s revenue and an aggregate of 26% of the Company’s revenue. As of December 31, 2003, the accounts receivable balances for these customers was $1.4 million.

Inventories and Other Costs and Estimated Earnings in Excess of Billings

Inventories are stated at the lower of cost or market, net of a reserve for obsolete and slow moving items. Viisage uses the first-in, first-out (“FIFO”) method to determine costs of consumables inventory related to its drivers’ license contracts. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items to ascertain if the recorded allowance is reasonable and adequate. Costs and estimated earnings in excess of billings consist of the measurement of work performed on milestone projects based on the costs incurred and not yet billed.

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases. Depreciation and amortization are calculated using the straight-line or accelerated methods over the estimated useful lives of the related assets (3 to 7 years) or the remaining lease term, whichever is shorter.

System assets related to the hardware and customized software elements of Viisage’s drivers’ license contracts are depreciated over the related contract terms using the straight-line method beginning when the system goes into service. The straight line method approximates the ratio that current gross revenues for the contract bear to the total of current and anticipated future gross revenues for that contract in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets primarily consist of completed technology, patents, customer lists and other assets primarily arising from the acquisition of a business or business assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of 5 to 17 years.

	December 31,		Weighted Average Useful Life
	2004	2003
Gross carrying amount (in thousands):
Patents	$492	$606	17 years
Completed technology	11,959	2,384	5 years
Customer lists	1,328	596	10 years
Acquired contracts	16,200	—	5 years
Non-competition agreements	490	—	2 years
Tradename and trademarks	150	—	3 years

Total intangible assets	30,619	3,586

Accumulated amortization:
Patents	(59)	(80)
Completed technology	(1,538)	(703)
Customer lists	(125)	(110)
Acquired contracts	(2,782)	—
Non-competition agreements	(59)	—
Tradename and trademarks	(10)	—

Total accumulated amortization	(4,573)	(893)

Intangible assets, net	$26,046	$2,693

Amortization expense related to intangible assets was $4.3 million, $526,000 and $360,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization of Viisage’s intangible assets as of December 31, 2004, for the next five fiscal years is as follows (in thousands):

Estimated amortization expense (intangible assets only)
For the year ended December 31, 2005	$5,781
For the year ended December 31, 2006	5,264
For the year ended December 31, 2007	5,042
For the year ended December 31, 2008	4,332
For the year ended December 31, 2009	1,472

Goodwill

Viisage follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. The Company performed the initial step by comparing the Company’s fair market value of the reporting

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

units as determined by considering a number of factors, including an independent valuation that assessed the fair value of the Company based on a comparison of the Company to comparable firms using the guideline company method and comparable transaction method. Viisage also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, Viisage determined that the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as an impairment charge. A rollforward of goodwill for the year ended December 31, 2004 is as follows (in thousands):

Goodwill at December 31, 2003	$—
Goodwill from acquisitions in 2004	93,507
Impairment identified in 2004	—

Goodwill at December 31, 2004	$93,507

Long Lived Assets

The Company evaluates long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Viisage records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

In the fourth quarter of 2004, the Company recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with its contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of the Company’s competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between Viisage and the state that would have provided Viisage with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of future cash flows from this settlement to support the book value of certain system assets installed, the Company has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. Viisage also has evaluated for impairment the remaining $2.9 million in assets being retained by Viisage from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. Based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that Viisage is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, the Company would be required to take a further charge to earnings.

Research and Development Costs

Research and development costs are charged to expense as incurred. In addition, for the years ended December 31, 2004, 2003 and 2002 the Company has certain time and materials contracts to perform services that result in conceptual formulation and design of possible product or process alternative or testing of such with

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

the U.S. Federal Government. The Company generally retains the right to the data and results of its research and development efforts. The Company’s time and materials contracts do not meet the criteria of funded research as defined in SFAS No. 2. The Company recognized revenue of $1.0 million, $2.5 million and $1.6 million related to these contracts during 2004, 2003 and 2002, respectively.

The Company does have other funded research that meets the requirements of SFAS No. 2 for the year ended December 31, 2004. We received funding of $800,000 from these contracts in 2004 which were recorded as an offset to research and development expenses when earned.

Software Costs

The Company reviews software development costs incurred in accordance with the provisions of SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. For the year ended December 31, 2004, the Company capitalized $295,000 in software development costs, which is being amortized over three years. For the year ended December 31, 2003 the Company did not capitalize any software development costs because development costs incurred subsequent to the establishment of technological feasibility were not material. For the year ended December 31, 2002, the Company capitalized $207,000 in software development costs, which is being amortized over three years. Viisage recorded amortization expense of $85,000, $69,000 and $34,000 related to these assets in fiscal 2004, 2003 and 2002, respectively.

Costs related to software developed for internal use are expensed as incurred until technological feasibility has been reached. Costs for externally purchased software are capitalized and depreciated over their estimated useful life not to exceed five years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of net deferred tax assets, Viisage has provided a full valuation allowance against this amount.

Comprehensive Income (loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments. Other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, “Foreign Currency Translation” of $322,000 for the year ended December 31, 2004. The Company had $322,000 of accumulated other comprehensive loss as of December 31, 2004. There were no components of other comprehensive income (loss) for the years ended December 31, 2003 and 2002.

Stock-Based Compensation

The Company accounts for its employees stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. SFAS No.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

123, Accounting for Stock-Based Compensation, established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123 for its employees stock-based compensation awards, which requires disclosure of the pro forma effects on net loss and net loss per share as if SFAS No. 123 had been adopted as well as certain other information.

A reconciliation of net loss as reported to pro-forma net loss and a presentation of per share amounts follows (in thousands except per share amounts):

	For the Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(6,997)	$(17,660)	$(9,530)

Add: stock based employee compensation expense included in reported net income (loss), net of tax	21	—	—

Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(3,360)	(3,038)	(2,279)

Pro forma net loss	$(10,336)	$(20,698)	$(11,809)

Net loss per share:
Basic and diluted, as reported	$(0.18)	$(0.82)	$(0.48)
Basic and diluted, pro forma	$(0.26)	$(0.97)	$(0.59)

Foreign Currency Translation

Assets and liabilities of the Company’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of December 31, 2004. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the period. The Company did not have operations in Germany during 2003. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity in accordance with SFAS No. 130. Other expense included approximately $235,000 for the year ended December 31, 2004 was the result of realized and unrealized losses, net of realized gains, related to foreign currency fluctuations on purchases that Viisage made in Japanese Yen in 2004.

Advertising Costs

Advertising costs are charged to expense as incurred and consist of costs of producing advertising and sales-related collateral materials. Advertising expense for the years ended December 31, 2004 and 2003 were $11,000 and $10,000, respectively. There were no advertising expenses for the year ended December 31, 2002.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS 151, Inventory Costs, An Amendment of ARB 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. The Company is required to adopt SFAS No. 151 on January 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R), which will be effective in the Company’s first quarter of fiscal 2006. As permitted by SFAS 123, the Company

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans. Accordingly, the adoption of SFAS 123R’s fair value method will significantly increase the Company’s recognized employee compensation expense, thereby reducing net income and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the market value and the amount of share-based awards granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 11 below, “Shareholders’ Equity”. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future.

In December 2004, the FASB issued FASB Staff Position, (FSP 109-1), Application of FASB Statement 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 states that the impact of this deduction should be accounted for as a special deduction rather than a rate reduction. It was effective immediately and has no impact on Viisage’s 2004 consolidated financial statements.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004. FSP No. 109-2 grants a waiver to SFAS No. 109 requirement to account for the impacts of new legislation in the period of enactment. It was effective immediately and had no impact on Viisage’s 2004 consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe the adoption of SFAS No. 153 will have a material impact on Viisage’s financial condition, results of operations and liquidity.

3. RELATED PARTY TRANSACTIONS

Debt

In May 2003 the Company entered into a loan agreement with Lau Technologies (“Lau”) which is a significant shareholder of Viisage, which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations the Company had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes with borrowing limits of $3.0 million and $2.5 million, were additional financing related to two new state contracts. All four new term notes bore interest at a rate of 8.5%. The Company believes that the terms of this loan agreement were the same as the terms that would have been provided by an unaffiliated lender. As of December 31, 2004 the obligations under this loan agreement were paid in full and the agreement has been terminated. Interest expense related to these term notes was $262,000 for the year ended December 31, 2004 (See Note 6 for further information).

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Other

On January 10, 2002, the Company acquired the assets of Lau Security Systems, including technology, patents, contracts and distribution channels. In return, the Company agreed to pay Lau a royalty of 3.1% of face recognition revenues through June 30, 2014, up to a maximum of $27.5 million and assume certain liabilities related to the acquired business. Royalty expense included in operating expenses was approximately $101,000, $184,000 and $101,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Viisage provided administrative services for Lau for an annual fee of approximately $19,000, $109,000 and $114,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

A use and occupancy agreement with Lau required the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. For the years ended December 31, 2003 and 2002 fees paid under this use and occupancy agreement were $725,000 and $699,000. This agreement was terminated in January 2004.

At December 31, 2004 there was no outstanding accounts receivable balance due from or accounts payable balance due to Lau. At December 31, 2003 there was no accounts receivable balance due from Lau and there was $23,000 of accounts payable due to Lau.

In connection with the purchase of the business of Lau Security Systems, the Company entered into consulting agreements with Denis K. Berube, Executive Vice President and Chief Operating Officer of Lau and Chairman of the Viisage Board of Directors, and Joanna Lau, President and Chief Executive Officer of Lau. Under the consulting agreements, each of Mr. Berube and Ms. Lau will receive annual compensation of $125,000. Each agreement terminates at the earlier of January 10, 2012 or commencement of the consultant’s full-time employment elsewhere.

In connection with the acquisition of Trans Digital Technologies Corporation (TDT) in February 2004, the Company issued a promissory note to B.G. Beck, the former President and Chief Executive Officer of TDT and Vice Chairman of the Viisage Board, in the amount of $15.3 million, which bore interest at an annual rate of 8.5% and was secured by some of TDT’s assets. This note was repaid in full during 2004.

In connection with the acquisition of TDT, the Company also entered into a consulting agreement with Mr. Beck. Under the agreement, Mr. Beck will receive annual compensation of $300,000 for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for Viisage.

In connection with the acquisition of ZN Vision Technologies AG (ZN) in January 2004, Viisage Technology AG entered into a consulting agreement with Yon AG of which Marcel Yon, a member of the Viisage Board, is the Chief Executive Officer and sole shareholder. Under the consulting agreement, Yon AG was eligible to receive annual compensation of approximately $110,000 and up to $55,000 in performance bonuses. This agreement was terminated by Viisage Technology AG on December 31, 2004. Viisage Technology AG paid Yon AG approximately $126,000 under this agreement in 2004. Viisage Technology AG also leases certain office space in Bochum, Germany that is owned by Zentrum für Neuroinformatik GmbH, of which Mr. Yon is the Chief Executive Officer and beneficially owns, directly and indirectly, approximately 38% of its outstanding share capital. Viisage Technology AG believes the terms of the lease agreement are consistent with market rates. The lease agreement may be terminated at any time with six months notice.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

The Company has employment and noncompetition agreements with certain officers. Such agreements provide for employment and related compensation, and restrict the individuals from competing, as defined, with the Company during the terms of their respective agreements and for up to two years thereafter. The agreements also provide for the grant of stock options under the Company’s stock option plan and for severance payments upon termination under circumstances defined in such agreements.

4. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	December 31,		Weighted Average Useful Life
	2004	2003
System assets held under capital leases	$250	$9,455	5 years
System assets	51,216	42,702	5 years
Computer and office equipment	3,269	1,532	5 years
Leasehold improvements	147	122	5 years

	54,882	53,811

Less accumulated depreciation	34,965	28,723

	$19,917	$25,088

In 2004, the Company paid off approximately $13.0 million of debt that it had incurred to finance capital assets. As a result, the Company reclassified these assets from system assets held under capital leases to system assets for disclosure purposes.

Included in system assets at December 31, 2004 are $500,000 of assets held for sale to Georgia related to the state’s agreement to purchase certain assets pursuant to a portion of the settlement agreement between Viisage and the state which was upheld by the Georgia court in its summary judgment ruling. In the first quarter of 2005 the Company received full payment from the state for these assets. Also included in system assets is approximately $2.9 million of system assets remaining from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. The Company has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with the state regarding these assets, the Company would be required to take a further charge to earnings. In the fourth quarter of 2004, the Company recorded a $2.0 million impairment charge related to certain assets deployed within the state deemed to have no alternative use. (See Note 2 and Note 8).

The net book value of system assets under capital leases was approximately $277,000 and $3.9 million at December 31, 2004 and 2003, respectively. Depreciation expense on fixed assets for the years ended December 31, 2004, 2003 and 2002 was approximately $6.6 million, $6.3 million and $6.8 million, respectively.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accounts payable	$10,298	$3,673
Accrued bonus	791	830
Accrued payroll and related taxes	368	462
Accrued vacation	658	436
Other accrued expenses	3,164	1,450

	$15,279	$6,851

6. LONG TERM DEBT AND PROJECT FINANCING ARRANGEMENTS

During 2004, the Company repaid in full its $4.3 million debt obligation to Lau. During 2004, Viisage incurred and repaid in full a $15.3 million promissory note that it had issued to Buddy Beck, a director of Viisage and the former sole shareholder of TDT in connection with its acquisition of TDT, including $14.5 million repaid in cash and the remaining $0.8 million repaid as an offset against a purchase price reduction negotiated as part of the acquisition of TDT. In addition, Viisage repaid $7.7 million in the fourth quarter of 2004 representing the outstanding principal balance under its loan agreement with Commerce Bank and Trust Company which was subsequently terminated.

On December 14, 2004, Viisage entered into a Loan and Security Agreement (the “Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”). The Loan Agreement permits Viisage to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of December 31, 2004, the Company estimates that the amount available to us under the Loan and Security Agreement was approximately $3.5 million based on the financial covenants. Any amounts borrowed under the Loan Agreement bear interest at the rate of the Bank’s prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at Viisage’s option, and must be repaid on or before May 30, 2007. In March 2005, the Company entered into an amendment to the Loan Agreement to modify the financial covenants and make certain other changes. As of December 31, 2004 there are no borrowings outstanding under the Loan Agreement. In accordance with the Loan Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and its subsidiaries.

As of December 31, 2004, Viisage was not in compliance with the earnings before interest, taxes, depreciation and amortization (EBITDA) covenant under the Loan and Security Agreement. The Company has received a waiver for the quarter ended December 31, 2004 from Citizens and has amended this covenant and certain of the other covenants in the Loan Agreement. Although we are in compliance with the amended financial covenants for the quarter ended April 3, 2005, we are not in compliance with the covenant that requires us to make timely required filings with the Securities and Exchange Commission as a result of our failure to timely file this Form 10-K and our Form 10-Q for the quarter ended April 3, 2005. Once we have made these filings, we will be in compliance with all of the covenants under the Loan and Security Agreement. Viisage is in compliance with the amended covenants for the quarter ended April 3, 2005. While there currently are no borrowings outstanding under the Loan Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of the Company’s customers, if the Company does not remain in compliance with such covenants, Citizens could refuse to lend funds to the Company and could require immediate repayment of any amounts outstanding at the time that the Company is not in compliance with such covenants.

In April 2003 the Company entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of its suppliers. These project lease arrangements are accounted for as capital

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2004, the Company had outstanding approximately $229,000 under these arrangements. The interest rates on these capital leases range between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 the Company entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2004, Viisage had outstanding approximately $201,000 under this arrangement.

Approximate future minimum lease payments under project financing capital leases are as follows:

Year Ending (in thousands):
2005	$297
2006	81
2007	61
2008	21
2009	—

Total minimum payments	460
Less interest portion	30

Present value of net minimum lease payments	430
Less current portion	281

Long-term portion	$149

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under noncancellable operating leases. Rental expense for operating leases for the years 2004, 2003, and 2002 was approximately $1.2 million, $1.4 million and $1.3 million, respectively.

At December 31, 2004, approximate future minimum rentals under the operating leases, are as follows:

Operating Leases
Year Ending (in thousands):
2005	$666
2006	682
2007	698
2008	714
2009	390
Thereafter	282

$3,432

Employment Agreements

The Company has employment agreements with certain individuals that provide for up to one year of severance payments as a result of early termination without cause. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

Other Commitments

The Company has outstanding standby letters of credit with Citizens Bank of approximately $2.3 million. These letters of credit are required on certain of the Company’s customer contracts.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

In addition, in May 2005, the Company made certain purchase commitments of $1.0 million with respect to printer purchases from a vendor.

8. LITIGATION

In May 2005, Viisage, Toppan Printing Co., Ltd. and Fargo Electronics, Inc. agreed to a settlement of the lawsuit Fargo had filed against Toppan and TDT in July 2004 in the U.S. District Court for the Eastern District of Virginia. The lawsuit alleged that a reverse image printer manufactured by Toppan and distributed by TDT infringed four U.S. patents owned by Fargo. The settlement agreement required Toppan to pay a settlement amount to Fargo and granted Fargo distribution rights worldwide outside Japan for the Toppan CP-400 card printer. Additionally, the Company and Fargo entered into a strategic distribution agreement that allows the Company to purchase the full line of Fargo printers, become Fargo’s exclusive distributor of the Toppan CP-400 card printer to the U.S. federal government and U.S. state drivers’ license markets, and distribute the Toppan CP-400 printer worldwide outside Japan. As part of this arrangement, Viisage has committed to purchase $1.0 million of products from Fargo over the next two years and will pay to Fargo a commission on future sales of the Toppan CP-400 printer and consumables for the Department of Defense Common Access Card program.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with Viisage to install the State’s new drivers’ license system. In July 2004, Viisage reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay the Company $2.0 million in cash and the State agreed to purchase certain equipment from the Company for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, Viisage believes either that the settlement agreement with DMVS is not effective and that the Company’s contract with DMVS remains in place, or that Viisage’s initial claim for an $8.2 million settlement payment is revived. The State has paid the $500,000 for the equipment and the Company appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted not to hear the Company’s appeal of the summary judgment ruling on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, Viisage has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, the Company has removed the contract from its backlog, and will lose up to $19.7 million in revenue that it expected to recognize over the next five and one-half years, unless Viisage is able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the terminated contract. Viisage also has evaluated for impairment the remaining $2.9 million in assets being retained by Viisage from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. Based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While Viisage believes it can utilize these assets either in Georgia, if Viisage wins the new contract, or on alternative projects, to the extent that Viisage is unable to utilize these

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, Viisage would be required to take a further charge to earnings.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of the Company’s Board of Directors. A motion has been filed by the so-called Turnberry Group to consolidate these lawsuits into one action. This motion also seeks to have the Turnberry Group designated as lead plaintiff and its counsel designated as lead counsel. These suits allege violations of the federal securities laws by Viisage and certain of its officers and directors arising out of purported misrepresentations in the guidance provided by the Company on its anticipated financial results for fiscal 2004 following the release of the Company’s 2004 second and third quarter results, which allegedly artificially inflated the price of Viisage’s stock during the period May 3, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If Viisage is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. It is possible that the Company’s insurance policies either may not cover potential claims of this type or may not be adequate to indemnify Viisage and its officers and directors for all liability that may be imposed. While the Company believes that the allegations and claims made in these lawsuits are wholly without merit and intends to defend the actions vigorously, Viisage cannot be certain that it will be successful in this litigation.

9. RETIREMENT BENEFITS

The Company established the Viisage 401(k) plan on January 1, 2003. The plan permits pretax contributions by participants of up to 15% of base compensation. The Company may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 20% per year in employer contributions. The Company did not have any costs for this plan for the year ended December 31, 2004. Costs for this plan amounted to approximately $182,000 for the year ended December 31, 2003. Prior to 2003, the Company participated in the Lau 401(k) plan and paid its proportionate share of plan expenses based on the number of participants. Costs for this plan amounted to approximately $191,000 for the year ended December 31, 2002.

10. INCOME TAXES

The deferred income tax provision in 2004 includes $859,000 to record the deferred tax liability related to tax deductible amortization of certain goodwill. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense related to certain goodwill for tax purposes. As a result, a deferred tax provision was required to record the deferred tax liability of tax deductible goodwill amortization. There was no provision for Federal income taxes for the years ended December 31, 2003 or 2002 due to the net losses in those years.

State income tax expense for the year ended December 31, 2004 was $100,000 compared to income tax expense for state income taxes of $63,000 and zero dollars for the year ended December 31, 2003 and 2002,

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

respectively. A reconciliation of the federal statutory rate to Viisage’s effective tax rate for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Valuation allowance recorded	25.8%	40.0%	40.0%

Effective tax rate	(14.2)%	—%	—%

The components and approximate tax effects of the Company’s deferred tax assets and liabilities as of December 31, 2004, and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets (liabilities):
Net operating loss carryforwards for tax purposes	$18,678	$16,628
Property, plant and equipment	1,036	(2,169)
Accruals and other reserves	176	247
Goodwill	(859)	—

Net deferred tax asset before valuation allowance	19,031	14,706
Valuation allowance	(19,890)	(14,706)

Net deferred tax liability	$(859)	$—

Due to the uncertainty surrounding the realization of the net deferred tax asset as a result of the recurring and cumulative losses from operations, the Company has provided a full valuation allowance against this amount.

At December 31, 2004, the Company has available estimated net operating loss carryforwards for federal tax purposes of approximately $46.7 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2012 through 2024 and are subject to review and possible adjustment by the Internal Revenue Service.

11. SHAREHOLDERS’ EQUITY

Stock Option Plans

Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the Plans), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest either immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in some cases, earlier if certain performance criteria are met. All options granted under the Plans expire ten years from the date of grant.

In fiscal year 2001, the Company adopted the “2001 Stock in Lieu of Cash Compensation for Directors Plan” to compensate the non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 800,000 shares of Viisage common stock.

During 2004, 2003 and 2002, each non-employee member of the Company’s Board of Directors serving for a full year received $60,000 of compensation in cash and stock. For each year an aggregate of 61,025, 78,738 and

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

61,486 shares of common stock, respectively, was issued. The fair market value of the common stock on the grant date was approximately $333,000, $300,000 and $380,000 for the years ended December 31, 2004, 2003 and 2002 and was expensed during each year then ended. In addition, the Company issued options to purchase an aggregate of 70,000, 60,000 and 60,000 shares of common stock options to each non-employee member of the Board of Directors serving for a full year during the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company has reserved 6,000,000 shares of common stock for issuance under the management plan, of which 968,803 shares are available for future grants. The Company has reserved 1,076,616 shares of common stock for issuance under the directors’ plan, of which 555,000 are available for future grants.

As part of the ZN Vision Technologies AG (ZN) acquisition, the Company agreed to assume ZN’s employee share option plan and accordingly has reserved 1,138,546 shares of Viisage common stock for future issuance to participants in this plan. The options under this plan were fully vested prior to the close of the transaction.

As part of the Imaging Automation, Inc. (iA) acquisition, the Company issued fully vested stock options effective as of the close of the transaction to assume iA’s employee stock option plans and accordingly has reserved 565,270 shares of Viisage common stock for issuance to the plans’ participants.

A summary of stock option activity under the Plans is as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding, December 31, 2001	2,282,080	$0.84 - $12.50	$3.87
Granted	1,578,000	3.08 - 8.41	4.58
Exercised	(414,763)	0.94 - 3.06	2.07
Forfeited	(875,322)	0.94 - 12.50	3.60

Options outstanding, December 31, 2002	2,569,995	0.84 - 12.50	4.72
Granted	1,063,500	3.63 - 4.70	4.15
Exercised	(33,163)	0.94 - 3.99	1.91
Forfeited	(261,753)	2.25 - 12.25	6.12

Options outstanding, December 31, 2003	3,338,579	0.84 - 12.50	4.42
Granted/assumed	2,798,902	0.01 - 13.25	2.58
Exercised	(916,032)	0.01 - 6.30	2.48
Forfeited	(168,006)	1.875 - 12.25	5.67

Options outstanding, December 31, 2004	5,053,443	$0.01 - $13.25	$3.72

The following table summarizes information about outstanding options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share
$0.01 - $ 1.88	1,462,533	8.03 years	$0.08	1,462,533	$0.26
2.25 - 4.04	1,578,062	7.39 years	3.46	836,073	3.44
4.44 - 7.25	1,776,473	8.90 years	5.81	465,110	5.47
7.80 - 13.25	236,375	5.24 years	12.26	185,707	12.31

$0.01 - $13.25	5,053,443		$3.72	2,949,423	$2.65

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

	2004	2003	2002
Risk free interest rate	4.26%	4.0 -5.0%	4.0 -5.0%
Expected dividend yield	—	—	—
Expected lives	10 years	3 -10 years	3 -10 years
Expected volatility	85%	80%	80%
Fair value of options granted	$5.71	$3.52	$3.83

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 340,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower of 85% of the closing price on the first or last day of periods defined in the plan. As of December 31, 2004, 271,274 shares have been issued and options to purchase 8,907 shares of common stock at $7.07 per share were vested under the plan.

Common Stock and Warrants

At December 31, 2004 the Company had outstanding warrants, which can be converted into 812,469 shares of common stock, with exercise prices ranging from $10.46 to $12.35 and expiration dates from November 30, 2005 to November 6, 2006.

On September 8, 2003, the Company sold an aggregate of 3,517,503 shares of its common stock at a purchase price of $3.775 per share in a private sale to institutional investors. The gross proceeds were approximately $13.2 million before investment fees and related expenses of approximately $1.0 million. In addition, on January 27, 2004, the Company sold an additional 456,007 shares of its common stock at $3.775 per share for proceeds of $1.7 million in a private sale to the same institutional investors following the closing of the ZN acquisition (see Note 15 for further discussion).

On August 4, 2004, the Company sold an aggregate of 7,309,666 shares of its common stock at a purchase price of $5.50 per share in an underwritten public offering. The net proceeds from this offering, after underwriting discounts and commissions and offering expenses, were approximately $37.4 million.

12. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

The Company follows SFAS No. 131 “Disclosures about Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. At December 31, 2004, the Company operated in one business segment, the advanced technology identity solutions segment. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During 2004, the Company completed three acquisitions which contributed intellectual property that changed the Company’s product mix and service offerings. In 2004, the Company had proprietary products and

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

service capability to deliver and did deliver fully integrated identity solutions projects across the Company’s entire customer base. As a result, during the fourth quarter of 2004, the Company realigned its product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total operating expenses of identity solutions products and services across all markets and geographic regions. This change in the structure of the Company’s internal organization resulted in a change in the composition of the Company’s reportable segments for 2004 to one segment. The Company has restated the segment disclosure for 2003 and 2002 to conform to the segment reporting for the year ended December 31, 2004.

Revenues by market for fiscal years 2004, 2003 and 2002 are disclosed in the following table (in thousands):

	2004	2003	2002
State and Local	$40,916	$34,064	$30,076
Federal	25,760	2,561	1,630
Commercial/Emerging Markets	790	746	596

	$67,466	$37,371	$32,302

The Company’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	2004	2003	2002
Revenue
United States	$65,023	$36,571	$32,302
Rest of World	2,443	800	—

	$67,466	$37,371	$32,302

Total Assets
United States	$151,948	$54,480
Germany	23,658	—

	$175,606	$54,480

Goodwill
United States	$77,563	$—
Germany	15,930	—

	$93,493	$—

Of the total revenue for the years ended December 31, 2004 and 2003, $2.4 million and $800,000 was earned from export sales, respectively. The Company did not have significant international sales to individual countries in 2004, 2003 or 2002.

For the year ended December 31, 2004, Telos Corporation (U.S. Department of Defense) accounted for 15% of the Company’s revenue and U.S. Department of State accounted for 16% of the Company’s revenue for the year. As of December 31, 2004, the accounts receivable balances for these customers were approximately $3.9 million and $2.6 million, respectively. For the year ended December 31, 2003, Pennsylvania Department of

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Transportation accounted for 13.5% of the Company’s revenue and Illinois Secretary of State, accounted for 13.1% of the Company’s revenue. As of December 31, 2003, the accounts receivable balance for these customers was $1.4 million. For the year ended December 31, 2002, Connecticut Department of Information Technology accounted for 10% of the Company’s revenue and Mississippi Department of ITS accounted for 12% of the Company’s revenue for the year.

13. RESTRUCTURING CHARGES AND ACQUISITION EXPENSES

In connection with the acquisitions and the resulting consolidation of operations, management committed to a restructuring plan in the fourth quarter of 2002. Additionally, the plan was executed in December 2002.

In connection with these actions, Viisage recorded restructuring costs of $824,000 in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. Included in the charge was $156,000 for the abandonment and write off of excess property, equipment and leasehold improvements. Additionally $248,000 was recorded for workforce reduction, consisting of severance and extended insurance benefits attributable to employees. The remaining $420,000 represented an accrual for non-cancelable lease payments for abandoned lease space, less management’s estimates of sublease income.

All charges associated with the restructuring are included as restructuring costs under operating expenses in the statement of operations for fiscal 2002. There were no accrued restructuring liabilities outstanding as of December 31, 2004.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2004 and 2003. The operating results for 2003 are as reported after the Company adopted EITF 00-21 on a cumulative basis as of January 1, 2003. The first quarter results include a $12.1 million charge related to the accounting change (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2004
Revenue	$12,259	$16,276	$19,907	$19,024
Gross margin	$3,353	$4,969	$5,507	$5,436
Net loss	$(1,632)	$(317)	$198	$(5,246)
Net loss applicable to common shareholders	$(1,632)	$(317)	$198	$(5,246)
Basic and diluted net loss per share	$(0.05)	$(0.01)	$—	$(0.11)
Basic and diluted net loss per share applicable to common shareholders	$(0.05)	$(0.01)	$—	$(0.11)

For the Year Ended December 31, 2003
Revenue	$8,155	$8,789	$10,108	$10,315
Gross margin	$1,366	$1,963	$3,380	$2,818
Net loss	$(14,496)	$(1,376)	$(389)	$(1,399)
Net loss applicable to common shareholders	$(14,496)	$(1,376)	$(389)	$(1,399)
Basic and diluted net loss per share	$(0.72)	$(0.07)	$(0.02)	$(0.06)
Basic and diluted net loss per share applicable to common shareholders	$(0.72)	$(0.07)	$(0.02)	$(0.06)

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

15. ACQUISITIONS

On January 23, 2004 Viisage acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of Viisage common stock and $493.00 in cash. In addition, Viisage agreed to assume ZN’s employee share option plan, and accordingly have reserved 1,138,546 shares of Viisage common stock for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction and accordingly have been included in the purchase price at their fair value. The purchase price for the acquisition was $31.4 million, based on the per share price of Viisage common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed and the acquisition was announced. The acquisition was accounted for as a purchase, and accordingly, the operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. Viisage engaged an independent third party appraiser to perform a review of the acquired assets and has allocated the purchase price based on the results of their findings. The Company has recorded approximately $445,000 in amortization related to the acquired intangible assets from the date of the acquisition through December 31, 2004. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of its European operations.

On February 14, 2004 Viisage acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $56.6 million. The purchase price consisted of 5,850,000 newly issued shares of Viisage common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, the date on which the purchase agreement was signed and the acquisition was announced, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. Viisage engaged an independent third party appraiser to perform a review of the acquired assets and has allocated the purchase price based on the results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. The Company has recorded approximately $2.7 million in amortization related to the acquired intangible assets from the date of the acquisition through December 31, 2004. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

In connection with the acquisition of TDT, Viisage agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4.0 million prior to June 30, 2004. Viisage received an initial purchase order of $10.2 million for this program prior to June 30, 2004 and therefore recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill. This additional goodwill was offset by approximately $754,000 of identified purchase price adjustments recorded in 2004 related to certain provisions in the stock purchase agreement.

On October 5, 2004, we acquired all of the outstanding capital stock of Imaging Automation, Inc. through a merger between Imaging Automation and a wholly-owned subsidiary of Viisage valued at approximately $40.6 million. The purchase price consisted of 3,908,387 newly issued shares of Viisage common stock approximately $5.0 million in cash and the assumption of $2.9 million in debt, which has subsequently been repaid in full. For accounting purposes the value of Viisage common stock was $6.27 which was the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

October 5, 2004, the date on which the purchase agreement was signed and the acquisition was announced. The Company issued fully vested stock options effective as of the close of the transaction to assume the options outstanding under the Imaging Automation stock option plans for which we reserved approximately 565,270 shares of Viisage common stock recorded as part of the purchase price at their fair value of approximately $3.7 million. The acquisition was accounted for as a purchase in the fourth quarter of 2004 and therefore the operations of Imaging Automation were included in the financial statements from and after the effective date of the transaction. The Company has engaged an independent third party appraiser to perform a review of the acquired assets and will allocate the purchase price based on the results of its findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future.

The preliminary allocation of the purchase price for ZN, TDT and Imaging Automation, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT	iA
Current assets	$1,639	$3,020	$546
Software license receivable	—	—	2,303
Property and equipment	140	42	183
Identified intangible assets	6,335	14,460	5,750
Goodwill	23,460	39,050	30,997

	$31,574	$56,572	$39,779

Identified intangible assets acquired in connection with the acquisitions of ZN, TDT and Imaging Automation consist primarily of completed technology, customer lists, acquired contracts, non-competition agreements, tradenames and trademarks. These intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

	December 31, 2004	Estimated Useful Life
Gross carrying amount:
Completed technology	$9,575	5 years
Customer lists	130	10 years
Acquired contracts	16,200	5 years
Non-competition agreements	490	2 years
Tradename and trademarks	150	3 years

Total intangible assets	26,545

Accumulated amortization:
Completed technology	(645)
Customer lists	(8)
Acquired contracts	(2,782)
Non-competition agreements	(59)
Tradename and trademarks	(11)

Total accumulated amortization	(3,505)

Intangible assets, net	$23,040

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Estimated amortization expense (intangible assets only)
For the year ended December 31, 2005	5,254
For the year ended December 31, 2006	4,840
For the year ended December 31, 2007	4,633
For the year ended December 31, 2008	3,944
For the year ended December 31, 2009	1,084

The unaudited pro forma and combined selected operating data are presented as if the acquisitions of ZN, TDT and Imaging Automation had occurred on January 1, 2003 and 2004 for the years ended December 31, 2004 and 2003, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN, TDT and iA been operating as a combined entity for the periods presented. For the year ended December 31, 2003, Viisage incurred a non-cash charge of $12.1 million representing the cumulative effect of a change in accounting principle related to the Company’s adoption of Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21, on a cumulative basis as of January 1, 2003. The unaudited pro forma revenue, loss and loss per share information for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003
Revenue	$72,171	$54,875
Loss before cumulative effect of change in accounting principle	$(7,555)	$(19,107)
Net loss	$(7,555)	$(31,238)
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.51)
Basic and diluted net loss per share	$(0.15)	$(0.83)

16. SUBSEQUENT EVENTS

See Note 8 for a discussion of certain legal proceedings subsequent to December 31, 2004.

The Company has been subject to a delisting proceeding by the Nasdaq Stock Market as a result of its failure to timely file its Form 10-K for the fiscal year ended December 31, 2004 and its Form 10-Q for the fiscal quarter ended April 3, 2005. A Nasdaq Listing Qualifications Panel has determined to continue the listing of the Company’s common stock on the Nasdaq National Market provided that the 2004 Form 10-K and first quarter 2005 Form 10-Q are filed on or before June 30, 2005. If the Company does not meet these conditions, its stock may be delisted from the Nasdaq National Market.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(c) Changes in internal controls. As discussed above and in “Management’s Annual Report on Internal Control over Financial Reporting”, during the fourth quarter of 2004 and the first quarter of 2005, we have made significant changes to our internal control over financial reporting designed to remediate the material weaknesses identified as of December 31, 2004. Other than such changes, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

Directors are elected by our stockholders. Directors are divided into three classes, and each director serves for a term of three years and until his or her successor is elected and qualified or until his or her earlier resignation, death, or removal. One class of directors is elected at each annual meeting for a three-year term.

Directors Whose Terms Expire at the 2005 Annual Meeting (Class III Directors)

Peter Nessen, 69, has served as a director of Viisage since its incorporation in May 1996. Since July 2003, Mr. Nessen has served as the President of Nessen Associates Ltd., a non-profit consulting company. From January 2003 to July 2003, Mr. Nessen served as an adviser to the Governor of the Commonwealth of Massachusetts on education matters. Mr. Nessen has been Chairman of the Board of NCN Financial, a private banking firm, since January 1995. From June 1993 through December 1994, Mr. Nessen was Dean for Resources and Special Projects at Harvard Medical School.

Thomas J. Reilly, 66, has served as a director of Viisage since its incorporation in May 1996. Mr. Reilly has been a self-employed financial consultant since December 1994. From June 1966 through November 1994, Mr. Reilly was with Arthur Andersen LLP, a public accounting firm, where he became a partner in 1975.

Marcel Yon, 38, was appointed a director of Viisage in June 2004. Mr. Yon was a founder of ZN Vision Technologies AG and served as its Chief Executive Officer from its inception in April 2000 until it was acquired by Viisage in January 2004. Mr. Yon currently serves as the Chief Executive Officer of Yon AG, a consulting firm. Prior to founding ZN, Mr. Yon advised on international mergers and acquisitions and strategy with Lazard & Co., an investment bank, in London.

Directors Whose Terms Expire at the 2006 Annual Meeting (Class I Directors)

Denis K. Berube, 62, has been the Chairman of the Board of Directors of Viisage since the Company’s incorporation in 1996. Mr. Berube is Executive Vice President and Chief Operating Officer of Lau Technologies (“Lau”). Lau is one of the largest holders of Viisage Common Stock, directly owning approximately 11.4% of its issued and outstanding Common Stock. Mr. Berube has been employed at Lau since 1990.

B.G. Beck, 68, was the President and Chief Executive Officer of Trans Digital Technologies Corporation from 1998 until its acquisition by Viisage in February 2004. Mr. Beck currently serves as a consultant to Viisage and also serves as a member of the Boards of Directors of Cardinal Financial Corporation, a provider of comprehensive individual and corporate banking services.

Charles E. Levine, 52, has served as a director of Viisage since 1998. Mr. Levine retired in September 2002 from his position as President of Sprint PCS, a position he had held since January 1997. Before joining Sprint PCS, Mr. Levine served as Senior Vice President of Octel Services, a provider of voice systems services, from October 1994 through September 1996. Mr. Levine currently also serves as a member of the Boards of Directors of @Road, Inc., a wireless applications provider, Sierra Wireless Inc., a provider of a broad range of wireless products, including data modems, embedded modules and mobile phones, Somera Communications, a provider of telecommunications operators with equipment and deployment services, and Lexar Media, Inc., a provider of digital media such as compact flash and other flash memory products.

Directors Whose Terms Expire at the 2007 Annual Meeting (Class II Directors)

Bernard C. Bailey, 51, joined Viisage in August 2002 as Chief Executive Officer. From January 2001 through August 2002, Mr. Bailey served as the Chief Operating Officer of Art Technology Group. Between April 1984

and January 2001, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the US Naval Academy, Mr. Bailey served for eight years as an officer in the US Navy.

Harriet Mouchly-Weiss, 62, has served as a director of Viisage since its incorporation in May 1996. Ms. Mouchly-Weiss founded Strategy XXI Group, an international communications and consulting firm, in January 1993 and has served as its managing partner since that time. Ms. Mouchly-Weiss currently also serves as a member of the Board of Directors of American Greetings Corporation, a company engaged in the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products.

Paul T. Principato, 51, has served as a director of Viisage since May 2001 and as Chief Financial Officer of Lau since its incorporation in March 1990. Prior to 1990, Mr. Principato served as Controller at Barry Wright Corp.

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Bernard C. Bailey, 51, joined Viisage in August 2002 as Chief Executive Officer. From January 2001 through August 2002, Mr. Bailey served as the Chief Operating Officer of Art Technology Group. Between April 1984

and January 2001, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the US Naval Academy, Mr. Bailey served for eight years as an officer in the US Navy.

Iftikhar A. Ahmad, 53, was appointed Senior Vice President, Worldwide Services in January 2005. Between October 2002 and December 2004, he served as Senior Vice President and General Manager of our Secure Credentials business segment. Between March 1999 and October 2002 he served as Viisage’s Vice President of Engineering and Program Management. From November 1996 until March 1999, Mr. Ahmad served as a Director in our Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau’s Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

William K. Aulet, 47, joined Viisage in February 2003 as Chief Financial Officer. Between August 1996 and February 2003, he served as the President of SensAble Technologies. Mr. Aulet was one of the founders of Cambridge Decision Dynamics, where he served as President from April of 1995 to August of 1996. Prior to Cambridge Decision Dynamics, he spent twelve years at IBM Corporation, where he held various management positions. He previously was a Senior Lecturer at MIT’s Sloan School of Management.

James P. Ebzery, 45, was appointed Senior Vice President, Customer Solutions in January 2005. Between November 2002 and December 2004, he served as Senior Vice President of Sales and Marketing. Mr. Ebzery served as Vice President of Operations for Internet Capital Group from April 2000 to February 2002. Prior to joining Internet Capital Group, he held senior sales and marketing positions at IBM Corporation from December 1983 to April 2000. He also served as the Worldwide Solutions Executive for the IBM Supply Chain Software Business.

Mohamed Lazzouni, 45, was appointed Chief Technology Officer in January 2005 and Senior Vice President in April 2005. Between November 2002 and December 2004, he served as Viisage’s Vice President of Engineering. From November 2001 to November 2002, Dr. Lazzouni was an independent consultant to Viisage in the area of secure credentials. From June 2000 to November 2001, Dr. Lazzouni was the Chief Operating Officer of Nexaweb Technologies, Inc., an enterprise Internet applications provider. Prior to that, he served as the Chief Technology Officer of the electronic commerce division of EMC Corporation and before that as the Chief Executive Officer of SIA Technology Corporation.

Ron van Os, 45, joined Viisage in October 2004 as Vice President, Products. Between December 2001 and October 2004, Mr. van Os was the Executive Vice President of Sales, Marketing and Business Development for Imaging Automation. Between August 2000 and October 2001 he served as Executive Vice President, Sales & Marketing of Targetbase, an Omnicom company. From March 1996 to July 2000 he held various sales management positions at American Airlines/Sabre. Prior to joining American Airlines/Sabre he was with Electronic Data Systems (EDS) from August 1982 to February 1996 where he held various international sales positions.

There are no family relationships among any of our executive officers and directors.

Audit Committee

The Audit Committee of the Board of Directors, comprised of Peter Nessen (chair), Thomas Reilly, and Charles Levine, meets at least quarterly to review the Company’s quarterly financial releases. Each member of the Audit Committee is “independent” within the meaning of Section 4200 of the National Association of Securities Dealers’ Marketplace Rules and as required pursuant to Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has determined that each of the members of the Audit Committee is qualified as an audit committee financial expert within the meaning of applicable regulations issued under the Exchange Act. The Board of Directors has adopted a written charter for the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and The Nasdaq National Market (“Nasdaq”). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. The Company believes that all Reporting Persons have complied with all filing requirements applicable to them with respect to transactions during fiscal year 2004, with the following exceptions. A late Form 4 was filed by Charles E. Levine on February 19, 2004 to report a sale of Viisage common stock under a 10b5-1 plan on January 15, 2004. Late Form 4’s were filed by Denis K. Berube, Charles E. Levine, Harriet Mouchly-Weiss, Peter Nessen, Thomas Reilly and Paul T. Principato on April 5, 2004 to report the issuance of shares of Viisage common stock and options to purchase common stock on February 23, 2004 as part of their compensation as members of Viisage’s Board of Directors. A late Form 4 was filed by B.G. Beck on May 25, 2004 to report the issuance of shares of Viisage common stock and options to purchase common stock on February 23, 2004 as part of Mr. Beck’s compensation as a member of Viisage’s Board of Directors. Late Form 4’s were filed by Messrs. Beck and Berube on August 25, 2004 to report sales of Viisage common stock on August 10, 2004.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth summary information concerning the compensation awarded to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2004. The individuals listed below are referred to in this annual report as our “named executive officers”.

Name and Principal Position	Year Ended 12/31	Annual Compensation				Securities Underlying Options(2)	All Other Compensation(3)
		Salary		Bonus(1)
Bernard C. Bailey, President and Chief Executive Officer(4)	2004 2003 2002	$ $ $	326,192 300,000 101,538	$ $ $	235,000 135,000 135,000	— — 720,000	$ $ $	16,634 17,721 1,350

Iftikhar Ahmad, Senior Vice President of General Manager, Secure Credentials	2004 2003 2002	$ $ $	185,394 175,000 172,885	$ $ $	40,000 25,000 32,000	20,000 — 60,000	$ $ $	350 2,625 3,073

William K. Aulet, Senior Vice President and Chief Financial Officer(5)	2004 2003 2002	$ $	189,058 151,442 —	$ $	100,000 20,000 —	— 200,000 —	$ $	365 4,543 —

James P. Ebzery, Senior Vice President, Sales and Services(6)	2004 2003 2002	$ $ $	228,154 215,000 25,635	$ $	60,000 60,000 —	— — 200,000	$ $	432 6,332 —

John J. Dillon, Senior Vice President, Government Solutions(7)	2004 2003 2002	$ $	100,000 161,539 —	$ $	67,000 67,000 —	— 75,000 —		$100,192 — —

(1)	The Company currently maintains an Executive Incentive Compensation Plan for its executive officers and other key employees to motivate participants. Each participant in the Executive Incentive Compensation Plan may receive a bonus equal to a percentage of his or her base salary based upon the Company’s and each participant’s individual performance, as determined by success in meeting established goals approved by the Chief Executive Officer, for individual goals, or the Board of Directors, for Company goals. The Compensation Committee administers the plan.
(2)	Options were granted under the Management Plan.
(3)	Amounts include 2003 401(k) plan Company match of $6,000 for Mr. Bailey, $2,625 for Mr. Ahmad, $4,543 for Mr. Aulet, and $5,572 for Mr. Ebzery. The plan permits pre-tax contributions by participants of up to 15% of base compensation or the statutory limit. The Company may make discretionary contributions to the plan, subject to certain limits. Participants are fully vested in their contributions and vest 20% per year in employer contributions. Amounts also include the dollar value of premiums paid by the Company on behalf of the individual for term life insurance under the Company’s life insurance and accidental death and dismemberment plan in 2004. In connection with the termination of his employment with the Company, Mr. Dillon was paid $100,000 in severance payments in 2004.
(4)	Mr. Bailey was hired in 2002.
(5)	Mr. Aulet was hired in 2003.
(6)	Mr. Ebzery was hired in 2002.
(7)	Mr. Dillon was hired in 2003 and left the Company in June 2004.

Stock Options Granted During 2004

The following table sets forth information concerning individual grants of stock options made during 2004 to the Company’s named executive officers.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Year	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Iftikhar Ahmad	20,000	2.0%	$7.06	11/10/14	$79,673	$197,291

(1)	Options were granted under the Management Plan. Total of options granted does not include shares purchased pursuant to the Employee Stock Purchase Plan. The options listed vest in equal installments on the first, second, third and fourth anniversaries of the grant date.
(2)	In accordance with SEC rules, we have based our calculation of the potential realizable value on the term of the option at its time of grant, and we have assumed that:
•	The fair market value on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and
•	The option is exercised and sold on the last day of its term for the appreciated stock price.

These amounts are based on 5% and 10% assumed rates of appreciation and do not represent our estimate of future stock prices. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information concerning option exercises during 2004 and outstanding stock options held at the end of 2004 by the Company’s named executive officers.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at 12/31/04 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at 12/31/04 Exercisable/ Unexercisable(2)
Bernard C. Bailey	—	—	250,000/470,000	$1,415,000/$2,660,200
William K. Aulet	—	—	66,666/133,334	$310,664/$621,336
James P. Ebzery	—	—	133,332/66,668	$662,660/$331,340
Iftikhar Ahmad	—	—	147,429/64,873	$487,046/$261,090
John J. Dillon	75,000	$228,796	— / —	— / —

(1)	Based on the difference between the exercise price of the option and the sales prices of the underlying shares of the Company’s Common Stock on the date of exercise.
(2)	Based on the difference between the exercise price of the option and $9.01 which was the closing price of the Company’s Common Stock on December 31, 2004 on the Nasdaq National Market.

Employment Agreements

In June 2002, the Company entered into a letter agreement with Bernard C. Bailey pursuant to which the Company offered Mr. Bailey the position of Chief Executive Officer of the Company, with Mr. Bailey’s employment to commence on or before September 3, 2002. The agreement provides that the Company will pay Mr. Bailey an annual salary of $300,000 and a signing bonus of $85,000. Mr. Bailey is also eligible to receive a performance-based cash bonus. Additionally, the agreement provides that the Company will pay Mr. Bailey severance equal to twelve months’ salary if the Company terminates his employment without cause, provided that the severance payments would be reduced or eliminated if Mr. Bailey begins employment elsewhere during the twelve month severance period. Pursuant to the agreement, during the time of his employment with the Company and for a period of two years after his employment, Mr. Bailey cannot engage in any business that competes with the Company’s business, and he cannot solicit any of the Company’s employees. In addition, Mr. Bailey is required to maintain the confidentiality of the Company’s business information.

On August 14, 2002, Mr. Bailey was issued an option to purchase 720,000 shares of Common Stock with an exercise price of $3.35 per share, of which 125,000 options vest and become exercisable on January 1, 2003, 2004 and 2005 and the balance vest as the market capitalization of the Company reaches amounts between $400 million and $1 billion, provided he is employed by the Company on the vesting date. The vesting of Mr. Bailey’s options will be accelerated if there is a change in control of the Company and the options fully vest if he is employed by the Company on May 14, 2012.

In October 2002, the Company entered into a letter agreement with James Ebzery pursuant to which the Company offered Mr. Ebzery the position of Senior Vice President, Sales and Marketing. In December 2002, the Company entered into a similar letter agreement with William Aulet, pursuant to which the Company offered Mr. Aulet the position of Senior Vice President and Chief Financial Officer. The agreements provide that the Company will pay Mr. Ebzery and Mr. Aulet annual base salaries of $215,000 and $175,000, respectively, subject to annual review by the Compensation Committee, and that each is eligible to receive a performance-based cash bonus.

In addition, during the employment of each of Mr. Ebzery and Mr. Aulet with the Company and for a period of two years after the termination of the executive’s employment, each of the executives is restricted from engaging in any business that competes with the Company’s business and from soliciting any employees of the Company. The executives also have agreed to maintain the confidentiality of the Company’s business information.

The agreements further provide that Mr. Ebzery and Mr. Aulet will each receive an option under the Management Plan to purchase 200,000 shares of Common Stock with exercise prices of $4.04 and $4.35, respectively. The options granted to Mr. Aulet and Mr. Ebzery vest in equal annual installments over three years, provided that in each case vesting will be accelerated if there is a change in control of the Company. Additionally, the agreements provide that the Company will pay each of Mr. Ebzery and Mr. Aulet severance equal to six months’ salary if:

•	the Company terminates the executive’s employment other than for cause; or

•	the executive resigns from the Company under circumstances in which the Company has failed to continue his employment in a position of Senior Vice President in the case of Mr. Ebzery, or in a position of Vice President in the case of Mr. Aulet, has reduced the executive’s compensation in bad faith or has changed the executive’s job location by more than 50 miles.

The Company has entered into agreements with Iftikhar Ahmad, Senior Vice President, Worldwide Services, and Mohamed Lazzouni, Senior Vice President and Chief Technology Officer, under which the Company will pay each of Mr. Ahmad and Mr. Lazzouni severance equal to six months’ salary if:

•	the Company terminates the executive’s employment other than for cause; or

•	the executive resigns from the Company under circumstances in which the Company has failed to continue his employment in a position of Senior Vice President, has reduced the executive’s compensation in bad faith or has changed the executive’s job location by more than 50 miles.

The Company had previously entered into a letter agreement with John J. Dillon, pursuant to which the Company offered Mr. Dillon the position of Senior Vice President, Government Solutions. Mr. Dillon’s employment with the Company was terminated in June 2004 and he received $100,000 in severance payments which was equal to six months’ salary under the terms of the letter agreement.

Compensation of Directors

Pursuant to the Company’s 2001 Stock in Lieu of Cash Compensation for Directors Plan (the “Director Compensation Plan”), each non-employee director serving for a full year received aggregate compensation valued at $60,000 for his or her service as a director in 2004. Three of the directors, Messrs. Berube, Beck and Levine elected, in accordance with the Director Compensation Plan, to take all of this compensation in shares of the Company’s Common Stock valued at the closing price of $5.45 on the Nasdaq National Market on February 23, 2004. Accordingly, each of such directors received 11,009 shares of Common Stock. Four directors, Messrs. Nessen, Principato and Reilly and Ms. Mouchly-Weiss, elected, in accordance with the Director Compensation Plan, to take $40,000 of this compensation in Common Stock and $20,000 of this compensation in cash. Accordingly, each of these four directors received 7,339 shares of Common Stock. Directors did not receive any additional cash or fees for attending Board or committee meetings. However, the Company reimburses directors for their out-of-pocket expenses incurred in connection with any Board or committee meetings.

Non-employee directors serving for a full year also receive grants of nonqualified options under the Company’s 1996 Directors Stock Option Plan, as amended (the “Director Option Plan”). In February 2004, the Company granted each of the seven non-employee directors then serving on the Board an option to purchase 10,000 shares of Common Stock pursuant to the Director Option Plan, which options were fully vested upon grant. On March 8, 2005, the Company granted Messrs. Berube, Beck, Levine, Nessen, Principato and Reilly and Ms. Mouchly-Weiss an option to purchase 10,000 shares of Common Stock pursuant to the Director Option Plan, which options were fully vested upon grant.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Thomas Reilly (chair), Harriet Mouchly-Weiss, and Peter Nessen, none of whom are officers or employees of the Company. No interlocking relationship exists between our board or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our outstanding Common Stock as of June 27, 2005 by:

•	each person known to the Company to be the beneficial owner of 5% or more of the Company’s Common Stock;
•	each director and director nominee;
•	each executive officer of Viisage for whom information is given in the Summary Compensation Table in this annual report; and
•	all directors and executive officers of the Company as a group.

The percentage of the Company’s Common Stock beneficially owned in the following table is based on 48,090,780 shares of Common Stock outstanding on June 27, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person which are exercisable as June 27, 2005 or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated in the footnotes to this table, the address of each beneficial owner is c/o of Viisage Technology, Inc., 296 Concord Road, Third Floor, Billerica, MA 01821.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent
Beneficial Owners of 5% or more
Joanna T. Lau(2)	5,673,850	11.8%
Lau Technologies	5,490,454	11.4%
Directors, Nominees and Executive Officers
Denis K. Berube(3)	5,673,850	11.8%
B.G. Beck(4)	5,744,202	11.9%
Harriet Mouchly-Weiss(5)	127,190	*
Charles E. Levine(6)	145,510	*
Peter Nessen(7)	104,156	*
Paul T. Principato(8)	125,402	*
Thomas J. Reilly(9)	124,402	*
Bernard C. Bailey(10)	250,000	*
Robert Gelbard	7,823	*
Marcel Yon(11)	149,168	*
Iftikhar Ahmad(12)	174,152	*
James P. Ebzery(13)	133,332	*
William K. Aulet(14)	133,332	*
John J. Dillon(15)	—	*
All directors, nominees and executive officers as a group (15 persons)(16)	12,977,783	26.3%

*	Indicates holdings of less than one percent of the 48,040,148 shares issued and outstanding as of June 27, 2005.
(1)	Unless otherwise noted, and subject to applicable community property laws, each person identified possesses sole voting and investment power over the shares beneficially owned by such person.
(2)	The address of Ms. Lau and Lau Technologies is c/o Lau Technologies, 30 Monument Square, Suite 220, Concord, Massachusetts 01742. Includes 5,490,454 shares held by Lau Technologies. Ms. Lau and Denis K. Berube, the spouse of Ms. Lau, own approximately 56% of the outstanding capital stock of Lau Technologies. Also includes 1,000 shares owned directly by Ms. Lau, 60,000 shares issuable to Denis K. Berube, the spouse of Ms. Lau, pursuant to stock options, and 122,396 shares owned by Mr. Berube directly. Ms. Lau disclaims beneficial ownership of the 60,000 shares issuable to Mr. Berube and the 122,396 shares owned by Mr. Berube.
(3)	Includes 5,490,454 shares held by Lau Technologies. Also includes 1,000 shares owned directly by Ms. Lau, 60,000 shares issuable to Mr. Berube pursuant to stock options, and 122,396 shares owned by Mr. Berube directly. Mr. Berube disclaims beneficial ownership of the 5,490,454 shares held by Lau Technologies and the 1,000 shares held by Ms. Lau.
(4)	Includes 500,000 shares held in a charitable trust of which Mr. Beck and his wife are the trustees. Also includes 20,000 shares issuable pursuant to stock options.
(5)	Includes 74,167 shares issuable pursuant to stock options.
(6)	Includes 89,136 shares issuable pursuant to stock options.
(7)	Includes 65,000 shares issuable pursuant to stock options.
(8)	Includes 82,167 shares issuable pursuant to stock options.
(9)	Includes 100,496 shares issuable pursuant to stock options.
(10)	Consists of 250,000 shares issuable pursuant to stock options.
(11)	The address of Mr. Yon is Am Ruhrstein 33, 45133 Essen, Germany. Consists of 149,168 shares held by Odeon Venture Capital AG, of which Mr. Yon is the Chief Executive Officer.
(12)	Includes 167,429 shares issuable pursuant to stock options.
(13)	Consists of 133,332 shares issuable pursuant to stock options.

(14)	Consists of 133,332 shares issuable pursuant to stock options.
(15)	Mr. Dillon left the Company in June 2004.
(16)	Consists of 1,244,308 shares issuable pursuant to stock options exercisable within 60 days of June 27, 2005 and 11,733,475 shares owned directly by the executive officers and directors as a group and deemed to be beneficially owned by the directors and executive officers as a group.

Securities Authorized for Future Issuance under Equity Compensation Plans

The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its stock option plans and the number of shares that have been issued under all of its other equity compensation plans as of December 31, 2004.

Plans	Number of Shares Subject to Outstanding Options/Shares Issued under Plan	Weighted-Average Exercise Price of Outstanding Options/Shares Issued under Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
1996 Management Stock Option Plan	3,229,614	$4.62	968,803
1996 Directors Stock Option Plan	428,462	$5.62	555,000
1997 Employee Stock Purchase Plan	—	—	60,147
2001 Stock in Lieu of Cash Compensation for Directors Plan	497,671	$2.55	302,329
1996 Imaging Automation, Inc. Stock Option Plan	3,414	$63.51	—
2003 Imaging Automation, Inc. Employee, Director and Consultant Stock Plan	316,181	$0.06	—
ZN Vision Technologies AG Share Option Plan	1,080,034	$0.01	—

Total	5,555,376	$3.39	1,886,279

Each of the plans listed above was approved by the stockholders of the Company, other than the two Imaging Automation plans and the ZN plan which were approved by the stockholders of those companies. Options outstanding under the Imaging Automation and ZN plans automatically converted into options to purchase shares of Company Common Stock upon the Company’s acquisition of the outstanding capital stock of those two companies. No further grants of options may be made under the Imaging Automation or ZN plans. The options granted under the Imaging Automation plans have a ten year term and the options granted under the ZN plan expire on December 31, 2015.

Item 13. Certain Relationships and Related Transactions

Prior to its incorporation in Delaware on May 23, 1996 and its November 1996 initial public offering, the Company operated as the Viisage Technology Division of Lau. On November 6, 1996, Lau transferred substantially all of the assets and liabilities of its Viisage Technology Division to Viisage in exchange for shares of Viisage Common Stock. As of June 27, 2005, Lau directly owned approximately 11.4% of the issued and outstanding Viisage Common Stock.

On January 10, 2002, Viisage acquired the assets of Lau Security Systems, a division of Lau, including all of its intellectual property, contracts and distribution channels. As a result of this transaction, certain obligations on the part of Viisage to license intellectual property to Lau were terminated. The Company assumed certain liabilities related to the acquired business and will pay Lau a royalty of 3.1% of facial recognition revenues until June 30, 2014, up to a maximum of $27.5 million.

On January 23, 2004, Viisage acquired all of the outstanding share capital of ZN Vision Technologies AG (“ZN”). On June 4, 2004, the Board of Directors appointed Marcel Yon to the Board. Mr. Yon is the former

Chief Executive Officer of ZN and a former shareholder of ZN and, in connection with the ZN acquisition, was issued 949,325 shares of Viisage common stock in exchange for his shares of ZN.

On February 14, 2004, Viisage acquired all of the outstanding capital stock of Trans Digital Technologies Corporation (“TDT”). Upon the closing of this transaction, Mr. B.G. Beck, the former President and Chief Executive Officer of TDT, became the beneficial owner of more than 5% of the Company’s outstanding common stock and was appointed to our Board of Directors. In connection with the acquisition, Viisage issued a promissory note payable to Mr. Beck in the principal amount of $15,300,000, which note was repaid in full in 2004.

Consulting Agreements

In connection with the purchase of the business of Lau Security Systems, the Company entered into consulting agreements with Denis K. Berube, Executive Vice President and Chief Operating Officer of Lau and Chairman of the Board of the Company, and Joanna Lau, President and Chief Executive Officer of Lau and the beneficial owner of more than 5% of the Company’s outstanding stock. Under the consulting agreements, each of Mr. Berube and Ms. Lau will receive annual compensation of $125,000. Each agreement terminates at the earlier of the tenth anniversary or the commencement of the consultant’s full-time employment elsewhere.

In connection with the acquisition of TDT, Viisage entered into a consulting agreement with B.G. Beck, the former President and Chief Executive Officer of TDT. Immediately upon the completion of the acquisition, Mr. Beck was appointed to our Board of Directors. Mr. Beck is the beneficial owner of more than 5% of the Company’s outstanding stock. Under the consulting agreement, Mr. Beck receives annual compensation of $300,000. The consulting agreement terminates on February 14, 2006.

In connection with the acquisition of ZN, Viisage entered into a consulting agreement with Yon AG of which Marcel Yon, the former Chief Executive Officer of ZN, is the Chief Executive Officer and sole shareholder. On June 4, 2004, Mr. Yon was appointed to our Board of Directors. Under the consulting agreement, Mr. Yon received annual compensation of $122,000. The consulting agreement was terminated as of December 31, 2004. The Company also leases certain office space in Bochum, Germany that is owned by Zentrum für Neuroinformatik GmbH, of which Mr. Yon is the Chief Executive Officer and beneficially owns, directly and indirectly, approximately 38% of its outstanding share capital. The Company believes the terms of the lease agreement are consistent with market rates. The lease agreement may be terminated at any time with six months notice.

Item 14. Principal Accounting Fees and Services

During the fiscal years ended December 31, 2003 and December 31, 2004, fees for services provided by BDO Seidman were as follows:

Audit Fees

	Year Ended December 31,
	2003	2004
Audit Fees	$178,500	$809,875
Audit-Related Fees	$321,445	—
Tax Fees	$12,000	$22,500
All Other Fees	—	—

Total	$511,945	$832,375

“Audit Fees” consisted of fees billed for professional services rendered by BDO Seidman for the audit of Viisage’s annual financial statements for the years ended December 31, 2003 and 2004, and the reviews of

Viisage’s financial statements included in the Company’s quarterly reports on Form 10-Q during the years ended December 31, 2003 and 2004, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. The Audit Committee must pre-approve all audit and permitted non-audit services for which our independent auditors may be engaged. All audit and non-audit services provided by BDO Seidman in 2003 and 2004 were approved in advance by the Audit Committee, and no fees were paid in 2003 or 2004 under a de minimis exception that waives pre-approval for certain non-audit services.

The Audit Committee has determined that BDO Seidman’s provision of services other than for its audit and reviews of Viisage’s financial statements is compatible with maintaining the independence of BDO Seidman.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a), (c) Financial Statements and Schedules

For a list of financial statements included herein see Index on page 47.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 92 through 95.

EXHIBIT INDEX

Exhibit No.	Note	Description
2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.6	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.7	(v)	Agreement and Plan of Merger dated as of October 5, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp.

3.1	(a)	Restated Certificate of Incorporation of the Company.

3.2	(j)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.3	(a)	By-Laws of the Company.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 9, 2001.

3.7	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

3.8	(y)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 15, 2004.

4.1	(a)	Specimen certificates for shares of the Company’s Common Stock.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

10.2	(a)	Form of Administration and Services Agreement between the Company and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between the Company and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between the Company and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between the Company and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between the Company and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

Exhibit No.	Note	Description
10.11	(a)	Contract between the Company and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between the Company and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between the Company and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among the Company and the Investors named therein, dated as of December 14, 2001 (including Exhibit B – Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among the Company and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between the Company and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Denis Berube.

Exhibit No.	Note	Description
10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Joanna Lau.

10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between the Company and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between the Company and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between the Company and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between the Company and James P. Ebzery.

10.48	(m)	License and Distribution agreement dated May 11, 2002 between the Company and Hummingbird Defense Systems, Inc.

10.51	(o)	Loan Agreement dated May 30, 2003 between the Company and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between the Company and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between the Company and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between the Company, Trans Digital Technologies Corporation and B.G. Beck.

10.57	(t)	Letter Agreement dated September 8, 2003 between the Company, Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

10.58	(w)	Registration Rights Agreement dated as of February 14, 2004 by and between Viisage Technology, Inc. and B.G. Beck.

10.59	(v)	Registration Rights Agreement dated as of October 5, 2004 by and among Viisage Technology, Inc. and the stockholders named therein.

10.60	(x)	Loan and Security Agreement dated as of December 14, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc., Trans Digital Technologies Corporation, Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.61	(y)	First Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

21.1	(y)	Subsidiaries.

23.1	(y)	Consent of BDO Seidman, LLP.

31.1	(y)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	(y)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	(y)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	(y)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Notes to Exhibit Index

Note	Description
(a)	Filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1999.

(g)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(m)	Filed as exhibit 10 to the Company’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2003.

(u)	Included as an Annex to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2004 and incorporated herein by reference.

(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 8, 2004.

(w)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-121212) filed December 13, 2004.

(x)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2004.

(y)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June, 2005.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of June, 2005:

	Signature	Title

By:	/s/ DENIS K. BERUBE Denis K. Berube	Chairman of the Board of Directors

By:	/s/ BERNARD C. BAILEY Bernard C. Bailey	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM K. AULET William K. Aulet	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PETER FAUBERT Peter Faubert	Vice President, Finance and Corporate Controller (Principal Accounting Officer)

By:	/s/ B.G. BECK B.G. Beck	Director

By:	/s/ CHARLES E. LEVINE Charles E. Levine	Director

By:	/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director

By:	/s/ PETER NESSEN Peter Nessen	Director

By:	/s/ PAUL T. PRINCIPATO Paul T. Principato	Director

By:	/s/ THOMAS J. REILLY Thomas J. Reilly	Director

By:	/s/ MARCEL YON Marcel Yon	Director