Form 10-Q
period 2005-04-03
VIISAGE TECHNOLOGY INC
filed 2005-06-30
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005.

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

(978) 932-2200

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2005
Common stock, $.001 par value	48,090,780

VIISAGE TECHNOLOGY, INC.

FORM 10 – Q FOR THE QUARTER ENDED APRIL 3, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	April 3, 2005	*December 31, 2004
	(unaudited)
Assets
Current assets:
Cash	$10,159	$11,309
Accounts receivable	13,010	17,075
Inventories and other costs and estimated earnings in excess of billings	3,966	3,382
Other current assets	784	1,213

Total current assets	27,919	32,979
Property and equipment, net	19,262	19,917
Goodwill	93,742	93,507
Intangible assets, net	24,633	26,046
Other assets	3,378	3,180

	$168,934	$175,629

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,809	$15,279
Current portion of project financing	182	281
Current deferred revenue	2,285	1,992
Other current liabilities	—	194

Total current liabilities	12,276	17,746
Project financing, net of current portion	128	149
Deferred tax liability	1,157	859
Deferred revenue	1,717	1,717
Other liabilities	368	368

Total liabilities	15,646	20,839
Shareholders’ equity	153,288	154,790

	$168,934	$175,629

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended,
	April 3, 2005	March 28, 2004
Revenue	$16,810	$12,259
Cost of revenue	11,040	8,906

Gross margin	5,770	3,353

Operating expenses:
Sales and marketing	2,216	1,493
Research and development	1,521	959
General and administrative	3,424	2,137

Total operating expenses	7,161	4,589

Operating loss	(1,391)	(1,236)
Interest income	31	21
Interest expense	(47)	(413)
Other income	123	21

Loss before income taxes and cumulative effect of change in accounting principle	(1,284)	(1,607)
Provision for income taxes	(358)	(25)

Net loss	$(1,642)	$(1,632)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Weighted average basic and diluted common shares outstanding	47,901	31,362

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	April 3, 2005	March 28, 2004
Cash Flow from Operating Activities:
Net loss	$(1,642)	$(1,632)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,861	2,279
Expenses paid in common stock	62	120
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,065	828
Inventories and costs and estimated earnings in excess of billings	(584)	(273)
Other assets	74	(433)
Accounts payable and accrued expenses	(5,216)	(303)

Net cash provided by (used for) operating activities	(380)	586

Cash Flow from Investing Activities:
Restricted cash	—	3,191
Cash paid for acquisitions	—	(5,227)
Additions to property and equipment	(908)	(369)
Proceeds from sale of equipment	500	—
(Increase) decrease in other assets	(235)	(415)

Net cash used for investing activities	(643)	(2,820)

Cash Flow from Financing Activities:
Net proceeds from project financing	—	4,273
Principal payments on project financing	(119)	(1,771)
Net proceeds from issuance of common stock	—	2,348

Net cash provided by (used for) financing activities	(119)	4,850

Effect of exchange rate changes on cash	(8)	—

Net increase (decrease) in cash and cash equivalents	(1,150)	2,616
Cash and cash equivalents, beginning of period	11,309	6,666

Cash and cash equivalents, end of period	$10,159	$9,282

Supplemental Cash Flow Information:
Cash paid for interest	$19	$256
Non-cash Transactions:
Directors fees paid in common stock	$62	$120
Acquisitions paid in common stock	$—	$57,486
Acquisitions paid in related party financing	$—	$15,300
Asset purchased with extended payment terms	$—	$800
Services paid in common stock	$—	$14

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. The Company’s identity solutions are specifically designed for identification of people and include secure credentialing, biometrics, automated document authentication and real-time identity databases, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

•	assurance that an identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

The Company’s advanced technology identity solutions enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of April 3, 2005 and December 31, 2004, and for the three month periods ended April 3, 2005 and March 28, 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of April 3, 2005 and for the three month periods ended April 3, 2005 and March 28, 2004, have been made. The results of operations for the period ended April 3, 2005 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biometrica Systems, Inc., Viisage Technology AG, Trans Digital Technologies Corporation and Imaging Automation, Inc. as of and for the three month period ended April 3, 2005. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biometrica Systems, Inc., Viisage Technology AG and Trans Digital Technologies Corporation as of and for the three month period ended March 28, 2004.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net income (loss), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended
	April 3, 2005	March 28, 2004
Net loss as reported	$(1,642)	$(1,632)

Add: stock based employee compensation expense included in reported net income (loss), net of tax	34	—
Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(319)	(993)

Pro forma net loss	$(1,927)	$(2,625)

Earnings per share:
Basic and diluted, as reported	$(0.03)	$(0.05)
Basic and diluted, pro forma	$(0.04)	$(0.08)

The fair value of the Company’s stock-based option awards to employees was estimated assuming the following weighted-average assumptions:

Risk free interest rate	4.26%	4.0%-5.0%

Expected dividend yield	—	—
Expected lives	10 years	3-10 years
Expected volatility	85%	80%

Computation of Net Income (Loss) per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 5,568,000 common equivalent shares consisting of certain outstanding options and stock warrants were not reflected in the three month period ended April 3, 2005 dilutive net loss per share calculation as their effect would be anti-dilutive. The impact of approximately 5,379,000 shares of common stock consisting of certain outstanding options and stock warrants were not reflected in the three month period ended March 28, 2004 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

Inventory and Suppliers

Viisage obtains certain hardware components and complete products from a limited group of suppliers. This reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, Viisage may experience significant delays in manufacturing and shipping products to customers if the Company loses these sources of if supplies from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, Viisage does not carry significant inventories of the products the Company purchases, and the Company has no guaranteed supply arrangements with its vendors. A loss of a significant vendor could delay sales and increase costs.

Comprehensive Income (loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments. The accumulated other comprehensive income consists of unrealized translation gains in accordance with SFAS No. 52, “Foreign Currency Translation” of $10,000 for the three months ended April 3, 2005. The Company had $312,000 and $322,000 of accumulated other comprehensive loss as of April 3, 2005 and December 31, 2004, respectively.

3. INCOME TAXES

The deferred income tax provision for the three months ended April 3, 2005 includes $300,000 to record the deferred tax liability related to tax deductible amortization of certain goodwill. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense related to certain goodwill for tax purposes. As a result, a deferred tax provision was required to record the deferred tax liability of tax deductible goodwill amortization. There was no provision for federal income taxes for the three months ended April 3, 2005 and March 28, 2004 due to the net losses during those periods. The provision for state income taxes for the three months ended April 3, 2005 and March 28, 2004 was approximately $58,000 and $25,000, respectively.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 11.4% and 11.9%, respectively, of our outstanding common stock. Readers are referred to the “Notes to Financial Statements” section of the Company’s 2004 Annual Report on Form 10-K for further discussion.

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

The Company follows SFAS No. 131 “Disclosures about Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. At April 3, 2005, the Company operated in one business segment, the advanced technology identity solutions segment. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During 2004, the Company completed three acquisitions which contributed intellectual property that changed the Company’s product mix and service offerings. In 2004, the Company had proprietary products and service capability to deliver and did deliver fully integrated identity solutions projects across the Company’s entire customer base. As a result, during the fourth quarter of 2004, the Company realigned its product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total operating expenses of identity solutions products and services across all markets and geographic regions. This change in the structure of the Company’s internal organization resulted in a change in the composition of the Company’s reportable segments for 2004 into one reportable segment. The Company has restated the segment disclosure for the three months ended March 28, 2004 to conform to the segment reporting for the three months ended April 3, 2005.

Net revenues by market for the three months ended April 3, 2005 and March 28, 2004 are disclosed in the following table (in thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
State and Local	$8,983	$9,412
Federal	7,627	2,656
Commercial/Emerging Markets	200	191

	$16,810	$12,259

The Company’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Net revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of net revenues, identifiable assets and goodwill by geographic areas (in thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
Revenue
United States	$15,801	$11,791
Rest of World	1,009	468

	$16,810	$12,259

Total Assets
United States	$141,331	$124,510
Germany	27,603	10,782

	$168,934	$135,292

Goodwill
United States	$77,781	$57,114
Germany	15,961	6,499

	$93,742	$63,613

Of the total revenue for the three months ended April 3, 2005, $1.0 million was earned from export sales. Of the total revenue for the three months ended March 28, 2004, $468,000 was earned from export sales. The Company did not have significant international sales to individual countries for the periods presented.

For the three-month period ended April 3, 2005 the U.S. Department of State accounted for 28.7% of the Company’s revenue. As of April 3, 2005, the accounts receivable balances for this customer was approximately $3.3 million. As of December 31, 2004, the accounts receivable balances for this customer was approximately $2.6 million. At March 28, 2004, U.S. Department of State accounted for 13.1% of the Company’s revenue.

6. ACQUISITIONS

On January 23, 2004 Viisage acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of Viisage common stock and $493.00 in cash. In addition, the Company agreed to assume ZN’s employee share option plan, and accordingly has reserved 1,138,546 shares of Viisage common stock for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction and accordingly have been included in the purchase price at their fair value. The purchase price for the acquisition was $31.4 million, based on the per share price of our common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed and the acquisition was announced. The acquisition was accounted for as a purchase, and accordingly, the operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. The Company has recorded approximately $603,000 in amortization related to the acquired intangible assets from the date of the acquisition through April 3, 2005. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of its European operations.

On February 14, 2004 Viisage acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $56.6 million. The purchase price consisted of 5,850,000 newly issued shares of Viisage common stock, which were valued at $5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, the date on which the purchase agreement was signed and the acquisition was announced, plus $15.3 million in notes and $5 million in cash. The acquisition was accounted for as a purchase, and accordingly, the operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. The preliminary valuation is subject to further review which may result in adjustments to allocation of purchase price in the future. The Company has recorded approximately $3.4 million in amortization related to the acquired intangible assets from the date of the acquisition through April 3, 2005. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

In connection with the acquisition of TDT, the Company agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (CAC) program and placed orders with an aggregate value of at least $4.0 million prior to June 30, 2004. Viisage received an initial purchase order of $10.2 million for this program and therefore the Company has recorded this contingent purchase price of $2.6 million related to the CAC program as additional goodwill. This additional goodwill was offset by approximately $754,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

On October 5, 2004 Viisage acquired all of the outstanding capital stock of Imaging Automation, Inc. through a merger between Imaging Automation and a wholly-owned subsidiary of Viisage valued at approximately $40.6 million. The purchase price consisted of 3,908,387 newly issued shares of our common stock approximately $5.0 million in cash and the assumption of $2.9 million in debt, which has subsequently been repaid in full. For accounting purposes the value of Viisage common stock was $6.27 which was the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following October 5, 2004, the date on which the purchase agreement was signed and the acquisition was announced. The Company issued fully vested stock options effective as of the close of the transaction to assume the options outstanding under the Imaging Automation stock option plans for which the Company reserved approximately 565,270 shares of Viisage common stock recorded as part of the purchase price at their fair value of approximately $3.7 million. The acquisition was accounted for as a purchase in the fourth quarter of 2004 and therefore the operations of Imaging Automation were included in the financial statements from and after the effective date of the transaction. The Company has engaged an independent third party appraiser to perform a review of the acquired assets and will allocate the purchase price based on the results of its findings. The preliminary valuation is subject to further review which may result in adjustments to the allocation of purchase price in the future.

The preliminary allocation of the purchase price for ZN, TDT and Imaging Automation, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT	iA
Current Assets	$1,639	$3,020	$546
Software license receivable	—	—	2,303
Property and equipment, net	140	42	183
Identified intangible assets	6,335	14,460	5,750
Goodwill	23,460	39,050	31,232

	$31,574	$56,572	$40,014

Identified intangible assets acquired in connection with the acquisitions of ZN, TDT and Imaging Automation consist primarily of completed technology, customer lists, acquired contracts, non-competition agreements, tradenames and trademarks. These intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

	April 3, 2005	Estimated Useful Life
Gross carrying amount:
Completed technology	$9,575	5 years
Customer lists	130	10 years
Acquired contracts	16,200	7 years
Non-competition agreements	490	2 years
Tradename and trademarks	150	3 years

Total intangible assets	26,545
Accumulated amortization:
Completed technology	(1,131)
Customer lists	(16)
Acquired contracts	(3,534)
Non-competition agreements	(120)
Tradename and trademarks	(22)

Total accumulated amortization	(4,823)

Intangible assets, net	$21,722

Estimated amortization expense (intangible assets only)
For the year ended December 31, 2005	5,254
For the year ended December 31, 2006	4,840
For the year ended December 31, 2007	4,633
For the year ended December 31, 2008	3,944
For the year ended December 31, 2009	1,084

The unaudited pro forma and combined selected operating data are presented as if the acquisitions of ZN, TDT and Imaging Automation had occurred on January 1, 2005 and 2004 for the three months ended April 3, 2005 and March 28, 2004, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN, TDT and iA been operating as a combined entity for the periods presented. The unaudited pro forma revenue, loss and loss per share information for the years ended April 3, 2005 and March 28, 2004 are as follows (in thousands):

	For the Three Months Ended,
	April 3, 2005	March 28, 2004
Revenue	$16,810	$15,100
Net loss	$(1,642)	$(1,053)

Basic and diluted net income (loss) per share	$(0.03)	$(0.03)

7. FOREIGN CURRENCY HEDGES

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair value of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedging accounting. The Company uses derivatives to manage foreign currency risk and not for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

In 2005, the Company began to utilize foreign currency forward contracts. The Company elected to not use hedge accounting and all gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. As of April 3, 2005, the Company had committed to four foreign currency forward contracts to purchase approximately 180,000,000 Japanese Yen for $1,713,000. The fair value of these contracts at April 3, 2005 was a liability of approximately $27,000. All of these contracts will be settled before July 3, 2005.

8. LEGAL PROCEEDINGS

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

9. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	April 3, 2005	December 31, 2004
System assets held under capital leases	$250	$250
System assets	51,660	51,216
Computer and office equipment	3,577	3,269
Leasehold Improvements	242	147

	55,729	54,882

Less accumulated depreciation	36,467	34,965

	$19,262	$19,917

Included in system assets at December 31, 2004 are $500,000 of assets held for sale to Georgia related to the state’s agreement to purchase certain assets pursuant to a portion of the settlement agreement between Viisage and the state which was upheld by the Georgia court in its summary judgment ruling. In the first quarter of 2005 the Company received full payment from the state for these assets. Also included in system assets for both periods presented is approximately $2.9 million of system assets remaining from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. The Company has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with the state regarding these assets, the Company would be required to take a further charge to earnings. In the fourth quarter of 2004, the Company recorded a $2.0 million impairment charge related to certain assets deployed within the state deemed to have no alternative use. (See Note 8).

Depreciation expense for the three months ended April 3, 2005 and March 31, 2004 was approximately $1.5 million and $1.6 million, respectively.

10. SUBSEQUENT EVENTS

See Note 8 for a discussion of certain legal proceedings subsequent to April 3, 2005.

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

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2004 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

COMPANY BACKGROUND

Viisage Technology, Inc. provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our identity solutions are specifically designed for identification of people and include secure credentialing, biometrics, automated document authentication and real-time identity databases, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use its solutions to help solve the following three critical problems in identity verification and management:

•	assurance that an identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased from approximately $12.3 million in the first three months of 2004 to approximately $16.8 million in the first three months of 2005. Our net loss during the first three months of 2005 and 2004 was approximately $1.6 million for each period.

SEGMENTS AND GEOGRAPHIC INFORMATION

At April 3, 2005, we operated in one business segment, the advanced technology identity solutions segment. Our advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During the fourth quarter of 2004, we have realigned our net product and services revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. Our Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total operating expenses of identity solutions products and services across all markets and geographic regions.

Revenues by market for the three months ended April 3, 2005 and March 28, 2004 are disclosed in the following table (in thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
State and Local	$8,983	$9,412
Federal	7,627	2,656
Commercial/Emerging Markets	200	191

	$16,810	$12,259

Our operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	Three Months Ended
	April 3, 2005	March 28, 2004
Revenue
United States	$15,801	$11,791
Rest of World	1,009	468

	$16,810	$12,259

Total Assets
United States	$141,331	$135,292
Germany	27,603	—

	$168,934	$135,292

Goodwill
United States	$77,781	$57,114
Germany	15,961	6,499

	$93,742	$63,613

Of the total revenue for the three months ended April 3, 2005, $1.0 million was earned from export sales. Of the total revenue for the three months ended March 28, 2004, $468,000 was earned from export sales. The Company did not have significant international sales to individual countries for the periods presented.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Customers who accounted for more than 10% of our total revenues are as follows:

•	for the three-month period ended April 3, 2005, one customer accounted for an aggregate of 28.7%; and

•	for the three-month period ended March 28, 2004, one customer accounted for an aggregate of 13.1%.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of April 3, 2005, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $19.3 million, $24.6 million, and $93.7 million, respectively.

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

We have evaluated the assumptions used in our assessment of goodwill impairment as of December 31, 2004 and have determined that the estimates used in the independent valuation of goodwill at that date have not materially changed after considering the above triggering events for an impairment review during the three months ended April 3, 2005. Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of April 3, 2005, future events could cause us to conclude otherwise.

In the fourth quarter of 2004, we recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with our contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between us and the state that would have provided us with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of the system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

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

As of April 3, 2005, we have recorded goodwill of $93.7 million. We will perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

Revenue and Cost Recognition

We deliver document issuance solutions primarily to federal and state government customers. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured.

Product revenue on contracts where title to the products pass to the customer consist mainly of printing system components and consumables including printers, secure coating, ribbon, film and other parts. Revenue on products is recognized when the products are shipped and accepted by the customer. Services revenue under these contracts consists of preventative and remedial maintenance on printing systems. We also provide on-site technical support and consulting services to our customers. Revenue on fixed price services is recognized over the service period and approximates the timing of the services rendered. Revenue on time and material services is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

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

We record costs and estimated earnings in excess of billings under these contracts as current assets. When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold generally determines fair value.

Revenue related to software licenses of off-the-shelf face recognition software is recognized in accordance with SOP 97-2. For these software licenses we recognize revenue when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the sales price is fixed and determinable;

•	collection is probable; and

•	there are no post delivery obligations.

On identity solutions contracts where the arrangement consists of build-to-suit software and solution design during the installation phase of the project, as well as ongoing services under a long-term contract, we apply the criteria in EITF 00-21 to separate the SOP 81-1 deliverables, the installation services, from the non SOP 81-1 deliverables, ongoing maintenance and support service. On these contracts we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

Derivative Instruments and Hedging Activities

In 2005, the Company began to utilize foreign currency forward contracts. The Company elected to not use hedge accounting and all gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. As of April 3, 2005, the Company had committed to four foreign currency forward contracts to purchase approximately 180,000,000 Japanese Yen for $1,713,000. The fair value of these contracts at April 3, 2005 was a liability of approximately $27,000. All of these contracts will be settled before July 3, 2005.

RESULTS OF OPERATIONS

Revenue

Revenues in the state and local market of our business are derived principally from multi-year contracts for systems implementation, credential production and related services. Secondarily we derived state and local revenues from the sale of our document authentication products and services which were acquired from Imaging Automation, Inc. in October 2004. Revenues from our federal market are derived principally from products and solutions delivered to the Department of State and the Department of Defense. Revenues for the first three months of 2005 increased 37.1% from approximately $12.3 million for the first three months of 2004 to approximately $16.8 million for the first three months of 2005. State and local market revenue decreased by $428,000 primarily due to decreases in revenue of approximately $500,000 from our drivers’ license contract in Ohio, $325,000 and $110,000 from our welfare card contracts with New York and Massachusetts, respectively. The contracts in Ohio and New York ended in the first quarter 2005 and the contract in Massachusetts is ending in the second quarter 2005 and therefore card volumes in all three states were lower than the comparable period in the prior year. There was also a decrease in revenue from our contract in Alaska of approximately $270,000 as a result of our entering the maintenance phase of this contract in late 2004. These decreases in revenue in the state and local market were offset by an increase in revenues of approximately $775,000 generated from sales of new document authentication products and services. The remaining increase in revenues was the result of increased revenues in the federal market of our business, which increased by $4.9 million from $2.7 million in the first quarter of 2004 to $7.6 million in the first quarter of 2005 primarily from $1.3 million of new sales of services to the Department of Defense as well as an increase in revenues of approximately $3.0 million from services provided to the Department of State.

Gross Margin

Gross margin increased to 34.3% in the first quarter of 2005 from 27.4% in the first quarter of 2004. We sold products with a higher average gross margin during the first quarter of 2005 compared to the comparable period in the prior year. The products and services delivered in the federal market of approximately $4.9 million in the first quarter of 2005 were delivered with a margin in excess of 38%. In addition, the increase in document authentication product and service sales of $775,000 contributed margin in excess of 40%. Overall the change in our product mix improved our margin in the first quarter of 2005 by approximately 10.5%. This increase was offset by a decrease in margin from our drivers’ license contracts where we experienced decrease in sales in Ohio, New York and Massachusetts that all contributed higher than average gross margins. We expect that our gross margins will continue to improve in 2005 as we expand our product portfolio.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $723,000, from $1.5 million in the first quarter of 2004 to $2.2 million in the first quarter of 2005. Approximately $500,000 of this increase was related to personnel and resources from the three acquisitions that we completed in 2004. The ZN and TDT acquisitions were both closed in the first quarter of 2004 represented a partial quarter of expense. In addition, we continue to invest in sales and marketing to support our products organization and our federal government sales initiatives in 2005. As a percentage of revenue, sales and marketing expenses increased from 12.1% in the first quarter of 2004 to 12.7% in the first quarter of 2005. We expect that we will continue to invest in sales and marketing resources primarily in the federal market and in emerging markets in 2005.

Research and Development Expenses

Research and development expenses increased by approximately $562,000, from $959,000 in the first quarter of 2004 to $1.5 million in the first quarter of 2005. Approximately $530,000 of this increase was related to personnel and resources from the three acquisitions that we completed in 2004. We continue to invest in biometric technologies and new product development to broaden our product offering of advanced identity solutions technology. This investment included enhancing existing products as well as contributing new products with the intellectual property and product offerings that were acquired through our acquisitions in 2004. As a percentage of revenue, research and development expenses increased from 7.8% in the first quarter of 2004 to 9.0% in the first quarter of 2005. We expect to continue to invest in research and development to add functionality to our current advanced technology identity solutions offerings, as well as to develop new offerings in 2005.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.3 million, from $2.1 million in the first quarter of 2004 to $3.4 million in the first quarter of 2005. The increase in general and administrative expenses was the result of an increase in salary and related costs of approximately $200,000 from new headcount additions in information technology, finance and accounting. Consulting fees increased by approximately $275,000 primarily related to our Sarbanes Oxley IT project that was completed in the first quarter of 2005 as well as recruiting expenses. Audit fees increased by approximately $500,000 in the first quarter of 2005 compared to the comparable period in the prior year. The remaining increase of approximately $325,000 resulted from resources and other general and administrative costs from the acquisitions in 2004. As a percentage of revenue, general and administrative expenses increased from 17.4% in the first quarter of 2004 to 20.4% in the first quarter of 2005.

Interest Income and Expense

Interest income increased by $10,000 from $21,000 in the first quarter of 2004 to $31,000 in the first quarter of 2005. The increase in interest income is related to a higher average cash balance during the first quarter of 2005 compared to the comparable period in 2004. Interest expense decreased by $366,000 from $413,000 in the first quarter of 2004 to $47,000 in the first quarter of 2005. The decrease in interest expense is related to our repayment prior to the first quarter of 2005 of approximately $31.4 million of debt that was on our balance sheet as of March 28, 2004.

Income Taxes

The deferred income tax provision for the three months ended April 3, 2005 includes $300,000 to increase the deferred tax valuation allowance. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat its acquisition of TDT as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense for tax purposes. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. There was no provision for federal income taxes have been made for the three months ended April 3, 2005 and March 28, 2004 during those periods. The provision for state income taxes for the three months ended April 3, 2005 and March 28, 2004 was approximately $58,000 and $25,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash was approximately $10.2 million at April 3, 2005. As of April 3, 2005, there were no restrictions on the Company’s cash. Cash at December 31, 2004 was approximately $11.3 million.

In the three-month period ended April 3, 2005, cash used in operating activities was approximately $380,000 which stems from our net loss of approximately $1.6 million, offset by non-cash charges for depreciation and amortization of approximately $2.9 million, and cash used by the net change in operating assets and liabilities of approximately $1.7 million.

Accounts receivable decreased approximately 23.8% from $17.1 million at December 31, 2004 to $13.0 million at April 3, 2005. The decrease of approximately $4.1 million is primarily due to the collection of approximately $4.4 million of accounts receivable from Telos Corporation (U.S. Department of Defense) and the U.S. Department of State. The remaining fluctuation is due to the timing of billings and collections.

Inventories and other costs and estimated earnings in excess of billings increased approximately 17.3% from $3.4 million at December 31, 2004 to $4.0 million at April 3, 2005. This increase of approximately $585,000 was primarily due to additional inventory of document authentication products for delivery on future contracts.

Accounts payable and accrued expenses decreased approximately 35.8% from $15.3 million at December 31, 2004 to $9.8 million at April 3, 2005. This decrease was the result of payments to certain vendors related to our U.S. Department of State and U.S. Department of Defense contracts of $5.0 million as well as obligations to employees of approximately $800,000. The remainder of the change is due to the timing of payables.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of April 3, 2005, we estimate that the amount available to us under the Loan and Security Agreement was approximately $5.7 million based on the financial covenants. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. In March 2005, we entered into an amendment to the Loan and Security Agreement to modify the financial covenants and make certain other changes. Although we are in compliance with the amended financial covenants for the quarter ended April 3, 2005, we are not in compliance with the covenant that requires us to make timely required filings with the Securities and Exchange Commission as a result of our failure to timely file this Form 10-Q and our Form 10-K for the year ended December 31, 2004. Once we have made these filings, we will be in compliance with all of the covenants under the Loan and Security Agreement. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require repayment of any amounts outstanding at the time that we are not in compliance with such covenants. Currently, there are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of April 3, 2005 we had outstanding approximately $207,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of April 3, 2005, we had outstanding approximately $103,000 under this arrangement.

In the first quarter of 2004, we purchased an asset totaling $800,000 which is payable in installments over four years. As of April 3, 2005, $369,000 is included in other liabilities which represent the unpaid principal balance net of imputed interest. Total remaining installment payments due total $400,000.

We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, if we cannot achieve our operating goals in 2005 or if we win additional drivers’ license contracts in 2005, we may be required to seek additional financing. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Due to our failure to timely file this Form 10-Q and our Form 10-K for the year ended December 31, 2004, we are subject to a delisting proceeding by the Nasdaq Stock Market. If our common stock is delisted from the Nasdaq National Market, this may have an adverse effect on our ability to raise funds in the capital markets or may adversely affect the price and terms at which we are able to raise such funds. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Factors that May Affect Future Results.”

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of April 3, 2005.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$335	$196	$139	$—	$—

Operating Lease Obligations	$3,366	$510	$1,416	$1,140	$300

We have standby letters of credit issued by Citizens Bank for approximately $2.3 million to certain of our customers.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $7.0 million in 2004 and $1.6 million for the quarter ended April 3, 2005. At April 3, 2005, we had an accumulated deficit of approximately $50.7 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

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

For the three-month period ended April 3, 2005, one customer, the U.S. Department of State, accounted for an aggregate of 28.7% of our revenue. Since a small number of customers in our secure credentials segment account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and this Form 10-Q. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after becoming current in our filings. Our inability to use a short form registration statement for a period of 12 months after becoming current in our SEC reporting obligations may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

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

In April 2005, we were advised by Nasdaq that our common stock may be delisted from the Nasdaq National Market because we were no longer in compliance with Nasdaq’s continued listing requirements as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004. We received a similar notice in May 2005 with respect to our failure to timely file this Form 10-Q. A Nasdaq Listing Qualifications Panel has determined to continue the listing of our common stock on the Nasdaq National Market provided that we file our 2004 Form 10-K and this Form 10-Q on or before June 30, 2005, and have evidenced compliance with all other requirements for continued listing on the Nasdaq National Market. If we fail to timely file such reports, our common stock could be delisted from the Nasdaq National Market, in which event our common stock would be listed on some other quotation medium, such as the “pink sheets,” depending upon our ability to meet the specific listing requirements of those quotation systems. In the event our common stock is delisted from the Nasdaq National Market, the visibility, liquidity and price of our common stock may be reduced, and our stockholders may find it more difficult to dispose of, or to obtain accurate price quotations for, our shares. In addition, if our common stock is delisted from the Nasdaq National Market, it may also result in other negative implications, including the inability to raise funds in the capital markets, the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We have been named as a defendant in eight putative class action lawsuits, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described below in Part II, Item 1, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against us in the United States District Court for the District of Massachusetts. The suits allege violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the guidance that we provided on our anticipated financial results for fiscal 2004 following the release of our 2004 second and third quarter results, which allegedly artificially inflated the price of our stock during the period May 3, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves in this litigation, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend the actions vigorously, we cannot be certain that we will be successful in this litigation.

We have taken an impairment charge to assets of $2.0 million due to the Georgia litigation; if we are unable to use the remaining assets from that contract, we may be required to take further impairment charges which could negatively affect our earnings.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, we believe that either the settlement agreement with DMVS is not effective and that our contract with DMVS remains in place, or that our initial claim for an $8.2 million settlement payment is revived. The State has paid us the $500,000 for the equipment and we appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted not to hear our appeal of the summary judgment ruling on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we have removed the contract from our backlog, and we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report for 2004 were included in our Annual Report on Form 10-K for the year ended December 31, 2004 under Item 8.

Our external auditors notified management and the audit committee of our board of directors that they believed there were material weaknesses due to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to evaluate and resolve non-routine and/or complex accounting transactions, and in the control processes around information technology systems. These material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has determined that it is in agreement with the auditors’ initial assessment that these control deficiencies constituted a material weakness as of December 31, 2004.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. Our management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Changes in the laws and regulations that have recently been enacted, including regulations under of the Sarbanes-Oxley Act of 2002, are likely to continue to increase our expenses as we devote resources in response to them. For example, we already have deployed significant resources to document, implement and test our financial processes as part of our implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002, and we expect to incur additional time and expenses in connection with the requirements under Section 404 for our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. Moreover, compliance with these rules could also cause us to further modify our existing review processes or divert our management’s time and attention away from otherwise running our business, either of which could result in our company experiencing additional costs and expenses without corresponding increases in revenue. Consequently, as we take steps to further improve and strengthen our financial management and controls, we anticipate corresponding increases in our operating expenses that may reduce our profitability in the near future.

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

See Part II, Item 1, Legal Proceedings, below for a description of the settlement of a patent infringement action that had been filed against one of our subsidiaries.

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

In the fiscal years ended December 31, 2003 and 2004, and three-month periods ended April 3, 2005 and March 28, 2004, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

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

As a result of our acquisitions of ZN, TDT and Imaging Automation, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany are denominated in euros. The results of operations and certain of our inter-company balances associated with this international location are exposed to foreign exchange rate fluctuations. As of April 3, 2005 and December 31, 2004, the cumulative loss from foreign currency translation adjustments was $312,000 and $322,000, respectively. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies. For the quarter ended April 3, 2005, we had unrealized gains related to transactions with Japanese vendors of approximately $98,000.

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, William K. Aulet, our Chief Financial Officer, Iftikhar Ahmad, our Senior Vice President, Worldwide Services, Mohamed Lazzouni, our Chief Technology Officer, and James P. Ebzery, our Senior Vice President, Customer Solutions. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We might not be able to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we might not be able to continue to attract new employees as required.

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

Lau Technologies, or Lau, and Mr. Buddy Beck, the former sole stockholder of TDT who is now a director and Vice Chairman of our Board of Directors, beneficially own approximately 11.4% and 11.9%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Joanna Lau, the President of Lau, and her spouse Denis K. Berube, the Chief Operating Officer of Lau who also serves as the Chairman of our Board of Directors, under which we will pay each of Ms. Lau and Mr. Berube $125,000 per year for ten years;

•	the Chairman of our Board of Directors and his spouse own a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT in February 2004, Mr. Beck was elected a member of our Board of Directors and appointed Vice Chairman; and

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we will pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. For the quarter ended April 3, 2005, the cumulative loss from foreign currency translation adjustments was $312,000. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by utilizing foreign currency forward contracts. Prior to 2005, we did not hedge foreign currencies using derivative instruments. Subsequent to year end, we entered into derivatives contracts as cash flow hedges to mitigate exchange risk associated with our Japanese yen purchases. For the quarter ended April 3, 2005, we had unrealized gains related to transactions with Japanese vendors of approximately $98,000. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 3, 2005. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 3, 2005.

(b) Changes in internal controls. As described below, management has identified and begun implementing the steps they believe necessary to address the material weaknesses described above.

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

There were no changes to any reported financial results that have been released by the Company in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 and the quarter ended April 3, 2005 only and did not affect the results of these periods or any prior periods. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, will address the material weaknesses that affected the Company’s internal controls over financial reporting in fiscal year 2004 and the first quarter of fiscal 2005. Management will continue with its on-going evaluation and will improve the Company’s internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of the Company’s system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that the Company’s internal controls over financial reporting will prevent all errors.

Other than the changes described above, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, we believe either that the settlement agreement with DMVS is not effective and that our contract with DMVS remains in place, or that our initial claim for an $8.2 million settlement payment is revived. The State has paid us the $500,000 for the equipment and we appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted in a 4-3 decision not to hear our appeal based on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we have removed the contract from our backlog, and we will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. There are approximately $2.9 million of system assets remaining on our balance sheet from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. We have evaluated these assets for impairment and, based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

For the quarter ended April 3, 2005, we were not in compliance with the covenant under our Loan and Security Agreement with Citizens Bank of Massachusetts that requires us to make timely required filings with the Securities and Exchange Commission as a result of our failure to timely file this Form 10-Q and our Form 10-K for the year ended December 31, 2004. Once we have made these filings, we will be in compliance with all of the covenants under the Loan and Security Agreement. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require repayment of any amounts outstanding at the time that we are not in compliance with such covenants. Currently, there are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers.

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

Date: June 30, 2005	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2005	By:	/s/ WILLIAM K. AULET
William K. Aulet
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Filed herewith.