Form 10-K/A
period 2004-12-31
VIISAGE TECHNOLOGY INC
filed 2005-07-05
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on June 30, 2005 (the “Original Filing”), in order to amend Item 8, “Financial Statements and Supplementary Data” and Item 9A, “Controls and Procedures”. Management’s report on internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm included in Item 8 have been amended to explain that the internal controls of three subsidiaries of the Company were not included in such reports, as permitted by the Securities and Exchange Commission, because these entities were acquired by the Company during 2004. The description of the Company’s controls and procedures in Item 9A has been amended to include this same disclosure regarding the three excluded subsidiaries.

Except for the matters disclosed in Items 8 and 9A and Exhibits 23.1, 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing.

PART I

Item 1. Business

Overview

Viisage Technology, Inc. was formed as a division of Lau Technologies in 1992. In 1996, we were incorporated as a Delaware company, just prior to the completion of our initial public offering of common stock. Our principal executive offices are located at 296 Concord Road, Billerica, MA 01821 Tel. 978.932.2200. When we refer to “we”, “our” and “Viisage” in this Annual Report on Form 10-K/A, we mean Viisage Technology, Inc. as well as all of our consolidated subsidiaries, unless the context otherwise requires.

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

Company’s Internet Website

We maintain a corporate website with the address www.viisage.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K/A. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. We make available on our website reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K/A and, in particular, the following discussion and analysis, contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Factors that May Affect Future Results.” We expressly disclaim any obligation to update any forward-looking statements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K/A, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report are included in this report on Form 10-K/A under Item 8.

Our external auditors notified management and the audit committee of our board of directors that they believed there were material weaknesses due to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to evaluate and resolve non-routine or complex accounting transactions and in the control processes around information technology systems. These material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has determined that it is in agreement with the auditors’ initial assessment that these control deficiencies constituted a material weakness as of December 31, 2004. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. Our management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 8 of this report on Form 10-K/A, “Management’s Annual Report on Internal Control over Financial Reporting”.

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

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control over financial reporting of Viisage Technology AG, Trans Digital Technologies Corporation, Imaging Automation, Inc. would be excluded from the fiscal 2004 internal control assessment, as permitted by the Securities and Exchange Commission.

In January 2004, Viisage Technology AG (formerly ZN Vision Technologies AG) was acquired for an aggregate purchase price of approximately $31.6 million. Viisage AG contributed approximately 2.1% of the Company’s total revenue in 2004 and accounted for approximately 1.3% of the total assets at December 31, 2004. In February 2004, Trans Digital Technologies Corporation was acquired for an aggregate purchase price of approximately $56.6 million. Trans Digital Technologies contributed approximately 36.5% of the Company’s total revenue in 2004 and accounted for approximately 8.6% of its total assets at December 31, 2004. In October 2004, Imaging Automation, Inc. was acquired for an aggregate purchase price of approximately $39.8 million. Imaging Automation contributed approximately 1.1% of the Company’s total revenue in 2004 and accounted for approximately 1.7% of its total assets at December 31, 2004. See Note 12 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Viisage Technology AG (“Viisage AG”) which was acquired in January 2004 and whose financial statements reflect total assets and revenues constituting 1.3% and 2.1%, respectively, and Trans Digital Technologies Corporation (“TDT”) which was acquired in February 2004 and whose financial statements reflect total assets and revenues constituting 8.6% and 36.5%, respectively, and Imaging Automation, Inc. (“iA”) which was acquired in October 2004 and whose financial statements reflect total assets and revenues constituting 1.7% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Viisage AG, TDT and iA. See Note 12 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements.

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

In connection with the preparation of this Annual Report on Form 10-K/A, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control over financial reporting of Viisage Technology AG, Trans Digital Technologies Corporation, Imaging Automation, Inc. would be excluded from the fiscal 2004 internal control assessment, as permitted by the Securities and Exchange Commission.

In January 2004, Viisage Technology AG (formerly ZN Vision Technologies AG) was acquired for an aggregate purchase price of approximately $31.6 million. Viisage AG contributed approximately 2.1% of the Company’s total revenue in 2004 and accounted for approximately 1.3% of the total assets at December 31, 2004. In February 2004, Trans Digital Technologies Corporation was acquired for an aggregate purchase price of approximately $56.6 million. Trans Digital Technologies contributed approximately 36.5% of the Company’s total revenue in 2004 and accounted for approximately 8.6% of its total assets at December 31, 2004. In October 2004, Imaging Automation, Inc. was acquired for an aggregate purchase price of approximately $39.8 million. Imaging Automation contributed approximately 1.1% of the Company’s total revenue in 2004 and accounted for approximately 1.7% of its total assets at December 31, 2004. See Note 12 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company’s consolidated financial statements.

(b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K/A, which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of July, 2005.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer