Form 10-Q
period 2005-07-03
VIISAGE TECHNOLOGY INC
filed 2005-08-12
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2005.

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common stock, $.001 par value	48,126,672

VIISAGE TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JULY 3, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(in thousands)

	July 3, 2005	December 31, 2004*
	(Unaudited)
Assets
Current assets:
Cash	$10,653	$11,309
Accounts receivable	17,826	17,075
Inventories and other costs and estimated earnings in excess of billings	4,239	3,382
Other current assets	667	1,213

Total current assets	33,385	32,979
Property and equipment, net	18,593	19,917
Goodwill	92,483	93,507
Intangible assets, net	22,641	26,046
Other assets	3,211	3,180

	$170,313	$175,629

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,483	$15,279
Current portion of long term debt	80	281
Current deferred revenue	2,914	1,992
Other current liabilities	14	194

Total current liabilities	15,491	17,746
Long term debt	111	149
Deferred tax liability	1,413	859
Deferred revenue	1,631	1,717
Other liabilities	368	368

Total Liabilities	19,014	20,839
Shareholders’ equity	151,299	154,790

	$170,313	$175,629

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months ended		Six Months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Services revenue	$10,586	$11,835	$20,978	$22,338
Product revenue	9,563	4,441	15,982	6,197

Total revenue	20,149	16,276	36,960	28,535

Services cost of revenue	7,685	8,107	14,953	15,637
Product cost of revenue	5,854	3,200	9,626	4,576

Total cost of revenue	13,539	11,307	24,579	20,213

Services gross margin	2,901	3,728	6,025	6,701
Product gross margin	3,709	1,241	6,356	1,621

Total gross profit	6,610	4,969	12,381	8,322

Operating expenses:
Sales and marketing	2,139	1,578	4,355	3,071
Research and development	1,550	942	3,071	1,901
General and administrative	3,121	2,218	6,544	4,355

Total operating expenses	6,810	4,738	13,970	9,327

Operating income (loss)	(200)	231	(1,589)	(1,005)
Interest income	68	19	68	41
Interest expense	(38)	(596)	(54)	(1,010)
Other income (expense), net	(39)	54	84	75

Loss before income taxes	(209)	(292)	(1,491)	(1,899)
Provision for income taxes	(296)	(25)	(654)	(50)

Net loss	$(505)	$(317)	$(2,145)	$(1,949)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average basic and diluted common shares outstanding	48,045	35,821	47,973	33,603

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	July 3, 2005	June 27, 2004
Cash Flow from Operating Activities:
Net Loss	$(2,145)	$(1,949)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	5,900	5,135
Expenses paid in common stock	135	260
Changes in operating assets and liabilities:
Accounts receivable	(751)	(399)
Inventories and costs and estimated earnings in excess of billings	(857)	599
Other current assets	515	(146)
Deferred revenue	426	—
Deferred tax liability	554	—
Accounts payable and accrued expenses	(2,987)	(1,161)

Net cash provided by operating activities	790	2,339

Cash Flow from Investing Activities:
Restricted cash	—	3,191
Cash paid for acquisitions	—	(5,227)
Additions to property and equipment	(1,579)	(1,094)
Proceeds from sale of equipment	500	—
(Increase) decrease in other assets	(235)	(169)

Net cash used for investing activities	(1,314)	(3,299)

Cash Flow from Financing Activities:
Net proceeds from project financing	—	4,273
Principal payments on long term debt	(239)	(3,498)
Net proceeds from issuance of common stock	129	3,022

Net cash provided by (used for) financing activities	(110)	3,797

Effect of exchange rate changes on cash	(22)	—
Net increase (decrease) in cash and cash equivalents	(656)	2,837
Cash and cash equivalents, beginning of period	11,309	6,666

Cash and cash equivalents, end of period	$10,653	$9,503

Supplemental Cash Flow Information:
Cash paid for interest	$54	$534
Non-cash Transactions:
Directors fees paid in common stock	$135	$260
Acquisitions paid in common stock	$—	$57,486
Acquisitions paid in related party financing	$—	$15,300
Asset purchased with extended payment terms	$—	$800
Services paid in common stock	$—	$14

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of July 3, 2005 and December 31, 2004, and for the three- and six-month periods ended July 3, 2005 and June 27, 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of July 3, 2005 and for the three- and six-month periods ended July 3, 2005 and June 27, 2004, have been made. The results of operations for the period ended July 3, 2005 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The 2005 consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries: Biometrica Systems, Inc., Viisage Technology AG, Trans Digital Technologies Corporation and Imaging Automation, Inc. The 2004 consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries from the dates of their acquisition: Biometrica Systems, Inc., Viisage Technology AG and Trans Digital Technologies Corporation.

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

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net loss as reported	$(505)	$(317)	$(2,145)	$(1,949)

Add: stock based employee compensation expense included in reported net income (loss), net of tax	—	—	34	—
Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(761)	(818)	(1,114)	(1,811)

Pro forma net loss	$(1,266)	$(1,135)	$(3,225)	$(3,760)

Earnings per share:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.04)	$(0.06)
Basic and diluted, pro forma	$(0.03)	$(0.03)	$(0.07)	$(0.11)

The fair value of the Company’s stock-based option awards to employees was estimated assuming the following weighted-average assumptions:

	July 3, 2005	June 27, 2004
Risk free interest rate	4.26%	4.0%-5.0%
Expected dividend yield	—	—
Expected lives	3-10 years	3-10 years
Expected volatility	85%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 6,010,000 common equivalent shares consisting of all outstanding options and stock warrants were not reflected in the July 3, 2005 dilutive net loss per share calculations as their effect would be anti-dilutive. The impact of approximately 5,363,000 shares of common stock consisting of all outstanding options and stock warrants were not reflected in the June 27, 2004 dilutive net loss per share calculation. Potentially dilutive securities are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

Inventory and Suppliers

Viisage obtains certain hardware components and complete products from a limited group of suppliers. This reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, Viisage may experience significant delays in manufacturing and shipping products to customers if the Company loses these sources or if supplies from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, Viisage does not carry significant inventories of the products the Company purchases, and the Company has no guaranteed supply arrangements with its vendors. A loss of a significant vendor could delay sales and increase costs.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments. The accumulated other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, “Foreign Currency Translation” of $1.7 million for the three months ended July 3, 2005 and unrealized translation losses of approximately $1.7 million for the six months ended July 3, 2005. For the three and six months ended June 27, 2004, unrealized translation gains were approximately $16,000 and $14,000, respectively. The Company had approximately $2.0 million and $322,000 of accumulated other comprehensive loss as of July 3, 2005 and December 31, 2004, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of July 3, 2005. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity in accordance with SFAS No. 130. Other expense for the three months ended July 3, 2005 of $39,000 and other income of $84,000 for the six months ended July 3, 2005 was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases that Viisage made in Japanese Yen in 2005. For the three and six months ended June 27, 2004, realized gains related to foreign currency fluctuations were $54,000 and $75,000, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion no. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

3. INCOME TAXES

The deferred income tax provision for the three and six months ended July 3, 2005 includes $260,000 and $556,000, respectively, to record the deferred tax liability related to tax deductible amortization of certain goodwill. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of Trans Digital Technologies as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense related to certain goodwill for tax purposes. As a result, a deferred tax provision was required to record the deferred tax liability of tax deductible goodwill amortization. There was no current provision for federal income taxes for the three and six months ended July 3, 2005 or June 27, 2004 due to the net losses during those periods. The provision for state income taxes for the three months ended July 3, 2005 and June 27, 2004 was approximately $36,000 and $25,000, respectively. The provision for state income taxes for the six months ended July 3, 2005 and June 27, 2004 was $94,000 and $50,000, respectively.

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

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

The Company follows SFAS No. 131 “Disclosures about Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. At July 3, 2005, the Company operated in one business segment, the advanced technology identity solutions segment. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During 2004, the Company completed three acquisitions which contributed intellectual property that changed the Company’s product mix and service offerings. In 2004, the Company had proprietary products and service capability to deliver and did deliver fully integrated identity solutions projects across the Company’s entire customer base. As a result, during the fourth quarter of 2004, the Company realigned its product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total consolidated operating expenses of identity solutions products and services across all markets and geographic regions. This change in the structure of the Company’s internal organization resulted in a change in the composition of the Company’s reportable segments for 2004 into one reportable segment. The Company has restated the segment disclosure for the three and six months ended June 27, 2004 to conform to the segment reporting for the three and six months ended July 3, 2005.

Net revenues by market for the three and six months ended July 3, 2005 and June 27, 2004 are disclosed in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
State and Local	$9,016	$9,887	$17,999	$19,299
Federal	8,955	6,162	16,583	8,818
Commercial/Emerging Markets	2,178	227	2,378	418

	$20,149	$16,276	$36,960	$28,535

The Company’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Net revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily composed of revenues from customers in the United States. The following is a summary of net revenues by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenue
United States	$16,990	$15,517	$32,774	$27,308
Rest of World	3,159	759	4,186	1,227

	$20,149	$16,276	$36,960	$28,535

Of the total revenue for the three- and six-months ended July 3, 2005, approximately $2.8 and $3.8 million was earned from export sales, respectively. Of the total revenue for the three and six months ended June 27, 2004, approximately $307,000 and $775,000 was earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

For the three- and six-month periods ended July 3, 2005, one customer accounted for 36.1% and 32.8% of the Company’s revenue, respectively. As of July 3, 2005, the accounts receivable balance from this customer was approximately $6.5 million. As of December 31, 2004, the accounts receivable balance from this customer was approximately $2.6 million. For the three- and six-month periods ended June 27, 2004, one customer accounted for 22.9% and 18.9% of the Company’s revenue, respectively.

6. ACQUISITIONS

On January 23, 2004 Viisage acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of Viisage common stock and $493.00 in cash. In addition, the Company agreed to assume ZN’s employee share option plan, and accordingly has reserved 1,138,546 shares of Viisage common stock for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction and accordingly have been included in the purchase price at their fair value. The purchase price for the acquisition was $31.6 million, based on the per share price of Viisage common stock of $4.32 per share which is the average trading price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following June 27, 2003, the date on which the purchase agreement was signed and the acquisition was announced. The operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. The Company recorded approximately $761,000 in amortization related to the acquired intangible assets from the date of the acquisition through July 3, 2005. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of its European operations.

On February 14, 2004 Viisage acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $56.6 million. The purchase price consisted of 5,850,000 newly issued shares of Viisage common stock, which were valued at

$5.13 per share, which is the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following February 14, 2004, the date on which the purchase agreement was signed and the acquisition was announced, plus $15.3 million in notes and $5 million in cash. The operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company engaged an independent third party appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of their findings. The Company recorded approximately $4.2 million in amortization related to the acquired intangible assets from the date of the acquisition through July 3, 2005. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. TDT is now a wholly owned subsidiary of Viisage.

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

On October 5, 2004, Viisage acquired all of the outstanding capital stock of Imaging Automation, Inc. through a merger between Imaging Automation and a wholly-owned subsidiary of Viisage valued at approximately $40.1 million. The purchase price consisted of 3,908,387 newly issued shares of our common stock approximately $5.0 million in cash and the assumption of $2.9 million in debt, which has subsequently been repaid in full. For accounting purposes the value of Viisage common stock was $6.27 which was the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following October 5, 2004, the date on which the purchase agreement was signed and the acquisition was announced. The Company issued fully vested stock options effective as of the close of the transaction to assume the options outstanding under the Imaging Automation stock option plans for which the Company reserved approximately 565,270 shares of Viisage common stock recorded as part of the purchase price at their fair value of approximately $3.7 million. The operations of Imaging Automation are included in the financial statements from and after the effective date of the transaction. The Company engaged an independent third party appraiser to perform a review of the acquired assets and allocated the purchase price based on the results of its findings. The Company recorded approximately $1.2 million in amortization related to the acquired intangible assets from the date of the acquisition through July 3, 2005.

The allocation of the purchase price for ZN, TDT and Imaging Automation, based on the purchase prices calculated for accounting purposes, is as follows (in thousands):

	ZN	TDT	iA
Current assets	$1,639	$3,020	$468
Software license receivable	—	—	2,303
Property and equipment, net	140	42	183
Identified intangible assets	6,335	14,460	5,750
Goodwill	23,460	39,050	31,375

	$31,574	$56,572	$40,079

Identified intangible assets acquired in connection with the acquisitions of ZN, TDT and Imaging Automation consist primarily of completed technology, customer lists, acquired contracts, non-competition agreements, tradenames and trademarks. These intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

	July 3, 2005	Estimated Useful Life
Gross carrying amounts:
Completed Technology	$9,575	5 years
Customer lists	130	10 years
Acquired contracts	16,200	5 years
Non-competition agreements	490	2 years
Tradename and trademarks	150	3 years

Total intangible assets	$26,545
Accumulated amortization:
Completed Technology	(1,619)
Customer lists	(24)
Acquired contracts	(4,286)
Non-competition agreements	(181)
Tradename and trademarks	(33)
Translation adjustments	(331)

Total accumulated amortization	(6,474)

Intangible assets, net	$20,071

Amortization expense resulting from the identifiable intangible assets from the acquisitions in 2004 for the next five years are as follows (in thousands):

For the year ended December 31, 2005	$5,254
For the year ended December 31, 2006	4,840
For the year ended December 31, 2007	4,633
For the year ended December 31, 2008	3,944
For the year ended December 31, 2009	1,084

The unaudited pro forma and combined selected operating data below present the acquisitions of ZN, TDT and Imaging Automation as if the acquisitions had occurred on January 1, 2005 and 2004 for the three and six months ended July 3, 2005 and June 27, 2004, respectively. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN, TDT and iA been operating as a combined entity for the periods presented. The unaudited pro forma revenue, loss and loss per share information for the three and six months ended July 3, 2005 and June 27, 2004 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenue	$20,149	$16,805	$36,960	$32,768
Net loss	(505)	(1,813)	(2,145)	(4,026)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.04)	$(0.11)

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

In 2005, the Company began to utilize foreign currency forward contracts. The Company elected to not use hedge accounting and all gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts was terminated prior to settlement. As of July 3, 2005, the Company had committed to four foreign currency forward contracts to purchase approximately 201,000,000 Japanese Yen for $1,854,000. The fair value of these contracts at July 3, 2005 was a liability of approximately $46,000. All of these contracts will be settled before October 2, 2005.

8. LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of the Company’s Board of Directors. A motion has been filed by the so-called Turnberry Group to consolidate these lawsuits into one action under the case name: Darquea v. Viisage Technology, Inc. et al., Civil Action No. 05-10438-MLW. This motion also seeks to have the Turnberry Group designated as lead plaintiff and its counsel designated as lead counsel. The suits allege violations of the federal securities laws by the Company and certain of its officers and directors arising out of purported misrepresentations in the guidance that the Company provided on its anticipated financial results for fiscal 2004 following the release of its 2004 second and third quarter results, which allegedly artificially inflated the price of the Company’s stock during the period May 3, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. The Company believes that the allegations and claims made in these lawsuits are wholly without merit and intends to defend the actions vigorously. If the Company is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that it would be required to pay. It is possible that the Company’s insurance policies either may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against the Company’s directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to the Company’s shareholders and to the Company generally in connection with the same set of circumstances alleged in the class action lawsuits. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. The Company’s response to the federal court action is not yet due. The Company believes that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intends to defend this action vigorously.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with Viisage to install the State’s new drivers’ license system. In July 2004, the Company reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay the Company $2.0 million in cash and the State agreed to purchase certain equipment from the Company for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, the Company believes either that the settlement agreement with DMVS is not effective and that its contract with DMVS remains in place, or that the Company’s initial claim for an $8.2 million settlement payment is revived. The State has paid the Company the $500,000 for the equipment and the Company appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted in a 4-3 decision not to hear the Company’s appeal based on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, the Company has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. The Company reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on its estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, the Company has removed the contract from its backlog, and it will lose up to $19.7 million in revenue that it expected to recognize over the next five and one-half years, unless the contract remains in place or the Company is able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. There are approximately $2.9 million of system assets remaining on the Company’s balance sheet from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. The Company has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, it has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, the Company would be required to take a further charge to earnings.

In May 2005, Viisage, Toppan Printing Co., Ltd. and Fargo Electronics, Inc. agreed to a settlement of the lawsuit Fargo had filed against Toppan and TDT in July 2004 in the U.S. District Court for the Eastern District of Virginia. The lawsuit alleged that a reverse image printer manufactured by Toppan and distributed by TDT infringed four U.S. patents owned by Fargo. The settlement agreement required Toppan to pay a settlement amount to Fargo and granted Fargo distribution rights worldwide outside Japan for the Toppan CP-400 card printer. Additionally, the Company and Fargo entered into a strategic distribution agreement that allows the Company to purchase the full line of Fargo printers, become Fargo’s exclusive distributor of the Toppan CP-400 card printer to the U.S. federal government and U.S. state drivers’ license markets, and distribute the Toppan CP-400 printer worldwide outside Japan. As part of this arrangement, the Company has committed to purchase $1.0 million of products from Fargo over the next two years and will pay to Fargo a commission on future sales of the Toppan CP-400 printer and consumables for the Department of Defense Common Access Card program.

9. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	July 3, 2005	December 31, 2004
System assets held under capital leases	$250	$250
System assets	52,256	51,216
Computer and office equipment	3,910	3,269
Leasehold Improvements	242	147

	56,658	54,882

Less accumulated depreciation	38,065	34,965

	$18,593	$19,917

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

Depreciation expense for the three and six months ended July 3, 2005 was approximately $1.6 million and $3.1 million, respectively. Depreciation expense for the three and six months ended June 27, 2004 was approximately $1.6 million and $3.5 million, respectively.

10. SUBSEQUENT EVENTS

See Note 8 for a discussion of certain legal proceedings subsequent to July 3, 2005.

On August 2, 2005, the Company announced that William K. Aulet would be resigning as Chief Financial Officer, and that Bradley T. Miller would be joining the Company as its new Chief Financial Officer, effective September 6, 2005.

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

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased to approximately $20.1 million for the three months ended July 3, 2005 from $16.3 million for the three months ended June 27, 2004. Our revenues for the six months ended July 3, 2005 increased to approximately $37.0 million from $28.5 million in the first six months of 2004. Our net loss for the three months ended July 3, 2005 increased to $505,000 from $317,000 for the three months ended June 27, 2004. Our net loss for the six months ended July 3, 2005 increased to $2.1 million from $1.9 million in the first six months of 2004.

On August 2, 2005, the Company announced that William K. Aulet would be resigning as Chief Financial Officer, and that Bradley T. Miller would joining the Company as its new Chief Financial Officer, effective September 6, 2005.

SEGMENTS AND GEOGRAPHIC INFORMATION

At July 3, 2005, we operated in one business segment, the advanced technology identity solutions segment. Our advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During the fourth quarter of 2004, we have realigned our net product and services revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. Our Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total consolidated operating expenses of identity solutions products and services across all markets and geographic regions.

Revenues by market for the three and six months ended July 3, 2005 and June 27, 2004 are disclosed in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
State and Local	$9,016	$9,887	$17,999	$19,299
Federal	8,955	6,162	16,583	8,818
Commercial/Emerging Markets	2,178	227	2,378	418

	$20,149	$16,276	$36,960	$28,535

Our operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily comprised of revenues from customers in the United States. The following is a summary of revenues by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenue
United States	$16,990	$15,517	$32,774	$27,308
Rest of World	3,159	759	4,186	1,227

	$20,149	$16,276	$36,960	$28,535

Of the total revenue for the three and six months ended July 3, 2005, approximately $2.8 and $3.8 million was earned from export sales, respectively. Of the total revenue for the three and six months ended June 27, 2004, approximately $307,000 and $775,000 was earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Customers who accounted for more than 10% of our total revenues are as follows:

•	for the three-month and six-month periods ended July 3, 2005, one customer accounted for an aggregate of 36.1% and 32.8%, respectively; and

•	for the three-month and six month periods ended June 27, 2004, one customer accounted for an aggregate of 22.9% and 18.9%, respectively.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of July 3, 2005, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $18.6 million, $22.6 million, and $92.5 million, respectively.

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

We have evaluated the assumptions used in our assessment of goodwill impairment as of December 31, 2004 and have determined that the estimates used in the independent valuation of goodwill at that date have not materially changed after considering the above triggering events for an impairment review during the three months ended July 3, 2005. Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of July 3, 2005, future events could cause us to conclude otherwise.

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

As of July 3, 2005, we have recorded goodwill of $92.5 million. We will perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Because future cash flows and operating results used in the impairment review will be based on management’s projections and assumptions, future events could cause such projections to differ from those used to originally value the acquisitions, which could lead to significant impairment charges of goodwill in the future.

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

When elements such as products and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. Viisage applies the provisions of Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to all of its contracts.

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

Derivative Instruments and Hedging Activities

In 2005, the Company began to utilize foreign currency forward contracts. The Company elected to not use hedge accounting and all gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts was terminated prior to settlement. As of July 3, 2005, the Company had committed to seven foreign currency forward contracts to purchase approximately 201,000,000 Japanese Yen for $1,854,000. The fair value of these contracts at July 3, 2005 was a liability of approximately $46,000. All of these contracts will be settled before October 2, 2005.

RESULTS OF OPERATIONS

Revenue

Revenues in the state and local market of our business are derived principally from multi-year contracts for systems implementation, credential production and related services. Secondarily we derived state and local revenues from the sale of our document authentication products and services which were acquired from Imaging Automation, Inc. in October 2004. Revenues from our federal market are derived principally from products and solutions delivered to the Department of State and the Department of Defense. Revenues for the three- and six-month periods ending July 3, 2005 increased 23.8% and 29.5%, respectively, from approximately $16.3 million and $28.5 million for the three- and six-month periods ending June 27, 2004 to approximately $20.1 million and $37.0 million for the three- and six-month periods ending July 3, 2005, respectively. During the three-month period ending July 3, 2005, state and local market revenue decreased by $871,000 from approximately $9.9 million in the second quarter of 2004 to $9.0 million. This decrease was primarily due to contracts ending in the first quarter of 2005 in New York and Ohio which resulted in a decrease in revenue of approximately $1.0 million in the three months ended July 3, 2005 compared to the three months ended June 27, 2004. In addition, we generated approximately $464,000 less revenue due to lower card volume in Florida whose contract with us is ending in the third quarter 2005. During the three-month period ending July 3, 2005, there also was a decrease in revenue from our contract in Pinellas County, Florida of approximately $431,000 and a decrease in revenue on our contract to deliver drivers’ licenses in Maryland of approximately $448,000 from the second quarter of 2004 as a result of our entering the maintenance phase of these contracts in 2005 as installation was complete. These decreases in revenue in the state and local market were offset by an increase in revenues of approximately $429,000 generated from initial sales of document authentication products and services contributed through our acquisition of Imaging Automation in late 2004. Our contract with Connecticut contributed additional revenue of approximately $572,000 for the three months ended July 3, 2005 compared to the three months ended June 27, 2004 due to our delivery on a biometric services contract to the state. The remaining increase in revenues in the state and local market resulted from additional card volume in four other states that contributed approximately $500,000 of additional revenue. Revenue in the federal market increased to approximately $9.0 million for the three months ended July 3, 2005 compared to $6.2 million for the three months ended June 27, 2004. This increase was primarily driven by $2.4 million of additional product and service sales to the Department of State. In addition, sales of document authentication product, contributed through the acquisition of Imaging Automation in 2004, to government customers increased by approximately $500,000 during the three months ended July 3, 2005 compared to the three months ended June 27, 2004. For the six months ended July 3, 2005, our state and local revenue decreased by approximately $1.3 million to $18.0 million from $19.3 million for the six months ended June 27, 2004. This decrease was the result of revenue decreases in New York and Ohio of approximately $1.8 million for the first six months of 2005 compared to the prior year. We also experienced a decrease in revenue in our contract with Massachusetts of approximately $300,000 for the six-month period where our contract to produce welfare cards is ending in 2005. We also entered the maintenance phase on contracts in three states which resulted in a revenue decrease of approximately $1.1 million. The decreases in the state and local market for the six months ended July 3, 2005 compared to the six months ended June 27, 2004 were offset by sales of document authentication product, contributed by our acquisition of Imaging Automation in October 2004, of approximately $1.2 million into this market. In addition, card volume increases and new card production on other contracts contributed approximately $500,000 of additional revenue for the six month period. Revenue in the federal market increased by approximately $7.8 million to $16.6 million for the six months ended July 3, 2005 from $8.8 million for the six months ended June 27, 2004. Approximately $6.5 million of this increase for the six month period was related to additional sales of products and services to the Department of State. The remaining $1.3 million increase was the result of an increase in document authentication and biometric products and services to government customers internationally. Revenue in the commercial / emerging markets increased by approximately $2.0 million for the three and six months ended July 3, 2005 compared to the comparable periods in the prior year. This increase was related to additional sales of document authentication products into this market in the second quarter of 2005. Revenue for the three months ended July 3, 2005 includes a full quarter of sales of document authentication products and services acquired from Imaging Automation of approximately $3.0 million compared to zero in the prior year. For the six months ended July 3, 2005, revenue includes six months of Imaging Automation, TDT, and ZN Revenue compared to zero months, five months and five months of revenue from these entities in the prior year, respectively.

Gross Margin

Gross margin increased to 32.8% in the second quarter of 2005 from 30.5% in the second quarter of 2004. Gross margin increased to 33.5% for the first six months of 2005 compared to 29.2% for the same period in 2004. The increase in our gross margin for the quarter and for the first six months are both related to a change in the mix of products and solutions that we are delivering to our customers. For the three and six months ended July 3, 2005, we delivered additional products and services to our federal customers of approximately $2.8 million and $7.8 million, respectively compared to the prior year periods. The products and services delivered to these customers carried gross margins in excess of 35% which contributed to a higher average margin for each period. For the three and six months ended July 3, 2005 we generated less revenue from state and local customers of approximately $871,000 and $1.3 million, respectively compared to the prior year periods. We generated revenue in the state and local market primarily from drivers’ license contracts which, due to the competitive nature of that market, have historically carried margins on products and services below 25%.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $561,000, from $1.6 million in the second quarter of 2004 to $2.1 million in the second quarter of 2005. Approximately $552,000 of this increase was related to personnel and resources from the three acquisitions that we completed in 2004. In addition, we continue to invest in sales and marketing to support our products organization and our federal government sales initiatives in 2005. For the six months ended July 3, 2005, sales and marketing expenses increased by approximately $1.3 million to $4.4 million from $3.1 million for the same period in the prior year. Acquisitions accounted for approximately $1.1 million of the increase during this period. As a percentage of revenue, sales and marketing expenses increased from 9.7% in the second quarter of 2004 to 10.6% in the second quarter of 2005 and from 10.8% for the first six months of 2004 to 11.7% in the first six months of 2005. The ZN and TDT acquisitions which were both closed in the first quarter of 2004 represented a partial quarter of expense. We expect that we will continue to invest in sales and marketing resources primarily in the federal market and in commercial/emerging markets in 2005.

Research and Development Expenses

Research and development expenses increased by approximately $608,000, from $942,000 in the second quarter of 2004 to $1.6 million in the second quarter of 2005. Approximately $492,000 of this increase was related to personnel and resources from the three acquisitions that we completed in 2004. For the six months ended July 3, 2005, research and development expenses increased by approximately $1.2 million to $3.1 million from $1.9 million for the same period in the prior year. Acquisitions accounted for approximately $1.0 million of the increase during this period. We continue to invest in biometric technologies and new product development to broaden our product offerings of advanced technology identity solutions. This investment included enhancing existing products as well as contributing new products with the intellectual property and product offerings that were acquired through our acquisitions in 2004. As a percentage of revenue, research and development expenses increased from 5.8% in the second quarter of 2004 to 7.7% in the second quarter of 2005 and from 6.7% for the first six months of 2004 to 8.3% in the first six months of 2005. We expect to continue to invest in research and development in order to add functionality to our current advanced technology identity solutions offerings, as well as to develop new offerings in 2005.

General and Administrative Expenses

General and administrative expenses increased by approximately $902,000, from $2.2 million in the second quarter of 2004 to $3.1 million in the second quarter of 2005. The increase in general and administrative expenses was the result of increases in accounting and legal fees of approximately $744,000 in the second quarter of 2005 compared to the comparable period in the prior year, and increases in salary and related costs of approximately $93,000 from new headcount additions in information technology, finance and accounting. The remaining increase of approximately $65,000 resulted from resources and other general and administrative costs from the acquisitions in 2004. For the six months ended July 3, 2005, general and administrative expenses increased by $2.1 million to $6.5 million from $4.4 million for the same period in the prior year. The increase during this six month period was primarily attributed to headcount additions in administrative functions, compliance consulting fee increases, accounting and legal fees increases, and additional costs from acquisitions. As a percentage of revenue, general and administrative expenses increased from 13.6% in the second quarter of 2004 to 15.5% in the second quarter of 2005 and from 15.3% for the first six months of 2004 to 17.7% in the first six months of 2005.

Interest Income and Expense

Interest income increased by $49,000 from $19,000 in the second quarter of 2004 to $68,000 in the second quarter of 2005. Interest income for the six months ended July 3, 2005 increased by $27,000 to $68,000 from $41,000 for the six months ended June 27, 2004. These increases in interest income are related to a higher average cash balance during the second quarter and first six months of 2005 compared to the comparable periods in 2004. Interest expense decreased by $558,000 from $596,000 in the second quarter of 2004 to $38,000 in the second quarter of 2005. Interest expense for the six months ended July 3, 2005 decreased by approximately $956,000 to $54,000 from $1.0 million for the six months ended June 27, 2004. These decreases in interest expense are related to our repayment during 2004 of approximately $31.4 million of debt that was on our balance sheet as of June 27, 2004.

Income Taxes

The deferred income tax provision for the three- and six-month periods ended July 3, 2005 includes $260,000 and $554,000, respectively, to increase the deferred tax valuation allowance. This deferred tax liability is created by taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat its acquisition of TDT as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense for tax purposes. As a result, a deferred tax provision is required to increase the Company’s valuation allowance. No current provision for federal income taxes was made for the three- and six-month periods ended July 3, 2005 and June 27, 2004. The provision for state income taxes for the three- and six-month periods ended July 3, 2005 was approximately $36,000 and $94,000, respectively. The provision for state income taxes for the three and six months ended June 27, 2004 was $25,000 and $50,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash was approximately $10.7 million at July 3, 2005. As of July 3, 2005, there were no restrictions on the Company’s cash. Cash at December 31, 2004 was approximately $11.3 million.

In the six month period ended July 3, 2005, cash provided by operating activities was approximately $790,000, which resulted from our net loss of approximately $2.1 million, offset by non-cash charges for depreciation and amortization of approximately $5.9 million, $135,000 for expenses paid in common stock and deferred tax liability of $554,000, and cash used by the net change in operating assets and liabilities of approximately $3.7 million.

Accounts receivable increased approximately 4.4% from $17.1 million at December 31, 2004 to $17.8 million at July 3, 2005. The increase of approximately $751,000 was primarily due to product sales at the end of the quarter offset by an improvement of our overall days sales outstanding.

Inventories and other costs and estimated earnings in excess of billings increased approximately 25.3% from $3.4 million at December 31, 2004 to $4.2 million at July 3, 2005. This increase of approximately $857,000 was primarily due to additional inventory of document authentication products for delivery on future contracts.

Accounts payable and accrued expenses decreased approximately 18.3% from $15.3 million at December 31, 2004 to $12.5 million at July 3, 2005. This decrease was the result of payments to certain vendors related to our federal government contracts as well as payments made prior to the end of the quarter for professional services fees.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of July 3, 2005, we estimate that the amount available to us under the Loan and Security Agreement was approximately $5.7 million based on the financial covenants. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. In March 2005, we entered into an amendment to the Loan and Security Agreement to modify the financial covenants and make certain other changes. We are in compliance with the amended financial covenants for the quarter ended July 3, 2005. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require repayment of any amounts outstanding at the time that we are not in compliance with such covenants. Currently, there are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers.

In April 2003 we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of July 3, 2005 we had outstanding approximately $158,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003 we entered into an arrangement for financing of database licenses with another vendor. As of July 3, 2005, we had outstanding approximately $33,000 under this arrangement.

In the first quarter of 2004, we purchased an asset totaling $800,000 which is payable in installments over four years. As of July 3, 2005, $368,000 is included in other liabilities which represent the unpaid principal balance net of imputed interest. Total remaining installment payments due total $400,000.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of July 3, 2005 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$191	$80	$111	$—	$—
Operating Lease Obligations	$3,141	$339	$1,416	$1,104	$282

As of July 3, 2005, we had standby letters of credit issued by Citizens Bank for approximately $2.3 million to certain of our customers.

CONTINGENT OBLIGATIONS

Our principal contractual commitments involve payments under capital leases and operating leases.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $7.0 million in 2004 and $2.1 million for the six months July 3, 2005. At July 3, 2005, we had an accumulated deficit of approximately $51.2 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

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

For the three- and six-month periods ended July 3, 2005, one customer, the U.S. Department of State, accounted for an aggregate of 36.1% and 32.8%, respectively, of our revenue. Since a small number of customers account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. As a result, we are not eligible to use a “short form” registration statement on Form S-3 until June 30, 2006. Our inability to use a short form registration statement until June 30, 2006 may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting with each year’s Form 10-K. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report for 2004 were included in our Annual Report on Form 10-K for the year ended December 31, 2004 under Item 8.

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

In the fiscal years ended December 31, 2003 and 2004, and six-month periods ended July 3, 2005 and June 27, 2004, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

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

To date, we have incurred approximately $5.0 million of costs in connection with the acquisitions of ZN, TDT and Imaging Automation, including:

•	costs associated with integrating personnel, products and services;

•	financial advisory fees; and

•	costs and expenses for services provided by our lawyers and accountants.

The transaction costs and expenses attributable to financial advisory, legal and accounting services that we incurred have been capitalized as a component of the purchase price. Goodwill associated with the acquisition will be required to be tested at least annually for impairment, and we will be required to record a charge to earnings if there is an impairment in the value of such goodwill at a later date. Other intangible assets acquired in connection with these acquisitions will be amortized over their estimated useful lives.

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

Although ZN has experience marketing and distributing its products and developing strategic relationships in Europe, part of our strategy will be to increase sales and build additional relationships in European markets. Risks inherent in marketing, selling and developing relationships in European markets include those associated with:

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

As a result of our acquisitions of ZN, TDT and Imaging Automation, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our international location in Germany are denominated in euros. The results of operations and certain of our inter-company balances associated with this international location are exposed to foreign exchange rate fluctuations. As of July 3, 2005 and December 31, 2004, the cumulative loss from foreign currency translation adjustments was $2.0 million and $322,000, respectively. In addition to our German operation, we will have increased transactions with Japanese vendors supplying hardware and consumables for the delivery of the TDT contracts. These transactions will increase our exposure to foreign currency fluctuations with the yen. To the extent the U.S. dollar weakens against these foreign currencies, the translation of these foreign currencies denominated transactions results in increased net revenue, operating expenses and net income. Similarly, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against these foreign currencies. For the quarter ended July 3, 2005, we had unrealized losses related to transactions with Japanese vendors of approximately $46,000.

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

As of August 10, 2005, there were 48,126,672 shares of our common stock outstanding. Lau and Mr. Buddy Beck own approximately 11.4% and 11.9%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. As of July 3, 2005, the cumulative loss from foreign currency translation adjustments was approximately $2.0 million. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by utilizing foreign currency forward contracts. Prior to 2005, we did not hedge foreign currencies using derivative instruments. Subsequent to year end, we entered into derivatives contracts as cash flow hedges to mitigate exchange risk associated with our Japanese yen purchases. For the quarter ended July 3, 2005, we had unrealized losses related to transactions with Japanese vendors of approximately $46,000. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 3, 2005. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 3, 2005.

(b) Changes in internal controls. As described below, management has identified and begun implementing the steps they believe necessary to address the material weaknesses described above.

With respect to the lack of accounting resources, we:

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

As a result of these additional resources, management believes that it no longer has a significant deficiency that constitutes a material weakness in our control processes with respect to the lack of accounting resources.

With respect to our information technology, or IT, systems, we:

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

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 and the six months ended April 3, 2005 and July 3, 2005 only and did not affect the results of any prior periods. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, will address the material weaknesses that affected our internal controls over financial reporting in fiscal year 2004 and the first two quarters of fiscal 2005. Management will continue with its on-going evaluation and will improve our internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that our internal controls over financial reporting will prevent all errors.

Other than the changes described above, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of our Board of Directors. A motion has been filed by the so-called Turnberry Group to consolidate these lawsuits into one action under the case name: Darquea v. Viisage Technology, Inc. et al., Civil Action No. 05-10438-MLW. This motion also seeks to have the Turnberry Group designated as lead plaintiff and its counsel designated as lead counsel. The suits allege violations of the federal securities laws by us and certain of our officers and directors arising out of purported misrepresentations in the guidance that we provided on our anticipated financial results for fiscal 2004 following the release of our 2004 second and third quarter results, which allegedly artificially inflated the price of our stock during the period May 3, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in these lawsuits are wholly without merit and intend to defend the actions vigorously. If we are unsuccessful in defending ourselves in this litigation, these lawsuits could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to the Company generally in connection with the same set of circumstances alleged in the class action lawsuits. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. Our response to the federal court action is not yet due. We believe that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intend to defend the action vigorously.

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

Date: August 12, 2005	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005	By:	/s/ WILLIAM K. AULET
William K. Aulet
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Filed herewith.