Form 10-Q
period 2005-10-02
VIISAGE TECHNOLOGY INC
filed 2005-11-10
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2005.

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

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☒  Yes    ☐  No

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2005
Common stock, $.001 par value	48,147,492

VIISAGE TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1– FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 2, 2005	December 31, 2004 *
Assets
Current assets:
Cash	$12,675	$11,309
Accounts receivable	12,366	17,075
Inventories and other costs and estimated earnings in excess of billings	5,532	3,382
Other current assets	762	1,213

Total current assets	31,335	32,979
Property and equipment, net	18,384	19,917
Goodwill	92,621	93,507
Intangible assets, net	21,248	26,046
Other assets	3,151	3,180

	$166,739	$175,629

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,273	$15,279
Current portion of long term debt	141	281
Current deferred revenue	3,063	1,992
Other current liabilities	304	194

Total current liabilities	13,781	17,746
Long term debt	219	149
Deferred tax liability	1,637	859
Deferred revenue	1,234	1,717
Other liabilities	200	368

Total Liabilities	17,071	20,839
Shareholders’ equity	149,668	154,790

	$166,739	$175,629

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenues:
Services revenue	$9,833	$11,818	$30,811	$34,157
Product revenue	4,473	8,089	20,454	14,285

Total revenue	14,306	19,907	51,265	48,442

Cost of revenues:
Services cost of revenue	6,677	7,097	21,333	22,327
Product cost of revenue	2,617	6,541	10,965	10,378
Amortization of purchased intangible assets	784	762	2,360	1,908

Total cost of revenue	10,078	14,400	34,658	34,613

Gross Profit:	4,228	5,507	16,607	13,829

Operating expenses:
Sales and marketing (1)	1,732	1,588	5,873	4,659
Research and development (1)	1,086	781	3,439	2,510
General and administrative (1)	2,936	2,362	9,358	6,717
Amortization of purchased intangible assets	527	115	1,581	287

Total operating expenses	6,281	4,846	20,251	14,173

Income (loss) from operations:	(2,053)	661	(3,644)	(344)
Interest income	75	67	143	108
Interest expense	31	478	85	1,488
Other income (expense), net	210	(27)	294	48

Income (loss) before income taxes:
Income (loss) before income taxes	(1,799)	223	(3,292)	(1,676)
Provision for income taxes	309	25	963	75

Net income (loss)	$(2,108)	$198	$(4,255)	$(1,751)

Net income (loss) per share:
Net income (loss) per basic share	(0.04)	0.00	(0.09)	(0.05)

Net income (loss) per diluted share	(0.04)	0.00	(0.09)	(0.05)

Weighted average basic shares	48,114	40,072	48,021	35,783

Weighted average diluted shares	48,114	41,090	48,021	35,783

(1) Excludes amortization expense for purchased intangible assets as follows:

Cost of Revenue	$784	$762	$2,360	$1,908
Sales and marketing	107	—	321	—
Research and development	359	115	1,077	287
General and administrative	61	—	183	—

Total amortization expense for purchased intangible assets	$1,311	$877	$3,941	$2,195

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2005	September 26, 2004
Cash Flows from Operating Activities:
Net loss	$(4,255)	$(1,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,002	5,496
Amortization	4,080	2,381
Expenses paid in common stock	205	333
Deferred tax liability	778	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,709	(7,831)
Inventories and costs and estimated earnings in excess of billings	(2,150)	1,081
Other assets	451	(299)
Deferred revenue	588	—
Accounts payable and accrued expenses	(5,597)	2,299

Net cash provided by operating activities	3,810	1,709

Cash Flows from Investing Activities:
Restricted cash	—	3,311
Cash paid for acquisitions	—	(6,227)
Net additions to property and equipment	(3,005)	(1,680)
Proceeds from sale of equipment	500	—
(Increase) decrease in other assets	—	(1,524)

Net cash used for investing activities	(2,505)	(6,120)

Cash Flows from Financing Activities:
Net proceeds from project financing	199	4,273
Principal payments on long term debt	(269)	(13,150)
Net proceeds from issuance of common stock	169	40,985

Net cash provided by financing activities	99	32,108

Effect of exchange rate changes on cash	(38)	—
Net increase in cash and cash equivalents	1,366	27,697
Cash and cash equivalents, beginning of period	11,309	6,666

Cash and cash equivalents, end of period	$12,675	$34,363

Supplemental Cash Flow Information:
Cash paid for interest	$58	$333
Non-cash Transactions:
Directors fees paid in common stock	$250	$260
Acquisitions paid in common stock	$—	$57,486
Acquisitions paid in related party financing	$—	$15,300
Asset purchased with extended payment terms	$—	$800
Services paid in common stock	$135	$14

The accompanying notes are an integral part of these financial statements.

VIISAGE TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Viisage’s identity solutions are specifically designed for identification of people and include secure credentialing, biometrics, automated document authentication and real-time identity databases, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

•	assurance that an identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Viisage’s advanced technology identity solutions enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Viisage and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the results and financial position for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Viisage’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

The accompanying condensed consolidated financial statements include the accounts of Viisage and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the condensed consolidated financial statements for the year ended December 31, 2004 in order to conform to the October 2, 2005 balance sheet presentation. Certain reclassifications were made to the statement of operations for the three- and nine-month periods ended September 26, 2004 in order to conform to the presentations for the three- and nine-month periods ended October 2, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies and cost estimates associated with revenue contracts, contingent liabilities, future taxable income in jurisdictions in which Viisage operates, and recoverability of Viisage’s net deferred tax assets and related valuation allowance. Although Viisage regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Viisage bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Viisage’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Stock-Based Compensation

Viisage accounts for its stock-based compensation plans using the intrinsic value method, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and loss per share if Viisage had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net income (loss) as reported	$(2,108)	$198	$(4,255)	$(1,751)
Add: stock based employee compensation expense included in reported net income (loss), net of tax	—	—	34	—
Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(818)	(814)	(1,932)	(2,625)

Pro forma net loss	$(2,926)	$(616)	$(6,153)	$(4,376)

Earnings per share:
Basic net income (loss) per share, as reported	$(0.04)	$0.00	$(0.09)	$(0.05)
Basic net loss per share, pro forma	$(0.06)	$(0.02)	$(0.13)	$(0.12)
Diluted net income (loss) per share, as reported	$(0.04)	$0.00	$(0.09)	$(0.05)
Diluted net loss per share, pro forma	$(0.06)	$(0.02)	$(0.13)	$(0.12)

The fair value of Viisage’s stock-based option awards to employees was estimated assuming the following weighted-average assumptions:

	October 2, 2005	September 26, 2004
Risk free interest rate	4.26%	4.0%-5.0%
Expected dividend yield	—	—
Expected lives	3-10 years	3-10 years
Expected volatility	85%	80%

Computation of Net Loss per Share

The basic net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 6,037,000 common equivalent shares consisting of all outstanding options and warrants were not reflected in the three- and nine-month periods ended October 2, 2005 dilutive net loss per share calculations as their effect would be anti-dilutive. The diluted net income per share calculation during the three-month period ended September 26, 2004, as reported, included dilutive share equivalents of 1,017,713 consisting of certain outstanding stock options and stock warrants, using the treasury stock method. The impact of approximately 4,377,000 and 5,395,000 common equivalent shares consisting of certain outstanding options and stock warrants were not reflected in the pro forma net loss per share calculations for the three- and nine-month periods in the prior year as their effect would be anti-dilutive, respectively.

Inventory and Suppliers

Viisage obtains certain hardware components and complete products from a limited group of suppliers, which involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in Viisage having to find new suppliers. As a result, Viisage may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, Viisage does not carry significant inventories of the products Viisage purchases, and Viisage has no guaranteed supply arrangements with its vendors. A loss of a significant vendor could delay sales and increase costs.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Condensed Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes current period foreign currency translation adjustments. Assets and liabilities of Viisage’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity in accordance with SFAS No. 130. The accumulated other comprehensive income (loss) consists of unrealized translation gains in accordance with SFAS No. 52, “Foreign Currency Translation” of approximately $308,000 for the three months ended October 2, 2005 and unrealized translation losses of approximately $1.4 million for the nine months ended October 2, 2005. For the three and nine-months ended October 2, 2004, unrealized translation gains were approximately $1,000 and $15,000, respectively. The Company had approximately $1.7 million and $322,000 of accumulated other comprehensive loss as of October 2, 2005 and December 31, 2004, respectively.

Foreign Currency Transactions

Foreign currency transaction for Japanese Yen are included in other income for the three- and nine-month periods ended October 2, 2005 of $163,000 and $219,000, respectively, which was the result of realized and unrealized transaction gains and losses related to foreign currency fluctuations on purchases that Viisage made in Japanese Yen in 2005. For the three- and nine-month periods ended September 26, 2004, realized gains related to foreign currency fluctuations were $168,000 and $243,000, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion no. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, Viisage will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. Viisage must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Viisage is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share, but no impact to its cash flows or overall financial condition. Viisage has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for Viisage for fiscal periods beginning October 3, 2005. Viisage is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect it will have any impact to its cash flows or overall financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Viisage in the first quarter of fiscal 2006. Viisage does not believe that the adoption of SFAS 154 will have a material effect on its consolidated results of operations or financial condition.

3. INCOME TAXES

The deferred income tax provision for the three- and nine-month periods ended October 2, 2005 includes $260,000 and $780,000, respectively, to record the deferred tax liability related to tax deductible amortization of certain goodwill. This deferred tax liability is created by taxable temporary differences related to this goodwill for which the period the difference will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, Viisage made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of Trans Digital Technologies as an asset transaction for tax purposes. This election resulted in future tax deductible amortization expense related to this goodwill for tax purposes. As a result, a deferred tax provision was required to record the deferred tax liability of tax deductible goodwill amortization. There was no current provision for federal income taxes for the three- and nine-month periods ended October 2, 2005 or September 26, 2004 due to the net pre-tax losses during those periods. The provision for state income taxes for the three months ended October 2, 2005 and September 26, 2004 was approximately $49,000 and $25,000, respectively. The provision for state income taxes for the nine months ended October 2, 2005 and September 26, 2004 was $183,000 and $75,000, respectively.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Lau Technologies, or Lau, and Mr. Buddy Beck beneficially own approximately 11.3%, and 11.9%, respectively, of Viisage’s outstanding common stock. Readers are referred to the “Notes to Consolidated Financial Statements” section of Viisage’s 2004 Annual Report on Form 10-K/A for further discussion.

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

Viisage reports results in accordance with SFAS No. 131 “Disclosures about Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in determining how to allocate resources and assess performance. At October 2, 2005, Viisage operated in one business segment, the advanced technology identity solutions segment. Viisage’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During 2004, Viisage completed three acquisitions which contributed intellectual property that changed Viisage’s product mix and service offerings. Beginning in 2004, Viisage had proprietary products and service capability to deliver fully integrated identity solutions projects across its entire customer base. During the fourth quarter of 2004, Viisage realigned its product and service offerings into the three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. Viisage’s Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total consolidated operating expenses of identity solutions products and services across all markets and geographic regions. This change in the structure of Viisage’s internal organization resulted in a consolidation of Viisage’s reportable segments into one reportable segment as of December 31, 2004. For comparative purposes, Viisage has reclassified the segment disclosure for the three and nine months ended September 26, 2004 to conform to the segment reporting for the three and nine months ended October 2, 2005.

Net revenues by market for the three and nine months ended October 2, 2005 and September 26, 2004 were (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
State and Local	$8,291	$9,882	$26,238	$29,181
Federal	5,658	9,839	22,287	18,657
Commercial/Emerging Markets	357	186	2,740	604

	$14,306	$19,907	$51,265	$48,442

Viisage’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Net revenues are attributed to each region based on the location of the customer. The following is a summary of net revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenue
United States	$13,446	$19,560	$46,221	$46,858
Rest of World	860	347	5,044	1,584

	$14,306	$19,907	$51,265	$48,442

Of the total revenue for the three- and nine-months ended October 2, 2005, approximately $860,000 and $5.0 million was earned from export sales, respectively. Of the total revenue for the three and nine months ended September 26, 2004, approximately $347,000 and $1.6 million was earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

For the three- and nine-month periods ended October 2, 2005, one customer, the Department of State, accounted for 20.5% and 26.5% of Viisage’s revenue, respectively. As of October 2, 2005, the accounts receivable balance from this customer was approximately $3.0 million. As of December 31, 2004, the accounts receivable balance from this customer was approximately $2.6 million. For the three- and nine-month periods ended September 26, 2004, two customers, the Department of State and Telos (Department of Defense) accounted for 38.6% and 29.6% of Viisage’s revenue, respectively.

6. ACQUISITIONS

On January 23, 2004 Viisage acquired all outstanding shares of ZN Vision Technologies AG (“ZN”) in exchange for an aggregate of 5,221,454 newly issued shares of Viisage common stock and $493 in cash. ZN is a leading German provider of face recognition and computer vision products and services. ZN, now known as Viisage Technology AG, serves as the base of Viisage’s European operations. In addition, Viisage agreed to assume ZN’s employee share option plan, and accordingly reserved 1,138,546 shares of Viisage common stock as of the acquisition date for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction and accordingly were included in the purchase price at their fair value which equaled the intrinsic value as of the closing date. The purchase price for the acquisition was $31.6 million, based on the per share price of Viisage common stock of $4.32, the average trading price of Viisage common stock for the five trading days immediately preceding and the two trading days immediately following March 28, 2003, the date on which the purchase agreement was signed and the acquisition was announced. The operations of ZN are included in the financial statements since the effective date, the close of business on January 23, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. Viisage engaged an independent appraiser to perform a review of the acquired assets and allocated the purchase price based on the results of the independent appraiser’s report. For the three and nine months ended October 2, 2005, amortization expense related to this acquisition was approximately $158,000 and $474,000. For the three and nine months ended September 26, 2004 amortization expense related to this acquisition was approximately $115,000 and $287,000, respectively. For the period from the closing date to October 2, 2005 and September 26, 2004 the accumulated amortization related to the identified intangible from the transaction was $919,000 and $287,000, respectively.

On February 14, 2004 Viisage acquired all outstanding shares of Trans Digital Technologies Corporation (“TDT”) for $56.6 million. TDT is the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. The purchase price consisted of 5,850,000 newly issued shares of Viisage common stock, which were valued at $5.13 per share, the average price of Viisage common stock for the five trading days immediately preceding and the two trading days immediately following February 14, 2004, the date on which the purchase agreement was signed and the acquisition was announced, plus $15.3 million in notes and $5.0 million in cash. The operations of TDT are included in the financial statements since the effective date, the close of business on February 14, 2004. The purchase price has been allocated to net assets acquired based on their estimated fair values. Viisage engaged an independent appraiser to perform a review of the acquired assets and have allocated the purchase price based on the results of the independent appraiser’s report. For the three and nine months ended October 2, 2005, amortization expense related to this acquisition was approximately $747,000 and $2.2 million. For the three and nine months ended September 26, 2004 amortization expense related to this acquisition was approximately $762,000 and $1.9 million, respectively. For the period from the closing date to October 2, 2005 and September 26, 2004, the accumulated amortization related to the identified intangible from the transaction was $4.9 million and $1.9 million, respectively

In connection with the acquisition of TDT, Viisage agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million if the U.S. Department of Defense (DoD) placed orders with an aggregate value of at least $4.0 million prior to June 30, 2004 for the production of smart cards as part of DoD’s Common Access Card (CAC) program. The terms for this additional cash payment were met, which Viisage recorded as additional goodwill. This additional goodwill was reduced by approximately $754,000 related to purchase price adjustments as defined in the stock purchase agreement.

On October 5, 2004, Viisage acquired all outstanding shares of Imaging Automation, Inc. for $40.1 million. Imaging Automation is the industry and market leader in automated identity document authentication technologies. The purchase price consisted of 3,908,387 newly issued shares of Viisage’s common stock which were valued at $6.27, the average price of Viisage common stock over the five trading days immediately preceding and the two trading days immediately following October 5, 2004, the date on which the purchase agreement was signed and the acquisition was announced, $5.0 million in cash and the assumption of $2.9 million in debt, which has subsequently been repaid in full. Viisage issued fully vested stock options at of the close of the transaction to assume the options outstanding under the Imaging Automation stock option plans. Viisage reserved approximately 565,270 shares of Viisage common stock for these options and recorded their fair value which equaled the intrinsic value of approximately $3.7 million as part of the purchase price. The operations of Imaging Automation are included in the financial statements from the effective date of the transaction, October 5, 2004. Viisage engaged an independent appraiser to perform a review of the acquired assets and allocated the purchase price based on the results of the independent appraiser’s report. For the three and nine months ended October 2, 2005, amortization expense related to this acquisition was approximately $406,000 and $1.2 million, respectively. There was no amortization expense related to identified intangible assets for this acquisition during the three- and nine-month periods ended September 26, 2004. For the period from the closing date to October 2, 2005, the accumulated amortization related to the identified intangible from the transaction was $1.6 million.

The allocation of the purchase price for ZN, TDT and Imaging Automation is as follows (in thousands):

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

Identified intangible assets acquired in connection with the acquisitions of ZN, TDT and Imaging Automation consist primarily of completed technology, customer lists, acquired contracts, non-competition agreements, tradenames and trademarks. These intangible assets are amortized using the straight-line method over their estimated useful lives, as follows:

	October 2, 2005	Estimated Useful Life
Gross carrying amounts:
Completed Technology	$9,575	5 years
Customer lists	130	10 years
Acquired contracts	16,200	5 years
Non-competition agreements	490	2 years
Tradename and trademarks	150	3 years

Total intangible assets	26,545
Accumulated amortization:
Completed Technology	(2,103)
Customer lists	(32)
Acquired contracts	(5,033)
Non-competition agreements	(242)
Tradename and trademarks	(44)
Translation adjustments	8

Total accumulated amortization	(7,446)

Intangible assets, net	$19,099

Amortization expense resulting from the identifiable intangible assets from the acquisitions in 2004 for the next five years are expected as follows (in thousands):

For the year ended December 31, 2005	$5,254
For the year ended December 31, 2006	4,840
For the year ended December 31, 2007	4,633
For the year ended December 31, 2008	3,944
For the year ended December 31, 2009	1,084

The unaudited pro forma and combined selected operating data below present the acquisitions of ZN, TDT and Imaging Automation as if the acquisitions had occurred on January 1, 2004. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage, ZN, TDT and iA been operating as a combined entity for the periods presented. The unaudited pro forma revenue, loss and loss per share information for the three and nine months ended October 2, 2005 and September 26, 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenue	$14,306	$20,379	$51,265	$53,147
Net loss	($2,108)	($1,648)	($4,255)	($5,674)
Basic and diluted net loss per share	($0.04)	($0.04)	($0.09)	($0.12)

7. FOREIGN CURRENCY HEDGES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, established accounting and reporting standards requiring recognition of all derivatives as assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. Gains and losses resulting from changes in the fair value of those derivative instruments will be recorded to earnings or other comprehensive income depending on the use of the derivative instrument and whether it qualifies for hedge accounting. Viisage uses forward contracts as derivatives to manage foreign currency risk and not for speculative or trading purposes. Viisage’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates.

In 2005, Viisage began to utilize foreign currency forward contracts. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts was terminated prior to settlement. As of October 2, 2005, Viisage had committed to three foreign currency forward contracts to purchase approximately 91,351,000 Japanese Yen for $827,000. The fair value of these contracts at October 2, 2005 was a liability of approximately $18,000. All of these contracts will be settled before December 31, 2005.

8. LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of Viisage’s Board of Directors. A motion has been filed by the so-called Turnberry Group to consolidate these lawsuits into one action under the case name: Darquea v. Viisage Technology, Inc. et al., Civil Action No. 05-10438-MLW. This motion also seeks to have the Turnberry Group designated as lead plaintiff and its counsel designated as lead counsel. The suits allege violations of the federal securities laws by Viisage and certain of its officers and directors arising out of purported misrepresentations in the guidance that Viisage provided on its anticipated financial results for fiscal 2004 following the release of its 2004 second and third quarter results, which allegedly artificially inflated the price of Viisage’s stock during the period May 3, 2004 through March 2, 2005. Viisage is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. Viisage believes that the allegations and claims made in these lawsuits are wholly without merit and intends to defend the actions vigorously. If Viisage is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that it could be required to pay. It is possible that Viisage’s insurance policies either may not cover potential claims of this type or may not be adequate to indemnify Viisage for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against Viisage’s directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuits. The complaints are derivative in nature and do not seek relief from Viisage. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. Viisage’s response to the federal court action is not yet due. Viisage believes that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intends to defend this action vigorously.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with Viisage to install the State’s new drivers’ license system. In July 2004, Viisage reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay Viisage $2.0 million in cash and the State agreed to purchase certain equipment from Viisage for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, Viisage believes either that the settlement agreement with DMVS is not effective and that its contract with DMVS remains in place, or that Viisage’s initial claim for an $8.2 million settlement payment is revived. The State has paid Viisage $500,000 for the equipment and Viisage appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted in a 4-3 decision not to hear Viisage’s appeal based on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, Viisage has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. Viisage reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on its estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, Viisage has removed the contract from its backlog, and it will lose up to $19.7 million in revenue that it expected to recognize over the next five and one-half years, unless the contract remains in place or Viisage is able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. There are approximately $2.9 million of system assets remaining on Viisage’s balance sheet from the Georgia contract. These consist of approximately $1.1 million of assets that Viisage anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that Viisage anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting Viisage’s central production facility in Georgia. Viisage has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, it has determined that these assets are not currently impaired. While Viisage believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, Viisage would be required to take a further charge to earnings. (See Note 9)

9. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	October 2, 2005	December 31, 2004
System assets held under capital leases	$449	$250
System assets	54,019	51,216
Computer and office equipment	5,269	3,269
Leasehold Improvements	242	147

	59,979	54,882
Less accumulated depreciation	41,595	34,965

	$18,384	$19,917

Included in system assets at December 31, 2004 are $500,000 of assets held for sale to Georgia related to the state’s agreement to purchase certain assets pursuant to a portion of the settlement agreement between Viisage and the state which was upheld by the Georgia court in its summary judgment ruling. In the first quarter of 2005 Viisage received full payment from the state for these assets. Also included in system assets for both periods presented is approximately $2.9 million of system assets remaining from the Georgia contract. (See Note 8)

10. SUBSEQUENT EVENTS

On October 5, 2005, Viisage entered into a definitive investment agreement with L-1 Investment Partners LLC (L-1) providing for the issuance and sale to L-1 of 19,047,619 shares of Viisage common stock at $5.25 per share and the issuance of warrants to purchase an aggregate of 4,000,000 shares of Viisage common stock at an exercise price of $5.50 per share. The sale of the shares to L-1 will result in gross proceeds to Viisage of $100 million. The L-1 Investment Agreement stipulates that $85 million of the proceeds will be used to finance acquisitions subject to approval by Viisage’s board of directors.

The closing of the transaction is subject to the approval of Viisage’s stockholders and the satisfaction of customary closing conditions. In addition, the stockholders of Viisage will be asked to approve a one-for-two and a half reverse stock split of the issued and outstanding common stock of Viisage. Viisage has filed a preliminary proxy statement with the Securities and Exchange Commission to solicit stockholder approval of the transaction with L-1 and the reverse stock split.

The warrants have a term of three years from the closing date, and vest as follows: (1) warrants to purchase 3,200,000 shares of Viisage common stock vest on a pro rata basis proportionate to acquisitions involving the aggregate consideration of $125 million; (2) warrants to purchase 533,333 shares of Viisage common stock vest upon Viisage reporting gross revenues for any four-quarter period equal to or greater than $200 million; and (3) warrants to purchase 266,667 shares of Viisage common stock vest upon Viisage reporting gross revenues for any four-quarter period equal to or greater than $300 million.

The Investment Agreement provides that if either Viisage or L-1 breaches or fails to perform in any material respect any of its representations or obligations under the Investment Agreement and the breach or failure is not cured within ten days after notice from the other party, the breaching party will be required to pay the other party $4,000,000 as a termination fee plus up to $1,000,000 of actual out-of-pocket expenses incurred by the other party. Viisage also shall be required to pay the termination fee and up to $1,000,000 of L-1’s actual out-of-pocket expenses if the Viisage board fails to make or withdraws its recommendation to the stockholders that they approve the investment or if Viisage materially breaches its obligations relating to the non-solicitation of competing transactions.

VIISAGE TECHNOLOGY, INC.

ITEM 2– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2004 Annual Report on Form 10-K/A and in this Quarterly Report on Form 10-Q.

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

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues decreased to approximately $14.3 million for the three months ended October 2, 2005 from $19.9 million for the three months ended September 26, 2004. Our revenues for the nine months ended October 2, 2005 increased to approximately $51.3 million from $48.4 million in the first nine months of 2004. Our net loss for the three months ended October 2, 2005 increased to $2.1 million from net income of $198,000 for the three months ended September 26, 2004. Our net loss for the nine months ended October 2, 2005 increased to $4.3 million from $1.8 million in the first nine months of 2004.

STRATEGIC INITIATIVE

On October 5, 2005, we entered into an investment agreement with L-1 Investment Partners LLC (L-1) providing for the issuance and sale to L-1 of 19,047,619 shares of our common stock at $5.25 per share and the issuance of warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $5.50 per share. The sale of the shares to L-1 will result in gross proceeds to us of $100 million. The L-1 Investment Agreement stipulates that $85 million of the proceeds will be used to finance acquisitions subject to approval by our board of directors. The closing of the transaction is subject to the approval of our stockholders and the satisfaction of customary closing conditions. In addition, our stockholders will be asked to approve a one-for-two and a half reverse stock split of our issued and outstanding common stock. We have filed a preliminary proxy statement with the Securities and Exchange Commission to solicit stockholder approval of the transaction with L-1 and the reverse stock split.

SEGMENTS AND GEOGRAPHIC INFORMATION

At October 2, 2005, we operated in one business segment, the advanced technology identity solutions segment. Our advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases.

During the fourth quarter of 2004, we categorized our net product and services revenues into three primary markets: State and Local, Federal, and Commercial/Emerging Markets. Our Chief Executive Officer is the chief operating decision maker who evaluates performance based on total consolidated revenues, gross margin, and operating expenses of identity solutions products and services across all markets and geographic regions.

Revenues by market for the three and nine months ended October 2, 2005 and September 26, 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
State and Local	$8,291	$9,882	$26,238	$29,181
Federal	5,658	9,839	22,287	18,657
Emerging Markets	357	186	2,740	604

	$14,306	$19,907	$51,265	$48,442

Our operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Revenue
United States	$13,446	$19,560	$46,221	$46,858
Rest of World	860	347	5,044	1,584

	$14,306	$19,907	$51,265	$48,442

Of the total revenue for the three- and nine-months ended October 2, 2005, approximately $860,000 and $5.0 million was earned from export sales, respectively. Of the total revenue for the three and nine months ended September 26, 2004, approximately $347,000 and $1.6 million was earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Customers who accounted for more than 10% of our total revenues are as follows:

•	for the three-month and nine-month periods ended October 2, 2005, one customer accounted for an aggregate of 20.5% and 26.5%, respectively; and

•	for the three-month and nine-month periods ended September 26, 2004, two customers accounted for an aggregate of 38.6% and 29.6%, respectively.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of October 2, 2005, the balances of property, plant and equipment, other intangible assets and goodwill, net of accumulated depreciation and amortization, were $18.4 million, $92.6 million, and $21.2 million, respectively.

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

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of product lines by ourselves or our customers;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

We have evaluated the assumptions used in our assessment of goodwill impairment as of December 31, 2004 and have determined that the estimates used in the independent valuation of goodwill at that date have not materially changed after considering the above triggering events for an impairment review during the three months ended October 2, 2005. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

In the fourth quarter of 2004, we recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with our contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between us and the state that would have provided us with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of the system assets installed, we identified $2.2 million of assets deployed within the state that we deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

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

As of October 2, 2005, we have recorded goodwill of $92.6 million. We perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Future cash flows and operating results used in the impairment review are based on management’s projections and assumptions. Actual results could differ from such projections used to originally value the acquisitions, which could result in significant impairment charges in the future.

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

We recognize revenue under these contracts using the percentage-of-completion methodology in accordance with SOP 81-1. We use the percentage-of-completion methodology to account for revenue under these contracts when:

•	a high level of certainty exists regarding expected cash flows from these contracts; and

•	a reliable basis exists for determining the percentage of the contract that will be completed at the end of the accounting period.

We measure the percentage complete as costs are incurred. For contracts based on milestones, revenue is recognized when scheduled performance milestones and customer acceptance criteria have been achieved. These milestones are specific events or deliverables clearly identified in the contract. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. Billings occur under these contracts when the milestone is delivered and accepted by the customer. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars as the method of measurement.

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

On identity solutions contracts where the arrangement consists of build-to-suit software and solution design during the installation phase of the project, as well as ongoing services under a long-term contract, we apply the criteria in EITF 00-21 to separate the SOP 81-1 deliverables, such as installation services, from the non SOP 81-1 deliverables, such as ongoing maintenance and support services. On such contracts we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value.

Derivative Instruments and Hedging Activities

In 2005, Viisage began to utilize foreign currency forward contracts. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts was terminated prior to settlement. As of October 2, 2005, Viisage had committed to seven foreign currency forward contracts to purchase approximately 91,351,000 Japanese Yen for $827,000. The fair value of these contracts at October 2, 2005 was a liability of approximately $18,000. All of these contracts will be settled before December 31, 2005.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended			Nine Months Ended
	October 2, 2005	Percent Change	September 26, 2004	October 2, 2005	Percent Change	September 26, 2004
Services revenue	$9,833	-16.8%	$11,818	$30,811	-9.8%	$34,157
Product revenue	4,473	-44.7%	8,089	20,454	43.2%	14,285

Total revenue	$14,306	-28.1%	$19,907	$51,265	5.8%	$48,442

Services revenues include multi-year service contracts for systems implementation, maintenance, credential production and other related services. During the three-month period ending October 2, 2005, service revenue decreased by $2.0 million. In the state and local market, service revenue decreased by $1.6 million from approximately $9.9 million in the third quarter of 2004 to $8.3 million. This decrease was primarily due to state contracts for Ohio and New York ending in the first quarter of 2005 which generated service revenue of $1.1 million in the third quarter of 2004 and no revenue in the third quarter of 2005. In addition, we delivered on a face recognition contract for North Carolina in the third quarter of 2004 which contributed $584,000 in that period. The remaining decrease in service revenue of $454,000 was attributable to Federal solutions services decrease from the prior period last year. During the nine-month period ending October 2, 2005, service revenue decreased by $3.3 million. In the state and local market, service revenue decreased by $3.9 million from approximately $29.2 million in the third quarter of 2004 to $25.3 million. This decrease was primarily due to state contracts for Ohio and New York ending in the first quarter of 2005 which generated service revenue of $3.0 million in the nine months ended September 26, 2004 compared to approximately $186,000 for the first nine months of 2005. In addition our state contract for Florida ended in the third quarter of 2005 which resulted in decreased revenue of $903,000 from the prior period last year. The remaining decrease in service revenue of $662,000 was attributable to a decrease in the run-rate of Federal solutions services and parts decrease from the prior period last year. This decrease was offset by Imaging Automation maintenance contracts and international sales of which contributed service revenue of $1.3 million in 2005.

Product revenues include sale of our document authentication systems, printers, and other consumables to the federal market. Product revenues in the three-month period ended October 2, 2005 decreased by $3.6 million, relative to the comparable period in the prior year. Revenue for products in the third quarter of 2004 included $5.4 million of non-recurring revenue associated with printer sales and approximately $600,000 of consumables to the Department of Defense accounted for the decrease in 2005 third quarter product revenue. In the third quarter 2005 we delivered consumables to the Department of State for approximately $2.0 million and sales of document authentication systems from the acquisition of Imaging Automation in the fourth quarter of 2004, as well as additional sales to emerging markets totaling approximately $400,000. Product revenues for the nine-month period ended October 2, 2005 increased by $6.2 million relative to comparable periods in the prior year. Revenue from products for the nine-month period ended September 26, 2004 included $6.2 million of non-recurring revenue associated with printer sales to the Department of Defense. This decrease was offset by additional consumables delivered to the Department of State and Department of Defense for approximately $6.3 million and $2.4 million of revenue, respectively, during the first nine months of 2005. This decrease also was offset by $3.7 million of document authentication system sales as well as additional sales to emerging markets during the first nine months of 2005.

Cost of revenue

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Services cost of revenue	$6,677	$7,097	$21,333	$22,327
Product cost of revenue	2,617	6,541	10,965	10,378
Amortization expense	784	762	2,360	1,908

	$10,078	$14,400	$34,658	$34,613

As a percentage of net revenues	70.4%	72.3%	67.6%	71.5%

The increases in our gross margin for the quarter was the result of a change to a higher margin mix of products and solutions that we delivered to our customers, partially offset by fixed service costs related to a lower revenue base. Our state and local market margins were affected by two state contracts that ended in the first quarter of 2005 and the phase out of a third state contract which reduced the overall margin in the state and local market by approximately 4%. This decrease was offset by a 6% increase in gross margins in our Federal solutions business as a result of sales of higher margin products relative to the comparable prior year period. The increases in our gross margin for the first nine months was a result of a change to a higher margin mix of products and solutions that we delivered to our customers. Our state and local market margins were impacted by two state contracts that ended in the first quarter of 2005 and the phase out of a third state contract which reduced the overall margin in this market by approximately 4%. This decrease in gross margin was offset by higher margin product sales from the Imaging Automation acquisition in the fourth quarter 2004.

Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Sales and Marketing Expenses	$1,732	$1,588	$5,873	$4,659
As a percentage of net revenues	12.1%	8.0%	11.5%	9.6%

Sales and marketing expense consists primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, and other marketing and sales support expenses. The net increase for the three months ended October 2, 2005 compared to the prior year period is $144,000, and this increase was the result of $191,000 of expense for additional headcount primarily from the Imaging Automation acquisition and $126,000 of incremental corporate communications expenses which was reallocated from general and administrative expenses. These increases were partially offset by a reduction of approximately $175,000 of expense reduction in other employee related costs during the quarter. The increase of $1.2 million for the nine months ended October 2, 2005 compared to first nine months ended September 26, 2004 are primarily due to additional headcount from the Imaging Automation acquisition which contributed additional expense of approximately $881,000, as well as approximately $300,000 expended to increase the visibility of our product and services offerings in the state and local and federal marketplaces. We expect to continue to invest in our sales and marketing organization for fiscal 2005.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Research and Development Expenses	$1,086	$781	$3,439	$2,510
As a percentage of net revenues	7.6%	3.9%	6.7%	5.2%

Research and development expense consists primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. The increase for the third quarter of 2005 relative to the comparable period for the prior year is a result of the inclusion of the Imaging Automation acquisition from October 2004 of approximately $300,000 of additional expense. The remaining increase in R&D expense is the result of additional investment in product development in the federal and emerging markets. For the nine-month period ended October 2, 2005, research and development expenses increased $929,000. This increase was due to the acquisitions we made in 2004 and related to higher employee related costs. We expect to continue to invest in biometric technologies and new product development to broaden our product offerings of advanced technology identity solutions for fiscal 2005 and 2006.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
General and Administrative Expenses	$2,936	$2,362	$9,358	$6,717
As a percentage of net revenues	20.5%	11.9%	18.3%	13.9%

General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, and professional fees. For the three-month period ending October 2, 2005 the increase in general and administrative expenses was $574,000 relative to comparable prior year period. The increase in general and administrative expenses for the three-month period ended October 2, 2005 compared to the comparable prior year period was the result of enhancements to our employee benefit plans that resulted in $226,000 of additional expense, higher corporate insurance costs totaling approximately $146,000, and an increase of employee related expenses of $202,000, from headcount additions primarily in accounting and information technology functions. For the nine-month period ended October 2, 2005 the increase in general and administrative expenses was $2.6 million relative to the comparable prior year period. This was the result of higher corporate insurance expense of $615,000, an increase of employee related expenses of $757,000, an increase in legal and audit fees of $932,000, and other general and administrative of costs of approximately $297,000. We will continue to invest in our infrastructure for fiscal 2005, particularly as it relates to addressing our material weaknesses in internal controls.

Interest Income and Expense

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Interest income	$75	$67	$143	$108
Interest expense	31	478	85	1,488

Net interest income and (expense)	$44	$(411)	$58	$(1,380)

The increase in interest income are related to a higher average cash balance during the third quarter and first nine months of 2005 compared to the comparable periods in 2004. Interest expense for the third quarter 2005 decreased by approximately $447,000 compared to the prior year periods. Interest expense for the nine-months ended October 2, 2005 decreased by approximately $1.4 million compared to the prior year period. These decreases in interest expense are related to our repayment during 2004 of approximately $16.7 million of debt that was on our balance sheet as of September 26, 2004.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Other Income (Expense)	$210	$(27)	$294	$48

The increase in other income are the result of mark to market adjustments related to forward contracts purchased to hedge our foreign currency exposure to Japanese Yen-denominated supply contracts entered in the third quarter and first nine months of 2005.

Income Taxes

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Income Taxes	$309	$25	$963	$75

The income tax provision is primarily a result of taxable temporary differences related to certain goodwill for which the period the difference will reverse is indefinite. In the fourth quarter of 2004, Viisage made an election under Internal Revenue Tax Code Section 338(h)(10) to treat its acquisition of TDT as an asset transaction for tax purposes which resulted in future tax deductible amortization expense for tax purposes. As a result, a deferred federal income tax provision is required beginning in the fourth quarter of 2004. No current provision for federal income taxes was made for the three- and nine-month periods ended October 2, 2005 and September 26, 2004. Included in the income tax expense is state income tax expense of approximately $49,000 for the three-month period ending October 2, 2005 and was approximately $25,000 in the prior year period. For the nine-month period ending October 2, 2005 the state income tax expense was approximately $183,000 and approximately $75,000 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended		Year Ended
	October 2, 2005	September 26, 2004	December 31, 2004
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$3,810	$1,709	$4,135
Investing activities	(2,505)	(6,120)	(12,992)
Financing activities	99	32,108	13,504
Effect of exchange rates on cash and cash equivalents	(38)	—	(4)

Net increase in cash and cash equivalents	$1,366	$27,697	$4,643

In the nine-month period ended October 2, 2005, cash provided by operating activities was approximately $3.8 million, which resulted from our net loss of approximately $4.3 million, offset by non-cash charges for depreciation and amortization of approximately $9.1 million, $205,000 for expenses paid in common stock and deferred tax liability of $778,000. The net changes in operating assets and liabilities resulted in a use of approximately $2.0 million of cash.

Accounts receivable decreased from $17.1 million at December 31, 2004 to $12.4 million at October 2, 2005, primarily due to collections and a lower revenue base.

Inventories and other costs and estimated earnings in excess of billings increased approximately 63.6% from $3.4 million at December 31, 2004 to $5.5 million at October 2, 2005. This increase of approximately $2.1 million was primarily due to additional inventory of document authentication products for delivery on expected future contracts.

Accounts payable and accrued expenses decreased from $15.3 million at December 31, 2004 to $10.3 million at October 2, 2005 primarily due to payments made and a lower volume of business activity, as well as payments made prior to the end of the third quarter of 2005 for professional services fees.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of October 2, 2005, we estimate that the amount available to us under the Loan and Security Agreement was approximately $7.4 million based on the financial covenants. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. In March and October 2005, we entered into amendments to the Loan and Security Agreement to modify the financial covenants and make certain other changes. The October 2005 amendment requires that we maintain cash and cash equivalents of at least $7.5 million. We are in compliance with the amended financial covenants for the quarter ended October 2, 2005. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require repayment of any amounts outstanding at the time that we are not in compliance with such covenants. Currently, there are no borrowings outstanding under the Loan and Security Agreement other than a commitment of $2.3 million in letters of credit issued by Citizens to certain of our customers

In April 2003, we entered into an arrangement for approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of October 2, 2005, we had outstanding approximately $142,000 under these arrangements. The interest rates on these capital leases are between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In August 2003, we entered into an arrangement for financing of database licenses with another vendor. As of October 2, 2005, we had outstanding approximately $27,000 under this arrangement.

In September 2005, we entered into a three-year capital lease with payments due quarterly for approximately $199,000 for software licenses. As of October 2, 2005, $191,000 is included in current and long term debt. There are no financial covenants associated with this leasing arrangement. The total remaining installment payments due are $207,000.

In the first quarter of 2004, we purchased an asset totaling $800,000 which is payable in installments over four years. As of October 2, 2005, $384,000 is included in other liabilities which represent the unpaid principal balance, net of imputed interest. Total remaining installment payments due are $400,000.

On October 5, 2005, we entered into a definitive investment agreement with L-1 Investment Partners LLC (L-1) providing for the issuance and sale to L-1 of 19,047,619 shares of Viisage common stock at $5.25 per share and warrants to purchase an aggregate of 4,000,000 shares of Viisage common stock at an exercise price of $5.50 per share. The sale of the shares to L-1 will result in gross proceeds to Viisage of $100 million. The L-1 Investment Agreement stipulates that $85 million of the proceeds will be used to finance acquisitions subject to approval by our board of directors. The closing of the transaction is subject to the approval of our stockholders and the satisfaction of customary closing conditions.

The closing of the transaction is subject to the approval of Viisage’s stockholders and the satisfaction of customary closing conditions. In addition, the stockholders of Viisage will be asked to approve a one-for-two and a half reverse stock split of the issued and outstanding common stock of Viisage. Viisage has filed a preliminary proxy statement with the Securities and Exchange Commission to solicit stockholder approval of the transaction with L-1 and the reverse stock split.

The warrants have a term of three years from the closing date, and vest as follows: (1) warrants to purchase 3,200,000 shares of Viisage common stock vest on a pro rata basis proportionate to acquisitions involving the aggregate consideration of $125 million; (2) warrants to purchase 533,333 shares of Viisage common stock vest upon Viisage reporting gross revenues for any four-quarter period equal to or greater than $200 million; and (3) warrants to purchase 266,667 shares of Viisage common stock vest upon Viisage reporting gross revenues for any four-quarter period equal to or greater than $300 million.

The Investment Agreement provides that if either Viisage or L-1 breaches or fails to perform in any material respect any of its representations or obligations under the Investment Agreement and the breach or failure is not cured within ten days after notice from the other party, the breaching party will be required to pay the other party $4,000,000 as a termination fee plus up to $1,000,000 of actual out-of-pocket expenses incurred by the other party. Viisage also shall be required to pay the termination fee and up to $1,000,000 of L-1’s actual out-of-pocket expenses if the Viisage board fails to make or withdraws its recommendation to the stockholders that they approve the investment or if Viisage materially breaches its obligations relating to the non-solicitation of competing transactions.

We believe that our existing cash balances, anticipated closing of investment transaction with L-1, and anticipated cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months, as well as fund our acquisition strategy. However, if we cannot achieve our operating goals in 2005 or 2006 or if the L-1 investment described above does not occur or if we win additional drivers’ license contracts in 2005, we may be required to seek additional financing. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Factors that May Affect Future Results.”

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of October 2, 2005 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$360	$141	$219	$—	$—
Operating Lease Obligations	$3,141	$506	$1,416	$1,104	$116

As of October 2, 2005, we had standby letters of credit issued by Citizens Bank for approximately $2.3 million to certain of our customers.

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

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $7.0 million in 2004 and $4.3 million for the nine months October 2, 2005. At October 2, 2005, we had an accumulated deficit of approximately $49.1 million. We expect to continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve sustained profitability on an annual basis.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure credentials systems and our research and development requires significant capital in advance of anticipated revenues. While we have been successful in the past in obtaining financing for working capital and capital expenditures, we expect to have ongoing capital needs as we expand our business. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans.

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

For the three- and nine-month periods ended October 2, 2005, one customer, the U.S. Department of State, accounted for an aggregate of 20.5% and 26.5%, respectively, of our revenue. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 in order to provide additional time for us, our independent auditors and our outside counsel to complete a review of litigation involving Viisage and to assess its effect, if any, on our financial statements for the year ended December 31, 2004. As a result, we are not eligible to use a “short form” registration statement on Form S-3 until June 30, 2006, and may not be eligible to use a short form registration statement if we fail to satisfy the conditions required to use such registration statement on or after such date. Our inability to use a short form registration statement until June 30, 2006, or thereafter may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during the period we are not eligible to use the short form. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the Nasdaq National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

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

If we are unable to successfully remediate the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting with each year’s Form 10-K. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report for 2004 were included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 under Item 8.

Our external auditors notified management and the audit committee of our board of directors that they believed there were material weaknesses due to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to evaluate and resolve non-routine and/or complex accounting transactions, and in the control processes around information technology systems. These material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has determined that it is in agreement with the auditors’ initial assessment that these control deficiencies constituted a material weakness as of December 31, 2004, and October 2, 2005. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 and October 2, 2005. Our management has identified certain steps designed to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2004 and Part I, Item 4 of this Quarterly Report on Form 10-Q.

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

Changes in the laws and regulations that have recently been enacted, including regulations under of the Sarbanes-Oxley Act of 2002, are likely to continue to increase our expenses as we devote resources in response to them. Consequently, as we take steps to further improve and strengthen our financial management and controls, we anticipate corresponding increases in our operating expenses that may reduce our profitability in the future.

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

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

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

In the fiscal years ended December 31, 2003 and 2004, and nine-month periods ended October 2, 2005 and September 26, 2004, we sold substantially all of our services and licensed substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase our sales and support our customers.

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

In addition, the differences between U.S. and German business cultures and the geographic distance between the companies could present significant obstacles to our timely, cost-effective integration of ZN. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations

The significant direct and indirect costs of our acquisition and integration of ZN, TDT and Imaging Automation could adversely affect our financial performance.

To date, we have incurred approximately $5.0 million of costs in connection with the acquisitions of ZN, TDT and Imaging Automation, including:

•	costs associated with integrating personnel, products and services;

•	financial advisory fees; and

•	costs and expenses for services provided by our lawyers and accountants.

The transaction costs and expenses attributable to financial advisory, legal and accounting services that we incurred have been capitalized as a component of the purchase price. Goodwill and other intangible assets associated with the acquisitions are required to be tested at least annually for impairment, and we will be required to record a charge to earnings if there is an impairment in the value of such assets.

The acquisitions of ZN, TDT and Imaging Automation could result in future impairment charges which could adversely affect our results of operations.

As a result of our acquisitions of ZN, TDT and Imaging Automation, goodwill and other intangible assets have been created. The values recorded at the purchase date for goodwill and other intangible assets represent fair values calculated by independent third-party appraisers at such points in time. Such valuations require significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairments which will require us to record a charge in the period in which such an impairment is identified, which could have a severe negative impact on our business, financial condition and results of operations.

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

As a result of our acquisitions of ZN, TDT and Imaging Automation, we expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from our operations in Germany are denominated in euros. The results of operations and certain of our inter-company balances associated with this location are exposed to foreign exchange rate fluctuations. As of October 2, 2005 and December 31, 2004, the accumulated other comprehensive income (loss) includes foreign currency translation adjustments was $1.7 million and $322,000, respectively. In addition to our German operation, we have significant Japanese Yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese Yen-denominated transaction, could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

Beyond the acquisitions of ZN, TDT and Imaging Automation, our growth strategy includes additional acquisitions of companies or technologies that complement ours. Of the $100 million proceeds we will receive if the L-1 investment is consummated, $85 million are to be used to finance acquisitions, pursuant to the terms of the investment agreement between us and L-1. Future acquisitions could involve risks inherent in acquisitions, such as:

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

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We have entered into employment agreements with Bernard C. Bailey, our Chief Executive Officer, Bradley T. Miller, our Chief Financial Officer, Iftikhar Ahmad, our Senior Vice President, Worldwide Services, Mohamed Lazzouni, our Chief Technology Officer, and James P. Ebzery, our Senior Vice President, Customer Solutions. These agreements are intended to provide the executives with incentives to remain employed by us. However, we cannot assure you that they will remain employed by us. In addition, we believe that the continued employment of key members of our technical and sales staff is important to us. Most of our employees are entitled to voluntarily terminate their relationship with us, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We may be unable to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we may be unable to attract new employees as required.

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

Lau Technologies, or Lau, and Mr. Buddy Beck, the former sole stockholder of TDT who is now a director and Vice Chairman of our Board of Directors, beneficially own approximately 11.3% and 11.9%, respectively, of our outstanding common stock. As a result, both Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, including mergers and acquisitions. In addition, we have significant relationships with each of Lau and Mr. Beck, including:

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

If the L-1 investment is consummated, L-1 will become our largest shareholder and Mr. Robert LaPenta, the Chief Executive Officer of L-1, will become the Chairman of our Board of Directors. These relationships, and other relationships we may enter into in the future with L-1, will have risks similar to those arising from our relationships with Lau and Mr. Beck.

Future sales of our common stock by Lau or Mr. Buddy Beck could depress the market price of our common stock.

As of November 8, 2005, there were 48,147,492 shares of our common stock outstanding. Lau and Mr. Buddy Beck own approximately 11.3% and 11.9%, respectively, of our common stock. If either of these stockholders sell a significant number of shares of our common stock in the open market, our stock price could decline. If the L-1 investment is consummated, L-1 will become our largest shareholder. If, following the investment, L-1 should sell a significant number of shares of our common stock in the open market, our stock price could decline.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. As of October 2, 2005, the cumulative loss from foreign currency translation adjustments was approximately $1.7 million. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese Yen. We mitigate exchange rate volatility by utilizing foreign currency forward contracts. Prior to 2005, we did not hedge foreign currencies using derivative instruments. Subsequent to year end, we entered into derivatives contracts as cash flow hedges to mitigate exchange risk associated with our Japanese Yen purchases. For the quarter ended October 2, 2005, we had unrealized losses related to transactions with Japanese vendors of approximately $18,000. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 2, 2005. We previously reported two material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K/A for the year ended December 31, 2004. As a result of these material weaknesses in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of October 2, 2005.

(b) Changes in internal controls. In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2004, management determined that there were two internal controls that had significant deficiencies which constituted material weaknesses in our control processes. The first of these was with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second was with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the periods ended April 3, 2005 and July 3, 2005, management has taken a number of steps to address these material weaknesses. In addition, during the quarter ended October 2, 2005, management took the following steps they believe necessary to help address the material weaknesses described above.

•	Hired an experienced director of internal audit who is a certified public accountant who started in August 2005;

•	Hired a Chief Financial Officer with 20 years experience in financial management, public reporting, technical accounting, systems and controls who started in September 2005;

•	Continued to streamline our financial close process through enhanced implementation of our existing financial management and accounting system;

•	Hired external advisors with significant expertise assisting companies document, assess, and recommend improvements to their internal control environments, including their information technology environment;

•	Implemented new reports to monitor access to our information technology, or IT, systems; and

•	Completed policy and procedure documentation related to change control processes for our IT systems and related processes.

We continue to plan and expect to implement additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting. These include:

•	Hiring additional accounting and finance resources;

•	Continuing to expand the implementation of our existing financial management and accounting system;

•	Continuing to standardize internal processes; and

•	Changing responsibilities to help ensure appropriate access to our IT systems by consultants and authorized personnel.

The changes in our internal control over financial reporting implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are continuing to rely on extensive manual procedures, While we are undertaking the implementation of this new controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 and the nine months ended October 2, 2005 only and did not affect the results of any prior periods.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

VIISAGE TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 for a description of certain legal proceedings involving Viisage. There have been no material changes in such proceedings since the date of such Form 10-Q.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, we held a special meeting in lieu of our annual shareholders meeting. At that meeting, the following matters were voted on and approved:

(a) Robert Gelbard, Peter Nessen and Thomas J. Reilly were elected as Class III directors to serve three-year terms. The vote was 42,366,183 for and 1,006,405 withheld with respect to Mr. Gelbard; 41,376,177 for and 1,996,411 withheld with respect to Mr. Nessen, and 41,495,204 for and 1,877,284 withheld with respect to Mr. Reilly.

(b) The decision to approve the adoption of the Viisage 2005 Long-Term Incentive Plan was ratified. The vote was 17,108,223 for, 5,436,219 against, 182,353 abstained and 20,646,193 not voted.

(c) The selection of BDO Seidman, LLP as our independent public accountants for the year ending December 31, 2005, was ratified. The vote was 43,190,231 for, 90,022 against and 92,735 abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2005	By:	/s/ BRADLEY T. MILLER
Bradley T. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
10.1	(a)	Second Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Filed herewith.