Form 10-K/A
period 2004-12-31
VIISAGE TECHNOLOGY INC
filed 2006-02-14
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 27, 2005, was approximately $155 million.

As of June 27, 2005, the registrant had 48,090,780 shares of Common Stock outstanding.

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 2 to Form 10-K to amend its Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 5, 2005 (the “Original Filing”), in order to amend Item 9A, “Controls and Procedures”. The description of the Company’s controls and procedures in Item 9A has been amended in response to comments made by the Staff of the Securities and Exchange Commission.

Except for the matters disclosed in Item 9A and Exhibits 23.1, 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K/A continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing.

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

In connection with the preparation of this Annual Report on Form 10-K/A, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2004. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K/A for greater detail about these material weaknesses. We have not incurred, and do not expect to incur, significant capital expenditures related to remedial actions taken or to be taken to address these material weaknesses.

Our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 was filed approximately three months after the filing deadline. While the filing of reports within the time periods specified by the SEC’s rules and forms is an element of disclosure controls and procedures, management does not believe that a material weakness in the design of our controls and procedures was involved in our inability to timely file our Form 10-K. One week prior to the statutory filing date for our Form 10-K, we received notification of material pending litigation. We, the Audit Committee of our Board of Directors, our independent auditors and counsel required additional time to complete a review of this pending litigation involving us and its effect, if any, on our financial statements. We determined that the audit of our financial statements could not be finalized until such review had been completed, and therefore, that audited financial statements, as required to be included in the Form 10-K, could not be filed in accordance with the filing deadline. Management believes that no additional controls or procedures would have allowed this review and the related financial statement audit to be completed prior to the filing deadline for the Form 10-K.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control over financial reporting of Viisage Technology AG, Trans Digital Technologies Corporation, Imaging Automation, Inc. would be excluded from the fiscal 2004 internal control assessment, as permitted by the Securities and Exchange Commission.

1

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

(c) Changes in internal controls. During the fourth quarter of 2004, management took the following steps they believed necessary to help address the material weaknesses discussed above and in “Management’s Annual Report on Internal Control over Financial Reporting”:

•	Identified gaps in information technology, or IT, policies and procedures in November 2004, in particular inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans;

•	Developed a detailed plan to remediate identified deficiencies in November 2004; and

•	Completed policy and procedure documentation of all key IT processes in December 2004.

In addition, subsequent to December 31, 2004, management took additional steps to help address the material weaknesses, as described in “Management’s Annual Report on Internal Control over Financial Reporting.” All of the remedial actions described above and in “Management’s Annual Report on Internal Control over Financial Reporting” were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

EXHIBIT INDEX

Exhibit No.	Note	Description
2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.6	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.7	(v)	Agreement and Plan of Merger dated as of October 5, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp.

3.1	(a)	Restated Certificate of Incorporation of the Company.

3.2	(j)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.3	(a)	By-Laws of the Company.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 9, 2001.

3.7	(j)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

3.8	(y)	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 15, 2004.

4.1	(a)	Specimen certificates for shares of the Company’s Common Stock.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between the Company and Lau Technologies.

10.2	(a)	Form of Administration and Services Agreement between the Company and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between the Company and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between the Company and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between the Company and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between the Company and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

Exhibit No.	Note	Description
10.11	(a)	Contract between the Company and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between the Company and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between the Company and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between the Company and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between the Company and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between the Company and Strong River Investments, Inc.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among the Company and the Investors named therein, dated as of December 14, 2001 (including Exhibit B – Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among the Company and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between the Company and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Denis Berube.

Exhibit No.	Note	Description
10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between the Company and Joanna Lau.

10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between the Company and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between the Company and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between the Company and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between the Company and James P. Ebzery.

10.48	(m)	License and Distribution agreement dated May 11, 2002 between the Company and Hummingbird Defense Systems, Inc.

10.51	(o)	Loan Agreement dated May 30, 2003 between the Company and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between the Company and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between the Company and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between the Company, Trans Digital Technologies Corporation and B.G. Beck.

10.57	(t)	Letter Agreement dated September 8, 2003 between the Company, Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

10.58	(w)	Registration Rights Agreement dated as of February 14, 2004 by and between Viisage Technology, Inc. and B.G. Beck.

10.59	(v)	Registration Rights Agreement dated as of October 5, 2004 by and among Viisage Technology, Inc. and the stockholders named therein.

10.60	(x)	Loan and Security Agreement dated as of December 14, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc., Trans Digital Technologies Corporation, Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.61	(y)	First Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

21.1	(y)	Subsidiaries.

23.1	(z)	Consent of BDO Seidman, LLP.

31.1	(z)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	(z)	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	(z)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	(z)	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Notes to Exhibit Index

Note	Description
(a)	Filed as an exhibit to the Company’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 1999.

(g)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(m)	Filed as exhibit 10 to the Company’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2003.

(u)	Included as an Annex to the registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2004 and incorporated herein by reference.

(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed October 8, 2004.

(w)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-121212) filed December 13, 2004.

(x)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2004.

(y)	Filed as an exhibit to the Company’s Report on Form 10-K for the year ended December 31, 2004.

(z)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2006.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer