Form 10-Q/A
period 2005-04-03
VIISAGE TECHNOLOGY INC
filed 2006-02-14
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q to amend its Form 10-Q for the quarterly period ended April 3, 2005, filed with the Securities and Exchange Commission on June 30, 2005 (the “Original Filing”), in order to amend Item 4, “Controls and Procedures.” The description of the Company’s controls and procedures in Item 4 has been amended in response to comments made by the Staff of the Securities and Exchange Commission.

Except for the matters disclosed in Item 4 and Exhibit 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-Q continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 3, 2005. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 3, 2005. As described below, we took a number of remedial actions in the fiscal quarter ended April 3, 2005, addressing these material weaknesses. Nonetheless, based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 3, 2005. Additional remedial actions that management believes we need to implement to address these material weaknesses are described below.

This Quarterly Report on Form 10-Q for our fiscal quarter ended April 3, 2005 was filed approximately one and a half months after the filing deadline. While the filing of reports within the time periods specified by the SEC’s rules and forms is an element of disclosure controls and procedures, management does not believe that a material weakness in the design of our controls and procedures was involved in our inability to timely file our Form 10-Q. We, the Audit Committee of our Board of Directors, our independent auditors and counsel required additional time to complete a review of pending litigation involving us and its effect, if any, on our financial statements for the year ended December 31, 2004. We determined that the audit of our financial statements for 2004 could not be finalized until such review had been completed. The financial statements required to be included in the first quarter 2005 Form 10-Q could not be filed until the 2004 audit had been finalized. As a result, management believes that no additional controls or procedures would have allowed the litigation review and the related year-end audit and filing of our first quarter financial statements to be completed prior to the filing deadlines for the Form 10-Q and for our Annual Report on Form 10-K for the year ended December 31, 2004.

(b) Changes in internal controls. As described below, management has identified and begun implementing the steps they believe necessary to address the material weaknesses described above.

Prior to our fiscal quarter ended April 3, 2005, management took the following steps they believe necessary to help address the material weaknesses described above:

•	Identified gaps in IT policies and procedures as noted above in November 2004;

•	Developed a detailed plan to remediate identified deficiencies in November 2004; and

•	Completed policy and procedure documentation of all key IT processes in December 2004.

During our fiscal quarter ended April 3, 2005, management took the following additional steps they believe necessary to help address the material weaknesses described above:

•	Hired an experienced Accounting Manager with 17 years experience in three public companies who started in January 2005;

•	Hired an Assistant Controller who is a Certified Public Accountant with eight years of experience who started at the beginning of April 2005;

•	Hired an experienced Business Systems Administrator with eight years of experience working on the same financial management and accounting system currently being implemented company-wide who started at the beginning of March 2005;

•	Implemented a series of IT policies detailing backup procedures, system access requirements, firewall and virus protection and system performance; and

•	Hired a full-time IT manager with seven years experience who started at the beginning of March 2005.

Please see Item 2, “Management’s Discussion and Analysis of Financial Condition—Results of Operations—General and Administrative Expenses” for a discussion of increased operating expenses, which, in part, relate to the remedial actions described above.

There were no changes to any reported financial results that have been released by the Company in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 and the quarter ended April 3, 2005 only and did not affect the results of these periods or any prior periods. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, will address the material weaknesses that affected the Company’s internal controls over financial reporting in fiscal year 2004 and the first quarter of fiscal 2005. In particular, with respect to our lack of accounting resources, management believes that we needed to hire additional accounting and finance personnel, to continue to streamline our financial close process through enhanced implementation of our existing financial management and accounting system and to continue to standardize internal processes. With respect to our information technology, or IT, systems, management believes that we needed to hire external advisors to review our internal control environment, including our IT environment, implement all identified general IT controls, including enhance systems monitoring and change management procedures and related documentation, and change responsibilities and enhance physical security to help ensure appropriate access to our IT systems by consultants and authorized personnel. Management will continue with its on-going evaluation and will improve the Company’s internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of the Company’s system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that the Company’s internal controls over financial reporting will prevent all errors.

All of the remedial actions described above taken during our fiscal quarter ended April 3, 2005 were changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2006	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer (Principal Executive Officer)

5