Form 10-Q/A
period 2005-07-03
VIISAGE TECHNOLOGY INC
filed 2006-02-14
CIK 1018332

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

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    No  ☒

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

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q to amend its Form 10-Q for the quarterly period ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005 (the “Original Filing”), in order to amend Item 4, “Controls and Procedures.” The description of the Company’s controls and procedures in Item 4 has been amended in response to comments made by the Staff of the Securities and Exchange Commission.

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

2

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design

3

and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 3, 2005. In performing this evaluation, management reviewed our internal controls over financial reporting, noting that there were two that had significant deficiencies that constituted material weaknesses in our control processes. The first of these is with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second is with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 3, 2005. As described below, we took a number of remedial actions in the fiscal quarter ended July 3, 2005, addressing these material weaknesses. Nonetheless, based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 3, 2005. Additional remedial actions that management believes we need to implement to address these material weaknesses are described below.

(b) Changes in internal controls. As described below, management has identified and begun implementing the steps they believe necessary to address the material weaknesses described above.

Prior to our fiscal quarter ended July 3, 2005, management took the following steps it believed necessary to help address the material weaknesses described above:

•	Hired an experienced Accounting Manager with 17 years experience in three public companies who started in January 2005;

•	Hired an Assistant Controller who is a Certified Public Accountant with eight years of experience who started at the beginning of April 2005;

•	Hired an experienced Business Systems Administrator with eight years of experience working on the same financial management and accounting system currently being implemented company-wide who started at the beginning of March 2005;

•	Identified gaps in IT policies and procedures as noted above in November 2004;

•	Developed a detailed plan to remediate identified deficiencies which was completed in November 2004;

•	Completed policy and procedure documentation of all key processes in December 2004;

•	Implemented a series of IT policies detailing backup procedures, system access requirements, firewall and virus protection, and system performance; and

•	Hired a full-time IT manager with seven years experience who started at the beginning of March 2005.

During our fiscal quarter ended July 3, 2005, management took the following additional steps they believed necessary to help address the material weaknesses described above:

•	Enhanced the physical security of the Company’s IT environment; and

•	Reassigned and restricted system access to help ensure appropriate segregation of duties and limit access to appropriate levels of Company personnel and management.

Please see Item 2, “Management’s Discussion and Analysis of Financial Condition—Results of Operations—General and Administrative Expenses” for a discussion of increased operating expenses, which, in part, relate to the remedial actions described above.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2004 and the six months ended April 3, 2005 and July 3, 2005 only and did not affect the results of any prior periods. In particular, with respect to our lack of accounting resources, management believes that we needed to hire additional accounting and finance personnel, to continue to streamline our financial close process through enhanced implementation of our existing financial management and accounting system and to continue to standardize internal processes. With respect to our information technology, or IT, systems, management believes that we needed to hire external advisors to review our internal control environment, including our IT environment, plan to complete implementation of all identified general IT controls, including enhance systems monitoring and change management procedures and related documentation, and continue to change responsibilities to help ensure appropriate access to our IT systems by consultants and authorized personnel. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, will address the material weaknesses that affected our internal controls over financial reporting in fiscal year 2004 and the first two quarters of fiscal 2005. Management will continue with its on-going evaluation and will improve our internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that our internal controls over financial reporting will prevent all errors.

All of the remedial actions described above taken during our fiscal quarter ended July 3, 2005 were changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

4

VIISAGE TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2006	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer (Principal Executive Officer)

5