Form 10-Q/A
period 2005-10-02
VIISAGE TECHNOLOGY INC
filed 2006-02-14
CIK 1018332

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

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q to amend its Form 10-Q for the quarterly period ended October 2, 2005, filed with the Securities and Exchange Commission on November 10, 2005 (the “Original Filing”), in order to amend Item 4, “Controls and Procedures.” The description of the Company’s controls and procedures in Item 4 has been amended in response to comments made by the Staff of the Securities and Exchange Commission.

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

(b) Changes in internal controls. In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2004, management determined that there were two internal controls that had significant deficiencies which constituted material weaknesses in our control processes. The first of these was with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The second was with regard to inadequate or ineffective control processes around information technology systems, including inadequate security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the periods ended April 3, 2005 and July 3, 2005, management has taken a number of steps to address these material weaknesses. In addition, during the quarter ended October 2, 2005, management took the following steps they believed necessary to help address the material weaknesses described above.

•	Hired an experienced director of internal audit who is a certified public accountant who started in August 2005;

•	Hired a Chief Financial Officer with 20 years experience in financial management, public reporting, technical accounting, systems and controls who started in September 2005;

•	Continued to streamline our financial close process through enhanced implementation of our existing financial management and accounting system;

•	Hired external advisors with significant expertise assisting companies document, assess, and recommend improvements to their internal control environments, including their information technology environment;

•	Implemented new reports to monitor access to our information technology, or IT, systems;

•	Changed management procedures and related documentation; and

•	Completed policy and procedure documentation related to change control processes for our IT systems and related processes.

The steps described above were changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are designing our internal controls over financial reporting to provide reasonable assurances of achieving their objectives. For the reasons described above, we have concluded that our internal controls over financial reporting do not provide such reasonable assurances as of October 2, 2005. We also note that a control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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
Bernard C. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
10.1	(a)	Second Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

31.1	(b)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(b)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(b)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a) (b)	Previously filed. Filed herewith.