Form 10-K
period 2005-12-31
VIISAGE TECHNOLOGY INC
filed 2006-03-16
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐            Accelerated Filer    ☒            Non-Accelerated Filer    ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 13, 2006, was approximately $298 million.

As of March 13, 2006, the registrant had 29,036,293 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Special Meeting of Shareholders, which will be in lieu of the annual meeting, are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIISAGE TECHNOLOGY, INC.

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

We are a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our solutions to help solve the following three critical problems in identity verification and management:

•	assurance that the identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Our solutions ensure the production of secure credentials, enable automated background checks and help prevent and detect identity theft and fraud. Annually, our solutions produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the fields of face recognition, iris identification and fingerprinting products, services and solutions. In addition, we are a leader in automated document authentication technology with approximately 3,000 installations in 17 countries. Our customers include governments, law enforcement agencies and businesses around the world.

Historically, our business consisted of one segment, the advanced technology identity solutions segment. As a result of the acquisition of Integrated Biometric Technology LLC in December 2005, we now operate in a second segment, the fingerprint products and services segment. As our market has become increasingly complex and more frequently requires the integration of various technologies and capabilities, we have established ourselves as a provider of end-to-end identity solutions. In January 2004, we acquired ZN Vision Technologies AG, or ZN, which solidified our leadership position in face recognition technology. In February 2004, we acquired Trans Digital Technologies Corporation, or TDT, which provided us with a significant presence in the U.S. federal government market and strengthened our capability and credibility in the border management market worldwide. In October 2004, we acquired Imaging Automation, Inc., or iA, significantly adding breadth to our proprietary product portfolio with world-class automated document authentication products.

In October 2005, we entered into a definitive agreement with L-1 Investment Partners, LLC, subsequently assigned by L-1 to its affiliate, Aston Capital Partners, L.P., providing for the issuance and sale to Aston of 7,619,047 shares of Viisage common stock at $13.125 per share and the issuance of warrants to purchase an aggregate of 1,600,000 shares of Viisage common stock at an exercise price of $13.75 per share. Aston is an investment fund which is managed by L-1. The sale of the shares to Aston was consummated on December 16, 2005, resulting in gross proceeds to us of $100 million. Under the investment agreement with Aston, $85 million of the proceeds will be used to finance acquisitions subject to approval by Viisage’s board of directors.

In December 2005, we acquired Integrated Biometric Technology LLC, a leader in providing fingerprinting products, services and solutions to government, civil, and commercial customers that require criminal background checks and screening. Also in December 2005, we acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies. In February 2006, we acquired SecuriMetrics, Inc., a manufacturer of handheld iris recognition and multi-modal biometric devices, software applications and services.

In January 2006, we entered into a definitive agreement to acquire all of the outstanding stock of Identix Incorporated in a stock-for-stock transaction pursuant to which Identix common stockholders will be entitled to receive 0.473 shares of Viisage common stock for each outstanding share of Identix common stock they hold at the time of the closing of the merger and cash in lieu of any fractional shares of Viisage common stock otherwise issuable in connection with such conversion.

We believe that our installed base of customers together with our leading multi-biometric and document authentication technologies provides us with a competitive advantage in delivering unified, multi-biometric identity solutions for both the physical and digital domains.

Industry Overview

Markets

The ability to confirm an individual’s identity is playing an increasingly important role in national and international security, personal privacy and commerce. Failure to provide adequate identification can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, we believe that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions. The concern over homeland security, in which identity solutions play a part, is exemplified by the size of the budget for the U.S. Department of Homeland Security, which is projected to be approximately $40.1 billion for the U.S. federal government’s fiscal year ending September 30, 2006, and projected to be approximately $42.7 billion for the fiscal year ending September 30, 2007. Furthermore, identity theft is the nation’s fastest growing crime, and the Federal Trade Commission has estimated that its total cost now exceeds $50 billion per year.

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

Market drivers and trends

We believe the global market for advanced technology identity solutions is driven by the following key trends:

•	Growth in government-initiated security programs. We believe that government agencies will continue to be key drivers for the growth and development of the market for advanced technology identity solutions through such programs as:

•	the U.S. Visitor and Immigrant Status Indicator Technology program, or U.S. VISIT, which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States;

•	the Transportation Workers Identification Credential, or TWIC, which is a credentialing program that may eventually cover an estimated 12 million national transportation workers;

•	the U.S. Department of State’s planned introduction of “contactless chips” in passports, which are electronic chips that hold the bearer’s biographic and photographic data;

•	the Transportation Security Administration’s (“TSA”) Hazardous Material Threat Assessment Program (“HAZMAT”), mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (HME) on their state-issued commercial drivers licenses (CDL);

•	the TSA’s Registered Traveler Program (“RT”) under which the TSA will conduct a security assessment to determine eligibility of an individual for an expedited screening process at TSA security checkpoints. RT participants provide both fingerprint and iris biometrics, allowing either biometric to be used for positive identity verification at the airport;

•	Homeland Security Presidential Directive 12 (HSPD-12), which mandates that a common identification card be utilized by all Federal government employees and contractors; and

•	the REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

•	Development of industry standards and requirements. Several organizations responsible for standards in a number of our markets have implemented requirements for the use of face recognition biometrics. For example, in May 2003 the International Civil Aviation Organization, which sets recommended travel document standards for its member states, selected face recognition as the biometric to be used in passport documentation. Moreover, in February 2003, the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, recommended that a dual system of fingerprint and face recognition technology be used to verify the identities of visa holders at points of entry in the United States.

•	Growing use of biometrics. Governments are increasingly mandating biometrics as an integral component of identity solutions. According to the International Biometrics Group, global biometric revenues are projected to grow from $2.1 billion in 2006 to $5.7 billion in 2010, driven by large-scale government programs and dynamic private-sector initiatives. This translates to an overall forecasted compound annual growth rate for the biometrics market of over 40%. Additionally, fingerprint is expected to gain 43.6% of the biometrics market in 2006, followed by face recognition at 19% and annual iris recognition revenues are projected to exceed $250 million by 2008.

•	Growing demand for background screening. Demand is growing from civil, state, federal and commercial fronts for background screening for applicants seeking a new job or individuals who provide services that require their identity to be vetted.

•	Increasing cost of identity theft and financial fraud. The growing direct and indirect cost of identity theft and financial fraud is increasing the pressure on businesses and individuals to accelerate the adoption of advanced technology identity solutions. Identity theft is the nation’s fastest growing crime. The Federal Trade Commission has estimated that the total cost of identity theft exceeds $50 billion per year.

•	Statutory mandates for secure document authentication. The U.S. Federal Government is increasingly recommending, and in some cases mandating, the use of secure document authentication as a key component of identity verification. For example, the U.S. VISIT program specifically requires technology to be installed at all ports of entry that allow for biometric comparisons and document authentication of all U.S. visas and other travel documents. In addition, in 2004, the U.S. Federal Government issued the Federal Information Processing Standard for Personal Identity Verification of Federal Employees and Contractors as part of Homeland Security Presidential Directive 12 (HSPD-12). HSPD-12 includes a requirement for document authentication in connection with the issuance of secure credentials to federal government employees.

•	Convergence of physical and logical security systems. We believe that there is a growing need for governments and businesses to provide a highly secure, unified system for user authentication to access both physical assets, such as buildings, and digital assets, such as computer networks. For example, the U.S. Department of Defense’s, or DoD, Common Access Card smart card program provides identity verification for approximately four million DoD employees and military personnel to enable access to military property and DoD computer networks. We believe that this program represents the model for identity solutions that will be implemented by governments and businesses in the future.

Our Identity Solutions

Our identity solutions include secure credential systems, automated document authentication systems, biometrics, (face, fingerprint and iris), database technologies and services. These solutions enable governments and businesses to reduce complex identity fraud and security risks by combining advanced technology products and services into solutions that verify an individual’s identity, and issue and manage credentials.

Viisage Identity Solutions Suite

Viisage identity solutions are based on the fulfillment of all stages of the Identity Life-Cycle, as it specifically applies to the customer’s workflow requirements. They include:

•	Proofing. Our solutions provide verification of a person’s claimed identity by authenticating breeder documents, such as drivers’ licenses, passports, INS cards, and national identification cards, and using biometrics to link the person to those breeder documents. In addition, we provide customers with the ability to perform testing, background checks and identity verification on issuance and re-issuance of credentials. Further, these solutions allow customers to submit queries to local and external proofing databases, as well as to perform duplicate analysis and verification.

•	Enrollment. Our solutions enable the digital capture and automatic storage of multiple pieces of data such as demographics, digital images, signatures and biometric data. Furthermore, our solutions enable the operator to rapidly import existing data without having to recreate it, thereby improving productivity and accuracy of the data by more effectively leveraging the existing database. Our enrollment solutions are designed to comply with a range of industry standards. In addition, our solutions create an audit trail of credentials, which includes information about the issuing operator as well as supporting breeder documents.

•	Issuance. Our solutions include state-of-the-art technologies for producing authentic and tamper-proof identification credentials. We offer turnkey solutions that include the hardware, software and consumables necessary to produce credentials, including static credentials and smart credentials using paper or plastic substrates. Credentials can be produced on-site (over-the-counter), off-site (central production) or through a hybrid of these two methods.

•	Usage. Our solutions can be used to verify the identities of individuals in a variety of settings, including on a one-to-one basis, such as verification of a claimed identity at a border checkpoint, or on a one-to-many basis, such as clear identification of an individual’s identity when he or she does not reveal his or her true identity. In addition, our secure identity solutions can be used to address physical security needs such as border access and digital security needs such as computer network access.

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

We offer two types of credential systems. The first is an instant issuance or “over the counter” system that enables our customers to produce identification credentials on location in minutes. The second is a central production system that receives the information electronically from the point of capture, and enables our customers to produce credentials from a secure off-site processing location. Our secure credentials systems’ software is designed to integrate with a variety of third party software, and to support standard operating systems, network protocols and database products. In addition, we incorporate third party hardware, such as digital cameras and printers, into our systems, which enable us to offer configurations that meet our customers’ requirements and take advantage of advances in technology.

As part of our secure credential offerings, we provide automated document authentication systems. Automated document authentication is the process of verifying that a document is genuine (i.e., has not been altered, counterfeited, or otherwise changed or compromised). Our solutions enable our customers to authenticate documents using sophisticated electronic analysis employing advanced forensic techniques that use multi-spectral lighting, pattern matching, and other cutting edge technology. True authentication is achieved by comparing forensics examination results to expected results stored in one or more electronic document databases. Additional components are available that provide a unique and comprehensive database of document profiles or specifications, including drivers’ licenses from all 50 U.S. states and all Canadian provinces. Our iA-thenticate security software can test all documents that conform to the standards of the International Civil Aviation Organization, or ICAO, for machine readability. This includes hundreds of passports, visas, identification cards and other documents created by more than 250 issuing authorities worldwide. These databases are important enablers to automating the authentication process, making the technology suitable for deployments without requiring users to have any specific forensic knowledge of document security features. Additional advantages of our document authentication capabilities include:

•	the ability to automatically authenticate identification documents such as passports, visas, INS immigration cards, drivers’ licenses, and military identification cards;

•	our patented authentication process that performs security checks automatically in seconds; and

•	incorporation into the Viisage PROOF™ product to create a consolidated system for the verification of an applicant’s identity.

Biometric capabilities. In designing our identity solutions, we have developed a software platform upon which multiple biometrics can be integrated. The platform is designed to be independent of specific biometric technologies, thereby enabling customers to integrate one or several biometric identifiers as needed.

In addition to providing this independent platform, we have acquired iris scanning and fingerprint technologies and have developed and invested in proprietary face recognition technology. We believe that these three leading biometric technologies have potential both as single biometric solutions and in combination with each other to provide powerful multi-biometric identity solution offerings.

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

Through the acquisitions of IBT and SecuriMetrics, we have gained additional leadership positions in applications that use fingerprints for criminal background checking and iris and multi-modal biometric recognition through handheld devices.

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

We also provide extensive customer training, telephone help desk support, and ongoing maintenance services through local and centralized field service technicians for our current drivers’ license and passport production customers. In delivering these services, our direct service and support organizations can rely on the expertise of our software and hardware engineers or external technology consultants to provide post installation customer satisfaction. We also maintain a spare parts inventory and provide storage management, distribution and repair of the products we supply.

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

AutoTest™ is a web-based testing engine for the delivery and administration of randomized identity and domain knowledge tests. This system provides additional intelligence of a person’s claimed identity prior to receiving a driver’s license or other secure identity credential. Testing is conducted through departments of motor vehicles and automated web-based and kiosk applications.

Biometric—Face Recognition

IdentityTOOLS™ Software Developer’s Kit is designed for application developers who want to incorporate state-of-the-art face recognition technology into their applications. Using IdentityTOOLS, developers can create a variety of face recognition applications. IdentityTOOLS is based on flexible template matching that incorporates a unique combination of multiple approaches to face recognition.

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

Biometric—Fingerprint Solutions

EFCS 2100 Livescan, Cardscan, and Multistation systems capture fingerprints and incorporate a quality check system to make sure that the fingerprints are clear and dark enough to be processed by the automated fingerprint identification systems to which they will be submitted.

Biometric—Iris Identification

PIER™ (Portable Iris Enrollment and Recognition) is a full function, hand-held iris recognition device used in detention facilities throughout the U.S. for inmate identification and by the U.S. Government in support of the War on Terror, national security and homeland defense.

Offender-ID™ is an identity management system incorporating biometric technologies into an inmate ID system. Critical processes such as booking and release are securely executed with iris identification technology providing accurate inmate identification.

HIIDE™ (Hand-held Interagency Identity Detection Equipment) is a full function, multimodal (iris, finger, face) identification device under development for use in a variety of applications including battlefield detainee identification, corrections facilities, law enforcement, transportation workers identity, border control and healthcare.

Customers

Our customers use our identity solutions for a variety of applications, including civil identification, criminal identification, border management and background screening. For civil identification, we are the second largest provider of drivers’ licenses to U.S. state departments of motor vehicles. In this market, we are increasingly incorporating our biometric systems into the credential issuing processes as we have done for the office of the Illinois Secretary of State, the North Carolina Department of Motor Vehicles, the Oklahoma Department of Public Safety and the Kentucky Transportation Cabinet. We provide production capability to the DoD for the production of secure, smart credentials as part of the agency’s common access card, or CAC, program. For criminal identification, our customers include the Ohio Department of Public Safety, Pinellas County, Florida, the U.S. Army and the U.S. Secret Service, among others. For border management, we are the sole source provider of passport production capability to the U.S. Department of State. In addition, we serve a variety of customers with our document authentication products including Australia Customs, Canada Customs and Revenue Agency, British Airport Authority, Hungarian Border Police, Finnish Frontier Guards and many others. Through the recent acquisition of the AutoTest business, IBT and SecuriMetrics, our customer list has expanded to include additional customers in the Transportation Security Administration, the Department of Homeland Security, U.S. state government agencies, banking, insurance and the U.S. Department of Defense.

Historically, we have experienced minimal customer turnover. We believe this is a result of our strong product portfolio and emphasis on customer service and support. The following is a representative list of our customer base:

Civil Identification—Drivers’ Licenses	Criminal Identification
Arkansas Office of Driver Services	City of New Bedford, Massachusetts Department of
Connecticut Department of Motor Vehicles	Police
Illinois Secretary of State	Jefferson county, Alabama, Sheriff’s Office
Kentucky Transportation Cabinet	Kentucky State Policy of the Commonwealth of
Maryland Department of Transportation and Motor	Kentucky
Vehicle Administration*	Ohio Department of Public Safety
Mississippi Department of Information Technology	Pinellas County Sheriff’s Office
Services	U.S. Army
North Carolina Department of Transportation	Washington, D.C. Department of Corrections
North Dakota Department of Transportation	Wisconsin Department of Transportation
Oklahoma Department of Public Safety
Pennsylvania Department of Transportation	Border Management
State of Rhode Island, Department of Administration,	Pakistan National Database and Registration Authority
Division of Motor Vehicles	Canada Customs and Revenue Agency
State of Delaware Department of Public Safety	U.S. Department of State
West Virginia Division of Motor Vehicles	Australia Customs
Wisconsin Department of Transportation	British Airport Authority
Finnish Frontier Guards
Civil Identification—Social Services
Connecticut Department of Social Services	Other
ABN AMRO Bank
Background Screening	Berlin Airport
U.S. Transportation Security Administration	Hanover Zoo
Florida Department of Education	U.S. Department of Defense*
Florida Department of Financial Services	U.S. Navy
Florida Department of Insurance	100+ Casinos
Oklahoma Department of Education

*	By subcontract

For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of our revenue. We typically enter into multi-year contracts with our customers. A majority of our contracts are with U.S. federal or state governmental agencies. Government contracts are generally subject to termination for convenience or lack of appropriation at the determination of the subject agency.

Sales and Marketing

We market our products and identity solutions through a direct sales force, strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling our entire identity solutions portfolio. We have a worldwide sales force responsible for delivering customer solutions to the North American Market, Europe, the Middle East and Asia Pacific. In addition, we have established a dedicated U.S. federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Homeland Security, the Department of State, the DoD and others. We have also established a dedicated product sales team responsible for driving product sales to our worldwide customer base. Viisage continues to have a dedicated sales and services team operating from our Bochum, Germany location, strengthening our coverage and access to the international markets for our products and identity solutions. As of December 31, 2005, we employed 38 people in our sales and marketing organization.

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

Product Development

We focus our product development efforts on critical components for advanced technology identity solutions. These include proprietary software that addresses image capture, image processing, enhancement of face recognition accuracy, information retrieval from identity databases and document authentication. In addition, we focus on expanding our capabilities in solutions for the civil identification, criminal identification and border management markets. As of December 31, 2005, we employed 43 people in our product development organization.

We benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software and computers. Moreover, many of our customers, including the U.S. government, provide direct funding to us to assist us in our research and development efforts on their behalf. For the years ended December 31, 2005, 2004 and 2003, our customers provided research and development funding of $1.6 million, $1.8 million and $2.5 million, respectively.

For the years ended December 31, 2005, 2004 and 2003 we had time and materials contracts with the U.S. Federal Government to formulate and design possible product or process alternatives for biometrics technology. We recorded revenue of approximately $1.0 million, $1.0 million and $2.5 million related to these contracts during 2005, 2004 and 2003, respectively. The remaining funded research of approximately $600,000 and $800,000 for the years ended December 31, 2005 and 2004, respectively, represents funded research and development activities that meet the requirements of SFAS No. 2. The funding associated with these contracts is recorded as an operating expense offset when earned.

For the years ended December 31, 2005, 2004 and 2003, research and development expense was $4.6 million, $3.8 million and $3.7 million, respectively. These amounts do not include spending for projects where our customers provide research and development funding. The costs associated with delivery of these projects are generally recorded as cost of revenues or as a contract research and development expense as appropriate.

Intellectual Property

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

•	Patents—Our advanced technology identity solutions use patented technology and trade secrets developed or acquired by us. We have a portfolio of 21 U.S. and foreign patents. In addition, we have 33 U.S. and foreign patent applications in process for face recognition and document authentication technologies. Our U.S. patents typically have a duration of 17 to 20 years. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

•	Trademarks—We have registered our “Viisage Technology” trademark, as well as trademarks for “Viisage”, “FaceEXPLORER”, “FaceFINDER”, “FaceTOOLS”, “iA-thenticate”, “iA-Passport”, “ID-Guard”, “TextWatch”, “BorderGuard”, “FaceWatch”, “Sensormast”, and “SecuriMetrics” with the U.S. Patent and Trademark Office. We also have registered trademarks for “iA-thenticate”, “iA-Passport”, “ID-Guard”, “TextWatch, “BorderGuard” and “FaceWatch” in Europe and Japan, and for the “Viisage” and “FaceEXPLORER” trademarks in Europe.

•	Copyrights—We have filed a copyright application for our SensorMast software and have made copyright filings for our BorderGuard and iA-thenticate software as well as for our Visual Inspection System and related proprietary software.

Backlog

Backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options. Backlog will not necessarily result in future revenue because firm orders may be cancelled, renewals may not be exercised by the customers, the quantities ordered or the volume of transaction processed may be less than estimated. Backlog includes deferred revenues. Contractual arrangements could be cancelled by our customers without penalty for lack of performance. Contracts terminated by our customers for convenience generally would result in recovery of actual costs incurred and profit, if any, on work performed through the date of cancellation.

At December 31, 2005 backlog approximates $141.1 million, of which $60.5 million is estimated to be realized in the next twelve months.

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

In the field of biometric technology, we compete with several face recognition providers, including Identix Incorporated, Cognitec Systems and Imageware Systems, Inc. as well as, to a lesser extent, providers of other biometric solutions, such as fingerprint, iris and retinal scans, voice data and hand geometry. Recently we strengthened our competitive stance on the iris front with the acquisition of SecuriMetrics and expect to strengthen our competitive positioning on fingerprinting through the pending Identix merger and the completed acquisition of IBT. These strategic acquisitions are significant as we believe that applications increasingly will require the use of multiple biometrics. Accordingly, while our biometric technologies compete with other biometrics available in the market, we have designed our identity solutions to serve as a platform for multiple biometric technologies so that we are able to provide solutions with any biometrics required by our customers. We believe that our face recognition and iris technologies together with our market leadership and experience integrating multiple biometrics, gives us a competitive advantage in the biometrics market.

Seasonality

Our business is not subject to seasonal fluctuations.

Working Capital Requirements

Certain contracts require significant capital to fund development and implementation. On December 14, 2004, we entered into a Loan and Security Agreement (referred to as the loan agreement) with Citizens Bank of Massachusetts which permits us to borrow up to $25.0 million, subject to certain financial covenants which may restrict the amounts available to be borrowed. Certain of these covenants were amended at various times in 2005. There are no requirements in our credit facility or other lease financing vehicles that are expected to have a material adverse effect on our working capital. As of December 31, 2005, we estimated that the amount available to us under the loan agreement was approximately $16.1 million based on the financial covenants. Any amounts borrowed under the loan agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. We were in compliance with the amended financial covenants for the quarter ended December 31, 2005. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require repayment of any amounts outstanding at the time that we are not in compliance with such covenants. There are no borrowings outstanding under the loan agreement other than commitments for $2.3 million in letters of credit issued by Citizens to certain of our customers.

On October 5, 2005, L-1 and Viisage entered into an investment agreement, subsequently assigned by L-1 to its affiliate, Aston Capital Partners, L.P., providing for (i) the issuance and sale to Aston of 7,619,047 shares of Viisage common stock at $13.125 per share; (ii) the issuance of a warrant to purchase an aggregate of 1,280,000 shares of Viisage common stock at an exercise price of $13.75 per share, exercisable on a pro rata basis when and if acquisitions by Viisage involving the payment of aggregate consideration of $125 million are consummated; and (iii) the issuance of a warrant to purchase an aggregate of 320,000 shares of Viisage common stock at an exercise price of $13.75 per share, of which 213,333 shares are exercisable when and if Viisage’s gross revenues for any four-quarter period are equal to or greater than $200 million; and 106,667 shares are exercisable when and if Viisage’s gross revenues for any four-quarter period are equal to or greater than $300 million. All warrants will be accelerated and become immediately exercisable in connection with a change of control of Viisage, as defined in the warrants. The pending merger with Identix does not constitute a change of control as defined in the warrants, so the warrants are not required to be exercised prior to completion of the merger with Identix. The proceeds of the issuance, net of transactions costs approximated $98.7 million.

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

Employees

As of December 31, 2005, we had 214 full time employees and nine supplemental employees. Supplemental employees are employees on our payroll who are not eligible for benefits. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Officers

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Bernard C. Bailey, 52, joined Viisage in August 2002 as Chief Executive Officer. From January 2001 through August 2002, Mr. Bailey served as the Chief Operating Officer of Art Technology Group. Between April 1984 and January 2001, Mr. Bailey served in various capacities at IBM Corporation, including several executive positions. A graduate of the US Naval Academy, Mr. Bailey served for eight years as an officer in the US Navy.

Iftikhar A. Ahmad, 54, was appointed Senior Vice President, Worldwide Services in January 2005. Between October 2002 and December 2004, he served as Senior Vice President and General Manager of our Secure Credentials business. Between March 1999 and October 2002 he served as Viisage’s Vice President of Engineering and Program Management. From November 1996 until March 1999, Mr. Ahmad served as a Director in our Software Engineering Department. From January 1995 to November 1996, he was a senior consultant in Lau Technologies’ Systems Engineering Department, and prior to that, he held various senior engineering positions at Digital Equipment Corporation.

Bradley T. Miller, 44, joined Viisage in September 2005 as Senior Vice President and Chief Financial Officer. From May 2004 to August 2005, Mr. Miller was Vice President of Finance, Corporate Controller and Chief Accounting Officer for Sonus Networks, Inc., a provider of voice infrastructure products. From March 2000 through May 2004, Mr. Miller was with Sapient Corporation, an information technology and business consulting firm. Mr. Miller joined Sapient in March 2000 as Corporate Controller, and was appointed Vice President in August 2001 and Chief Accounting Officer in November 2002. From September 1999 until March 2000, Mr. Miller served as Vice President and Corporate Controller of JuniorNet Corporation, an Internet content provider, and from August 1996 to September 1999 was Director of Financial Reporting of Wang Global, a

worldwide provider of network services. Mr. Miller previously was a member of the audit practice with Coopers & Lybrand where he earned his C.P.A. license.

James P. Ebzery, 46, was appointed Senior Vice President, Customer Solutions in January 2005. Between November 2002 and December 2004, he served as Senior Vice President of Sales and Marketing. Mr. Ebzery served as Vice President of Operations for Internet Capital Group from April 2000 to February 2002. Prior to joining Internet Capital Group, he held senior sales and marketing positions at IBM Corporation from December 1983 to April 2000. He also served as the Worldwide Solutions Executive for the IBM Supply Chain Software Business.

Mohamed Lazzouni, 46, was appointed Chief Technology Officer in January 2005 and Senior Vice President in April 2005. Between November 2002 and December 2004, he served as Viisage’s Vice President of Engineering. From November 2001 to November 2002, Dr. Lazzouni was an independent consultant to Viisage in the area of secure credentials. From June 2000 to November 2001, Dr. Lazzouni was the Chief Operating Officer of Nexaweb Technologies, Inc., an enterprise Internet applications provider. Prior to that, he served as the Chief Technology Officer of the electronic commerce division of EMC Corporation and before that as the Chief Executive Officer of SIA Technology Corporation.

Ron van Os, 46, joined Viisage in October 2004 as Vice President, Products. Between December 2001 and October 2004, Mr. van Os was the Executive Vice President of Sales, Marketing and Business Development for Imaging Automation. Between August 2000 and October 2001 he served as Executive Vice President, Sales & Marketing of Targetbase, an Omnicom company. From March 1996 to July 2000 he held various sales management positions at American Airlines/Sabre. Prior to joining American Airlines/Sabre he was with Electronic Data Systems (referred to as EDS) from August 1982 to February 1996 where he held various international sales positions.

There are no family relationships among any of our executive officers and directors.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2005, 2004 and 2003, export sales were approximately $6.0 million, $2.4 million and $800,000, respectively. Foreign operations and export sales may increase in relative and absolute terms in the future due to our increased focus on markets outside the United States.

Viisage’s Internet Website

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

Item 1A. Risk Factors

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business. We expressly disclaim any obligation to update any forward-looking statements.

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $7.4 million in 2005. At December 31, 2005, we had an accumulated deficit of approximately $56.4 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We derive over 90% of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 90% of our business involves providing products and services under contracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	include bonding requirements;

•	contain onerous procurement procedures; and

•	be subject to cancellation or reduction if government funding becomes unavailable or is cut back.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder. Protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract through the protest process or otherwise, could have a material adverse effect on the combined company’s financial results and stock price.

Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of matching funds from federal, state or local entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

We derive a significant portion of our revenue from a few customers, the loss of which could have an adverse effect on our revenues.

For the year ended December 31, 2005, one customer, U.S. Department of State, accounted for 27.5% of our revenue. For the year ended December 31, 2004, two customers, Telos Corporation (U.S. Department of Defense) and U.S. Department of State each accounted for over 10% of our revenue and an aggregate of 31.0% of our revenue. For the year ended December 31, 2003, two customers, Pennsylvania Department of Transportation and Illinois Secretary of State, each accounted for over 10% of our revenues and an aggregate of 26.6% of our revenue. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

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

We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the fiscal quarter ended April 3, 2005 in order to provide additional time for Viisage, Viisage’s independent auditors and Viisage’s outside counsel to complete a review of litigation involving Viisage and to assess its effect, if any, on Viisage’s financial statements for the year ended December 31, 2004. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 until June 30, 2006, and may not be eligible to use a short form registration statement if we fail to satisfy the conditions required to use such registration statement on or after such date. Our inability to use a short form registration statement until June 30, 2006 or thereafter may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the NASDAQ National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The late SEC filings have resulted in negative publicity and may have a negative impact on the market price of our common stock. The effects of the late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our financial and business prospects.

We have been named as a defendant in a putative class action lawsuit, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described below in Item 3, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against us in the United States District Court for the District of Massachusetts. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe that the allegations and claims made in this lawsuit are wholly without merit and we intend to defend the action vigorously, we cannot be certain that we will be successful in this litigation.

We have taken an impairment charge to assets of $2.0 million due to Georgia litigation; if we are unable to use the remaining assets from that contract, we may be required to take further impairment charges which could negatively affect our earnings.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with us to install the State’s new drivers’ license system. In July 2004, we reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay us $2.0 million in cash and the State agreed to purchase certain equipment from us for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, we believe that either the settlement agreement with DMVS is not effective and that our contract with DMVS remains in place, or that our initial claim for an $8.2 million settlement payment is revived. The State has paid us the $500,000 for the equipment and we appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted not to hear our appeal of the summary judgment ruling on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we have deemed to have no alternative use. We reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we removed the contract from our backlog, and will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. We also have evaluated for impairment the remaining $2.9 million in assets being retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. We have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to take a further charge to earnings.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report are included in this report on Form 10-K under Item 8.

For the year ended December 31, 2005, our management concluded there was a material weakness regarding the effectiveness of the financial statement close process. This material weakness could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. Management has identified certain steps designed to address the material weakness described above, and has begun to execute remediation plans, as discussed in Item 8 of this report on Form 10-K, “Management’s Annual Report on Internal Control over Financial Reporting”.

Any failure to implement in a timely manner and maintain the improvements in the controls over our financial reporting that we are currently putting in place, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations, to fail to produce reliable financial reports or to prevent fraud. Any failure to improve our internal controls to address this identified weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our business, operating results and stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and capital expenditures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as us. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our strategy of expanding our biometric products business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in biometric technologies. Pursuing this strategy involves risks. For instance, to date, biometric technologies have not gained widespread commercial acceptance. Some of the obstacles to widespread acceptance of biometric products include a perceived loss of privacy and public perceptions as to the usefulness of biometric products. Whether the market for biometric technologies will expand will be dependent upon factors such as:

•	national or international events which may affect the need for or interest in biometric products or services;

•	the cost, performance and reliability of the combined company’s products and services and those of its competitors;

•	customers’ perception of the perceived benefit of biometric products and services and their satisfaction with the combined company’s products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information; and

•	marketing efforts and publicity regarding these products and services.

We do not know when, if ever, biometric products will gain widespread commercial acceptance. Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric technologies gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain wide market acceptance.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect ours results of operations.

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Our products also will compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be negatively impacted.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. Ours future success will depend upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. We may not be able to accurately predict which technologies customers will support. If we do not introduce new products, services and enhancements in a timely manner, if we fail to choose correctly among technical alternatives or if we fail to offer innovative products and services at competitive prices, customers may forego purchases of our products and services and purchase those of our competitors.

Security breaches in systems that we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt the combined company’s business, damage its reputation, and expose it to litigation and liability. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of its contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

SecuriMetrics’ intellectual property rights and revenues may be adversely affected if it does not prevail in the litigation between SecuriMetrics and Iridian Technologies, Inc.

As described below in Item 3, Legal Proceedings, SecuriMetrics is engaged in litigation with Iridian Technologies, Inc. (Iridian) regarding certain license and related agreements for iris technology that SecuriMetrics has entered into with Iridian. SecuriMetrics and Viisage may not prevail in the litigation between SecuriMetrics and Iridian. Viisage’s acquisition of SecuriMetrics may have an unforeseen and adverse impact on SecuriMetrics’ prosecution of the litigation between SecuriMetrics and Iridian. In the event SecuriMetrics does not prevail in this litigation or does not settle this litigation, SecuriMetrics’ intellectual property rights and revenues may be adversely affected.

The substantial lead-time required for ordering products and materials may lead to inventory write-offs or loss of sales.

The lead-time for ordering products and materials and building many of our products can be many months. As a result, we must order products and materials based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may purchase more products than we can sell, which can result in increased cash needs and write-offs or write-downs of obsolete or excess inventory. In addition, if product purchases are delayed, we may lose customers and sales.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain certain hardware and services, as well as software applications, from a limited group of suppliers. Our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. In particular, we are dependent on Toppan Printing Co. Ltd. for all of the printers and consumables for the U.S. Department of State passport contract and the Department of Defense common access card contract. Any financial instability of our manufacturers or contractors could result in our having to find new suppliers. We may experience significant delays in manufacturing and deliveries of our products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or obtain alternative service providers, products or services on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in our costs of components from existing or alternative suppliers could have a severe negative impact on our business, financial condition and results of operations.

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

Although we believe that our products and services do not infringe the intellectual property rights of others, we might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against us or our suppliers could subject us to:

•	liability for damages and litigation costs, including attorneys’ fees;

•	lawsuits that prevent us from further use of the intellectual property;

•	having to license the intellectual property from a third party, which could include significant licensing fees;

•	having to develop a non-infringing alternative, which could be costly and delay projects;

•	having to indemnify clients with respect to losses they incurred as a result of the alleged infringement; and

•	having to establish alternative sources for products supplied to us by third parties, as discussed above in the risk factor regarding their dependence on limited source suppliers.

Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

In the year ended December 31, 2005, Viisage derived approximately 9% of its total revenues from international sales. We have a local presence in Germany. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including “crime control” products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

We expect that we will have increased exposure to foreign currency fluctuations. Net revenue and related expenses generated from Viisage’s operations in Germany are denominated in euros. The results of operations and balance sheet associated with this location are exposed to foreign exchange rate fluctuations. As of December 31, 2005, our accumulated other comprehensive loss includes foreign currency translation adjustments of $2.4 million. In addition to our German operation, we have significant Japanese yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese yen-denominated transactions could result in unexpected fluctuations to its results of operations, which could be material and adverse.

Our results of operations may be adversely impacted by governmental funding policies, statutory procurement, and performance requirements.

We extend substantial credit to federal, state and local governments in connection with sales of our products and services. In addition, contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on meeting customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood by us at the time of acceptance of the order, and may involve investment of additional resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively affect profit margins and our liquidity.

Generally, government contracts are subject to annual appropriations of the funds by the legislature. Additionally, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with us at their sole discretion without adequate or any compensation or recourse for us, even if the funding has been appropriated by the legislature.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

We sell substantially all of our services and license substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives could result in our inability to increase sales and support our customers.

We rely in part upon original equipment manufacturers, or OEM, and distribution partners to distribute our products, and they may be adversely affected if those parties do not actively promote their products or pursue installations that use their equipment.

A significant portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on their behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

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

If our systems and products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and harm to our reputation.

We will be required to provide complex systems that will be required to operate on an “as needed” basis. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences. If a product launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects.

There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that their contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. Although we will deploy back-up systems, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

Failure to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results, financial condition, stock price, and our ability to compete effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results and stock price.

If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.

We could be subject to fluctuations in technology spending by existing and potential customers. Accordingly, we will have to actively manage expenses in a rapidly changing economic environment. This could require reducing costs during economic downturns and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate, and we may not be able to manage any significant cost reductions or effectively provide for our growth.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure credentials systems requires significant capital expenditures. Moreover, our strategy includes growth of our business through acquisitions. At December 31, 2005, we had cash of $72.4 million, $30 million of which was utilized to consummate the acquisition of SecuriMetrics. While we believe we have adequate capital to meet these requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have ongoing capital needs as we continue to expand our business. If we require additional financing, we may be unsuccessful in raising additional financing or we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our development and expansion plans or to implement certain cost reduction initiatives resulting in the curtailment of our operations.

If we fail to attract and retain qualified senior executive and key technical personnel, our ability to remain competitive could be adversely affected.

We believe that the continued service of our executive officers will be important to our future growth and competitiveness. We expect to enter into new employment and/or service agreements with current Viisage, Identix and L-1 executives in connection with the Identix merger. These agreements are intended to provide the executives with incentives to remain employed by the combined company. However, we cannot assure you that we will reach agreement with these executives. In addition, we believe that the continued employment of key members of Viisage’s and Identix’ technical and sales staffs is important to the combined company. Most of Viisage’s and Identix’ employees are entitled to voluntarily terminate our relationship with Viisage or Identix, typically without any, or with only minimal, advance notice. The process of finding additional trained personnel to carry out our strategy could be lengthy, costly and disruptive. We may be unable to retain the services of all of our key employees or a sufficient number of them to execute our plans. In addition, we may be unable to attract new employees as required.

Our quarterly results could be volatile and may cause our stock price to fluctuate.

We have experienced fluctuations in quarterly operating results and we expect those fluctuations to continue. We expect that our quarterly results will continue to be affected by, among other things, factors such as:

•	unavailability or delays in authorization of government funding or cancellations, delays or contract amendments by government agency customers;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully (i) complete development of complex designs, components and products, (ii) complete new product introductions that may result in improved gross margins, (iii) manufacture in volume or install certain of the combined company’s complex products or (iv) obtain relevant government agency certifications for newly introduced products on a timely basis;

•	changes in the mix of products and services we or our distributors sell;

•	the readiness of customers to accept delivery of new products on a timely basis;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies;

•	competitive pricing pressures; and

•	unpredictable product installation schedules.

Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to successfully develop and launch new products and services on a timely basis. Managing and improving the likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

Our lengthy and variable sales cycle makes it difficult to predict operating results.

Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result. It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship and or install one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

Certain of our stockholders have significant relationships with us, which could result in it taking actions that are not supported by unaffiliated stockholders.

In connection with the Aston investment, Aston became the largest stockholder of Viisage, owning approximately 26.3% of our outstanding common stock. In addition, Lau Technologies, or Lau, and Mr. Buddy Beck, beneficially own approximately 7.54% and 7.93%, respectively, of our outstanding common stock. As a result, Aston (together with its affiliate, L-1), Lau and Mr. Beck have a strong influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1, Aston, Lau and Mr. Beck, including:

•	Mr. Robert LaPenta, the founder and Chief Executive Officer of L-1, an affiliate of Aston, is Chairman of our board of directors and will become Chairman of the board of directors and Chief Executive Officer after the merger with Identix;

•	James DePalma and Joseph Paresi, who are affiliates of L-1 and Aston, will serve as the Executive Vice President and Chief Financial Officer and as the Executive Vice President and Chief Marketing and Sales Officer, respectively, after the merger with Identix;

•	we acquired significant intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on certain of our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Joanna Lau, the President of Lau, and her spouse Denis K. Berube, the Chief Operating Officer of Lau who also serves as a director on our board of directors under which we will pay each of Ms. Lau and Mr. Berube $125,000 per year through the earlier of January 10, 2012 or the commencement of the consultant’s full-time employment elsewhere;

•	Mr. Berube and Ms. Lau own a majority of Lau’s voting stock;

•	in connection with the acquisition of TDT in February 2004, Mr. Beck was elected a member of our board of directors; and

•	in connection with the acquisition of TDT, we entered into a consulting agreement with Mr. Beck under which we agreed to pay Mr. Beck $300,000 per year for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for us; that consulting agreement will terminate on April 14, 2006.

The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of Viisage. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

Risks Related to the Pending Merger with Identix and Our Acquisition Strategy

Integration of Viisage and Identix and other acquired businesses may be difficult to achieve and will consume significant financial and managerial resources, which may adversely affect operations.

The proposed merger with Identix Incorporated involves risks related to the integration and management of technology, operations and personnel of two companies. The integration of the businesses of Viisage and Identix will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Following the merger, Viisage and Identix must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. We face similar complexities related to acquisitions we completed prior to the merger, including the acquisitions of SecuriMetrics in February 2006, and Integrated Biometric Technology in December 2005.

We may encounter substantial difficulties, costs and delays involved in integrating our operations with Identix and other acquired companies, including:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	inability to implement uniform standards, controls, procedures and policies;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

In addition, we have offices in three locations and plan to move our corporate headquarters from Billerica, Massachusetts, to Stamford, Connecticut. Identix is headquartered in Minnesota and has employees in seven locations. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. Viisage and Identix may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The combined company will also need to manage the integration of Integrated Biometric Technology LLC and SecuriMetrics, Inc., which were acquired in December 2005 and February 2006, respectively. The simultaneous integration of these acquisitions with the integration of Viisage and Identix may place additional strain on the combined company’s resources and increase the risk that the combined company’s business may be adversely affected by the disruption caused by the acquisitions. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations.

The exchange ratio for the Identix merger is fixed, so the market value of the consideration received by Identix stockholders will change as the market price of Viisage common stock goes up or down.

The exchange ratio for the Identix merger is fixed at 0.473 of a share of Viisage common stock for each share of Identix common stock and will not be adjusted in the event of changes in the market prices of either the Identix common stock or the Viisage common stock. If the market price of Viisage common stock changes, the value of the consideration to be received by the Identix stockholders will also change. For instance, if the market price of Viisage common stock decreases, the value of the consideration to be received by the Identix stockholders will also decrease. On the other hand, if the market price of Viisage common stock increases, the value of the consideration to be received by the Identix stockholders will increase correspondingly. Neither company may terminate the merger agreement or elect not to complete the merger because of changes in their stock prices, unless such change is a result of a material adverse event, as defined in the merger agreement. During the 12-month period ended on March 10, 2006, the high and low sale prices for Viisage common stock ranged from $19.25 to $6.43, and the high and low sale prices for Identix common stock ranged from $8.48 to $4.30.

The costs associated with the Identix merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

We estimate that we will incur aggregate direct transaction costs of approximately $6 million associated with the merger plus costs to reimburse L-1 for strategic advice, due diligence and other services relating to the merger, which have not been finalized at this time. We also will incur costs associated with consolidation and integration of operations, which cannot be estimated accurately at this time. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, relocation and disposition of excess equipment, and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisitions of IBT, ZN, TDT, Imaging Automation and SecuriMetrics and the expected acquisition of Identix, goodwill and other intangible assets have been or will be recorded. The recorded amounts at the purchase date for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, which could have a severe negative impact on our business, financial condition and results of operations.

The following factors also could result in material charges that would adversely affect our results:

•	charges for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Viisage pre-merger activities that duplicate those of the combined company or to reduce our cost structure.

Completion of the Identix merger may result in dilution of future earnings per share to our stockholders.

The completion of the merger with Identix may not result in improved earnings per share of Viisage or a financial condition superior to that which would have been achieved by either Viisage or Identix on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of our earnings per share as compared to the earnings per share that we would have achieved if the merger had not occurred.

Our net operating loss carryforwards may be limited as a result of the Identix merger.

We have net operating loss carryforwards for federal income tax purposes of approximately $50.4 million at December 31, 2005, and have provided a full valuation allowances for the tax benefit of such losses as well as certain tax credit carryforwards. Utilization of these net operating loss and credit carryforwards are dependent upon the Company achieving profitable results following the merger. As a consequence of the merger, as well as earlier business combinations and issuances of shares of our common stock, utilization of the tax benefits of these carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. We have not completed the analyses required to determine what portion, if any, of these carryforwards will have their availability restricted or eliminated by that provision. Accordingly, some portion of these carryforwards may not be available to offset future taxable income, if any.

The market price of our common stock could decline as a result of effects of the merger.

The market price of our common stock could decline if:

•	the integration with Identix is unsuccessful;

•	the combined company is unable to successfully market our products and services to Identix’ customers or Identix’ products and services to our customers;

•	the combined company does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as do Viisage and Identix; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

Failure to complete the Identix merger could negatively affect our stock price, future business and operations.

If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	we could be required to pay Identix a termination fee of $20 million if the merger agreement is terminated under certain circumstances; and

•	our costs and expenses related to the merger, which are substantial, must be paid even if the merger is not completed.

If we do not achieve the expected benefits of the acquisitions we have made, the price of our common stock could decline.

We expect that the Identix merger, as well as the acquisitions that we have made previously will enhance our leadership in the identity solutions industry through the combination of their technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our product portfolio will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our product offerings and services fail to meet the demands of this marketplace, their results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as they do. If these risks materialize, our stock price could be adversely affected.

Item 1B. Unresolved Staff Comments

In connection with the pending merger with Identix, we filed a registration statement on Form S-4 on February 14, 2006. On March 14, 2006, we received comments from the Staff on that registration statement. We expect to respond to those comments and file an amendment to the registration statement as soon as practicable. To the extent that any of the comments relate to matters that also impact information included in this Annual Report on Form 10-K, we would file an amendment to the Form 10-K once all of the comments on the registration statement have been cleared by the SEC staff.

Item 2. Properties

Our corporate headquarters comprises approximately 32,000 square feet of space in facilities located in Billerica, Massachusetts. This space is subleased to us by eiStream, Inc. The term of this sublease runs through December 31, 2008. We use this property for corporate, administrative, research and development, customer support and other general business needs. Effective upon the closing of the pending Identix merger, we expect to move our corporate headquarters to space in Stamford, Connecticut which would be shared with L-1. The terms of the sublease arrangement for that space have not yet been finalized. We intend to maintain the Billerica facility as the headquarters of our secure documents division.

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

We sublease approximately 6,700 square feet of space in Nashville, Tennessee, which is the headquarters of IBT, our fingerprint business. This sublease expires in July 2006. We have signed a new lease for the same space which will commence in August 2006 and run through July 2009.

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Commencing in February 2006, we began leasing approximately 19,000 square feet of space in Martinez, California, which is the headquarters of SecuriMetrics, our iris identification business, upon the closing of that acquisition. The term of this lease runs through February 2011.

Item 3. Legal Proceedings

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet (our former Chief Financial Officer) and Denis K. Berube and other members of Viisage’s board of directors. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and we intend to defend the action vigorously. It is our intention to file a motion to dismiss this case. This motion is due to be filed by April 3, 2006. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we could be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. We have filed a motion to dismiss the federal court derivative action. The derivative plaintiff has not yet filed her opposition to our motion to dismiss. We believe that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intend to defend the action vigorously.

In September 2003, SecuriMetrics, Inc., a wholly-owned subsidiary of Viisage since February 2006, commenced an action in the United States District Court for the District of New Jersey against Iridian Technologies, Inc. to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian has asserted counterclaims alleging that SecuriMetrics is in breach of or default under certain provisions of such license agreements. We believe that the allegations and claims made by Iridian in this lawsuit are wholly without merit and we intend to defend the action vigorously. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our iris recognition business.

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID

Systems, LLC in March 2003 alleging that DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with Viisage to install the State’s new drivers’ license system. In July 2004, Viisage reached a settlement agreement with the State pursuant to which DMVS terminated the contract for convenience and agreed to pay Viisage $2.0 million in cash and the State agreed to purchase certain equipment from Viisage for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, Viisage believes either that the settlement agreement with DMVS is not effective and that its contract with DMVS remains in place, or that Viisage’s initial claim for an $8.2 million settlement payment is revived. The State has paid Viisage $500,000 for the equipment and Viisage appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted in a 4-3 decision not to hear Viisage’s appeal based on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, Viisage has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. Viisage reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on its estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. In addition, we removed the contract from our backlog, and will lose up to $19.7 million in revenue that we expected to recognize over the next five and one-half years, unless the contract remains in place or we are able to win the new contract for the digital drivers’ license system and the revenues from such new contract are substantially similar to the prior contract. There are approximately $2.9 million of system assets remaining on Viisage’s balance sheet from the Georgia contract. These consist of approximately $1.1 million of assets that Viisage anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that Viisage anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting Viisage’s central production facility in Georgia. Viisage has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, it has determined that these assets are not currently impaired. While Viisage believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, Viisage would be required to take a further charge to earnings.

We are not aware of any other legal matters that could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 16, 2005, we held a special meeting of our shareholders. At that meeting, the following matters were voted on and approved:

(a) The decision to approve the issuance and sale to L-1 Investment Partners LLC (or one of its affiliates) of 7,619,047 shares of our common stock at $13.125 per share and the issuance of warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share was ratified. The vote was 10,443,478 for, 94,814 against, 50,338 abstained and 8,670,365 not voted.

(b) The decision to approve an amendment to our certificate of incorporation to effect a 1-for-2.5 reverse split of the issued and outstanding shares of our common stock was ratified. The vote was 10,096,712 for, 449,803 against, 42,115 abstained and 8,670,365 not voted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the NASDAQ National Market under the symbol VISG. On March 13, 2006, the closing price of our common stock was $17.83 per share and there were approximately 269 holders of record of our common stock. The quarterly high and low sales prices, as reported by NASDAQ, of our common stock in 2005 and 2004 were as follows (adjusted for the one-for-two and a half reverse stock split effected on December 16, 2005):

	2005		2004
Quarter	High	Low	High	Low
First Quarter	$22.95	$7.08	$18.70	$8.83
Second Quarter	$12.98	$6.43	$35.75	$17.25
Third Quarter	$14.35	$9.78	$23.58	$12.88
Fourth Quarter	$17.64	$9.08	$24.85	$14.15

Dividend Policy

We paid no dividends in 2005 or 2004. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our lending arrangements. In addition, under the merger agreement with Identix, we have agreed to pay no dividends until the merger is consummated or the merger agreement is terminated.

Recent Sales of Unregistered Securities

Reference is made to Item 1.01 and Item 3.02 of our Current Reports on Form 8-K dated October 11, 2005, November 18, 2005, December 22, 2005, February 6, 2006 and February 24, 2006, which were previously filed with the Securities and Exchange Commission.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the fourth quarter of 2005.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements as of and for the years ended December 31, 2005, 2004 and 2003 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations, which are adjusted for the one-for-two and a half reverse stock split effected on December 16, 2005, are not necessarily indicative of future results.

	Years Ended December 31,
	2005(1)	2004(1)	2003(1)	2002(2)	2001(2)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$66,224	$67,466	$37,371	$32,302	$26,280
Cost of revenues	46,132	48,201	27,844	25,239	19,602

Gross margin	20,092	19,265	9,527	7,063	6,678

Operating expenses:
Sales and marketing	7,832	6,925	5,282	5,368	809
Research and development	4,618	3,837	3,650	4,457	2,054
General and administrative	12,068	9,779	5,110	5,069	2,500
Amortization of purchased intangible assets	2,117	756	—	—	—
Impairment of contract assets	—	2,000	—	—	—
Acquisition expenses	—	—	—	—	1,639
Restructuring charges	—	—	—	824	—

Total operating expenses	26,635	23,297	14,042	15,718	7,002

Operating loss	(6,543)	(4,032)	(4,515)	(8,655)	(324)
Interest income	362	162	99	196	31
Interest expense	(159)	(1,933)	(1,068)	(1,071)	(1,241)
Other income (expense), net	369	(235)	18	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(5,971)	(6,038)	(5,466)	(9,530)	(1,534)
Provision for income taxes	(1,382)	(959)	(63)	—	—

Loss before cumulative effect of change in accounting principle	(7,353)	(6,997)	(5,529)	(9,530)	(1,534)
Cumulative effect of change in accounting principle(3)	—	—	(12,131)	—	—

Net loss	(7,353)	(6,997)	(17,660)	(9,530)	(1,534)
Preferred stock dividends	—	—	—	—	(5)

Loss applicable to common shareholders	$(7,353)	$(6,997)	$(17,660)	$(9,530)	$(1,539)

Basic loss per share before cumulative effect	$(0.37)	$(0.45)	$(0.64)	$(1.19)	$(2.35)

Basic net loss per share applicable to common shareholders(4)	$(0.37)	$(0.45)	$(2.06)	$(1.19)	$(2.35)

Weighted average basic common shares outstanding	19,630	15,466	8,578	8,018	6,506

Diluted loss per share before cumulative effect	$(0.37)	$(0.45)	$(0.64)	$(1.19)	$(0.24)

Diluted net loss per share applicable to common shareholders(4)	$(0.37)	$(0.45)	$(2.06)	$(1.19)	$(0.24)

Weighted average diluted common shares outstanding	19,630	15,466	8,578	8,018	6,506

Balance Sheet Data:
Working capital	$77,482	$15,233	$5,887	$22,244	$38,115
Total assets	$294,108	$175,629	$54,480	$61,189	$67,663
Long-term debt	$215	$149	$8,147	$9,845	$10,368
Shareholders’ equity	$274,660	$154,790	$34,008	$39,064	$46,294

(1)	The results reflect the adoption of EITF 00-21 on January 1, 2003.
(2)	The results are presented under percentage of completion based cost-to-cost method for 2002 and 2001, which was the accounting method used prior to the adoption of EITF 00-21.
(3)	See Note 2 in the Notes to Consolidated Financial Statements which discusses the change in accounting principle.
(4)	See Note 2 in the Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted net income (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a leading provider of advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use our solutions to help solve the following three critical problems in identity verification and management:

•	assurance that the identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification document is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

Our solutions ensure the production of secure credentials, enable automated background checks and help prevent and detect identity theft and fraud. Annually, our solutions produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and we are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the fields of face recognition, iris identification and fingerprinting products, services and solutions. In addition, we are the leader in document authentication technology with approximately 3,000 installations in 17 countries. Our customers include governments, law enforcement agencies and businesses around the world.

Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions and alliances. We evaluate our business through financial metrics such as efforts to increase revenues and improve gross margin, as well as operational metrics such as new products introduced to market, new customers added and new technologies acquired. As an expanding company, we believe that our greatest challenge is choosing the right markets and best opportunities to pursue that will enable us to successfully grow our business.

The market for identity solutions has continued to develop at a rapid pace over the past 24 months. In particular, consumers of identity solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle.

Recent Strategic Initiatives

Building on the three acquisitions we completed in 2004, we have continued to address our customers’ requirements through multiple initiatives begun in 2005, including:

•	the proposed merger with Identix Incorporated, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings to identify individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications, which we believe will expand and better serve the addressable market and result in greater long-term growth opportunities than either company will achieve operating alone;

•	the February 2006 acquisition of SecuriMetrics, Inc., a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris, to better position both companies to vie for an even greater share of the biometrics market;

•	the December 2005 $100 million investment in us by Aston Capital Partners, L.P., and the appointment of Robert LaPenta, founder and Chief Executive Officer of L-1 Investment Partners, LLC, an affiliate of Aston, as Chairman of our Board of Directors;

•	the December 2005 acquisition of Integrated Biometric Technology, Inc., a provider of proprietary fingerprint technology and background screening solutions, an important multi-modal recognition capability, which added to our identity software and services portfolio allowing us to offer end-to-end protection and security of personal identities; and

•	the December 2005 acquisition of the AutoTest Division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies, further expanding our vision to provide end-to-end protection and security of personal identities by further strengthening the ability to proof identities before issuing credentials.

Pending Merger with Identix

On January 11, 2006, Viisage, through wholly-owned subsidiary, VIDS Acquisition Corp. (referred to as Merger Sub), entered into an Agreement and Plan of Reorganization (referred to as the Identix Merger Agreement) with Identix Incorporated, a Delaware corporation. Under the Identix Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as a wholly-owned subsidiary of Viisage. The merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of Viisage common stock for each share of Identix common stock they own (referred to as the Exchange Ratio). Based upon Viisage’s closing price of $17.69 on Wednesday, January 11, 2006, this represented a price of $8.367 per Identix share. To the extent permitted by Identix’ stock option plans, Viisage will assume Identix’ stock option plans and outstanding stock options and will assume all outstanding warrants to purchase Identix common stock. The assumed stock option plans will be converted into Viisage stock option plans and assumed outstanding options and warrants will be converted into the right to receive Viisage common stock based on the Exchange Ratio. Viisage and Identix have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the merger (in the case of Identix) and approval of the stock issuance in connection with the merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for the board of directors of Viisage to recommend approval of the stock issuance and charter amendments. Consummation of the merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, effectiveness of a Form S-4 registration statement, accuracy of representations, and receipt of tax opinions. The Identix Merger Agreement contains certain termination rights for both Viisage and Identix, and further provides that, upon termination of the agreement under specified circumstances, the terminating party must pay a termination fee of $20 million.

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Viisage intends to account for the merger as a purchase transaction for financial reporting purposes under accounting principles generally accepted in the United States. After the merger, the results of operations of Identix will be included in the consolidated financial statements of Viisage. The cost of the acquisition, which is equal to the aggregate merger consideration, including the fair value of vested stock options of Identix assumed by Viisage and transaction costs, will be allocated based on the fair values of the Identix assets acquired and the Identix liabilities assumed. These allocations will be based upon valuations and other studies that have not yet been finalized.

Financial Results

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues decreased slightly to approximately $66.2 million for the year ended December 31, 2005 from approximately $67.5 million for the year ended December 31, 2004, due in large part to a decrease of approximately $8.6 million in revenues from the U.S. Department of Defense, primarily stemming from the $10.6 million one-time sale of printer systems in 2004, which was partially offset by an increase of approximately $7.6 million in revenues from the U.S. Department of State under our contract to deliver passports. Our net loss for 2005 was $7.4 million. Our results for 2005 include a full year of operating activity from the acquisitions closed during 2004. See Results of Operations below for additional details.

Capital Raising Initiatives and Repayment of Indebtedness

In December 2005, Viisage (i) issued and sold to Aston Capital Partners, L.P., or Aston, an affiliate of L-1 Investment Partners LLC, or L-1, 7,619,047 shares of Viisage common stock at $13.125 per share and (ii) issued to Aston warrants to purchase an aggregate of 1,600,000 shares of Viisage common stock at an exercise price of $13.75 per share, subject to certain vesting criteria. The sale of the shares resulted in aggregate gross proceeds to Viisage of $100 million. Under the investment agreement with Aston, $85 million of the proceeds will be used to finance acquisitions subject to approval by Viisage’s board of directors.

In December 2005, our stockholders approved a one-for-two and a half reverse stock split of the issued and outstanding Viisage common stock in connection with their approval of the transactions contemplated by the Aston investment agreement. All per share amounts and outstanding shares, including all common stock equivalents, have been adjusted in this Form 10-K for all periods presented to reflect the reverse stock split.

We expect our current capital resources to be adequate for our needs for at least the next 12 months. However, if we enter into a material new contract or engage in a significant acquisition or other strategic transaction, we could be required to raise additional capital, either in the form of debt or equity.

Acquisitions

In November 2005, we entered into an assignment and assumption agreement with Aston (referred to as the assignment agreement) under which we agreed to pay $35 million to Aston for its previously acquired 60% interest in Integrated Biometric Technology LLC, or IBT, a wholly-owned subsidiary of Integrated Biometric Technology, Inc., or IBT Parent, subject to the consummation of the Aston investment in Viisage and customary closing conditions, and entered into an agreement and plan of merger (referred to as the IBT merger agreement) with IBT Parent, IBT and the stockholders of IBT Parent under which we agreed to issue to the stockholders of IBT Parent shares of Viisage common stock, in the amounts and on the terms described below, for all of the outstanding capital stock of IBT Parent. The only asset of IBT Parent at the time of the merger was the 40% interest in IBT not previously acquired by Aston.

In December 2005, in accordance with the terms of the assignment agreement, we completed the purchase of 60% of the outstanding membership interests of IBT from Aston for $35 million in cash, and in accordance with the terms of the IBT merger agreement, all of the outstanding capital stock of IBT Parent was exchanged for 2,000,000 shares of Viisage common stock, and IBT Parent was merged with and into a subsidiary of Viisage, which resulted in IBT Parent becoming a wholly-owned subsidiary of Viisage. As a result of the two transactions, we acquired 100% of the outstanding membership interests of IBT, and IBT is a wholly owned subsidiary of Viisage. The merger agreement provides that the stockholders of IBT Parent are eligible to receive from us additional consideration for each share of Viisage common stock issued in the merger, equal to the amount, if any, by which $12.50 (or $17.50 in the event that defined revenues of IBT for the year ended December 31, 2006 exceed $75 million) exceeds the average of the closing bid prices of Viisage common stock during the month of February 2007, as reported on the NASDAQ Stock Market, in each case as adjusted for any stock splits. Any difference will be paid in additional shares of Viisage common stock, provided that if the average of the closing bid prices for Viisage common stock during the month of February 2007 is less than $6.25, the difference to be paid will be determined as if the average price were $6.25.

In December 2005, we acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies for $4 million in cash.

In February 2006, we acquired SecuriMetrics, Inc., a producer of handheld iris recognition and multi-modal biometric devices, software applications and services, for $30 million in cash and $13 million in additional consideration contingent on the achievement of certain performance thresholds and the resolution of certain litigation and contingencies, of which $11.5 million would be paid in shares of Viisage common stock at a fixed price of $17.69 per share.

Litigation

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against us, Bernard C. Bailey, William K. Aulet (our former Chief Financial Officer) and Denis K. Berube and other members of our Board of Directors. These lawsuits have been consolidated into one action. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors.

In September 2003, SecuriMetrics, Inc., a wholly-owned subsidiary of Viisage since February 2006, commenced an action in the United States District Court for the District of New Jersey against Iridian Technologies, Inc. to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian has asserted counterclaims alleging that SecuriMetrics is in breach of or default under certain provisions of such license agreements.

In December 2004, a Georgia court granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. As a result of the judge’s ruling, in the fourth quarter of 2004, we took a non-cash impairment charge of $2 million for assets we purchased to deliver services to DMVS. Our appeal of this ruling to the Georgia Supreme Court was dismissed on procedural grounds in May 2005.

A complete description of the above matters is provided under Item 3, Legal Proceedings.

Segments and Geographic Information

We operate in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment, and categorize product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. Our advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. Our fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening. Our Chief Executive Officer is the chief operating decision maker who evaluates performance based on revenues and total operating expenses of these segments across all markets and geographic regions. For the year ended December 31, 2005, we generated approximately 99.1%, or $65.6 million of our total revenue from our advanced technology identity solutions segment and 0.9%, or $621,000 from our fingerprint products and services segment as a result of our acquisition of IBT in December 2005. We anticipate that this segment will represent a significantly higher percentage of revenues and operating income going forward. For the year ended December 31, 2004, all of our results of operations were derived from our advanced technology identity solutions segment. For the year ended December 31, 2005, we generated approximately 56.9%, or $37.7 million, 38.2%, or $25.3 million, and 4.9%, or $3.2 million of our total revenue from customers in State and Local, Federal, and Commercial/Emerging Markets, respectively. For the year ended December 31, 2004, we generated approximately 60.6%, or $40.9 million, 38.2%, or $25.8 million, and 1.2%, or $790,000, of our total revenue from customers in the State and Local, Federal, and Commercial/Emerging Markets, respectively.

For the year ended December 31, 2005, we derived 91.0%, or $60.3 million, of our total revenue within the United States. We derived an additional 9.0%, or $6.0 million, of our total revenue in international markets. Of the $6.0 million of international sales, approximately $1.1 million was derived by our German subsidiary, primarily from customers in countries within the European Union. For the year ended December 31, 2004, we derived 96.4%, or $65.0 million, of our total revenue within the United States. We derived an additional 3.6%, or $2.4 million, of our total revenue in international markets. Of the $2.4 million of international sales, approximately $1.4 million was derived by our German subsidiary, primarily from customers in countries within the European Union.

Dependence on Significant Customers

We believe for the near future that we will continue to derive a significant portion of our revenues from a limited number of large contracts. Customers who accounted for more than 10% of our total revenues are as follows:

•	For the year ended December 31, 2005, one customer accounted for 27.5%;

•	For the year ended December 31, 2004, two customers accounted for an aggregate of 31.0%; and

•	For the year ended December 31, 2003, two customers accounted for an aggregate of 26.6%.

Critical Accounting Policies and Significant Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, valuation of goodwill and other intangible assets, revenue recognition, income taxes, litigation and valuation of other financial instruments, including warrants and stock options. If actual results differ significantly from these estimates, there could be a material effect on our financial statements.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of December 31, 2005, the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.5 million, $27.3 million and $152.2 million, respectively. As of December 31, 2004, the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.9 million, $26.0 million and $93.5 million, respectively.

We depreciate property, plant and equipment and intangible assets that have finite lives, and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of our identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss were identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we record depreciation and amortization over fewer future periods, which will reduce our earnings.

Factors we generally consider important which could trigger an impairment review of the carrying value of other long-lived tangible and intangible assets include the following:

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

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of December 31, 2005, future events could cause us to conclude otherwise.

In the fourth quarter of 2004, we recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with our contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between us and the state that would have provided us with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we have identified $2.2 million of assets deployed within the state that we deemed to have no alternative use. We reduced the recorded amounts of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we win the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects, to the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to record a further charge to earnings.

Due to our two acquisitions in 2005 and our three acquisitions in 2004, goodwill and other intangible assets were recorded as a result of the allocation of the purchase price of the acquired businesses. The amounts recorded for goodwill and other intangible assets represent estimates of fair values and, with respect to the 2005 acquisitions are preliminary and subject to adjustment based on additional analyses of values and as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material.

Valuations of acquired businesses require us to provide significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, and our business plans for the acquired businesses or intellectual property and other sources. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	future expected cash flows from product sales, customer contracts and acquired developed technologies and patents;

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

•	the acquired companies’ brand awareness and market position;

•	assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

•	discount rates.

These estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require us to record an impairment charge in the period in which it is identified.

We follow Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We performed the initial step by comparing the fair value of our reporting unit as determined by considering a number of factors, including an assessment of the fair value of Viisage based on a comparison of us to comparable companies using the guideline company method and comparable transaction method. We also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, we determined that the fair value exceeded the carrying amount.

Revenue

Historically, revenue was derived primarily of sales from the delivery of personal identification solutions primarily to federal and state government customers, some of which are fulfilled through the delivery of hardware and software licenses, as well as providing software maintenance, technical support, training, installation and consulting services. Revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists—We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred—For Product Sales, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable—Fees are fixed or determinable if they are not subject to a refund or cancellation and do not exceed standard payment terms.

•	Collection is probable—We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Licenses of off-the-shelf versions of face recognition software;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification; and

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support.

Revenue on these transactions is generally recognized upon passage of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is achieved. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor, and on a net basis where we are the subcontractor.

Many of our arrangements include multiple elements for which we apply the provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements typically include one or more of the following: hardware, software licenses, rights to additional software products, software maintenance, hardware replacement, technical support services, training, installation and consulting services. For multiple-element arrangements including software, which do not involve significant modification or customization of the software or services that are considered essential to the functionality of the software, we allocate value to each element based on its relative fair value, if sufficient vendor-specific objective evidence (“VSOE”) of fair value exists for each element of the arrangement. VSOE of fair value is determined based on the price charged when each element is sold separately. If sufficient VSOE of fair value exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on VSOE of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element. If sufficient VSOE does not exist for all undelivered elements, revenue is deferred until such evidence does exist for any undelivered elements, generally maintenance and support, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

In the case of multiple-element arrangements that involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, contract accounting under SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, is applied. When VSOE of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the consulting and license fees are combined and revenue is recognized on the percentage of completion basis, and the software maintenance or technical support are typically recognized ratably over the contract term.

In general, transactions which involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software, include:

•	Contracts, generally with state governments for the production of drivers’ licenses and other identification credentials, for which we have determined that the contract has multiple elements and where the title to equipment installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP 97-2 and SOP 81-1, for which revenue is recognized on the units-of-delivery method; and

•	Identity solutions contracts, typically providing for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP 97-2 and SOP 81-1, and revenue is recognized on a percentage-of-completion using the cost-to-cost method. We use the percentage-of-completion methodology to account for revenue under these contracts because a high level of certainty exists regarding expected cash flows from these contracts, and a reliable basis exists for estimating the percentage of the contract that is completed at the end of the accounting period.

Consulting, training and other similar services for such products are generally recognized along with the product component under the percentage of completion method. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, unless provided on a time and material basis, in which case revenue is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

For contracts for which revenue is recognized under the units-of-delivery method, costs related to the hardware element of these contracts are capitalized and are depreciated over the lesser of the contract term or the useful life, beginning when the system goes into service. The delivery of these credentials typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent receipt of payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in secure credentials contracts, we defer revenue recognition for the system design and installation phase of such contracts, including customized software and equipment, and recognize revenue as credentials are produced. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system that we design, implement and support. Our fixed pricing includes charges for the use of the system, materials, and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of secure credentials to be produced;

•	Size of the database;

•	Level of post-installation involvement that will be required of us; and

•	Competitive environment.

Under the percentage-of-completion, we measure the percentage complete using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most reliable and meaningful measure of performance. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services as defined by the contract. When milestone measures are used, billings occur and revenue is recognized when performance milestones and customer acceptance criteria have been achieved. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

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

We had a deferred income tax provision in 2005 and 2004 of approximately $1.1 million and $859,000, respectively, to record the deferred tax liability related to the amortization of tax deductible goodwill, for which the period the temporary difference will reverse is indefinite. Deferred tax liabilities do not offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, we made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of

TDT as an asset transaction for tax purposes. On December 16, 2005, we acquired IBT in a transaction accounted for as a partial acquisition of assets. These transactions resulted in tax deductible amortization expense related to goodwill for tax purposes. There was no provision for Federal income taxes for the year ended December 31, 2003 due to the net losses in that year.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, we report accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. Comprehensive loss includes net loss and other comprehensive loss, which includes current period foreign currency translation adjustments. The accumulated other comprehensive loss consists of unrealized translation losses in accordance with SFAS No. 52, Foreign Currency Translations. We had approximately $2.4 million and $322,000 of accumulated other comprehensive loss as of December 31, 2005 and December 31, 2004, respectively. Other comprehensive loss for the year ended December 31, 2003 was comprised solely of our net loss.

Stock-Based Compensation

We account for our employees’ stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure-only alternative under SFAS No. 123 for its employees stock-based compensation awards, which requires disclosure of the pro forma effects on net loss and net loss per share as if SFAS No. 123 had been adopted as well as certain other information. As discussed below, the Company will adopt SFAS No. 123R, Share-Based Payment, in our first quarter of fiscal 2006.

Derivative Instruments and Hedging Activities

In 2005, Viisage began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. As of December 31, 2005, Viisage had committed to two foreign currency forward contracts to purchase approximately 46,450,000 Japanese yen for approximately $403,000. The fair value of these contracts at December 31, 2005 was approximately $396,000. All of these contracts have since been settled.

Results of Operations

Comparison of fiscal years ended December 31, 2005 and 2004

Consolidated Performance

Net loss for the year ended December 31, 2005 was $7.4 million or $0.37 per basic and diluted share compared to $7.0 million or $0.45 per basic and diluted share for the prior year. The increase in net loss from the prior year was primarily attributable to a $3.3 million increase in operating expenses for the year ended December 31, 2005 when compared to the prior year, primarily from the inclusion of a full year of operating results from our 2004 acquisitions and professional fees incurred in connection with the completion of our 2004 annual report in the first and second quarters of 2005. Offsetting these items was a shift in the product mix, resulting in an $827,000 increase in gross profit, and a decrease in interest expense of approximately $1.8 million compared to the prior year due to the repayment of certain debt instruments with proceeds from the issuance of common stock in 2004. Our results of operations for the year ended December 31, 2004 included an impairment charge of $2.0 million related to the carrying value of system assets in Georgia. In 2006, we anticipate increased revenues as a result of our acquisitions and organic growth, and related increases in our gross margins.

Revenue

We generate revenue through the sale and license of products and services for verifying and managing identities. Revenue decreased slightly by approximately 1.8% to $66.2 million for the year ended December 31, 2005 from $67.5 million for the year ended December 31, 2004. Fluctuations between 2005 and 2004 were primarily the result of:

•	An increase of approximately $7.6 million of revenue related to deliveries under our contract to deliver passports to the U.S. Department of State;

•	An increase of approximately $5.7 million of revenue related to document authentication products and services, primarily to state government customers, which was the result of a full year of operations compared to one quarter of operations following the acquisition of iA in 2004;

•	An increase of approximately $621,000 of revenue related to our acquisition of IBT in December 2005;

•	A decrease of approximately $8.6 million of revenue from the U.S. Department of Defense, primarily due to a one-time sale of printing systems in 2004 for its common access card, or CAC, program of $10.6 million, partially offset by an increase in consumable purchases in 2005;

•	A decrease of approximately $6.0 million of revenue related to document issuance solutions to state government customers, primarily due to expired contracts in five states, partially offset by three new state contracts as well as credential volume increases in some states where we produce drivers’ licenses; and

•	A decrease of approximately $601,000 related to sales of face recognition solutions.

As a result of our acquisitions and anticipated increased spending in connection with key government programs, including U.S. VISIT, HSPD-12, and REAL ID, we anticipate our revenues will increase significantly in 2006.

Gross Margin

Gross margins increased to 30.3% or $20.1 million for the year ended December 31, 2005 compared to 28.6% or $19.3 million for the year ended December 31, 2004. The increase in the gross margin in 2005 was primarily attributable to a shift in the product mix which has an increased level of higher value added intellectual property, and the effects of a one-time sale of printing systems to the U.S. Department of Defense in 2004 with low margins. In 2006, we believe that our gross margins will increase with the expected significant increase in our revenues.

Amortization expense included in cost of revenues increased from $3.0 million for the year ended December 31, 2004 to $3.6 million for the year ended December 31, 2005. This increase was primarily due to the inclusion of a full year of amortization expense in 2005 attributable to the acquisition of TDT, which closed in February 2004. Non-cash amortization expense related to identified intangible assets from these transactions will continue to be charged to cost of revenues which we expect will continue to negatively impact our gross margins in the future. For the year ended December 31, 2004, gross margin reflected $285,000 of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $907,000, to $7.8 million for the year ended December 31, 2005 from $6.9 million in for the year ended December 31, 2004. The increase is primarily due to an $863,000 increase in payroll and other outside service costs related to the iA acquisition from 2004, which includes a full year of activity for the year ended December 31, 2005 compared to only one quarter in 2004. In addition, the Company incurred additional payroll-related costs from additional sales personnel, partially offset by reduced facility costs and reduced spending on bid and proposal activity. For the year ended December 31, 2004, sales and marketing expenses reflected $240,000 of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005. As a percentage of revenue, sales and marketing expenses increased to 11.8% for the year ended December 31, 2005 from 10.3% for the year ended December 31, 2004 as a result of lower than expected revenues. In 2006, we expect sales and marketing expenses to increase to achieve the expected revenue growth opportunities.

Research and Development Expenses

Research and development expenses increased by approximately $781,000, to $4.6 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. The increase is primarily due to a $853,000 increase in payroll and benefit costs related to the iA acquisition from a full year of activity for the year ended December 31, 2005 compared to only one quarter in 2004. For the year ended December 31, 2004, research and development expenses reflected $104,000 of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005. Billable labor hours of research and development personnel were relatively consistent for the years ended December 31, 2005 and 2004 and are classified as cost of revenues when such billable hours result in the delivery of a product or service to a customer. Reimbursements for funded research and development are recorded as a reduction to expense, and were approximately $600,000 and $800,000 for 2005 and 2004, respectively. We expect to continue to generate billings and expense reimbursements related to our funded research and development activity in 2006. As a percentage of revenue, research and development expenses increased to 7.0% for the year ended December 31, 2005 from 5.7% for the year ended December 31, 2004. We expect research and development expenses to remain flat in 2006, and to decrease as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses increased approximately $2.3 million, to $12.1 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004. The increase is primarily due to the inclusion in 2005 of a full year of results for the companies acquired in 2004, the inclusion of all corporate insurance premiums in general and administrative expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 when $629,000 of these premiums were recorded in cost of revenues, sales and marketing expenses and research and development expenses as described above. Payroll related costs increased $523,000 as a result of hiring additional personnel. In addition, the Company incurred an additional $374,000 in legal and audit fees, primarily related to the litigation with the State of Georgia, $280,000 of recruiting fees associated with the hiring of finance, sales, and executive personnel, and $175,000 increase in other services, primarily for additional fees for outside members of the Company’s board of directors. Finance and IT personnel costs increased to begin to remediate our material weakness regarding the sufficiency of the resources to effect a timely financial statement close process. As a percentage of revenue, general and administrative expenses increased to 18.2% for the year ended December 31, 2005 from 14.5% for the year ended December 31, 2004 as a result of lower than expected revenues. In 2006, we expect general and administrative expenses to decrease as a percentage of revenues.

Amortization of Purchased Intangibles

Amortization expense included in cost of revenues increased from $3.0 million for the year ended December 31, 2004 to $3.6 million for the year ended December 31, 2005. This increase was primarily due to the inclusion of a full year of amortization expense in 2005 attributable to the acquisition of TDT, which closed in February 2004. Amortization expense included in operating expenses increased from $756,000 for the year ended December 31, 2004 to $2.1 million for the year ended December 31, 2005, primarily due to the inclusion of iA for a full year in 2005 from the transaction closing date of October 2004.

Interest Income and Expense

Interest income increased to $362,000 for the year ended December 31, 2005 from $162,000 for the year ended December 31, 2004, due primarily to a higher investment base from the Aston investment, and to a lesser degree, higher yields. Interest expense decreased to $159,000 for the year ended December 31, 2005 from $1.9 million in 2004. The decrease in interest expense resulted from the net payments of approximately $28.0 million of project financing and related party debt in 2004 from proceeds from sales of our common stock in 2004.

Other Income

For the year ended December 31, 2005 we had other income of approximately $369,000 and for the year ended December 31, 2004 we had other expense of approximately $235,000, which was primarily the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases that we made in Japanese yen in the respective years, net of hedging transactions.

Income Taxes

For the year ended December 31, 2005, we had a provision for federal income taxes of approximately $1.1 million which resulted from accounting for the acquisition of TDT and part of the acquisition of IBT as asset purchases for tax purposes, resulting in deferred tax liabilities that could not be used to offset deferred tax assets in assessing the need for a valuation allowance. For the year ended December 31, 2004, we had a provision for federal income taxes of approximately $859,000 which primarily resulted from our election to treat the acquisition of TDT as an asset purchase for tax purposes. The provision for state income taxes for the year ended December 31, 2005 was approximately $274,000 compared to $100,000 for the year ended December 31, 2004 for state income taxes where we are not able to utilize our net operating loss carryforwards.

Other Comprehensive Loss

Other comprehensive loss results primarily from translation adjustments consolidating our German operations whose functional currency is the euro. The results of operations and certain of our intercompany balances associated with this operation are exposed to foreign exchange rate fluctuations. As of December 31, 2005, we had cumulative translation loss adjustments related to our German operations of approximately $2.4 million. To the extent the U.S. dollar weakens against this foreign currency, the translation of these euro-denominated transactions results in increased net revenue and operating expenses. Similarly, our net revenue and operating expenses will decrease when the U.S. dollar strengthens against the euro.

Comparison of fiscal years ended December 31, 2004 and 2003

Consolidated Performance

Net loss for the year ended December 31, 2004 was $7.0 million or $0.45 per basic and diluted share compared to $17.7 million or $2.06 per basic and diluted share for the prior year, including the one-time charge of $12.1 million in connection with our change in accounting principle as of January 1, 2003. The increase in net loss from the prior year, excluding the impact of the cumulative effect of the change in accounting principle, was primarily attributable to the write-down of $2 million for an impairment charge to assets related to our Georgia drivers’ license contract, other expense related to foreign currency losses of $235,000, increases in net interest expense of $802,000 and tax expenses of approximately $959,000, as we experienced a decrease in our loss from operations for the year ended December 31, 2004 of approximately $483,000 or an operating loss of $4.0 million compared to $4.5 million for the year ended December 31, 2003.

Revenue

We generate revenue through the sale and license of products and services for verifying and managing identities. Our revenues increased to approximately $67.5 million for the year ended December 31, 2004 from approximately $37.4 million for the year ended December 31, 2003, which includes increases resulting from the ZN, TDT and iA acquisitions. The increase was the result of:

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

We experienced increases in card volume in ten states resulting in approximately $3.3 million of additional revenue in 2004. We also signed extensions in two states contributing an additional $1.2 million of revenue and completed technology upgrades in three states for an additional $630,000 of revenue in 2004. These increases related to our deployed drivers’ license solutions were offset by reduced revenue in four states of approximately $600,000 related to price decreases and reduced card volume. The system deliveries related to the CAC procurement were substantially complete by December 31, 2004.

Other identity solutions revenue was offset by legacy contracts entering the maintenance phase resulting in a decrease in revenue of approximately $2.7 million from the prior year. In addition, we generated $1.5 million less revenue from one federally funded face recognition contract in 2004.

Gross Margin

Gross margin improved by 3.1% to 28.6% for the year ended December 31, 2004 compared to 25.5% for the prior year. The improvement in gross margin is attributable to the introduction of higher margin products and solutions to our product mix through acquisitions and new contracts. Our international sales contributed revenue with gross margins of between 40% and 50% for 2004. Our U.S. federal contracts contributed revenue with gross margins in excess of 35% related to its contracts which includes in its cost of revenues the significant amortization of intangible asset expense described in the next paragraph. Document authentication products, starting in the fourth quarter of 2004, contributed revenue with gross margins of approximately 50%. In addition to the change in product mix related to our acquisitions of ZN, TDT and iA, the increase in card volume in many states and our sales of technology upgrades to some of our drivers’ license customers in 2004, as well as improved cost management in executing these contracts, resulted in gross margin improvement of approximately 3.0% from this customer base.

For the year ended December 31, 2004, we have allocated approximately $2.7 million of amortization expense for the TDT acquisition to cost of revenues due to the fact that a majority of the identified intangible assets were attributed to contracts that are generating significant revenue. For the year ended December 31, 2004, we have allocated approximately $35,000 of expense to cost of revenues, representing amortization expense in the fourth quarter of 2004 from the iA acquisition related to acquired contracts and technology preliminarily identified as intangible assets in that transaction. Non-cash amortization expense related to identified intangible assets from these transactions will continue to be allocated to cost of revenues which we expect will continue to negatively impact our gross margins in the future.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $1.6 million, to $6.9 million for the year ended December 31, 2004 from $5.3 million in for the year ended December 31, 2003. The increase is primarily due to sales and marketing expenses related to the 2004 acquisitions of approximately $1.5 million. The remaining increase related to our investment in pursuing opportunities to deliver solutions that incorporate our total identity solutions capabilities to our customers with a heightened focus on federal programs. As a percentage of revenue, sales and marketing expenses decreased to 10.3% for the year ended December 31, 2004 from 14.1% for the year ended December 31, 2003.

Research and Development Expenses

Research and development expenses increased by approximately $187,000, to $3.8 million for the year ended December 31, 2004 from $3.7 million for the year ended December 31, 2003. The acquisitions of ZN, TDT and iA contributed additional research and development expense of approximately $2.1 million in 2004. This increase in expense from the prior year was offset by billable labor hours of approximately $500,000, headcount reductions resulting in approximately $250,000 in cost savings, capitalized software development costs of approximately $185,000 and a reduction in research and development activity from our services organization of approximately $1.0 million. In addition to the revenue generating funded research provided by our research and development organization, we also had operating expense offsets from reimbursed research and development costs in Germany of approximately $600,000. As a percentage of revenue, research and development expenses decreased to 5.7% for the year ended December 31, 2004 from 9.8% for the year ended December 31, 2003.

General and Administrative Expenses

General and administrative expenses increased approximately $4.7 million, to $9.8 million for the year ended December 31, 2004 from $5.1 million for the year ended December 31, 2003. The 2004 acquisitions contributed approximately $1.4 million of additional general and administrative expenses from the prior year. In 2004, legal costs increased by approximately $1.3 million primarily related to the litigation involving our contract with the state of Georgia. Compliance costs for consultants and auditors related to our Sarbanes-Oxley compliance requirements in 2004 contributed an additional $850,000 of general and administrative expense. Other expense increases in 2004 related to an increase in corporate strategy consulting costs of $360,000, move related costs and accelerated amortization of leasehold improvements for abandoned property of $312,000, an increase in expenses for investor relations, insurance and listing fees due to company growth of $265,000, and severance and other personnel costs of $200,000. As a percentage of revenue, general and administrative expenses increased to 14.5% for the year ended December 31, 2004 from 13.7% for the year ended December 31, 2003.

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

Interest Expense, Net

Interest expense, net of interest income of approximately $162,000 and $99,000 for the years ended December 31, 2004 and 2003, respectively, increased approximately $800,000 to approximately $1.8 million for the year ended December 31, 2004 from $969,000 for the year ended December 31, 2003. This increase was primarily due to $750,000 of interest on the $15.3 million note used to purchase TDT.

Other Income (Expense), Net

Other expense of approximately $235,000 for the year ended December 31, 2004 was primarily the result of realized and unrealized losses related to foreign currency fluctuations on purchases that we made in Japanese yen in 2004. For the year ended December 31, 2003 we had $18,000 of other income related to gains on disposal of assets in that year.

Income Taxes

For the year ended December 31, 2004, we had a provision for federal income taxes of approximately $859,000 which resulted from our election to treat the acquisition of TDT as an asset transaction for tax purposes. This election created a deferred tax liability which could not be used to offset deferred tax assets in assessing the need for a valuation allowance. There was no provision for federal income taxes for the year ended December 31, 2003. The provision for state income taxes for the year ended December 31, 2004 was approximately $100,000 compared to $63,000 for the year ended December 31, 2003.

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

Liquidity and Capital Resources

Cash was approximately $72.4 million at December 31, 2005. For the year ended December 31, 2005, cash provided by operating activities was approximately $4.4 million, which is the result of our net loss of approximately $7.4 million, offset by non-cash charges for depreciation and amortization of approximately $12.4 million, a non-cash provision for income taxes of $1.1 million, net of cash used by the net change in operating assets and liabilities of approximately $2.1 million.

Accounts receivable decreased 14% to approximately $14.6 million at December 31, 2005 from approximately $17.1 million at December 31, 2004. The decrease was primarily attributable to the collection of accounts receivable subsequent to December 31, 2004 of $3.6 million related to the U.S. Department of Defense CAC sales. Partially offsetting this decrease was approximately $589,000 related to IBT, which was acquired in December 2005. As of December 31, 2005, approximately $4.4 million was receivable from the U.S. Department of State.

Inventories and other costs and estimated earnings in excess of billings increased 45% to approximately $4.9 million at December 31, 2005 from approximately $3.4 million at December 31, 2004. The increase was primarily attributable to the increase in document authentication units held in inventory for anticipated customer shipments. As of December 31, 2005, inventory generally consists of consumables inventory supporting our drivers’ license contracts and of document authentication units.

Accounts payable and accrued expenses decreased by 25% to approximately $11.4 million at December 31, 2005 from approximately $15.3 million at December 31, 2004. The decrease was primarily attributable to payment for materials of $1.7 million related to the U.S Department of Defense CAC procurement subsequent to December 31, 2004 and a decrease in TDT vendor payables of approximately $2.7 million from 2004 to 2005. Partially offsetting these decreases was approximately $1.9 million of accounts payable balances acquired in 2005 from IBT.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of December 31, 2005, we estimate that the amount available to us under the Loan and Security Agreement was approximately $16.1 million based on the financial covenants in the agreement. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. At various times during 2005, we entered into amendments to the Loan and Security Agreement to modify the financial covenants and make certain other changes. As of December 31, 2005, there were commitments of $2.3 million in letters of credit to certain of our customers under the Loan and Security Agreement, and there are no amounts borrowed under this agreement.

In accordance with the Loan and Security Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and our subsidiaries. We are required to maintain financial covenants under the Loan and Security Agreement, including maintaining specified balance sheet ratios and minimum amounts of earnings before taxes, interest and depreciation and amortization (EBITDA). As of December 31, 2005, we were in compliance with the covenants under the Loan and Security Agreement. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require immediate repayment of any amounts outstanding.

In 2003 we entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2005, we had approximately $148,000 outstanding under these arrangements. The interest rates on these capital leases are fixed between 6% and 8%. The terms of these leases range from 12 months to 60 months. Also in 2005, we entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2005, we had approximately $221,000 outstanding under this arrangement.

In 2004 we purchased an asset for $800,000 which amount is payable in installments over four years. As of December 31, 2005, we had $369,000 included in accounts payable and accrued expenses, representing the present value of future payments remaining under this agreement.

In October 2005, we entered into an investment agreement with L-1 Investment Partners, LLC, or L-1, subsequently assigned by L-1 to its affiliate, Aston Capital Partners, L.P., or Aston, under which we issued and sold to Aston of 7,619,047 shares of our common stock at $13.125 per share, and issued to Aston warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share. The proceeds of the issuance, net of transaction costs, were approximately $98.7 million. Under the investment agreement with Aston, $85 million of the proceeds will be used to finance acquisitions subject to approval by Viisage’s board of directors.

In December 2005, we acquired the AutoTest division of Openshaw Media Group, Inc. for $4 million of cash, and we acquired IBT for $35 million of cash plus the issuance of 2 million shares of our common stock.

During 2004, IBT’s contract with a Florida state agency was terminated and awarded to a competing firm. IBT challenged the method by which this contract was awarded and the case was settled by requiring the competitor to utilize IBT’s equipment and to remit a fixed fee per fingerprint to IBT. IBT, as merchant of record, collects all receipts and deposits the receipts into a jointly-owned bank account by IBT and the prime contractor. As billings are rendered, receivables are recorded as restricted assets and a payable to the prime contractor in an equal amount is recorded. Cash collected on the prime contractor’s behalf and remaining in IBT’s account is recorded as a component of restricted assets with an offsetting payable to the contractor, which is included in payable to prime contractor. The restricted cash and receivables, included in restricted assets, were as follows (in thousands):

December 31, 2005
Restricted cash	$36
Restricted accounts receivable	392

Total restricted assets	$428

Payable to prime contractor	$428

We believe that our existing cash balance, anticipated cash flows from operations, and the available amounts under the Loan and Security Agreement with Citizens Bank will be sufficient to meet our operating and debt service requirements for the next 12 months. However, if we cannot achieve our business forecast in 2006, enter into material new contracts, or require cash to pursue strategic acquisitions, we may be required to seek additional financing, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business forecast is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.” We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

On February 17, 2006, we acquired SecuriMetrics for $28 million cash, plus placed an additional $2 million in escrow for 18 months. In addition, the former SecuriMetrics stockholders may earn up to an additional $13 million in consideration, of which $11.5 million would be paid in common stock and $1.5 million would be paid in cash, subject to SecuriMetrics meeting performance thresholds and resolving contingencies.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005, in thousands.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations(1)	$403	$177	$226	—	—
Operating Lease Obligations	1,560	540	1,020	—	—

(1)	Includes approximately $34,000 of interest.

The above table excludes commitments under contracts to acquire goods and services, including a commitment to purchase $1 million of product by May 2007 from Fargo Electronics, which are contingent on supplier performance.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows, and will be effective in our first quarter of fiscal 2006. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock option grants or the discounts we provide under our employee stock purchase plans. Accordingly, the adoption of SFAS No. 123R’s fair value method will significantly increase our recognized employee compensation expense, thereby reducing net income and earnings per share. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the market value and the amount of share-based awards granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, which would have resulted in us reporting a net loss of approximately $9.9 million, or $0.50 per basic and diluted share, instead of $7.4 million, or $0.37 per basic and diluted share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future.

In December, 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on Viisage’s financial condition, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim

Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS No. 154 will have an immediate material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We are currently evaluating the provisions of SFAS No. 155 and do not believe adoption of SFAS No. 155 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. As of December 31, 2005 the cumulative loss from foreign currency translation adjustments was approximately $2.4 million. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. Prior to 2005, we did not hedge foreign currencies utilizing derivative instruments. In 2005, we began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. For the years ended December 31, 2005 and 2004, we had realized and unrealized gains, net of any hedging transactions, of $369,000 and realized and unrealized losses of $235,000, respectively, related to transactions with Japanese vendors. As of December 31, 2005, we had committed to two foreign currency forward contracts to purchase approximately 46,450,000 Japanese yen for approximately $403,000. The fair value of these contracts at December 31, 2005 was approximately $396,000. All of these contracts have since been settled. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the prevention and detection of misstatements. Projections of any evaluations of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Because of the material weakness described below, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

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

In performing its assessment, the Company’s management identified the following material weakness in the Company’s internal control over financial reporting:

•	Ineffective financial statement close process. Management determined that the Company’s financial statement close process was not effective due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision.

Management has identified and begun implementing the following steps to address the material weakness described above:

•	We are evaluating the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing these accounts and to enhance the level of review and supervision;

•	We are implementing new procedures, including increased detailed reconciliation to the accounting records;

•	We are implementing system enhancements which are expected to automate and improve the timeliness of significant aspects of this process; and

•	Subsequent to year end, the Company hired an experienced corporate controller and vice president of finance who is a certified public accountant with 15 years of experience.

There were no changes to any reported financial results that have been released by Viisage in this or any other filing as a result of the above-described material weakness. Management believes that the steps taken to date, along with certain other remediation plans it is currently undertaking, including those described above, will address the material weakness that affected the Company’s internal controls over financial reporting in fiscal year 2005. Management will continue its on-going evaluation and expects to improve the Company’s internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of the Company’s system of internal control over financial reporting is subject to certain limitations, including the exercise of management’s judgment in evaluating the same. As a result, there can be no assurance that the Company’s internal controls over financial reporting will prevent all errors.

For the year ended December 31, 2004, and for the first three quarters of 2005, management determined that, with respect to the Company’s information technology systems, there was inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. As a result of remedial steps taken throughout 2005, and based on the results of testing of the Company’s information technology systems, management believes that this material weakness was remediated as of December 31, 2005.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control over financial reporting of Integrated Biometric Technology (“IBT”) would be excluded from the fiscal 2005 control assessment, as permitted by the Securities and Exchange Commission.

In December 2005, IBT was acquired for an aggregate purchase price of approximately $60 million. IBT contributed approximately 1% of the Company’s total revenue in 2005 and accounted for approximately 23% of the total assets at December 31, 2005. See Note 14 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Viisage Technology, Inc. did not maintain an effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management identified a material weakness in their internal controls regarding the ineffectiveness of the financial statement close process. Management of Viisage Technology, Inc is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Integrated Biometric Technology (“IBT”), which was acquired in December 2005 and whose financial statements reflect total assets and revenues constituting 23% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at IBT. See Note 12 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005: management identified as a material weakness the ineffectiveness of the Company’s financial statement close process due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements of Viisage Technology, Inc., and this report does not affect our report dated March 16, 2006 on these financial statements.

In our opinion, management’s assessment that Viisage Technology Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Viisage Technology Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

Boston, Massachusetts

March 16, 2006

/s/    BDO SEIDMAN, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Viisage Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Viisage Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors. These lawsuits have been consolidated into one action. The amended consolidated complaint alleges violations of the federal securities laws arising out of purported misstatements and omissions in the Company’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to the reported material weaknesses in internal control over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If the Company is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. See Note 8 for further information.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viisage Technology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and have issued our report thereon dated March 16, 2006 which expressed an unqualified opinion on management’s assessment that Viisage Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, and an adverse opinion on the Company’s effectiveness of internal control over financial reporting as of December 31, 2005.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts

March 16, 2006

VIISAGE TECHNOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except numbers of shares)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$72,385	$11,309
Accounts receivable	14,615	17,075
Inventories and other costs and estimated earnings in excess of billings	4,903	3,382
Other current assets	520	1,213
Restricted assets	428	—

Total current assets	92,851	32,979
Property and equipment, net	19,495	19,917
Goodwill	152,224	93,507
Intangible assets, net	27,287	26,046
Other assets	2,251	3,180

Total assets	$294,108	$175,629

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,384	$15,279
Payable to prime contractor	428	—
Current portion of project financing	154	281
Current portion of deferred revenue	2,579	1,992
Other current liabilities	824	194

Total current liabilities	15,369	17,746
Project financing, net of current portion	215	149
Deferred tax liability	1,964	859
Deferred revenue, net of current portion	1,712	1,717
Other liabilities	188	368

Total liabilities	19,448	20,839

Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 28,951,415 and 19,089,684 shares issued and outstanding at December 31, 2005 and 2004, respectively	29	19
Additional paid-in capital	333,456	204,167
Accumulated deficit	(56,427)	(49,074)
Accumulated other comprehensive loss	(2,398)	(322)

Total shareholders’ equity	274,660	154,790

Total liabilities and shareholders’ equity	$294,108	$175,629

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues:
Service revenues	$40,837	$45,916	$36,625
Product revenues	25,387	21,550	746

Total revenues	66,224	67,466	37,371

Cost of revenues:
Service cost of revenues	28,956	29,466	27,335
Product cost of revenues	13,600	15,758	237
Amortization of purchased intangible assets	3,576	2,977	272

Total cost of revenues	46,132	48,201	27,844

Gross margin	20,092	19,265	9,527

Operating expenses:
Sales and marketing	7,832	6,925	5,282
Research and development	4,618	3,837	3,650
General and administrative	12,068	9,779	5,110
Amortization of purchased intangible assets	2,117	756	—
Impairment of contract assets	—	2,000	—

Total operating expenses	26,635	23,297	14,042

Operating loss	(6,543)	(4,032)	(4,515)
Interest income	362	162	99
Interest expense	(159)	(1,933)	(1,068)
Other income (expense), net	369	(235)	18

Loss before income taxes and cumulative effect of change in accounting principle	(5,971)	(6,038)	(5,466)
Provision for income taxes	(1,382)	(959)	(63)

Loss before cumulative effect of change in accounting principle	(7,353)	(6,997)	(5,529)
Cumulative effect of change in accounting principle	—	—	(12,131)

Net loss	$(7,353)	$(6,997)	$(17,660)

Basic and diluted loss per share before cumulative effect	$(0.37)	$(0.45)	$(0.64)

Cumulative effect of change in accounting principle	$—	$—	$(1.42)

Basic and diluted net loss per share	$(0.37)	$(0.45)	$(2.06)

Weighted average basic and diluted common shares outstanding	19,630	15,466	8,578

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance, December 31, 2002	$8	$63,473	$(24,417)	$—	$39,064
Exercise of employee stock options	—	72	—	—	72
Common stock issued for services	—	319	—	—	319
Common stock issued under employee stock purchase plan	—	26	—	—	26
Private placement of common stock, net	2	12,185	—	—	12,187
Net loss	—	—	(17,660)	—	(17,660)	$(17,660)

Balance, December 31, 2003	10	76,075	(42,077)	—	34,008
Exercise of employee stock options	—	2,276	—	—	2,276
Common stock issued for assets and directors fees	—	934	—	—	934
Common stock issued under employee stock purchase plan	—	55	—	—	55
Common stock issued for acquisitions	6	77,059	—	—	77,065
Stock option plans assumed	—	8,635	—	—	8,635
Private placement of common stock, net	—	1,707	—	—	1,707
Public offering of common stock, net	3	37,426	—	—	37,429
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(322)	(322)	(322)
Net loss	—	—	(6,997)	—	(6,997)	(6,997)

Comprehensive loss	—	—	—	—	—	(7,319)

Balance, December 31, 2004	19	204,167	(49,074)	(322)	154,790
Exercise of employee stock options	—	802	—	—	802
Common stock issued for directors fees	—	330	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	101
Common stock issued for acquisition	2	27,408	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	1,933
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(2,076)	(2,076)	(2,076)
Net loss	—	—	(7,353)	—	(7,353)	(7,353)

Comprehensive loss	—	—	—	—	—	$(9,429)

Balance, December 31, 2005	$29	$333,456	$(56,427)	$(2,398)	$274,660

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flow from Operating Activities:
Net loss	$(7,353)	$(6,997)	$(17,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,433	10,822	6,806
Impairment of contract assets	—	2,000	—
Loss (gain) on sale of equipment	5	—	(18)
Expenses paid in common stock	330	333	319
Impact of cumulative effect of change in accounting principle	—	—	12,131
Loss (gain) on disposal of fixed assets	—	(24)	38
Loss on disposal of intangible assets	—	—	118
Deferred tax liability	1,105	859	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,951	(6,794)	303
Inventories and costs and estimated earnings in excess of billings	(1,487)	1,296	1,402
Other assets	1,557	(311)	(100)
Accounts payable and accrued expenses	(5,830)	1,234	1,101
Deferred revenue	334	1,717	—
Other liabilities	367	—	—

Net cash provided by operating activities	4,412	4,135	4,440

Cash Flow from Investing Activities:
Restricted cash	—	6,311	1,093
Cash paid for acquisitions, net of cash acquired	(38,678)	(14,248)	(1,293)
Additions to property and equipment	(4,435)	(2,555)	(8,195)
Additions to intangible assets	(279)	—	—
Proceeds from sale of equipment	500	—	35
Increase in other assets	—	(2,500)	(352)

Net cash used for investing activities	(42,892)	(12,992)	(8,712)

Cash Flow from Financing Activities:
Net proceeds from project financing	199	4,273	3,318
Principal payments on project financing	(260)	(17,690)	(6,877)
Principal payments on related party debt	—	(14,546)	—
Net proceeds from issuance of common stock and warrants	99,626	41,467	12,285

Net cash provided by financing activities	99,565	13,504	8,726

Effect of exchange rate changes on cash	(9)	(4)	—

Net increase in cash and cash equivalents	61,076	4,643	4,454
Cash and cash equivalents, beginning of year	11,309	6,666	2,212

Cash and cash equivalents, end of year	$72,385	$11,309	$6,666

Supplemental Cash Flow Information:
Cash paid for interest	$73	$1,688	$1,078
Cash paid for taxes	$114	$104	$—
Non-cash Transactions:
Equipment purchased under capital leases	$—	$—	$2,071
Directors fees paid in common stock	$330	$333	$300
Patents acquired for common stock	$—	$601	$19
Common stock and warrants issued in connection with acquisition	$29,343	$77,074	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. The Company’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries, after eliminations of inter-company transactions and balances.

Reverse Stock Split

On December 16, 2005, the Company’s shareholders approved a one-for-two and a half reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected after the market close on December 16, 2005. The par value of common stock remains at $0.001 per share after the reverse stock split. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value of common shares from common stock to additional paid-in capital for all periods presented. All share and per share amounts, including all common stock equivalents, have been adjusted in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, valuation of goodwill and other intangible assets, revenue recognition, income taxes, litigation and valuation of other

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

financial instruments, including warrants and stock options. Actual results could differ materially from those estimates.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications did not have an impact on net loss in any period presented.

Inventories and Suppliers

Viisage obtains certain products and services from a limited group of suppliers. Reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, Viisage may experience delays in manufacturing and shipping products and providing services to customers if it loses these sources or if supplies or services from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, the Company does not carry significant inventories of the products it purchases, and it has no guaranteed supply arrangements with its vendors. A loss of a significant supplier could delay sales and increase the Company’s costs.

Computation of Net Income (Loss) per Share

Viisage follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, where basic earnings (loss) per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted earnings (loss) per share calculations for fiscal 2005, 2004 and 2003 are as follows (in thousands, except per share data):

	2005	2004	2003
Net loss attributable to common shareholders used in basic and diluted net loss per share	$(7,353)	$(6,997)	$(17,660)

Weighted average common shares and dilutive potential common shares used in basic and diluted net loss per share	19,630	15,466	8,578

Basic and diluted net loss per share	$(0.37)	$(0.45)	$(2.06)

The diluted per share amounts do not reflect the impact of outstanding options and stock warrants of approximately 4,348,000, 2,346,000 and 1,661,000 shares at December 31, 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

Change in Accounting Principle

In 2003, Viisage adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 governs how to determine whether separate units

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

of accounting exist in a revenue arrangement with multiple deliverables and, if so, how the arrangement consideration should be allocated among separate units of accounting (see Revenue Recognition below). The consolidated statement of operations for the year ended December 31, 2003 includes a non-cash charge of $12.1 million for the cumulative effect of this change in accounting principle.

Effective October 3, 2005, the Company changed the date of its annual goodwill impairment test to October 31st. Previously, the Company performed this annual goodwill impairment test on December 31st, with the most recent test occurring on December 31, 2004. The Company determined this change in accounting principle is preferable because it will allow management additional time to complete this test and review the recoverability of goodwill.

Revenue Recognition

Historically, revenue was derived primarily from sales from the delivery of personal identification solutions to federal and state government customers, some of which are fulfilled through the delivery of hardware and software licenses, as well as providing software maintenance, technical support, training, installation and consulting services. Revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists—The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred—For Product Sales, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable—Fees are fixed or determinable if they are not subject to a refund or cancellation and do not exceed standard payment terms.

•	Collection is probable—The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Licenses of off-the-shelf versions of face recognition software;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification; and

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Revenue on these transactions is generally recognized upon passage of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is achieved. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services for such products are typically recognized as the services are performed. Software maintenance, hardware replacement, and technical support, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency, and is recognized on a gross basis where it is the prime contractor, and on a net basis where it is the subcontractor.

Many of the Company’s arrangements include multiple elements for which it applies the provisions of EITF 00-21. Such elements typically include one or more of the following: hardware, software licenses, rights to additional software products, software maintenance, hardware replacement, technical support services, training, installation and consulting services. For multiple-element arrangements including software, which do not involve significant modification or customization of the software or services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, if sufficient vendor-specific objective evidence (“VSOE”) of fair value exists for each element of the arrangement. VSOE of fair value is determined based on the price charged when each element is sold separately. If sufficient VSOE of fair value exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on VSOE of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element. If sufficient VSOE of fair value does not exist for all undelivered elements, revenue is deferred until such evidence does exist for any undelivered elements, generally maintenance and support, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

In the case of multiple-element arrangements that involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, contract accounting under SOP 97-2 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, is applied. When VSOE of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the consulting and license fees are combined and revenue is recognized on the percentage of completion basis, and the software maintenance or technical support are typically recognized ratably over the contract term.

In general, transactions which involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software, include:

•	Contracts, generally with state governments for the production of drivers’ licenses and other identification credentials, for which the Company has determined that the contract has multiple elements and where the title to equipment installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of hardware, system design, implementation, training, consumables management, maintenance and support which is accounted for as equipment and related executory services under lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP 97-2 and SOP 81-1, for which revenue is recognized on the units-of-delivery method; and

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

•	Identity solutions contracts, typically providing for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP 97-2 and SOP 81-1, and revenue is recognized on a percentage-of-completion basis using the cost-to-cost method. The Company uses the percentage-of-completion methodology to account for revenue under these contracts because a high level of certainty exists regarding expected cash flows from these contracts, and a reliable basis exists for estimating the percentage of the contract that is completed at the end of the accounting period.

Consulting, training and other similar services for such products are generally recognized along with the product component under the percentage of completion method. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, unless provided on a time and material basis, in which case revenue is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred.

For contracts for which revenue is recognized under the units-of-delivery method, costs related to the hardware element of these contracts are capitalized and are depreciated over the lesser of the contract term or the useful life, beginning when the system goes into service. The delivery of these credentials typically requires the Company to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent receipt of payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in secure credentials contracts, the Company defers revenue recognition for the system design and installation phase of such contracts, including customized software and equipment, and recognizes revenue as credentials are produced. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which the Company is designing and installing the system and are amortized over the contract term beginning when the system goes into service.

The Company’s contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing a system that the Company designs, implements and supports. The Company’s fixed pricing includes charges for the use of the system, materials, and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of secure credentials to be produced;

•	Size of the database;

•	Level of post-installation involvement that will be required of the Company; and

•	Competitive environment.

Under the percentage-of-completion method, the Company measures the percentage complete using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

reliable and meaningful measure of performance. Milestones are specific events or deliverables clearly identified in the contract and can include delivery of customized systems, installation and services as defined by the contract. When milestone measures are used, billings occur and revenue is recognized when performance milestones and customer acceptance criteria have been achieved. The Company recognizes revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis using direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Viisage records costs and estimated earnings in excess of billings under these contracts as current assets.

Cash and Cash Equivalents

The Company considers its highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2005 and 2004, the Company’s cash equivalents consisted of money market accounts.

Restricted Assets and Payable to Prime Contractor

During 2004, Integrated Biometric Technology LLC’s (“IBT”) contract with a Florida state agency was terminated and awarded to a competing firm (See Note 14 for discussion on the Company’s acquisition of IBT in 2005). IBT challenged the method by which this contract was awarded and the case was settled by requiring the competitor to utilize IBT’s equipment and to remit a fixed fee per fingerprint to IBT. IBT, as merchant of record, collects all receipts and deposits the receipts into a jointly-owned bank account by IBT and the prime contractor. As billings are rendered, receivables are recorded as restricted assets and a payable to the prime contractor in an equal amount is recorded. Cash collected on the prime contractor’s behalf and remaining in IBT’s account is recorded as a component of restricted assets with an offsetting payable to the contractor, which is included in payable to prime contractor. The restricted cash and receivables, included in restricted assets, were as follows (in thousands):

December 31, 2005
Restricted cash	$36
Restricted accounts receivable	392

Total restricted assets	$428

Payable to prime contractor	$428

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including, accounts receivable, accounts payable, project financing and related party notes approximate fair values.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash equivalents and accounts receivable. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments. The majority of the Company’s cash and cash equivalents are held at one financial institution.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Accounts receivable include amounts owed by geographically dispersed customers. No collateral is required. Accounts receivable are not sold or factored. Accounts receivable are principally due from government agencies and contractors to government agencies under long-term contracts. Billings rendered in connection with work performed are in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided. As of December 31, 2005 and 2004, management determined that no allowance for doubtful accounts was necessary.

For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of consolidated revenue which was reported in the Company’s advanced technology identity solutions segment, and the accounts receivable balance from this customer totaled approximately $4.4 million. For the year ended December 31, 2004, Telos Corporation (U.S. Department of Defense) accounted for 15.0% of the Company’s revenue and U.S. Department of State accounted for 16.0% of the Company’s revenue. As of December 31, 2004, the accounts receivable from these customers were approximately $3.9 million and $2.6 million, respectively. For the year ended December 31, 2003, Pennsylvania Department of Transportation accounted for 13.5% of the Company’s revenue and Illinois Secretary of State accounted for 13.1% of the Company’s revenue.

Inventories and Other Costs and Estimated Earnings in Excess of Billings

Inventories are stated at the lower of cost or net realizable value, net of a reserve for obsolete and slow moving items. Viisage uses the first-in, first-out (“FIFO”) method to determine costs of inventories. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items and records adjustments to cost of revenues. Costs and estimated earnings in excess of billings consist of the measurement of work performed on milestone projects based on the costs incurred and not yet billed.

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases or in acquisitions. Depreciation and amortization are calculated using the straight-line methods over the estimated useful lives of the related assets, typically 3 to 7 years.

System assets related to the hardware and customized software elements of Viisage’s drivers’ license contracts are depreciated over the lesser of the useful life or related contract terms using the straight-line method beginning when the system goes into service. The straight line method approximates the ratio that current gross revenues for the contract bear to the total of current and anticipated future gross revenues for that contract in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets primarily consist of completed technology, patents, customer contracts and lists and other assets primarily arising from the acquisition of a business or business assets. These intangible assets are primarily amortized using the straight-line method over their estimated useful lives of 5 to 17 years. The acquired contracts attributable to the Company’s purchase of IBT are being amortized on an accelerated basis consistent with the timing of expected cash flows of this asset. Intangible assets as of December 31, 2005 and 2004 consist of the following (in thousands):

	December 31,		Weighted Average Useful Life
	2005	2004
Gross carrying amount:
Customer contracts, lists and relationships	$20,789	$17,528	5 years
Completed technology	12,164	10,059	5 years
Patents and other intellectual property	3,077	2,392	5 years
Other items	2,078	640	2 years

Total intangible assets	38,108	30,619

Accumulated amortization:
Customer contracts, lists and relationships	(6,562)	(2,907)
Completed technology	(2,040)	(800)
Patents and other intellectual property	(1,270)	(797)
Other items	(949)	(69)

Total accumulated amortization	(10,821)	(4,573)

Intangible assets, net	$27,287	$26,046

Amortization expense related to intangible assets was $6.1 million, $4.3 million and $526,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization of Viisage’s intangible assets as of December 31, 2005, for the next five fiscal years is as follows (in thousands):

Estimated amortization expense:
For the year ended December 31, 2006	$6,956
For the year ended December 31, 2007	6,533
For the year ended December 31, 2008	5,661
For the year ended December 31, 2009	2,462
For the year ended December 31, 2010	1,946

Goodwill

Viisage follows SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performed the initial step by comparing the Company’s fair market value of the reporting units as determined by considering a number of factors, including an independent valuation that assessed the fair value of the Company based on a comparison of

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

the Company to comparable companies using the guideline company method and comparable transaction method. Viisage also considered future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, Viisage determined the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as an impairment charge. A rollforward of goodwill for the year ended December 31, 2005 is as follows (in thousands):

Goodwill at December 31, 2004	$93,507
Goodwill from acquisitions in 2005	60,202
Adjustment to goodwill of 2004 acquisition	118
Impact of foreign currency translation	(1,603)

Goodwill at December 31, 2005	$152,224

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

In 2004, the Company recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with its contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of the Company’s competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between Viisage and the state that would have provided Viisage with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of future cash flows from this settlement to support the book value of certain system assets installed, the Company identified $2.2 million of assets deployed within the state that it deemed would have no alternative use. The Company reduced the recorded value of these assets to their estimated fair value of approximately $200,000 based on the Company’s estimate of realizable value from liquidation of these assets. Viisage also evaluated for impairment the remaining $2.9 million in assets being retained by Viisage from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. Based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that Viisage is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, the Company would be required to take a further charge to earnings.

Research and Development Costs

Research and development costs are charged to expense as incurred. In addition, for the years ended December 31, 2005, 2004 and 2003 the Company has time and materials contracts to perform services that result

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

in conceptual formulation, design or testing of possible product or process alternatives recorded as an operating expense offset under the requirements of SFAS No. 68, Research and Development Arrangements. The Company received funding of $600,000 and $800,000 for the years ended December 31, 2005 and 2004, respectively. There were no such arrangements in 2003. The government generally obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its research and development efforts.

In addition, the Company has time and materials contracts which meet the criteria for revenue recognition. The Company recognized revenue of $1.0 million, $1.0 million and $2.5 million related to these contracts during 2005, 2004 and 2003, respectively.

Software Costs

The Company reviews software development costs incurred in accordance with the provisions of SFAS No. 86, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. For the years ended December 31, 2005 and 2004, the Company capitalized $161,000 and $295,000, respectively, in software development costs, which is being amortized over three years. For the year ended December 31, 2003 the Company did not capitalize any software development costs because development costs incurred subsequent to the establishment of technological feasibility were not material. Viisage recorded amortization expense of $102,000, $85,000 and $69,000 related to these assets in fiscal 2005, 2004 and 2003, respectively.

Costs related to software developed for internal use are expensed as incurred until the application development stage has been reached pursuant to the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs for externally purchased software are capitalized and depreciated over their estimated useful life not to exceed five years.

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

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports accumulated other comprehensive loss in its consolidated balance sheets. Comprehensive loss includes net loss and other comprehensive loss, which includes current period foreign currency translation adjustments in accordance with SFAS No. 52, Foreign Currency Translation of $2.1 million and $322,000 for the years ended December 31, 2005 and 2004, respectively. The Company had $2.4 million of accumulated other comprehensive loss as of December 31, 2005. There were no components of comprehensive loss for the year ended December 31, 2003 other than the Company’s net loss.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, established a fair value based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative under SFAS No. 123 for its employee stock-based compensation awards, which requires disclosure of the pro forma effects on net loss and net loss per share as if SFAS No. 123 had been adopted as well as certain other information.

A reconciliation of net loss as reported to pro-forma net loss and a presentation of per share amounts follows (in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(7,353)	$(6,997)	$(17,660)
Add: stock based employee compensation expense included in reported net loss, net of tax	34	21	—

Deduct: total stock based employee compensation determined under fair value based method for all awards, net of tax	(2,538)	(3,360)	(3,038)

Pro forma net loss	$(9,857)	$(10,336)	$(20,698)

Net loss per share:
Basic and diluted, as reported	$(0.37)	$(0.45)	$(2.06)
Basic and diluted, pro forma	$(0.50)	$(0.67)	$(2.41)

Foreign Currency Translation

Assets and liabilities of the Company’s operations in Germany are denominated in euros and are translated into U.S. dollars at exchange rates as of the date of the consolidated balance sheets. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the period. The Company did not have operations in Germany during 2003. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are accumulated in other comprehensive loss which is included as a separate component in shareholders’ equity in accordance with SFAS No. 130.

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. Other income (expense) included a gain of approximately $369,000 and a loss of approximately $235,000 for the years ended December 31, 2005 and 2004, respectively, and was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases made in those years, net of any hedging transactions.

Advertising Costs

Advertising costs are charged to expense as incurred and consist of costs of producing advertising and sales-related collateral materials. Advertising expense for the years ended December 31, 2005, 2004 and 2003 were $76,000, $11,000 and $10,000, respectively.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, Inventory Costs, An Amendment of ARB 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. The Company is required to adopt SFAS No. 151 on January 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows, and will be effective in the Company’s first quarter of fiscal 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants or the discounts the Company provides under its employee stock purchase plans. Accordingly, the adoption of SFAS No. 123R’s fair value method will significantly increase the Company’s recognized employee compensation expense, thereby reducing results of operations and earnings per share. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the market value and the amount of share-based awards granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future.

In December, 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have an immediate material effect on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the provisions of SFAS No. 155 and does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

Debt

In May 2003 the Company entered into a loan agreement with Lau Technologies (“Lau”), a significant shareholder of Viisage, which provided for four term notes aggregating $7.3 million but not to exceed an outstanding principal balance of $7.0 million at any point in time. Two of these term notes, in the amounts of approximately $1.6 million and $287,000, replaced existing system finance lease obligations the Company had with a commercial leasing organization. These finance lease obligations were paid in full with the proceeds of the two new term notes. The remaining two new term notes with borrowing limits of $3.0 million and $2.5 million, were additional financing related to two new state contracts. All four new term notes bore interest at a rate of 8.5%. The Company believes that the terms of this loan agreement were the same as the terms that would have been provided by an unaffiliated lender. The obligations under this loan agreement were paid in full during 2004 and the agreement terminated. Interest expense related to these term notes was $262,000 for the year ended December 31, 2004. (See Note 6).

Other

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company pays Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $69,000, $101,000 and $184,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Viisage provided administrative services for Lau for an annual fee of approximately $19,000 and $109,000 for the years ended December 31, 2004 and 2003, respectively. No administrative services were provided in 2005.

In 2003, the Company paid Lau $725,000 in fees under a use and occupancy agreement which required the Company to pay its proportionate share of the cost of shared facilities and office services including rent, insurance, property taxes, utilities and other operating expenses, based on square footage or equipment utilized. This agreement was terminated in January 2004.

There are no outstanding balances due to or from Lau in the accompanying consolidated balance sheets.

In connection with the purchase of the business of Lau Security Systems, the Company entered into consulting agreements with Denis K. Berube, Executive Vice President and Chief Operating Officer of Lau and the then current Chairman of the Viisage Board of Directors, and Joanna Lau, President and Chief Executive Officer of Lau and the spouse of Mr. Berube. Under the consulting agreements, each of Mr. Berube and Ms. Lau

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

will receive annual compensation of $125,000. Each agreement terminates at the earlier of January 10, 2012 or commencement of the consultant’s full-time employment elsewhere.

In connection with the acquisition of Trans Digital Technologies Corporation (“TDT”) in February 2004, the Company issued a promissory note to B.G. Beck, the former President and Chief Executive Officer of TDT and Vice Chairman of the Viisage Board, in the amount of $15.3 million, which bore interest at an annual rate of 8.5% and was secured by some of TDT’s assets. This note was repaid in full during 2004.

In connection with the acquisition of TDT, the Company also entered into a consulting agreement with Mr. Beck. Under the agreement, Mr. Beck receives annual compensation of $300,000 for two years, provided that Mr. Beck devotes his full business time to developing business opportunities for Viisage. The consulting agreement will terminate in April 2006.

In December 2005, Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners, LLC (“L-1”), completed a $100 million investment in and became the beneficial owner of more than 5% of Viisage’s outstanding common stock. In accordance with the terms of the investment agreement, Viisage issued to Aston warrants to purchase an aggregate of 1,600,000 shares of Viisage common stock at an exercise price of $13.75 per share. Following the consummation of the Aston investment, Robert LaPenta, the founder and chief executive officer of L-1, became the chairman of Viisage’s board of directors.

In connection with the acquisition of Integrated Biometric Technology in December 2005, Viisage issued warrants to purchase 440,000 shares of Viisage common stock with an exercise price of $13.75 per share to L-1 for strategic advice, due diligence and other services relating to the acquisition, of which 280,000 vested immediately and 160,000 vest upon IBT meeting specified levels of operating performance. The value of the warrants was approximately $1.9 million and was recorded as a direct cost of the acquisition.

From time to time, L-1 may perform services for the Company. The nature, terms and compensation arrangements, if any, have not been determined and are subject to review and approval of the board of directors the Company.

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

4. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	December 31,		Weighted Average Useful Life
	2005	2004
System assets held under capital leases	$151	$250	5 years
System assets	54,407	51,216	5 years
Computer and office equipment	5,882	3,269	5 years
Leasehold improvements	199	147	5 years

	60,639	54,882

Less accumulated depreciation	41,144	34,965

	$19,495	$19,917

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Included in system assets at December 31, 2004 are $500,000 of assets held for sale to Georgia related to the state’s agreement to purchase certain assets pursuant to a portion of the settlement agreement between Viisage and the state which was upheld by the Georgia court in its summary judgment ruling. In the first quarter of 2005 the Company received the full payment of $500,000 from the state for these assets. Also included in system assets at December 31, 2005 and 2004 is approximately $2.9 million of system assets remaining from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. The Company has evaluated these assets for impairment and, based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While the Company believes it can utilize these assets either in Georgia, if it wins the new contract, or on alternative projects, to the extent that it is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with the state regarding these assets, the Company would be required to take a further charge to earnings. In 2004, the Company recorded a $2.0 million impairment charge related to certain assets deployed within the state deemed to have no alternative use. (See Note 2 and Note 8).

Depreciation expense on fixed assets for the years ended December 31, 2005, 2004 and 2003 was approximately $6.3 million, $6.6 million and $6.3 million, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable and accrued accounts payable	$8,822	$11,457
Accrued payroll and related	1,816	1,817
Other accrued expenses	746	2,005

	$11,384	$15,279

6. LONG TERM DEBT AND PROJECT FINANCING ARRANGEMENTS

During 2004, the Company repaid in full its $4.3 million debt obligation to Lau. During 2004, Viisage repaid in full a $15.3 million promissory note that it had issued to Buddy Beck, a director of Viisage and the former sole shareholder of TDT in connection with its acquisition of TDT, including $14.5 million in cash and the remaining $0.8 million as an offset against a purchase price reduction negotiated as part of the acquisition of TDT. In addition, in 2004 Viisage repaid $7.7 million representing the outstanding principal balance under its loan agreement with Commerce Bank and Trust Company which was subsequently terminated.

In December 2004, Viisage entered into a Loan and Security Agreement (the “Loan Agreement”) with Citizens Bank of Massachusetts (“Citizens”), and subsequently amended the Loan Agreement at various dates in 2005 to modify the financial covenants and make certain other changes. The Loan Agreement permits Viisage to borrow up to $25,000,000, subject to certain financial covenants which may restrict the amounts borrowed. As of December 31, 2005, the Company estimates that the amount available to the Company under the Loan and Security Agreement was approximately $16.1 million based on the financial covenants. Any amounts borrowed under the Loan Agreement bear interest at the rate of the Bank’s prime rate minus 0.25% or the London Interbank Offered Rate (“LIBOR”) plus 2.5%, at Viisage’s option, and must be repaid on or before May 30,

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

2007. As of December 31, 2005 there are no borrowings outstanding under the Loan Agreement. In accordance with the Loan Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and its subsidiaries. As of December 31, 2005, Viisage was in compliance with the financial covenants of the Loan Agreement. The Company has $2.3 million in outstanding letters of credit which represent commitments outstanding under the Loan Agreement and thus are subject to its financial covenants. If the Company does not remain in compliance with such covenants, Citizens could refuse to lend funds to the Company and could require immediate repayment of any amounts outstanding at the time that the Company is not in compliance with such covenants.

In April 2003 the Company entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of its suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. As of December 31, 2005, the Company had outstanding approximately $148,000 under these arrangements. The interest rates on these capital leases range between 6% and 8% and are fixed. The terms of these leases range from 12 months to 60 months. In June 2005 the Company entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2005, Viisage had outstanding approximately $221,000 under this arrangement.

Approximate future minimum lease payments under project financing capital leases are as follows:

Year Ending December 31, (in thousands):
2006	$177
2007	157
2008	69

Total minimum payments	403
Less interest portion	34

Present value of net minimum lease payments	369
Less current portion	154

Long-term portion	$215

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under noncancellable operating leases. Rental expense for operating leases for the years 2005, 2004, and 2003 was approximately $810,000, $1.2 million and $1.4 million, respectively.

At December 31, 2005, approximate future minimum rentals under the operating leases, are as follows (in thousands):

Operating Leases
Year Ending December 31,:
2006	$540
2007	478
2008	497
2009	45

$1,560

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Foreign Currency Hedges

As of December 31, 2005, the Company had committed to two foreign currency forward contracts to purchase approximately 46,450,000 Japanese Yen for approximately $403,000. The fair value of these contracts at December 31, 2005 was approximately $396,000. All of these contracts have been settled subsequent to year end.

Employment Agreements

The Company has employment agreements with certain individuals that provide for up to two years of severance payments as a result of early termination without cause. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

8. LITIGATION

In December 2004, the superior court for Fulton County, Georgia granted summary judgment in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by Digimarc ID Systems, LLC in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. In July 2003, the court had issued a preliminary injunction prohibiting DMVS from continuing to work with Viisage to install the State’s new drivers’ license system. In July 2004, Viisage reached a settlement agreement with the State pursuant to which the Department of Motor Vehicle Safety terminated the contract for convenience and agreed to pay the Company $2.0 million in cash and the State agreed to purchase certain equipment from the Company for $500,000. In its December 2004 ruling, the Georgia court authorized DMVS to issue a new request for proposals for a digital drivers’ license system, but disallowed the $2.0 million cash payment described above. Without this payment, Viisage believes either that the settlement agreement with DMVS is not effective and that the Company’s contract with DMVS remains in place, or that Viisage’s initial claim for an $8.2 million settlement payment is revived. The State has paid the $500,000 for the equipment and the Company appealed the disallowance of the $2.0 million settlement payment. In May 2005, the Georgia Supreme Court voted not to hear the Company’s appeal of the summary judgment ruling on procedural grounds. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, Viisage has identified $2.2 million of assets deployed within the state that it has deemed to have no alternative use. The Company reduced the recorded value of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on the Company’s estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. Viisage also has evaluated for impairment the remaining $2.9 million in assets being retained by Viisage from the Georgia contract. These consist of approximately $1.1 million of assets that the Company anticipates using in Georgia if it wins the contract based on the new request for proposals, approximately $150,000 of assets that the Company anticipates could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting the Company’s central production facility in Georgia. Based upon its current probability-weighted estimate of cash flows, the Company has determined that these assets are not currently impaired. While Viisage believes it can utilize these assets either in Georgia, if Viisage wins the new contract, or on alternative projects, to the extent that Viisage is unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, Viisage would be required to take a further impairment charge.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of the Company’s Board of Directors. These lawsuits have been consolidated into one action. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

securities laws by Viisage and certain of its officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If Viisage is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. It is possible that the Company’s insurance policies either may not cover potential claims of this type or may not be adequate to indemnify Viisage and its officers and directors for all liability that may be imposed. While the Company believes that the allegations and claims made in these lawsuits are wholly without merit and intends to defend the actions vigorously, Viisage cannot be certain that it will be successful in this litigation. If the Company is unsuccessful in the litigation, the Company may be required to pay material amounts which could adversely impact its financial position, results of operations and cash flows.

In September 2003, SecuriMetrics, Inc., a wholly-owned subsidiary of Viisage since February 2006 (see Note 15), commenced an action in the United States District Court for the District of New Jersey against Iridian Technologies, Inc. to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian has asserted counterclaims alleging that SecuriMetrics is in breach of or default under certain provisions of such license agreements. The Company believes that the allegations and claims made by Iridian in this lawsuit are wholly without merit and intends to defend the action vigorously. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could adversely affect its iris recognition business.

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

9. RETIREMENT BENEFITS

The Company established the Viisage 401(k) plan on January 1, 2003. The plan permits pretax contributions by participants of up to 90% of eligible compensation up to the annual IRS dollar limit. The Company may make discretionary contributions to the plan, subject to certain limitations. Participants are fully vested in their contributions and vest 25% per year in employer contributions. Costs for this plan amounted to approximately $246,000, $-0-, and $182,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

10. INCOME TAXES

The deferred income tax provision in 2005 and 2004 includes approximately $1.1 million and $859,000, respectively, to record the deferred tax liability related to amortization of tax deductible goodwill for which the period over which the related timing difference will reverse is indefinite. These deferred tax liabilities cannot be used to offset deductible temporary differences that create deferred tax assets in determining the valuation

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

allowance. In 2005, the Company acquired IBT in a transaction partially accounted for as an asset purchase for tax purposes. In 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. These transactions resulted in future tax deductible amortization expense of the related goodwill for tax purposes. There was no provision for Federal income taxes for the year ended December 31, 2003 due to the net losses in that year.

State income tax expense for the years ended December 31, 2005, 2004 and 2003 was $274,000, $100,000 and $63,000, respectively. A reconciliation of the federal statutory rate to Viisage’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.6)	(6.0)	(6.0)
Permanent items	2.3	—	—
Valuation allowance recorded	59.4	55.9	41.2

Effective tax rate	23.1%	15.9%	1.2%

The components and approximate tax effects of the Company’s deferred tax assets and liabilities as of December 31, 2005, and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards for tax purposes	$21,786	$18,678
Property, plant and equipment	(4,483)	1,036
Intangibles	2,672	—
Accruals and other reserves	536	176
Goodwill	(1,964)	(859)
Tax credits	1,449	—

Net deferred tax asset before valuation allowance	19,996	19,031
Valuation allowance	(21,960)	(19,890)

Net deferred tax liability	$(1,964)	$(859)

Due to the uncertainty surrounding the realization of the net deferred tax asset as a result of the recurring and cumulative losses from operations, the Company has provided a full valuation allowance against its net deferred tax assets.

At December 31, 2005, the Company has available estimated net operating loss carryforwards for federal tax purposes of approximately $50.4 million to reduce, subject to certain limitations, future income taxes. These carryforwards expire from 2012 through 2025 and are subject to review and possible adjustment by the Internal Revenue Service.

11. SHAREHOLDERS’ EQUITY

Stock Option Plans

Under the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the “ Option Plans”), the Board of Directors may grant incentive and nonqualified stock options to employees and officers and

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to the Company’s eligible employees, officers and directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. Options granted to date to directors vest either immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in some cases, earlier if certain performance criteria are met. All options granted under the Option Plans and the 2005 Plan expire ten years from the date of grant. The Company has granted restricted shares under the 2005 Plan to certain officers and key employees of the Company. These restricted shares vest ratably over a period of four years.

In fiscal year 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for Directors Plan (the “Stock in Lieu Plan”) to compensate the non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 320,000 shares of Viisage common stock.

During 2005, 2004 and 2003, each non-employee member of the Company’s Board of Directors serving for a full year received $60,000 of compensation in a combination of cash and stock. For each year an aggregate of 20,253, 24,410 and 31,495 shares of common stock, respectively, was issued. The fair market value of the common stock on the grant date was approximately $330,000, $333,000 and $300,000 for the years ended December 31, 2005, 2004 and 2003 and was charged to expense during each year then ended. In addition, the Company issued options to purchase an aggregate of 28,000, 28,000 and 24,000 shares of common stock to each non-employee member of the Board of Directors serving for a full year during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company has reserved 2,400,000 shares of common stock for issuance under the 1996 Management Stock Option Plan, of which 969,244 shares are available for future grants. The Company has reserved 2,000,000 shares of common stock for issuance under the 2005 Plan, of which 1,862,477 shares are available for future grants. The Company had reserved 430,646 shares of common stock for issuance under the 1996 Director Stock Option Plan, prior to its expiration in 2005.

As part of the ZN Vision Technologies AG acquisition, the Company agreed to assume ZN’s employee share option plan and accordingly has reserved 1,138,546 shares of Viisage common stock for future issuance to participants in this plan. The options under this plan were fully vested prior to the close of the transaction.

As part of the Imaging Automation, Inc. (“iA”) acquisition, the Company issued fully vested stock options effective as of the close of the transaction to assume iA’s employee stock option plans and accordingly has reserved 226,108 shares of Viisage common stock for issuance to the plans’ participants.

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

A summary of stock option activity under the Option Plans and the 2005 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding, December 31, 2002	1,027,998	$2.10 - $31.25	$11.80
Granted	425,400	9.08 - 11.75	10.38
Exercised	(13,265)	2.35 - 9.98	4.78
Forfeited	(104,701)	5.63 - 30.63	15.30

Options outstanding, December 31, 2003	1,335,432	2.10 - 31.25	11.05
Granted/assumed	1,119,560	0.03 - 33.13	6.45
Exercised	(366,412)	0.03 - 15.75	6.20
Forfeited	(67,202)	4.69 - 30.63	14.18

Options outstanding, December 31, 2004	2,021,378	0.03 - 33.13	9.30
Granted	653,971	6.84 - 17.83	11.23
Exercised	(194,806)	2.11 - 12.60	4.17
Forfeited	(184,521)	9.80 - 17.65	15.01

Options outstanding, December 31, 2005	2,296,022	$0.03 - 33.13	$9.97

The following table summarizes information about outstanding options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Of Shares	Weighted Average Exercise Price Per Share
$ 0.03 - $ 4.70	453,395	7.65 years	$0.14	453,395	$0.14
5.62 - 10.10	706,993	6.53 years	8.50	513,427	8.53
11.10 - 18.12	1,051,084	8.78 years	13.62	282,950	14.66
19.50 - 33.13	84,550	4.06 years	31.19	72,550	30.86

$ 0.03 - $33.13	2,296,022		$9.97	1,322,322	$8.19

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average assumptions used are as follows:

	2005	2004	2003
Risk free interest rate	4.29%	4.26%	4.0 -5.0%
Expected dividend yield	—	—	—
Expected lives	6.3 years	10 years	3 -10 years
Expected volatility	110%	85%	80%
Fair value of options granted	$12.07	$14.28	$8.80

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 136,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower of 85% of the

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

closing price on the first or last day of periods defined in the plan. Under the plan, the Company issued 11,857 shares, 5,243 shares, and 5,020 shares in the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, 15,633 shares are available for future issuance under the plan, and options to purchase 11,219 shares of common stock at $9.95 per share were vested under the plan.

Common Stock and Warrants

On December 16, 2005, in accordance with the terms of the Investment Agreement between Viisage and L-1 Investment Partners LLC (“L-1”) dated October 5, 2005, Viisage (i) issued and sold to Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1, 7,619,047 shares of Viisage common stock at $13.125 per share and (ii) issued to Aston warrants to purchase an aggregate of 1,600,000 shares of Viisage common stock at an exercise price of $13.75 per share. The sale of the shares resulted in aggregate gross proceeds to Viisage of $100 million, and net cash to Viisage of $63.8 million after the $35 million payment to Aston for Aston’s ownership interest in Integrated Biometric Technology LLC (“IBT”) and transaction costs (See Note 14 for discussion of the Company’s acquisition of IBT). No underwriting commissions were paid in connection with the sale. The warrants are exercisable until December 16, 2008, subject to the following vesting provisions: warrants to purchase (i) 1,280,000 shares of Viisage common stock will vest on a pro rata basis when and if acquisitions involving the payment of aggregate consideration of $125 million are consummated; (ii) 213,333 shares of Viisage common stock will vest when and if Viisage’s gross revenues for any four consecutive quarters are equal to or greater than $200 million; and (iii) 106,667 shares of Viisage common stock will vest when and if Viisage’s gross revenues for any four consecutive quarters are equal to or greater than $300 million. The Company has accounted for the common stock and warrants in accordance with Topic D-98 and EITF 00-19, respectively. At December 31, 2005, 614,400 of the shares related to the acquisition warrants were vested in accordance with their terms. The shares of common stock and warrants were sold to Aston in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The pending merger with Identix (See Note 15) does not constitute a change of control as defined in the warrants, so the warrants are not required to be exercised prior to completion of the Identix merger. The estimated value of the warrants issued to Aston was approximately $5.5 million, and has been reflected in additional paid-in capital.

On December 16, 2005, upon the completion of the acquisition of IBT as described in more detail in Note 14, Viisage issued warrants to purchase 440,000 shares of Viisage common stock with an exercise price of $13.75 per share to L-1 for strategic advice, due diligence and other services relating to the acquisition. Warrants to purchase 280,000 of the shares were fully vested upon closing the IBT acquisition and are exercisable until December 16, 2008. If during any of 2006, 2007 or 2008, IBT generates earnings before interest, taxes, depreciation and amortization of $6 million or more, the remaining warrants to purchase 160,000 shares of Viisage common stock will vest. These warrants have a term of three years from the date of such vesting, if any. The estimated value of the vested warrants was approximately $1.9 million and has been reflected as a direct cost of the acquisition and included in paid-in capital. The remaining warrants will be valued as they vest and will be included in the purchase price of IBT.

At December 31, 2005 the Company had outstanding warrants which can be converted into 12,000 shares of common stock, at an exercise price of $26.975 per share. These warrants expire on November 6, 2006. An additional 312,987 warrants expired in 2005 without being exercised.

On September 8, 2003, the Company sold an aggregate of 1,407,001 shares of its common stock at a purchase price of $9.4375 per share in a private sale to institutional investors. The gross proceeds were approximately $13.2 million before investment fees and related expenses of approximately $1.0 million. In addition, on January 27, 2004, the Company sold an additional 182,402 shares of its common stock at $9.4375

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

per share for proceeds of $1.7 million in a private sale to the same institutional investors following the closing of the ZN acquisition. (See Note 14).

On August 4, 2004, the Company sold an aggregate of 2,923,866 shares of its common stock at a purchase price of $13.75 per share in an underwritten public offering. The net proceeds from this offering, after underwriting discounts and commissions and offering expenses, were approximately $37.4 million.

12. SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company follows SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. Effective with the acquisition of IBT in December 2005, the Company’s business operates in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment, and categorizes product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Company’s fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening.

During fiscal years 2004 and 2003, the Company operated in a single segment, the advanced technology identity solutions segment, and thus all revenues and the entire operating loss was generated from that segment. Operating results by segment for fiscal year 2005 are as follows (in thousands):

	Revenue	Operating Income (Loss)	Total Assets
Market segment:
Advanced technology identity solutions	$65,603	$(7,368)	$226,827
Fingerprint products and services	621	15	67,281

Totals	$66,224	$(7,353)	$294,108

Revenues by market for fiscal years 2005, 2004 and 2003 are disclosed in the following table (in thousands):

	2005	2004	2003
State and Local	$37,683	$40,916	$34,064
Federal	25,300	25,760	2,561
Commercial/Emerging Markets	3,241	790	746

	$66,224	$67,466	$37,371

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

The Company’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily composed of revenues from customers in the United States. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	2005	2004	2003
Revenue
United States	$60,267	$65,023	$36,571
Rest of World	5,957	2,443	800

	$66,224	$67,466	$37,371

Total Assets
United States	$266,002	$147,204
Germany	28,106	28,425

	$294,108	$175,629

Goodwill
United States	$130,367	$70,047
Germany	21,857	23,460

	$152,224	$93,507

For the years ended December 31, 2005, 2004 and 2003, $6.0 million, $2.4 million and $800,000 was earned from export sales, respectively. The Company did not have significant international sales to individual countries in any year presented.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2005 and 2004 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2005
Revenues	$16,810	$20,149	$14,306	$14,959
Gross margin	$5,770	$6,610	$4,228	$3,484
Net loss	$(1,642)	$(505)	$(2,108)	$(3,098)
Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.11)	$(0.15)

For the Year Ended December 31, 2004
Revenues	$12,259	$16,276	$19,907	$19,024
Gross margin	$3,353	$4,969	$5,507	$5,436
Net income (loss)	$(1,632)	$(317)	$198	$(5,246)
Basic and diluted net income (loss) per share	$(0.13)	$(0.02)	$0.01	$(0.28)

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

14. ACQUISITIONS

2005 Acquisitions

As discussed in Note 11 above, on October 5, 2005, Viisage entered into an investment agreement (the “Investment Agreement”) with L-1 providing for the issuance and sale of Viisage common stock and warrants to L-1 in the amount of $100 million, subject to Viisage stockholder approval. L-1 subsequently assigned its rights and obligations under the Investment Agreement to Aston, an affiliate of L-1. The Investment Agreement requires that $85 million of the investment proceeds be used for acquisitions.

On November 4, 2005, L-1 entered into a membership interest purchase agreement (the “Membership Interest Purchase Agreement”) with Integrated Biometric Technology, Inc. (“IBT Parent”), its wholly-owned subsidiary, Integrated Biometric Technology LLC (“IBT”), and the stockholders of IBT Parent to acquire 60% of the outstanding membership interests of IBT for $35 million in cash and to acquire the remaining 40% on or before January 30, 2006 for an additional $25 million. L-1 subsequently assigned its rights and obligations under the Membership Interest Purchase Agreement to Aston.

On November 15, 2005, Viisage entered into an assignment and assumption agreement (the “Assignment Agreement”) with Aston under which Viisage agreed to pay $35 million to Aston for its previously acquired 60% interest in IBT, subject to the consummation of the Aston investment in Viisage and customary closing conditions. Also on November 15, 2005, Viisage entered into an agreement and plan of merger (the “IBT Merger Agreement”) with IBT Parent, IBT and the stockholders of IBT Parent under which Viisage agreed to issue to the stockholders of IBT Parent shares of common stock of Viisage, in the amounts and on the terms described below, for all of the outstanding capital stock of IBT Parent. The only asset of IBT Parent at the time of the merger was the 40% interest in IBT not previously acquired by Aston.

On December 16, 2005, the Viisage stockholders approved the transactions contemplated by the Investment Agreement, and in accordance with the terms of the Assignment Agreement, Viisage completed the purchase of 60% of the outstanding membership interests of IBT from Aston for $35 million in cash. Also on December 16, 2005, in accordance with the terms of the IBT Merger Agreement, all of the outstanding capital stock of IBT Parent was exchanged for 2,000,000 shares of common stock of Viisage, valued at approximately $27.4 million, and IBT Parent was merged with and into a subsidiary of Viisage, which resulted in IBT Parent becoming a wholly-owned subsidiary of Viisage. As a result of the two transactions, Viisage acquired 100% of the outstanding membership interests of IBT, and IBT is a wholly owned subsidiary of Viisage. In connection with this transaction, the Company also assumed liabilities of approximately $3.4 million, incurred transaction costs of approximately $248,000, and issued warrants to purchase 440,000 shares of Viisage common stock with an exercise price of $13.75 per share to L-1 for strategic advice, due diligence and other services relating to the acquisition, of which 280,000 vested immediately and 160,000 vest upon IBT meeting specified levels of operating performance. The vested warrants were valued at approximately $1.9 million, and have been included in the purchase price of IBT. The remaining warrants will be valued as they vest and will also be included in the purchase price of IBT.

The merger agreement provides that the stockholders of IBT Parent are eligible to receive from Viisage additional consideration for each share of Viisage common stock issued in the merger, equal to the amount, if any, by which $12.50 (or $17.50 in the event that defined revenues of IBT for the year ended December 31, 2006 exceed $75 million) exceeds the average of the closing bid prices of Viisage common stock during the month of February 2007, as reported on the NASDAQ Stock Market, in each case as adjusted for any stock splits. Any difference will be paid in additional shares of Viisage common stock, provided that if the average of the closing bid prices for Viisage common stock during the month of February 2007 is less than $6.25, the difference to be

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

paid will be determined as if the average price were $6.25, and any additional consideration will be recorded as additional purchase price.

The Company acquired IBT because management and the board of directors believe that IBT operates in a high growth business that complements and expands the Company’s customer base and capabilities. In addition, IBT is one of the companies with a demonstrated national capability to install and operate systems to collect, process and distribute fingerprints for large scale government initiatives.

The unaudited pro forma operating data are presented as if the acquisition of IBT had occurred on January 1, 2004. The unaudited pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Viisage and IBT been operating as a combined entity for the periods presented. The unaudited pro forma revenue, loss and loss per share information for the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004
Revenues	$78,326	$68,870
Net loss	$(8,413)	$(9,533)
Basic and diluted net loss per share	$(0.35)	$(0.47)

On December 13, 2005, Viisage acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies for $4 million in cash, including $35,000 of assumed liabilities. The purchase price has been allocated to net assets acquired based on their estimated fair values.

The results of operations of IBT and AutoTest have been included in the consolidated financial statements from the respective dates of acquisition and reflect amortization of acquired intangibles of approximately $48,000 and $17,000 for IBT and AutoTest, respectively. The preliminary allocation of the purchase price for IBT and AutoTest, is as follows (in thousands):

	IBT	AutoTest
Current assets	$2,521	$—
Property and equipment	1,924	6
Identified intangible assets	5,220	2,163
Goodwill	58,371	1,831

	$68,036	$4,000

The purchase price allocation is preliminary. The Company is finalizing its valuation for the IBT and AutoTest tangible and intangible assets; accordingly, adjustments may be made to the fair value of assets and liabilities accrued. The difference between the final and preliminary purchase price allocations, if any, are not expected to have a material effect on the Company’s financial position or results of operations. Additional adjustment to the purchase price and goodwill may also result from the resolution of contingent consideration and any purchase price adjustments based on net assets acquired. Identifiable intangible assets acquired in connection with the acquisitions of IBT and AutoTest consist primarily of completed technology, acquired contracts, and tradenames. The acquired contracts intangible asset attributable to the IBT transaction is being

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

amortized on an accelerated basis commensurate with the related expected cash flows of IBT. Approximately 60% of the goodwill attributable to the IBT acquisition and all of the goodwill related to the AutoTest acquisition is deductible for tax purposes. Other intangible assets are amortized using the straight-line method over their estimated useful lives, as follows (in thousands):

	December 31, 2005	Estimated Useful Life
Gross carrying amount:
Completed technology	$3,022	3-6 years
Customer contracts, lists and relationships	3,861	5-6 years
Other items	500	4 years

Total identified intangible assets from 2005 acquisitions	7,383

Accumulated amortization:
Completed technology	(23)
Customer contracts, lists and relationships	(36)
Other items	(6)

Total accumulated amortization from 2005 acquisitions	(65)

Identified intangible assets from 2005 acquisitions, net	$7,318

2004 Acquisitions

On January 23, 2004 Viisage acquired all outstanding shares of ZN Vision Technologies AG, a leading German provider of face recognition and computer vision products and services, in exchange for an aggregate of 2,088,582 newly issued shares of Viisage common stock. In addition, Viisage agreed to assume ZN’s employee share option plan, and accordingly has reserved 455,418 shares of Viisage common stock for issuance to the plan participants. The options under this plan were fully vested prior to the close of the transaction and accordingly have been included in the purchase price at their fair value. The total purchase price of the acquisition was $31.6 million, consisting of approximately $22.6 million in Viisage common stock, $4.9 million of fair value for the assumed option plan, $2.5 million in transaction costs, and $1.6 million of assumed liabilities. ZN’s results of operations have been included in the consolidated financial statements beginning on the acquisition date. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company has recorded approximately $632,000 and $445,000 in amortization related to the acquired intangible assets in the years ended December 31, 2005 and 2004, respectively. ZN, now known as Viisage Technology AG, is a wholly owned subsidiary of Viisage and serves as the base of its European operations.

The Company acquired ZN because management and the board of directors believe that ZN operates as a high growth business and has the technological resources to support the customer requirements of the Company’s installed base. ZN employs many leading engineers in the development of facial recognition software. ZN is one of the companies believed to be capable of meeting the expected accuracy requirements of the Company’s current and future customers related to the Company’s facial recognition offerings.

On February 14, 2004 Viisage acquired all outstanding shares of Trans Digital Technologies Corporation, the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports, for $56.6 million, inclusive of the contingent $2.6 million payment and purchase price adjustments discussed below. The total purchase price consisted of 2,340,000 newly issued shares of Viisage common stock, valued at approximately $30.0 million, $17.8 million in debt and other assumed liabilities, $7.6 million in cash, and $1.2 million in transaction costs. TDT’s results of operations have been

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

included in the consolidated financial statements beginning on the acquisition date. The purchase price has been allocated to net assets acquired based on their estimated fair values. The Company has recorded approximately $3.0 million and $2.7 million in amortization related to the acquired intangible assets in the years ended December 31, 2005 and 2004, respectively. TDT is a wholly owned subsidiary of Viisage.

The Company acquired TDT because management and the board of directors believe that TDT has a proprietary relationship with respect to its contract with the U.S. Department of State which positions it to pursue comparable revenue generating activities with other governmental agencies, and that TDT operates in a high growth business which complements the Company’s capabilities.

In connection with the acquisition of TDT, Viisage agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million upon the receipt of an order of at least $4.0 million prior to June 30, 2004 if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (“CAC”) program. The payment of $2.6 million was recorded as additional goodwill net of approximately $754,000 of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

On October 5, 2004, Viisage acquired all of the outstanding capital stock of Imaging Automation, Inc. through a merger between Imaging Automation and a wholly-owned subsidiary of Viisage valued at approximately $39.9 million. The total purchase price consisted of 1,563,355 newly issued shares of Viisage common stock, valued at approximately $24.5 million, $5.4 million in cash, the assumption of $5.1 million in debt and other assumed liabilities, $3.7 million of fair value for an assumed option plan, and $1.2 million in transaction costs. The Company issued fully vested stock options effective as of the close of the transaction for the options outstanding under the Imaging Automation stock option plans. The Company reserved approximately 226,108 shares of Viisage common stock, which was recorded as part of the purchase price as noted above. Imaging Automation’s results of operations have been included in the consolidated financial statements beginning on the acquisition date. The purchase price has been allocated to net assets acquired based on their estimated fair values as determined. The Company has recorded approximately $1.6 million and $338,000 in amortization related to the acquired intangible assets in the years ended December 31, 2005 and 2004, respectively.

The Company acquired Imaging Automation because its management and board of directors believe that Imaging Automation operates in a high growth business which compliments the Company’s capabilities and customer base. Imaging Automation is one of the companies with the capabilities of accurately authenticating identification documents in a rapid time frame which is being demanded by current and potential future customers around the world. Imaging Automation also posseses engineering and management capabilities which can be exploited by the combined entity to increase future revenue and profitability.

The allocation of the purchase price to the acquired assets for ZN, TDT and Imaging Automation, is as follows (in thousands):

	ZN	TDT	iA
Current assets	$1,639	$3,020	$546
Software license receivable	—	—	2,303
Property and equipment	140	42	183
Identified intangible assets	6,335	14,460	5,750
Goodwill	23,460	39,050	31,115

	$31,574	$56,572	$39,897

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

Identified intangible assets and their estimated useful lives acquired in connection with the acquisitions of ZN, TDT and Imaging Automation are as follows (in thousands):

	December 31, 2005	Estimated Useful Life
Gross carrying amount:
Customer contracts, lists and relationships	$16,330	5-10 years
Completed technology	9,575	5 years
Other items	640	2-3 years

Total intangible assets from 2004 acquisitions	$26,545

15. SUBSEQUENT EVENTS

See Note 8 for a discussion of certain legal proceedings subsequent to December 31, 2005.

On January 11, 2006, Viisage, through a wholly-owned subsidiary VIDS Acquisition Corp. (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Identix Incorporated, a Delaware corporation (“Identix”). Under the Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as a wholly-owned subsidiary of Viisage (the “Merger”). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of Viisage common stock for each share of Identix common stock they own (the “Exchange Ratio”). Based upon Viisage’s closing price of $17.69 on Wednesday, January 11, 2006, this represented a price of $8.367 per Identix share. To the extent permitted by Identix’ stock option plans, Viisage will assume Identix’ stock option plans and outstanding stock options and will assume all outstanding warrants to purchase Identix common stock, which will be converted into the right to receive Viisage common stock based on the Exchange Ratio. Viisage and Identix have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the Merger (in the case of Identix) and approval of the stock issuance in connection with the Merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for the board of directors of Viisage to recommend approval of the stock issuance and charter amendments. Consummation of the Merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, effectiveness of a Form S-4 registration statement, accuracy of representations, and receipt of tax opinions. The Agreement contains certain termination rights for both Viisage and Identix, and further provides that, upon termination of the Agreement under specified circumstances, the terminating party must pay a termination fee of $20 million.

In connection with the pending merger with Identix, the Company expects to pay L-1 for strategic advice, due diligence and other services relating to the merger. The form and amount of such payments cannot be estimated accurately at this time.

On February 17, 2006, Viisage acquired 100% of SecuriMetrics, Inc. for $28 million in cash, plus an additional $2 million placed in escrow for 18 months. In addition, the SecuriMetrics stockholders will have an opportunity to earn up to an additional $13 million in consideration if key performance thresholds are reached and contingencies are resolved, of which $11.5 million would be paid in shares of Viisage common stock at a fixed price of $17.69 per share and the remainder of $1.5 million would be paid in cash. Any additional contingent consideration will be accounted for as additional purchase price.

The Company acquired SecuriMetrics to complement and expand its biometrics product and services offerings to include iris recognition. In addition, SecuriMetrics is the sole US based manufacturer of iris recognition products and has strong relationships with the agencies of the U.S. government. The Company also expects strong sales and profitability growth from SecuriMetrics. The results of operations of SecuriMetrics will be included in the consolidated results of operations of the Company as of the date of acquisition. The preliminary purchase price of SecuriMetrics, estimated at $32.6 million, which includes $1.9 million of assumed liabilities and $700,000 of transaction costs, has been allocated as follows (in thousands):

SecuriMetrics
Current assets	$3,629
Property and equipment	470
Identified intangible assets	4,535
Goodwill	23,966

$32,600

The purchase price is preliminary. The actual allocation will be based on final appraisals and the analyses of identifiable intangible assets, property and equipment, and income taxes, among other things and will be finalized after the data necessary to complete the appraisals and analyses of fair values of assets and liabilities are obtained and reviewed. Differences between preliminary and final allocations could have a material impact on the Company’s results of operations. The preliminary estimate of fair value of intangible assets of SecuriMetrics relate primarily to acquired licenses and customer relationships, and are expected to be amortized on the straight-line method over five years. None of the goodwill is expected to be deductible for tax purposes, and has not yet been allocated to a specific reportable segment.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2005. In connection with its evaluation of our internal control over financial reporting as of December 31, 2004, management concluded that there was a material weakness with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close and to effectively evaluate and resolve non-routine and/or complex accounting transactions. The Company made meaningful progress addressing this material weakness in 2005, as described in its prior periodic filings. Nonetheless, in performing the evaluation of our internal controls over financial reporting as of December 31, 2005, management determined that our internal control with regard to effecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K for greater detail about this material weakness. We have not incurred, and do not expect to incur, significant capital expenditures related to remedial actions taken or to be taken to address these material weaknesses.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control over financial reporting of Integrated Biometric Technology, or IBT, would be excluded from the fiscal 2005 internal control assessment, as permitted by the Securities and Exchange Commission. In December 2005, IBT was acquired for an aggregate purchase price of approximately $60 million. IBT contributed approximately 1% of the Company’s total revenue in 2005 and accounted for approximately 23% of the total assets at December 31, 2005. See Note 14 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements.

(b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(c) Changes in internal controls. During the fourth quarter of 2005, management took the following steps it believed necessary to help address the material weakness discussed above and in “Management’s Annual Report on Internal Control over Financial Reporting”:

•	Hired an experienced director of business process and controls who started in December 2005;

•	Continued to streamline our financial statement close process through enhanced implementation of our existing financial management and accounting system;

•	Hired external advisors with significant expertise in assisting companies document, assess and recommend improvements to their internal control environments, including their information technology environment;

•	Implemented new policies and procedures, enhanced written documentation supporting accounting conclusions, and hired external advisors with significant expertise, with respect to the significant non-routine and technical accounting transactions closed in the fourth quarter of 2005;

•	Hired temporary staff to assist in the completion of the financial statement close;

•	Implemented new information technology management policies and procedures;

•	Performed a company-wide review of security access to financial statement applications;

•	Issued corporate policies and procedures regarding security and system backups.

In addition, subsequent to December 31, 2005, management took additional steps to help address the material weakness, as described in “Management’s Annual Report on Internal Control over Financial Reporting.” All of the remedial actions described above and in “Management’s Annual Report on Internal Control over Financial Reporting” were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2004, and for the first three quarters of 2005, management determined that, with respect to the Company’s information technology systems, there was inadequate system security, inadequate restricted access to systems, inadequate segregation of duties within systems, lack of appropriate system documentation, ineffective change management processes and insufficient disaster recovery plans. As a result of remediation steps taken throughout 2005, including the fourth quarter of 2005, and based on the results of testing of the company’s information technology systems, management believes that it has remediated this weakness as of December 31, 2005.

Reference is made to the Company’s quarterly reports during 2005 for further discussion of changes in material controls and remediation efforts undertaken during the year.

Item 9B. Other Information

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

For a list of financial statements included herein see Index on page 58.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 100 through 106.

EXHIBIT INDEX

Exhibit No.	Filed or Furnished Herewith	Description
2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.6	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.7	(v)	Agreement and Plan of Merger dated as of October 5, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp.

2.8	(cc)	Agreement and Plan of Merger dated as of November 15, 2005 by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

2.9	(ee)	Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated.

2.10	(ii)	Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp.

3.1	(a)	Restated Certificate of Incorporation of Viisage Technology, Inc.

3.2	(j)	Second Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc.

3.3	(a)	By-Laws of Viisage Technology, Inc.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(y)	Third Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

3.7	(gg)	Fourth Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc. filed with the Secretary of State of Delaware on December 16, 2005.

4.1	(a)	Specimen certificates for shares of Viisage Technology, Inc. Common Stock.

9.1	(dd)	Form of Voting Agreement among Viisage Technology, Inc. and certain stockholders of Identix dated January 11, 2006.

9.2	(cc)	Form of Voting Agreement among Identix Incorporated and certain stockholders of Viisage Technology, Inc. dated January 11, 2006.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

Exhibit No.	Filed or Furnished Herewith	Description
10.2	(a)	Form of Administration and Services Agreement between Viisage Technology, Inc. and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between Viisage Technology, Inc. and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between Viisage Technology, Inc. and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between Viisage Technology, Inc. and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11	(a)	Contract between Viisage Technology, Inc. and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between Viisage Technology, Inc. and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between Viisage Technology, Inc. and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

Exhibit No.	Filed or Furnished Herewith	Description
10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001 (including Exhibit B—Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Denis Berube.

10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Joanna Lau.

10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between Viisage Technology, Inc. and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between Viisage Technology, Inc. and James P. Ebzery.

10.48	(m)	License and Distribution agreement dated May 11, 2002 between Viisage Technology, Inc. and Hummingbird Defense Systems, Inc.

10.51	(o)	Loan Agreement dated May 30, 2003 between Viisage Technology, Inc. and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between Viisage Technology, Inc. and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between Viisage Technology, Inc. and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

Exhibit No.	Filed or Furnished Herewith	Description
10.57	(t)	Letter Agreement dated September 8, 2003 between Viisage Technology, Inc., Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

10.58	(w)	Registration Rights Agreement dated as of February 14, 2004 by and between Viisage Technology, Inc. and B.G. Beck.

10.59	(v)	Registration Rights Agreement dated as of October 5, 2004 by and among Viisage Technology, Inc. and the stockholders named therein.

10.60	(x)	Loan and Security Agreement dated as of December 14, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc., Trans Digital Technologies Corporation, Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.61	(y)	First Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.62	(aa)	Second Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.63	(bb)	Investment Agreement between Viisage Technology, Inc. and L-1 Investment Partners, LLC dated as of October 5, 2005.

10.64	(bb)	Form of First Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.65	(bb)	Form of Second Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.66	(bb)	Form of Registration Rights Agreement to be entered into by Viisage Technology, Inc. and L-1 Investment Partners, LLC.

10.67	(bb)	Voting Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.68	(bb)	Voting Agreement between Viisage Technology, Inc. and Mr. Buddy Beck dated as of October 5, 2005.

10.69	(bb)	Lock-Up Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.70	(cc)	Membership Interest Purchase Agreement dated as of November 15, 2005 by and among L-1 Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

10.71	(cc)	Assignment and Assumption Agreement dated as of November 15, 2005 by and between Viisage Technology, Inc. and Aston Capital Partners, L.P.

10.72	(z)	Employment Agreement dated as of July 20, 2005 between Viisage Technology, Inc. and Bradley T. Miller.

10.73	(hh)	Third Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometric Systems, Inc. and Citizens Bank of Massachusetts.

Exhibit No.	Filed or Furnished Herewith	Description
10.74	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Elliot J. Mark.

10.75	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bernard C. Bailey.

10.76	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bradley T. Miller.

18.1	*	Letter dated as of March 16, 2006 from BDO Seidman LLP to Viisage Technology, Inc.

21.1	*	Subsidiaries.

23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

NOTES TO EXHIBIT INDEX

Note	Description
*	Filed herewith.

(a)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1999.

(g)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2001.

(m)	Filed as exhibit 10 to Viisage Technology, Inc.’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2003.

(u)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on April 16, 2004 and incorporated herein by reference.

(v)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 8, 2004.

Note	Description
(w)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-121212) filed December 13, 2004.

(x)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2004.

(y)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2004.

(z)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1/A Registration Statement (File No. 333-121212) dated September 9, 2005.

(aa)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(bb)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 11, 2005.

(cc)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed November 15, 2005.

(dd)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 11, 2006.

(ee)	Included as Annex A to the joint proxy statement/ prospectus that is part of this registration statement.

(ff)	Included as Annex D to the joint proxy statement/ prospectus that is part of this registration statement.

(gg)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 16, 2005 and incorporated herein by reference.

(hh)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-4 filed February 14, 2006.

(ii)	Included as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2006.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2006:

	Signature	Title

By:	/s/ ROBERT V. LAPENTA Robert V. LaPenta	Chairman of the Board of Directors

By:	/s/ BERNARD C. BAILEY Bernard C. Bailey	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRADLEY T. MILLER Bradley T. Miller	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B.G. BECK B.G. Beck	Director

By:	/s/ DENIS K. BERUBE Denis K. Berube	Director

By:	/s/ ROBERT GELBARD Robert Gelbard	Director

By:	/s/ CHARLES E. LEVINE Charles E. Levine	Director

By:	/s/ HARRIET MOUCHLY-WEISS Harriet Mouchly-Weiss	Director

By:	/s/ PETER NESSEN Peter Nessen	Director

By:	/s/ PAUL T. PRINCIPATO Paul T. Principato	Director

By:	/s/ THOMAS J. REILLY Thomas J. Reilly	Director

By:	/s/ GEORGE J. TENET George J. Tenet	Director