Form 10-K/A
period 2005-12-31
VIISAGE TECHNOLOGY INC
filed 2006-05-05
CIK 1018332

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

Explanatory Note

Viisage Technology, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”), in order to amend Item 10, “Directors and Executive Officers of the Registrant,” Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13, “Certain Relationships and Related Transactions,” and Item 14, “Principal Accounting Fees and Services.” Because the definitive proxy statement for the Company’s Special Meeting of Shareholders, which will be in lieu of the annual meeting, was not mailed to shareholders within 120 days after the Company’s fiscal year end, such items cannot be incorporated by reference into the Form 10-K. This amendment sets forth such items in full.

Except for the matters disclosed in Items 10 through 14 and Exhibits 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Directors are elected by our stockholders. Directors are divided into three classes and each director serves for a term of three years and until his or her successor is elected and qualified or until his or her earlier resignation, death, or removal. One class of directors is elected at each annual meeting for a three-year term.

Directors Whose Terms Expire at the 2006 Special Meeting in Lieu of Annual Meeting (Class III Directors)

Denis K. Berube, 63, is a director of Viisage and served as the Chairman of the board of directors of Viisage from Viisage’s incorporation in 1996 until December 2005. Mr. Berube is Executive Vice President and Chief Operating Officer of Lau Technologies (referred to as Lau). Lau is one of the largest holders of Viisage Common Stock, directing owning approximately 7.4% of its issued and outstanding Common Stock. Mr. Berube has been employed at Lau since 1990.

B. G. Beck, 69, has served as a director of Viisage since 2004. Mr. Beck was the President and Chief Executive Officer of Trans Digital Technologies Corporation from 1998 until its acquisition by Viisage in February 2004. Mr. Beck currently serves as a consultant to Viisage and also serves as a member of the Board of Directors of Cardinal Financial Corporation, a provider of comprehensive individual and corporate banking services.

Charles E. Levine, 52, has served as a director of Viisage since 1998. Mr. Levine retired in September 2002 from his position as President of Sprint PCS, a position he had held since January 1997. Before joining Sprint PCS, Mr. Levine served as Senior Vice President of Octel Services, a provider of voice systems services, from October 1994 through September 1996. Mr. Levin currently also serves as a member of the Board of Directors of @Road, Inc., a wireless applications provider, Sierra Wireless, Inc., a provider of a broad range of wireless products, including data modems, embedded modules and mobile phones, Somera Communications, a provider of telecommunications operators with equipment and deployment services, and Lexar Media, Inc., a provider of digital media such as compact flash and other flash memory products.

George J. Tenet, 53, was appointed a director of Viisage in December 2005. Mr. Tenet has been Distinguished Professor in the Practice of Diplomacy, at the Georgetown University School of Foreign Service since October 2004. From July 1997 to July 2004, Mr. Tenet was the Director of Central Intelligence. Mr. Tenet served as the Deputy Director of Central Intelligence from July 1995 until July 1997. Prior to that, he served as the special assistant to the President and senior director for intelligence programs on the National Security Council from 1993 to 1995, and director, oversight of arms control negotiations between the Soviet Union and the United States, then staff director of the Senate Select Committee on Intelligence from 1986 to 1993. From 1982 to 1985, Mr. Tenet was the legislative assistant and legislative director for Senator John Heinz.

Directors Whose Terms Expire at the 2007 Annual Meeting (Class II Directors)

Robert V. LaPenta, 59, has served as the Chairman of the board of directors of Viisage since December 2005. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. L-1 was founded in June 2005 to acquire or make significant investments in well-positioned public and private companies, with the objective of building these companies into industry leaders through collaborative development and execution of aggressive growth strategies. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice

President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1981. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of trustees of The American College of Greece and the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

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

Harriet Mouchly-Weiss, 63, has served as a director of Viisage since its incorporation in May 1996. Ms. Mouchly-Weiss founded Strategy XXI Group, an international communications and consulting firm, in January 1993 and has served as its managing partner since that time. Ms. Mouchly-Weiss currently also serves as a member of the board of directors of American Greetings Corporation, a company engaged in the design, manufacture and sale of everyday and seasonal greeting cards and other social expression products.

Paul T. Principato, 52, has served as a director of Viisage since May 2001 and as Chief Financial Officer of Lau since its incorporation in March 1990. Prior to 1990, Mr. Principato served as Controller at Barry Wright Corp.

Directors Whose Terms Expire at the 2008 Annual Meeting (Class III Directors)

Peter Nessen, 70, has served as a director of Viisage since its incorporation in May 1996. Since July 2003, Mr. Nessen has served as the President of Nessen Associates Ltd., a non-profit consulting company. From January 2003 to July 2003, Mr. Nessen served as an adviser to the Governor of the Commonwealth of Massachusetts on education matters. Mr. Nessen has been Chairman of the Board of NCN Financial, a private banking firm, since January 1995. From June 1993 through December 1994, Mr. Nessen was Dean for Resources and Special Projects at Harvard Medical School.

Thomas J. Reilly, 67, has served as a director of Viisage since its incorporation in May 1996. Mr. Reilly has been a self-employed financial consultant since December 1994. From June 1966 through November 1994, Mr. Reilly was with Arthur Andersen LLP, a public accounting firm, where he became a partner in 1975.

Robert Gelbard, 62, was appointed a director of Viisage in September 2005. Ambassador Gelbard has been Chairman of Washington Global Partners, LLC, an international business consulting firm, since April 2005. Prior to that, he was a self-employed international business consultant beginning in October 2002. From March 2002 to September 2002, he was Senior Vice President of International Affairs and Government Relations for ICN Pharmaceuticals, Inc., a global pharmaceuticals company. From February 1967 to January 2002, Ambassador Gelbard held various senior level positions in the U.S. Department of State, including serving as Ambassador to Indonesia from 1999-2001, President Clinton’s Special Representative for the Balkans from 1997-1999, Assistant Secretary of State from 1993-1997, and Ambassador to Bolivia from 1988-1991. In 2002, Ambassador Gelbard received the Distinguished Service Award, the State Department’s highest commendation, which was conferred by Secretary of State Colin Powell.

Executive Officers

The information concerning executive officers required under this item is contained in Part I of this Form 10-K under the caption “Officers.”

Audit Committee

The Audit Committee of the Board of Directors, comprised of Peter Nessen (chair), Thomas Reilly, and Charles Levine, meets at least quarterly to review the Company’s quarterly financial releases. Each member of the Audit Committee is “independent” within the meaning of Section 4200 of the National Association of Securities Dealers’ Marketplace Rules and as required pursuant to Rule 10A-3 under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act). The Board of Directors has determined that Messrs. Nessen and Reilly are each qualified as an audit committee financial expert within the meaning of applicable regulations issued under the Exchange Act. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which was attached as Appendix A to the proxy statement for the 2005 annual meeting of stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Viisage’s executive officers, directors and persons who own more than ten percent of a registered class of Viisage’s equity securities (referred to as reporting persons) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and The Nasdaq National Market. These reporting persons are required by SEC regulation to furnish Viisage with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Viisage believes that all reporting persons have complied with all filing requirements applicable to them with respect to transactions during 2005, with the following exceptions. A late Form 4 was filed by Iftikhar Ahmad on April 6, 2005 to report a purchase of Viisage common stock under the 1997 Employee Stock Purchase Plan on March 31, 2005. Late Form 4’s were filed by B.G. Beck, Denis K. Berube, Charles E. Levine, Harriet Mouchly-Weiss, Peter Nessen, Thomas Reilly and Paul T. Principato on June 10, 2005 to report the issuance of shares of Viisage common stock and options to purchase Viisage common stock on March 8, 2005 as part of their compensation as a member of Viisage’s board of directors. A Form 5 was filed by Iftikhar Ahmad on February 10, 2006 to report a purchase of Viisage common stock under the 1997 Employee Stock Purchase Plan on December 31, 2005, a grant of shares of restricted Viisage common stock on October 28, 2005 under the 2005 Long-Term Incentive Plan, and a grant of options to purchase Viisage common stock on October 28, 2005 under the 1996 Management Option Plan. A Form 5 was filed by Ron van Os on February 10, 2006 to report a grant of shares of restricted Viisage common stock on October 28, 2005 under the 2005 Long-Term Incentive Plan and a grant of options to purchase Viisage common stock on October 28, 2005 under the 1996 Management Option Plan. A Form 5 was filed by James Ebzery on February 14, 2006 to report the exercise and sale of options to purchase Viisage common stock on December 16, 2005, a grant of shares of restricted Viisage common stock on October 28, 2005 under the 2005 Long-Term Incentive Plan, and grants of options to purchase Viisage common stock on April 20, 2005 and October 28, 2005 under the 1996 Management Option Plan. A Form 5 was filed by Mohamed Lazzouni on February 14, 2006 to report a purchase of Viisage common stock under the 1997 Employee Stock Purchase Plan on December 31, 2005, a grant of shares of restricted Viisage common stock on October 28, 2005 under the 2005 Long-Term Incentive Plan, and grants of options to purchase Viisage common stock on April 20, 2005 and October 28, 2005 under the 1996 Management Option Plan.

Code of Ethics

Viisage has adopted a Code of Business Ethics and Standards of Conduct that applies to its directors, executive officers (including its principal executive, financial and accounting officers) and to all other employees. A copy of the Code of Business Ethics and Standards of Conduct will be provided to any person, without charge, upon receipt of a written request addressed to Viisage’s Chief Financial Officer at its principal executive offices or an e-mail request addressed to investor@viisage.com.

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth summary information concerning the compensation awarded to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of December 31, 2005. The individuals listed below are referred to in this annual report as our “named executive officers”.

Name and Principal Position	Year Ended 12/31	Annual Compensation					Securities Underlying Options(3)	All Other Compensation(4)
		Salary		Bonus(1)		Restricted Stock Awards(2)
Bernard C. Bailey, President and Chief Executive Officer	2005 2004 2003	$ $ $	314,679 326,192 300,000	$ $ $	130,000 235,000 135,000	$51,790 — —	26,400 — 288,000	$ $ $	8,925 16,634 17,721

Iftikhar Ahmad, Senior Vice President of General Manager, Secure Credentials	2005 2004 2003	$ $ $	185,652 185,394 175,000	$ $ $	35,000 40,000 25,000	$31,076 — —	15,840 20,000 —	$ $ $	6,676 350 2,625

Mohamed Lazzouni, Senior Vice President and Chief Technology Officer	2005 2004 2003	$ $ $	190,613 184,393 140,000	$ $	45,000 40,000 —	$20,714 — —	58,560 65,000 25,000	$ $ $	8,925 457 4,251

James P. Ebzery, Senior Vice President, Customer Solutions	2005 2004 2003	$ $ $	225,000 219,844 215,000	$ $ $	55,000 60,000 60,000	$20,714 — —	29,440 — —	$ $ $	8,925 432 6,332

Ron van Os, Vice President and Chief Products Officer(5)	2005 2004 2003	$ $	210,613 36,346 —		$80,000 — —	$23,307 — —	11,880 — —	$ $	525 69 —

(1)	We currently maintain an Executive Incentive Compensation Plan for our executive officers and other key employees to motivate participants. Each participant in the Executive Incentive Compensation Plan may receive a bonus equal to a percentage of his or her base salary based upon our and each participant’s individual performance, as determined by success in meeting established goals approved by the Chief Executive Officer, for individual goals, or the board of directors, for the company’s goals. The compensation committee administers the plan. Mr. van Os was paid a retention bonus of $70,000 in 2005.
(2)	During fiscal 2005, each of the named executive officers were granted shares of restricted stock under our 2005 Long-Term Incentive Plan. These shares vest in three equal installments on October 28, 2006, 2007 and 2008, respectively, provided that service as our employee has been continuous until the applicable day.
(3)	Options were granted under the Management Plan.
(4)	Amounts for 2005 include 401(k) plan company match of $8,400 for Messrs. Bailey, Ebzery and Lazzouni and of $6,151 for Mr. Ahmad. Amounts for 2003 include 401(k) plan Company match of $6,000 for Mr. Bailey, $2,625 for Mr. Ahmad, and $5,572 for Mr. Ebzery. The plan permits pre-tax contributions by participants of up to 15% of base compensation or the statutory limit. We may make discretionary contributions to the plan, subject to certain limits. Participants are fully vested in their contributions and vest 20% per year in employer contributions. There was no company match in 2004. Amounts also include the dollar value of premiums paid by us on behalf of the individual for term life insurance under our life insurance and accidental death and dismemberment plan in 2004 and 2005.
(5)	Mr. van Os was hired in October 2004.

Stock Options Granted During 2005

The following table sets forth information concerning individual grants of stock options made during 2005 to our named executive officers.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Bernard C. Bailey	26,400	4.4%	$11.43	10/28/15	$68,076	$168,575
Iftikhar Ahmad	15,840	2.6%	$11.43	10/28/15	$40,846	$101,145
James P. Ebzery	24,000	4.0%	$7.80	4/20/15	$42,251	$104,626
James P. Ebzery	10,560	1.8%	$11.43	10/28/15	$27,231	$67,430
Mohamed Lazzouni	48,000	8.0%	$7.80	4/20/15	$84,503	$209,252
Mohamed Lazzouni	10,560	1.8%	$11.43	10/28/15	$27,231	$67,430
Ron van Os	11,880	2.0%	$11.43	10/28/15	$30,634	$75,859

(1)	Options were granted under the Management Plan. Total of options granted does not include shares purchased pursuant to the Employee Stock Purchase Plan. All options listed vest in equal installments on the first, second, third and fourth anniversaries of the grant date.
(2)	In accordance with SEC rules, we have based our calculation of the potential realizable value on the term of the option at its time of grant, and we have assumed that:

•	The fair market value on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and

•	The option is exercised and sold on the last day of its term for the appreciated stock price.

These amounts are based on 5% and 10% assumed rates of appreciation and do not represent our estimate of future stock prices. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information concerning option exercises during 2005 and outstanding stock options held at the end of 2005 by our named executive officers.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at 12/31/05 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at 12/31/05 Exercisable/ Unexercisable(2)
Bernard C. Bailey	—	—	207,491/106,909	$1,916,185/$906,779
Mohamed Lazzouni	—	—	25,166/81,394	$170,896/$637,297
James P. Ebzery	16,000	$102,925	64,000/34,560	$480,640/$300,754
Iftikhar Ahmad	—	—	68,972/15,949	$313,181/$116,190
Ron van Os	—	—	11,866/11,880	$207,069/$73,478

(1)	Based on the difference between the exercise price of the option and the sales prices of the underlying shares of our common stock on the date of exercise.
(2)	Based on the difference between the exercise price of the option and $17.61 which was the closing price of our common stock on December 30, 2005 on the Nasdaq National Market.

Employment Agreements

In June 2002, we entered into a letter agreement with Bernard C. Bailey pursuant to which the Company offered Mr. Bailey the position of Chief Executive Officer of the company, with Mr. Bailey’s employment to commence on or before September 3, 2002. The agreement provides that we will pay Mr. Bailey an annual salary of $300,000 and a signing bonus of $85,000. Mr. Bailey is also eligible to receive a performance-based cash bonus. Additionally, the agreement provides that we will pay Mr. Bailey severance equal to twelve months’ salary if we terminate his employment without cause, provided that the severance payments would be reduced or eliminated if Mr. Bailey begins employment elsewhere during the twelve month severance period. Pursuant to the agreement, during the time of his employment with us and for a period of two years after his employment, Mr. Bailey cannot engage in any business that competes with our business, and he cannot solicit any of our employees. In addition, Mr. Bailey is required to maintain the confidentiality of our business information.

On August 14, 2002, Mr. Bailey was issued an option to purchase 288,000 shares of common stock with an exercise price of $8.375 per share, of which 50,000 options vest and become exercisable on January 1, 2003, 2004 and 2005 and the balance vest as our market capitalization reaches amounts between $400 million and $1 billion, provided he is employed by us on the vesting date. The vesting of Mr. Bailey’s options will be accelerated if there is a change in control of the company and the options fully vest if he is employed by us on May 14, 2012. The consummation of the proposed merger with Identix Incorporated will be a change of control in accordance with the terms of Mr. Bailey’s Option Agreement, which will result in the vesting of all of his options.

On February 13, 2006, we entered into an agreement with Mr. Bailey providing that if Mr. Bailey’s employment is terminated in connection with the proposed merger with Identix Incorporated we will pay Mr. Bailey severance equal to twenty-four months’ salary and extend the period he has to exercise his stock options from three to twelve months.

In October 2002, we entered into a letter agreement with James Ebzery pursuant to which we offered Mr. Ebzery the position of Senior Vice President, Sales and Marketing. In July 2005, we entered into a similar letter agreement with Bradley Miller, pursuant to which we offered Mr. Miller the position of Senior Vice President and Chief Financial Officer. The agreements provide that we will pay Mr. Ebzery and Mr. Miller annual base salaries of $215,000 and $225,000, respectively, subject to annual review by the compensation committee, and that each is eligible to receive a performance-based cash bonus.

In addition, during the employment of each of Mr. Ebzery and Mr. Miller with us and for a period of two years after the termination of the executive’s employment, each of the executives is restricted from engaging in any business that competes with our business and from soliciting any of our employees. The executives also have agreed to maintain the confidentiality of our business information.

The agreements further provide that Mr. Ebzery will receive an option under the Management Plan to purchase 80,000 shares of Common Stock with an exercise price of $10.10, and that Mr. Miller will receive an option under the Management Plan to purchase 100,000 shares of common stock with an exercise price of $11.23. The options granted to Mr. Ebzery vest in equal annual installments over three years and the options granted Mr. Miller vest in equal annual installments over four years, provided that in each case vesting will be accelerated if there is a change in control of the company. Additionally, the agreements provide that we will pay Mr. Ebzery severance equal to six months’ salary and Mr. Miller severance equal to 12 months’ salary if:

•	we terminate the executive’s employment other than for cause; or

•	the executive resigns from under circumstances in which we have failed to continue his employment in a position of Senior Vice President in the case of Mr. Ebzery, or in the position of Chief Financial Officer in the case of Mr. Miller, has reduced the executive’s compensation in bad faith or has changed the executive’s job location by more than 50 miles.

On February 13, 2006, we entered into an agreement with Mr. Miller providing for an extension of the period he has to exercise his stock options from three to twelve months if Mr. Miller’s employment is terminated in connection with the proposed merger with Identix Incorporated.

We have entered into agreements with Iftikhar Ahmad, Senior Vice President, Worldwide Services, and Mohamed Lazzouni, Senior Vice President and Chief Technology Officer, under which we will pay each of Mr. Ahmad and Mr. Lazzouni severance equal to six months’ salary if:

•	we terminate the executive’s employment other than for cause; or

•	the executive resigns under circumstances in which we have failed to continue his employment in a position of Senior Vice President, has reduced the executive’s compensation in bad faith or has changed the executive’s job location by more than 50 miles.

We had previously entered into a letter agreement with William K. Aulet pursuant to which we offered Mr. Aulet the position of Senior Vice President and Chief Financial Officer. Mr. Aulet’s employment with us was terminated in September 2005, and Mr. Aulet received $95,000 in severance payments which was equal to six months’ salary under the terms of the letter agreement.

Compensation of Directors

Pursuant to Viisage’s 2001 Stock in Lieu of Cash Compensation for Directors Plan (referred to as the Director Compensation Plan), each non-employee director received aggregate compensation valued at $60,000 for his or her service as a director in 2005. Two of the directors, Messrs. Berube and Gelbard elected, in accordance with the Director Compensation Plan, to take all of this compensation in shares of Viisage’s common stock valued at the closing price of $11.85 on the Nasdaq National Market on March 8, 2005. Accordingly, each of such directors received 5,063 shares of common stock. Six directors, Messrs. Beck, Levine, Nessen, Principato and Reilly and Ms. Mouchly-Weiss, elected, in accordance with the Director Compensation Plan, to take $30,000 of this compensation in common stock and $30,000 of this compensation in cash. Accordingly, each of these six directors received 2,531 shares of common stock. Mr. Nessen, as chair of the audit committee, received an additional $5,000 in cash and each of Messrs. Levine and Reilly, as chairs of the nominating and corporate governance committee and the compensation committee, respectively, received an additional $3,500 in cash. Directors did not receive any additional cash or fees for attending board of directors or committee meetings. However, Viisage reimburses directors for their out-of-pocket expenses incurred in connection with any board of directors or committee meetings.

Non-employee directors also receive grants of nonqualified options under Viisage’s 1996 Directors Stock Option Plan, as amended (referred to as the Director Option Plan). In March 2005, Viisage granted each of the seven non-employee directors then serving on the board of directors an option to purchase 10,000 shares of common stock pursuant to the Director Option Plan, which options were fully vested upon grant. Mr. Gelbard was granted an option to purchase 10,000 shares of common stock pursuant to the Director Option Plan, which options were fully vested upon grant, upon his election to the board of directors in September 2005.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Thomas Reilly (chair), Robert Gelbard, Harriet Mouchly-Weiss, and Peter Nessen, none of whom are officers or employees of Viisage. No interlocking relationship exists between Viisage’s board or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our outstanding common stock as of May 1, 2006 by:

•	each person known to Viisage to be the beneficial owner of 5% or more of the Viisage’s common stock;

•	each director;

•	our Chief Executive Officer and each of the four other most highly compensated executive officers whose annual compensation exceeded $100,000 in 2005; and

•	all directors and executive officers of the Viisage as a group.

The percentage of our common stock beneficially owned in the following table is based on 29,073,499 shares of our common stock outstanding on May 1, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person which are exercisable as of May 1, 2006 or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated in the footnotes to this table, the address of each beneficial owner is c/o of Viisage Technology, Inc., 296 Concord Road, Third Floor, Billerica, MA 01821.

	Viisage Shares Beneficially Owned (1)
Name of Beneficial Owner	Shares	Percent
Beneficial Owners of 5% or more
Aston Capital Partners L.P.(2)(3)	8,233,447	27.7%
L-1 Investment Partners, LLC(2)(4)	8,513,447	28.4%
James A. DePalma(2)(5)	8,517,391	28.4%
Doni L. Fordyce(2)(6)	8,513,447	28.4%
Joseph S. Paresi(2)(7)	8,517,447	28.4%
Joanna T. Lau(8)	2,235,939	7.7%
Lau Technologies(8)	2,162,581	7.4%

Directors and Executive Officers
Robert V. LaPenta(9)	8,609,447	28.7%
Denis K. Berube(10)	2,235,939	7.7%
B.G. Beck(11)	2,297,680	7.9%
Robert Gelbard(12)	12,192	*
Harriet Mouchly-Weiss(13)	54,989	*
Charles E. Levine(14)	57,456	*
Peter Nessen(15)	41,662	*
Paul T. Principato(16)	50,241	*
Thomas J. Reilly(17)	49,760	*
George Tenet(18)	10,000	*
Bernard C. Bailey(19)	212,024	*
Iftikhar Ahmad(20)	74,582	*
James P. Ebzery(21)	81,657	*
Mohamed Lazzouni(22)	28,464	*
Ron van Os(23)	19,670	*
All directors and executive officers as a group (16 persons)(24)	13,835,763	45.3%

*	Indicates holdings of less than one percent.
(1)	Unless otherwise noted, and subject to applicable community property laws, each person identified possesses sole voting and investment power over the shares beneficially owned by such person.
(2)	The address of Aston Capital Partners L.P., L-1 Investment Partners, LLC, Robert V. LaPenta, James A. DePalma, Doni L. Fordyce and Joseph S. Paresi is c/o L-1 Investment Partners, LLC, 177 Broad Street, Stamford, CT 06901. All information regarding the aforementioned entities and persons is based on Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on January 13, 2006.
(3)	Includes 614,400 shares issuable pursuant to warrants.
(4)	Includes 7,619,047 shares and 614,400 shares issuable pursuant to warrants held by Aston Capital Partners L.P. (referred to as Aston), of which L-1 Investment Partners, LLC (referred to as L-1) is the investment manager. Includes 280,000 shares issuable pursuant to warrants.
(5)	Includes 7,619,047 shares and 614,400 shares issuable pursuant to warrants held by Aston, and 280,000 shares issuable pursuant to warrants held by L-1. Mr. DePalma is a general partner of L-1. Also includes 3,944 shares held by Mr. DePalma directly. Mr. DePalma disclaims beneficial ownership of the shares held by Aston, the shares issuable to Aston and the shares issuable to L-1.

(6)	Includes 7,619,047 shares and 614,400 shares issuable pursuant to warrants held by Aston and 280,000 shares issuable pursuant to warrants held by L-1. Ms. Fordyce is a general partner of L-1. Ms. Fordyce disclaims beneficial ownership of the shares held by Aston, the shares issuable to Aston and the shares issuable to L-1.
(7)	Includes 7,619,047 shares and 614,400 shares issuable pursuant to warrants held by Aston, and 280,000 shares issuable pursuant to warrants held by L-1. Mr. Paresi is a general partner of L-1. Also includes 4,000 shares held by Mr. Paresi directly. Mr. Paresi disclaims beneficial ownership of the shares held by Aston, the shares issuable to Aston and the shares issuable to L-1.
(8)	The address of Ms. Lau and Lau Technologies is c/o Lau Technologies, 30 Monument Square, Suite 220, Concord, Massachusetts 01742. Includes 2,162,581 shares held by Lau Technologies. Ms. Lau and Denis K. Berube, the spouse of Ms. Lau, own approximately 56% of the outstanding capital stock of Lau Technologies. Also includes 400 shares owned directly by Ms. Lau, 24,000 shares issuable to Denis K. Berube, the spouse of Ms. Lau, pursuant to stock options, and 48,958 shares owned by Mr. Berube directly. Ms. Lau disclaims beneficial ownership of the shares issuable to Mr. Berube and the shares owned by Mr. Berube.
(9)	Includes 7,619,047 shares and 614,400 shares issuable pursuant to warrants held by Aston, and 280,000 shares issuable pursuant to warrants held by L-1. Mr. LaPenta is a general partner of L-1. Also includes 96,000 shares held by Mr. LaPenta directly. Mr. LaPenta disclaims beneficial ownership of the shares held by Aston, the shares issuable to Aston and the shares issuable to L-1.
(10)	Includes 2,162,581 shares held by Lau Technologies. Also includes 400 shares owned directly by Ms. Lau, 24,000 shares issuable to Mr. Berube pursuant to stock options, and 48,958 shares owned by Mr. Berube directly. Mr. Berube disclaims beneficial ownership of the shares held by Lau Technologies and the shares held by Ms. Lau.
(11)	Includes 200,000 shares held in a charitable trust of which Mr. Beck and his wife are the trustees, and 200,000 shares held in a grantor retained annuity trust of which Mr. Beck is a trustee. Also includes 8,000 shares issuable pursuant to stock options.
(12)	Includes 4,000 shares issuable pursuant to stock options.
(13)	Includes 29,667 shares issuable pursuant to stock options.
(14)	Includes 35,654 shares issuable pursuant to stock options.
(15)	Includes 26,000 shares issuable pursuant to stock options.
(16)	Includes 32,867 shares issuable pursuant to stock options.
(17)	Includes 34,532 shares issuable pursuant to stock options.
(18)	Consists of 10,000 shares issuable pursuant to stock options.
(19)	Includes 207,491 shares issuable pursuant to stock options.
(20)	Includes 68,972 shares issuable pursuant to stock options.
(21)	Includes 79,000 shares issuable pursuant to stock options.
(22)	Includes 25,166 shares issuable pursuant to stock options.
(23)	Includes 11,866 shares issuable pursuant to stock options.
(24)	Consists of 597,215 shares issuable pursuant to stock options exercisable within 60 days of May 1, 2006, 894,400 shares issuable pursuant to warrants exercisable within 60 days of May 1, 2006, and 12,344,148 shares owned directly by the executive officers and directors as a group and deemed to be beneficially owned by the directors and executive officers as a group.

Securities Authorized for Future Issuance under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued upon the exercise of options outstanding under our stock option plans and the number of shares that have been issued under all of our other equity compensation plans as of December 31, 2005.

	Number of Shares Subject to Outstanding Options/Shares Issued under Plan	Weighted- Average Exercise Price of Outstanding Options/Shares Issued under Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
1996 Management Stock Option Plan	1,535,559	$11.99	40,365
2005 Long-Term Incentive Plan	137,523	$12.54	1,862,477
1996 Directors Stock Option Plan	181,522	$14.75	184,000
1997 Employee Stock Purchase Plan	11,219	$9.95	15,633
2001 Stock in Lieu of Cash Compensation for Directors Plan	219,231	$6.88	100,679
1996 Imaging Automation, Inc. Stock Option Plan	791	$72.15	—
2003 Imaging Automation, Inc. Employee, Director and Consultant Stock Plan	16,663	$0.16	—
ZN Vision Technologies AG Share Option Plan	407,634	$0.08	—

Total:	2,510,232	$9.08	2,203,154

Each of the plans listed above was approved by our stockholders, other than the two Imaging Automation plans and the ZN plan, which were approved by the stockholders of those companies. Options outstanding under the Imaging Automation and ZN plans automatically converted into options to purchase shares of our common stock upon our acquisition of the outstanding capital stock of those two companies. No further grants of options may be made under the Imaging Automation or ZN plans. The options granted under the Imaging Automation plans have a ten year term and the options granted under the ZN plan expire on December 31, 2015.

Item 13. Certain Relationships and Related Transactions

Prior to our incorporation in Delaware on May 23, 1996 and our November 1996 initial public offering, we operated as the Viisage Technology Division of Lau. On November 6, 1996, Lau transferred substantially all of the assets and liabilities of its Viisage Technology Division to us in exchange for shares of our common stock. As of May 1, 2006, Lau directly owned approximately 7.4% of our issued and outstanding common stock.

On January 10, 2002, we acquired the assets of Lau Security Systems, a division of Lau, including all of its intellectual property, contracts and distribution channels. As a result of this transaction, certain obligations on our part to license intellectual property to Lau were terminated. We assumed certain liabilities related to the acquired business and will pay Lau a royalty of 3.1% of certain of our face recognition revenues until June 30, 2014, up to a maximum of $27.5 million.

On February 14, 2004, we acquired all of the outstanding capital stock of Trans Digital Technologies Corporation (referred to as TDT). Upon the closing of this transaction, Mr. B.G. Beck, the former President and Chief Executive Officer of TDT, became the beneficial owner of more than 5% of our outstanding common stock and was appointed to our board of directors. In connection with the acquisition, we issued a promissory note payable to Mr. Beck in the principal amount of $15,300,000, which note was repaid in full in 2004.

Consulting Agreements

In connection with the purchase of the business of Lau Security Systems, we entered into consulting agreements with Denis K. Berube, Executive Vice President and Chief Operating Officer of Lau and a member of our Board, and Joanna Lau, President and Chief Executive Officer of Lau and the beneficial owner of more than 5% our outstanding stock. Under the consulting agreements, each of Mr. Berube and Ms. Lau will receive annual compensation of $125,000. Each agreement terminates at the earlier of January 10, 2012 or the commencement of the consultant’s full-time employment elsewhere.

In connection with the acquisition of TDT, we entered into a consulting agreement with B.G. Beck, the former President and Chief Executive Officer of TDT. Immediately upon the completion of the acquisition, Mr. Beck was appointed to our board of directors. Mr. Beck is the beneficial owner of more than 5% of our outstanding stock. Under the consulting agreement, Mr. Beck received annual compensation of $300,000. The consulting agreement terminated on April 14, 2006.

Relationship With L-1 Investment Partners, LLC

Investment in Viisage: On December 16, 2005, Viisage issued and sold to Aston Capital Partners, L.P., an affiliate of L-1, 7,619,047 shares of our common stock at $13.125 per share and issued to Aston warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share.

Aston is a private investment fund organized as a limited partnership and managed by its general partner, Aston Capital Partners GP LLC and L-1. Robert LaPenta, James DePalma, Joseph Paresi and Doni Fordyce directly and indirectly hold all the beneficial ownership in the general partner and L-1. Prior to Aston’s investment in Viisage, Viisage had no other relationships with L-1 and its affiliates, except that Messrs. LaPenta and DePalma were individual investors in Viisage.

Under the terms of the investment agreement entered into with Aston:

•	Mr. LaPenta was appointed Chairman of the Viisage board of directors.

•	Aston has the right to nominate two additional board members, each of whom must be independent as defined in the relevant rules of the Nasdaq National Market on which our common stock is listed. George Tenet is the first director nominated by Aston. Aston has not yet nominated a second director.

•	Mr. LaPenta became the chair of a new five-member Strategic Committee of the Viisage board of directors, with the right to appoint two of the other four members of that committee, only one of whom may be an L-1 board designee.

•	$85 million of the $100 million proceeds from the sale of the shares must be used for acquisitions unless otherwise approved by Mr. LaPenta.

•	Commencing one year after the closing of the transaction, Aston will have the right on two occasions to demand that we file a registration statement covering the resale of the shares of our common stock held by Aston and the shares of our common stock issuable upon exercise of the warrants.

Employment of L-1 general partners with Viisage: Following the proposed merger between us and Identix, Mr. LaPenta will be the chairman of the board, Chief Executive Officer and Chief Operating Officer of the combined company. At the same time, James DePalma and Joseph Paresi, general partners of L-1, will become Executive Vice President and Chief Financial Officer, and Executive Vice President and Chief Marketing and Sales Officer, respectively, of the combined company. We are finalizing the compensation arrangement with L-1 for the continuing services of Messrs. LaPenta, Paresi, and DePalma.

Potential lease with L-1: Before the closing of the merger, we will cooperate with Identix in good faith to mutually agree on reasonable arm-length terms and conditions pursuant to which the corporate headquarters of the combined company will be moved to the present offices of L-1 in Stamford, Connecticut.

Non-competition agreement: As a condition to the closing of the merger, Viisage and L-1 will enter into a termination and noncompete agreement in form and substance satisfactory to Viisage and Identix which among other things, (1) terminates all arrangements (other than those specifically identified in such agreement) whereby L-1 and its affiliates provide financial, advisory, administrative or other services to us or our affiliates, and (2) prohibits L-1 and its affiliates from directly advising, performing services for, investing in or entering into any other agreement with any person that competes directly or indirectly with us or Identix, which includes without limitation in the word-wide biometric, credentialing and ID management business (other than with respect to investments of L-1 and its affiliates specifically identified in such agreement).

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2004 and December 31, 2005, fees for services provided by BDO Seidman were as follows:

	Year Ended December 31,
	2004	2005
Audit Fees	$809,875	$1,306,000
Audit-Related Fees	—	—
Tax Fees	$22,500	32,100
All Other Fees	—	—

Total:	$832,375	$1,338,100

“Audit Fees” consisted of fees billed for professional services rendered by BDO Seidman for the audit of our annual financial statements for the years ended December 31, 2004 and 2005, and the reviews of our financial statements included in our quarterly reports on Form 10-Q during the years ended December 31, 2004 and 2005, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. The audit committee must pre-approve all audit and permitted non-audit services for which our independent auditors may be engaged. All audit and non-audit services provided by BDO Seidman in 2004 and 2005 were approved in advance by the audit committee, and no fees were paid in 2004 or 2005 under a de minimis exception that waives pre-approval for certain non-audit services.

The audit committee has determined that BDO Seidman’s provision of services other than for its audit and reviews of Viisage’s financial statements is compatible with maintaining the independence of BDO Seidman.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a), (c) Financial Statements and Schedules

For a list of financial statements included herein see Index on page 58 of the Form 10-K filed on March 16, 2006.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 16 through 21.

EXHIBIT INDEX

Exhibit No.	Filed or Furnished Herewith	Description
2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.6	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.7	(v)	Agreement and Plan of Merger dated as of October 5, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp.

2.8	(cc)	Agreement and Plan of Merger dated as of November 15, 2005 by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

2.9	(ee)	Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated.

2.10	(ii)	Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp.

3.1	(a)	Restated Certificate of Incorporation of Viisage Technology, Inc.

3.2	(j)	Second Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc.

3.3	(a)	By-Laws of Viisage Technology, Inc.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(y)	Third Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

3.7	(gg)	Fourth Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc. filed with the Secretary of State of Delaware on December 16, 2005.

4.1	(a)	Specimen certificates for shares of Viisage Technology, Inc. Common Stock.

9.1	(dd)	Form of Voting Agreement among Viisage Technology, Inc. and certain stockholders of Identix dated January 11, 2006.

9.2	(cc)	Form of Voting Agreement among Identix Incorporated and certain stockholders of Viisage Technology, Inc. dated January 11, 2006.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

Exhibit No.	Filed or Furnished Herewith	Description
10.2	(a)	Form of Administration and Services Agreement between Viisage Technology, Inc. and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between Viisage Technology, Inc. and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between Viisage Technology, Inc. and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between Viisage Technology, Inc. and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11	(a)	Contract between Viisage Technology, Inc. and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between Viisage Technology, Inc. and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between Viisage Technology, Inc. and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

Exhibit No.	Filed or Furnished Herewith	Description
10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001 (including Exhibit B—Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Denis Berube.

10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Joanna Lau.

10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between Viisage Technology, Inc. and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between Viisage Technology, Inc. and James P. Ebzery.

10.48	(m)	License and Distribution agreement dated May 11, 2002 between Viisage Technology, Inc. and Hummingbird Defense Systems, Inc.

10.51	(o)	Loan Agreement dated May 30, 2003 between Viisage Technology, Inc. and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between Viisage Technology, Inc. and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between Viisage Technology, Inc. and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

Exhibit No.	Filed or Furnished Herewith	Description
10.57	(t)	Letter Agreement dated September 8, 2003 between Viisage Technology, Inc., Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

10.58	(w)	Registration Rights Agreement dated as of February 14, 2004 by and between Viisage Technology, Inc. and B.G. Beck.

10.59	(v)	Registration Rights Agreement dated as of October 5, 2004 by and among Viisage Technology, Inc. and the stockholders named therein.

10.60	(x)	Loan and Security Agreement dated as of December 14, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc., Trans Digital Technologies Corporation, Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.61	(y)	First Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.62	(aa)	Second Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.63	(bb)	Investment Agreement between Viisage Technology, Inc. and L-1 Investment Partners, LLC dated as of October 5, 2005.

10.64	(bb)	Form of First Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.65	(bb)	Form of Second Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.66	(bb)	Form of Registration Rights Agreement to be entered into by Viisage Technology, Inc. and L-1 Investment Partners, LLC.

10.67	(bb)	Voting Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.68	(bb)	Voting Agreement between Viisage Technology, Inc. and Mr. Buddy Beck dated as of October 5, 2005.

10.69	(bb)	Lock-Up Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.70	(cc)	Membership Interest Purchase Agreement dated as of November 15, 2005 by and among L-1 Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

10.71	(cc)	Assignment and Assumption Agreement dated as of November 15, 2005 by and between Viisage Technology, Inc. and Aston Capital Partners, L.P.

10.72	(z)	Employment Agreement dated as of July 20, 2005 between Viisage Technology, Inc. and Bradley T. Miller.

10.73	(hh)	Third Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometric Systems, Inc. and Citizens Bank of Massachusetts.

Exhibit No.	Filed or Furnished Herewith	Description
10.74	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Elliot J. Mark.

10.75	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bernard C. Bailey.

10.76	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bradley T. Miller.

18.1	(jj)	Letter dated as of March 16, 2006 from BDO Seidman LLP to Viisage Technology, Inc.

21.1	(jj)	Subsidiaries.

23.1	(jj)	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Note	Description
*	Filed herewith.

(a)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1999.

(g)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2001.

Note	Description

(m)	Filed as exhibit 10 to Viisage Technology, Inc.’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2003.

(u)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on April 16, 2004 and incorporated herein by reference.

(v)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 8, 2004.

(w)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-121212) filed December 13, 2004.

(x)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2004.

(y)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2004.

(z)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1/A Registration Statement (File No. 333-121212) dated September 9, 2005.

(aa)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(bb)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 11, 2005.

(cc)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed November 15, 2005.

(dd)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 11, 2006.

(ee)	Included as Annex A to the joint proxy statement/ prospectus that is part of this registration statement.

(ff)	Included as Annex D to the joint proxy statement/ prospectus that is part of this registration statement.

(gg)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 16, 2005 and incorporated herein by reference.

(hh)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-4 filed February 14, 2006.

(ii)	Included as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 5, 2006.

(jj)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2006.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer