Form 10-Q
period 2006-03-31
VIISAGE TECHNOLOGY INC
filed 2006-05-17
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2006
Common stock, $.001 par value	29,074,156

VIISAGE TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1– FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$46,428	$72,385
Accounts receivable, net	15,500	14,615
Inventories and other costs	6,953	4,903
Other current assets	1,491	520
Restricted assets	364	428

Total current assets	70,736	92,851
Property and equipment, net	19,453	19,495
Goodwill	175,450	152,224
Intangible assets, net	31,578	27,287
Other assets	4,446	2,251

Total assets	$301,663	$294,108

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,971	$11,384
Payable to prime contractor	364	428
Current portion of long term debt	242	154
Current portion of deferred revenue	3,445	2,579
Other current liabilities	161	824

Total current liabilities	22,183	15,369
Long term debt, net of current portion	272	403
Deferred tax liability	2,472	1,964
Deferred revenue, net of current portion	1,778	1,712

Total liabilities	26,705	19,448
Shareholders’ equity	274,958	274,660

	$301,663	$294,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2006	April 3, 2005
Revenues:
Service revenues	$15,213	$10,061
Product revenues	8,225	6,749

Total revenues	23,438	16,810

Cost of revenues:
Service cost of revenues (includes $85 stock-based compensation in 2006)	11,372	7,121
Product cost of revenues	3,799	3,060
Amortization of purchased intangible assets	1,868	1,218

Total cost of revenues	17,039	11,399

Gross Profit:	6,399	5,411

Operating expenses:
Sales and marketing (includes $171 stock-based compensation in 2006)	2,369	2,109
Research and development (includes $97 stock-based compensation in 2006)	1,611	1,229
General and administrative (includes $306 stock-based compensation in 2006)	4,577	3,364
Amortization of purchased intangible assets	117	100

Total operating expenses	8,674	6,802

Operating Loss:	(2,275)	(1,391)
Interest income	671	31
Interest expense	(6)	(47)
Other income, net	17	123

Loss before income taxes:	(1,593)	(1,284)
Provision for income taxes	(565)	(358)

Net loss	$(2,158)	$(1,642)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)

Weighted average basic and diluted shares	29,008	19,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance, December 31, 2004	$19	$204,167	$(49,074)	$(322)	$154,790
Exercise of employee stock options	—	802	—	—	802
Common stock issued for director fees	—	330	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	101
Common stock issued for acquisition	2	27,408	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	1,933
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	(2,076)	(2,076)	$(2,076)
Net loss	—	—	(7,353)	—	(7,353)	(7,353)

Comprehensive Loss						$(9,429)

Balance, December 31, 2005	29	333,456	(56,427)	(2,398)	274,660
Exercise of employee stock options (Unaudited)	—	1,013	—	—	1,013
Common stock issued under employee stock purchase plan (Unaudited)		146	—	—	146
Stock-based compensation expense		659	—	—	659
Comprehensive Loss:
Foreign currency translation adjustment (Unaudited)	—		—	638	638	$638
Net loss (Unaudited)	—		(2,158)		(2,158)	(2,158)

Comprehensive Loss					—	$(1,520)

Balance, March 31, 2006 (Unaudited)	$29	$335,274	$(58,585)	$(1,760)	$274,958

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	April 3, 2005
Cash Flows from Operating Activities:
Net loss	$(2,158)	$(1,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,094	2,861
Expenses paid in common stock	—	62
Stock-based compensation expense	659	—
Deferred tax provision	508	298
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(373)	4,065
Inventories and costs and estimated earnings in excess of billings	(862)	(584)
Other assets	(969)	74
Deferred revenue	925	293
Accounts payable and accrued expenses	1,877	(5,807)

Net cash provided by (used for) operating activities	3,701	(380)

Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(29,362)	—
Additions to property and equipment	(1,311)	(908)
Proceeds from sale of equipment	—	500
Increase in other assets	—	(235)

Net cash used for investing activities	(30,673)	(643)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(131)	(119)
Net proceeds from issuance of common stock	1,159	—

Net cash provided by (used for) financing activities	1,028	(119)

Effect of exchange rate changes on cash	(13)	(8)
Net decrease in cash and cash equivalents	(25,957)	(1,150)
Cash and cash equivalents, beginning of period	72,385	11,309

Cash and cash equivalents, end of period	$46,428	$10,159

Cash Paid for Interest:	$7	$19
Cash Paid for Taxes:	$317	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Viisage’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Viisage and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the results and financial position for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Viisage’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of Viisage and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation

Background of Stock Plans

Viisage has several stock based incentive plans. The 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the “Option Plans”), permits the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors vest either immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant.

In fiscal year 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for Directors Plan to compensate non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 320,000 shares of Viisage common stock. This plan allows directors to elect to receive their board compensation in cash or stock.

At March 31, 2006, the Company has reserved 2,400,000 shares of common stock for issuance under the 1996 Management Stock Option Plan, of which 8,915 shares are available for future grants. The Company has reserved 2,000,000 shares of common stock for issuance under the 2005 Plan, of which 1,862,477 shares are available for future grants. The Company had reserved 430,646 shares of common stock for issuance under the 1996 Director Stock Option Plan, prior to its expiration in 2005.

In connection with the ZN Vision Technologies AG acquisition, as more fully described in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005, the Company assumed ZN’s employee share option plan and accordingly has reserved 1,138,546 shares of Viisage common stock for future issuance to participants in this plan. The options under this plan were fully vested prior to the close of the transaction.

As part of the Imaging Automation, Inc. (“iA”) acquisition, as more fully described in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction and accordingly the Company has reserved 226,108 shares of Viisage common stock for issuance to the plan’s participants.

Change in Accounting for Stock-based Compensation

On January 1, 2006, Viisage adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore the Company generally recognized compensation expense for restricted stock awards and directors’ fees paid in common stock and did not recognize compensation cost for employee stock options. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. The Company chose the modified prospective transition methodology and accordingly, has not restated the results of prior periods.

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, Viisage uses the Black-Scholes valuation model to estimate the fair value of option awards. The modified prospective method of transition requires compensation expense related to share based payments to be recognized beginning on the adoption date: over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized in the Company’s valuation of stock option awards.

Expected stock price volatility	110%
Risk free interest rate	4.3%
Expected life of options	6.3	Years
Expected annual dividends	—

The expected volatility rate was based on the historical volatility of the Company’s common stock. The expected term represents the average time options that vest are expected to be outstanding based on the vesting provisions and the

Company’s historical exercise, cancellation and expiration patterns. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based employee compensation expense was $659,000 for the three months ending March 31, 2006 and includes $33,000 related to non-vested stock compensation expense. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three months ended March 31, 2006 and did not capitalize any such costs on the consolidated balance sheets. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

Three Months Ended March 31, 2006
Cost of sales	$85
Research and development	97
Selling and marketing	171
General and administrative	306

Stock-based compensation expense before tax	659
Less: income tax benefit	—

Net stock-based compensation expense	$659

The net effect of the adoption of SFAS No. 123(R) on the Company’s financial results for the three months ended March 31, 2006 were as follows (in thousands, except for per share data):

Effect of Adoption of SFAS 123R
Expense recognized pursuant to adoption of SFAS No. 123(R)	$626
Increase in net loss	$626
Change in cash flows from operating activities	$—
Change in cash flows from financing activities	$—
Change in basic and diluted loss per share	$(0.02)

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three months ended April 3, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee awards.

Three Months Ended April 3, 2005
Net loss, as reported	$(1,642)
Add: stock based employee compensation expense Included in reported net income (loss), net of tax	34
Deduct: stock-based compensation expense determined Using fair value based method for all awards, net of tax	(319)

Net loss, pro forma	$(1,927)

Net loss per common share:
Basic and diluted, as reported	$(0.09)

Basic and diluted, proforma	$(0.10)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair values of options granted during the three-month period ended April 3, 2005 were calculated using the following weighted-average assumptions:

Expected stock price volatility	85%
Risk free interest rate	4.3%
Expected life of options	10	Years
Expected annual dividends	—

Stock Options

The following table summarizes the stock option activity from January 1, 2006 through March 31, 2006:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,296,022	$9.97
Granted	241,000	18.62
Exercised	104,031	9.06
Canceled/expired/forfeited	77,789	6.23

Outstanding at March 31, 2006	2,355,202	$11.11

Exercisable at March 31, 2006	1,292,521	$8.45

The weighted-average grant date fair value for options granted during the three-month period ended March 31, 2006 was $15.90.

Non-Vested Shares

Viisage had 20,715 non-vested stock shares outstanding at March 31, 2006 all of which were granted in 2005, vest ratably over a four-year period and had an aggregate grant date fair value of $237,000. No non-vested stock shares were granted, forfeited or cancelled during the three months ended March 31, 2006. The total unrecognized compensation cost related to non-vested shares was approximately $213,000 at March 31, 2006.

Computation of Net Loss per Share

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 4,407,000 and 2,227,200 common equivalent shares for the three-month periods ended March 31, 2006 and April 3, 2005, respectively, consisting of all outstanding options and warrants were not reflected in the dilutive net loss per share calculations as their effect would be anti-dilutive.

Inventory and Suppliers

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

Comprehensive Income Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports accumulated other comprehensive loss in its condensed consolidated balance sheets. Comprehensive loss includes net loss and other comprehensive income (loss), which includes current period foreign currency translation adjustments. Assets and liabilities of Viisage’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity in accordance with SFAS No. 130. The accumulated other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, Foreign Currency Translation of approximately $638,000 for the three months ended March 31, 2006. The Company had approximately $1.8 million and $2.4 million of accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005, respectively.

Foreign Currency Transactions

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. Other income (expense) included net gains of approximately $12,000 and $123,000 for the three-month periods ended March 31, 2006 and April 3, 2005, respectively, and was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases made in those periods, net of any hedging transactions.

Reclassification of Prior Year Amortization Expense

In the first quarter of 2006, the company began classifying amortization expense related to acquired technology intangible assets in cost of revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The company corrected the classification in the first quarter of 2005 by reclassifying $359,000 from operating expenses to cost of revenues to conform to the requirements of SFAS No. 86. There was no change to operating loss or loss per share as a result of this reclassification.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the provisions of SFAS No. 155 and does not believe adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes. SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The statement is effective for us beginning in 2006 and did not have a material impact on our consolidated earnings, financial position or cash flows.

3. INCOME TAXES

The deferred income tax provision for the three month periods ended March 31, 2006 and April 3, 2005 includes approximately $508,000 and $298,000, respectively, which represents the recording of a deferred tax asset, a valuation allowance against the deferred tax asset and the recognition of a deferred tax liability related to amortization of tax deductible goodwill for which the period over which the related timing difference will reverse is indefinite. These deferred tax liabilities cannot be used to offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. The Company has recorded a full valuation reserve for all deferred tax assets, including those which are created as a result of the amortization of goodwill for income tax purposes. In the fourth quarter of 2005, the Company acquired IBT in a transaction partially accounted for as an asset purchase for tax purposes, and acquired the assets of the AutoTest business. In 2004, the Company made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. These transactions resulted in future tax deductible amortization expense of the related goodwill for tax purposes. State income tax expense for the three month periods ended March 31, 2006 and April 3, 2005 was $57,000 and $58,000, respectively, and is primarily the result of minimum tax amounts due in state jurisdictions in which the Company operates.

4. RELATED PARTY TRANSACTIONS AND SHAREHOLDERS’ EQUITY

Aston Capital Partners, L.P. (“Aston”), Lau Technologies (“Lau”), and Mr. Buddy Beck beneficially own approximately 27.7%, 7.4%, and 7.9%, respectively, of Viisage’s outstanding common stock. Readers are referred to the “Notes to Consolidated Financial Statements” section of Viisage’s 2005 Annual Report on Form 10-K for further discussion. There have been no material changes to the Company’s related party transactions since year end other than as described in such Notes.

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. Effective with the acquisition of IBT in December 2005, the Company’s business began operating in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment. Effective with the acquisition of SecuriMetrics in February 2006, the Company began operating in a third segment. The Company categorizes product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Company’s fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening, and its SecuriMetrics segment provides full-function handheld iris recognition and multi-modal biometric devices, software applications and services.

During the three months ended April 3, 2005, the Company operated in a single segment, the advanced technology identity solutions segment, and thus all revenues and the entire operating loss was generated from that segment. The Company measures segments based on revenues, operating income/(loss) and total assets. Operating results by segment for the three months ended March 31, 2006 were as follows (in thousands):

	Revenue	Operating Income (Loss)	Total Assets
Segment:
Advanced technology identity solutions(*)	$17,051	$(1,705)	$201,597
Fingerprint products and services	5,588	(34)	68,645
SecuriMetrics	799	(536)	31,421

Totals	$23,438	$(2,275)	$301,663

(*)	Includes corporate general and administrative expenses.

Revenues by market for the three months ended March 31, 2006 and April 3, 2005 were as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 3, 2005
State and Local	$17,561	$8,983
Federal	5,670	7,627
Commercial/Emerging Markets	207	200

	$23,438	$16,810

Viisage’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended
	March 31, 2006	April 3, 2005
United States	$21,259	$15,801
Rest of World	2,179	1,009

	$23,438	$16,810

The Company did not have significant international sales to individual countries for the periods presented.

For the three-month period ended March 31, 2006, two customers, the Transportation Security Administration and the U.S. Department of State, accounted for 19% and 18% of our revenues, respectively. For the three-month period ended April 3, 2005, one customer, the U.S. Department of State, accounted for 29% of our revenues. As of March 31, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of total accounts receivable, which was approximately $2.9 million and $3.3 million, respectively.

6. ACQUISITIONS

Pending Business Combination

On January 11, 2006, Viisage, through a wholly-owned subsidiary VIDS Acquisition Corp. (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Identix Incorporated, a Delaware corporation (“Identix”). Under the Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as a wholly-owned subsidiary of Viisage (the “Merger”). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of Viisage common stock for each share of Identix common stock they own (the “Exchange Ratio”). Based upon Viisage’s closing price of $17.69 on Wednesday, January 11, 2006, this represented a price of $8.367 per Identix share. To the extent permitted by Identix’ stock option plans, Viisage will assume Identix’ stock option plans and outstanding stock options and will assume all outstanding warrants to purchase Identix common stock, which will be converted into the right to receive Viisage common stock based on the Exchange Ratio. Viisage and Identix have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the Merger (in the case of Identix) and approval of the stock issuance in connection with the Merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for the board of directors of Viisage to recommend approval of the stock issuance and charter amendments. Consummation of the Merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, effectiveness of a Form S-4 registration statement, accuracy of representations, and receipt of tax opinions. The Agreement contains certain termination rights for both Viisage and Identix, and further provides that, upon termination of the Agreement under specified circumstances, the terminating party must pay a termination fee of $20 million. This transaction is expected to close mid-year in 2006.

In connection with the pending merger with Identix, the Company expects to pay L-1 Investment Partners, LLC, an affiliate of Aston, for strategic advice, due diligence and other services relating to the merger. The form and amount of such payments cannot be estimated accurately at this time.

SecuriMetrics, Inc.

On February 17, 2006, Viisage acquired 100% of SecuriMetrics, Inc. for $30 million in cash, including $2 million placed in escrow for 18 months. In addition, the SecuriMetrics stockholders will have an opportunity to earn up to an additional $13 million in consideration if key performance thresholds are reached and contingencies are resolved, of which $11.5 million would be paid in shares of Viisage common stock at a fixed price of $17.69 per share and the remainder of $1.5 million would be paid in cash. Any additional contingent consideration will be accounted for as additional purchase price.

The Company acquired SecuriMetrics to complement and expand its biometrics product and services offerings to include iris recognition and does not expect to integrate it with either of its two previously existing segments. In addition, SecuriMetrics is the sole US-based manufacturer of iris recognition products and has strong relationships with the agencies of the U.S. government. The results of operations of SecuriMetrics have been included in the consolidated results of operations of the Company subsequent to the date of acquisition.

The following unaudited pro forma operating data are presented as if the acquisition of SecuriMetrics had occurred at the beginning of each period presented. The unaudited pro forma data is for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had Viisage and SecuriMetrics been operating as combined entity for the periods presented. Unaudited pro forma revenue, loss and loss per share information for the three months ended March 31, 2006 and April 3, 2005 were as follows (in thousands, except per share amounts):

	For the three months ended
	March 31, 2006	April 3, 2005
Revenues	$23,631	$19,052
Net loss	(4,172)	(1,588)
Basic and diluted net loss per share	$(0.14)	$(0.08)

The net loss for SecuriMetrics for 2006 prior to acquisition includes approximately $752,000 of bonuses paid to employees of SecuriMetrics in connection with the sale of the company.

The purchase price of SecuriMetrics is estimated as follows (in thousands):

Cash paid	$30,000
Direct acquisition costs	286

Total purchase price	$30,286

The purchase price of SecuriMetrics was preliminarily allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$4,325
Property and equipment	658
Liabilities assumed	(3,162)
Identified intangible assets:
Completed Technology	2,700
Core Technology	3,100
Contract Backlog	100
Trade Name	300
Goodwill	22,265

$30,286

The purchase price allocation is preliminary and we are in the process of analyzing the outstanding litigation with Iridian Technologies, Inc. (Note 8), which could result in a change to the purchase price. The final allocation and estimated useful lives will be based on final analyses of identifiable intangible assets, property and equipment, and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities are obtained and reviewed. Differences between preliminary and final allocations are not expected to have a material impact on the Company’s results of operations. None of the goodwill is expected to be deductible for tax purposes.

In connection with the acquisition of SecuriMetrics, the Company expects to pay L-1 Investment Partners, LLC, an affiliate of Aston, for strategic advice, due diligence and other services relating to the acquisition. The form and amount of such payments cannot be estimated accurately at this time.

7. FOREIGN CURRENCY HEDGES

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

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. Other income (expense) included a gain of approximately $12,000 and a gain of $123,000 for the three-month periods ended March 31, 2006 and April 3, 2005, respectively, and was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases made in those years, net of any hedging transactions.

As of March 31, 2006, the Company had committed to six foreign currency forward contracts to purchase approximately 142.8 million Japanese yen for approximately $1.2 million. The fair value of these contracts at March 31, 2006 was approximately $1.2 million. All of these contracts have since been settled.

8. LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet and Denis K. Berube and other members of the Company’s Board of Directors. These lawsuits have been consolidated into one action. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage and certain of its officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If Viisage is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. It is possible that the Company’s insurance policies either may not cover potential claims of this type or may not be adequate to indemnify Viisage and its officers and directors for all liability that may be imposed. While the Company believes that the allegations and claims made in these lawsuits are wholly without merit and intends to defend the actions vigorously, Viisage cannot be certain that it will be successful in this litigation. If the Company is unsuccessful in the litigation, the Company may be required to pay material amounts which could adversely impact its financial position, results of operations and cash flows.

In September 2003, SecuriMetrics, Inc., a wholly-owned subsidiary of Viisage since February 2006 (see Note 6), commenced an action in the United States District Court for the District of New Jersey against Iridian Technologies, Inc. to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian has asserted counterclaims alleging that SecuriMetrics is in breach of or default under certain provisions of such license agreements. The Company believes that the allegations and claims made by Iridian in this lawsuit are wholly without merit and intends to defend the action vigorously. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could adversely affect its iris recognition business.

9. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
System assets held under capital leases	$151	$151
System assets	55,553	54,407
Computer and office equipment	6,598	5,882
Leasehold improvements	219	199

	62,521	60,639
Less accumulated depreciation	43,068	41,144

	$19,453	$19,495

10. SUBSEQUENT EVENTS

On May 2, 2006, the Company announced that the audit committee of the Company’s board of directors had appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in our 2005 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

COMPANY BACKGROUND

Viisage Technology, Inc. provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use these solutions to help solve the following three critical problems in identity verification and management:

•	assurance that an identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

We generate revenue through the sale and licensing of products and services for verifying and managing identities. Our revenues increased to approximately $23.4 million for the three months ended March 31, 2006 from $16.8 million for the three months ended April 3, 2005. Our net loss for the three months ended March 31, 2006 increased to $2.2 million from $1.6 million for the three months ended April 3, 2005. The net loss for the three month period ended March 31, 2006 included $626,000 of stock-based compensation expense related to the adoption of SFAS 123R effective January 1, 2006.

STRATEGIC INITIATIVES

The market for identity solutions has continued to develop at a rapid pace over the past 24 months. In particular, consumers of identity solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Building on the three acquisitions we completed in 2004, we have continued to address our customers’ requirements through multiple initiatives, including:

•	the proposed merger with Identix Incorporated, which is expected to close mid-year 2006, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings to identify individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications, which we believe will expand and better serve the addressable market and result in greater long-term growth opportunities than either company will achieve operating alone;

•	the February 2006 acquisition of SecuriMetrics, Inc., a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris, to better position both companies to vie for an even greater share of the biometrics market;

•	the December 2005 $100 million investment in us by Aston Capital Partners, L.P., and the appointment of Robert LaPenta, founder and Chief Executive Officer of L-1 Investment Partners, LLC, as Chairman of our Board of Directors;

•	the December 2005 acquisition of Integrated Biometric Technology, Inc., a provider of proprietary fingerprint technology and background screening solutions, an important multi-modal recognition capability, which added to our identity software and services portfolio allowing us to offer end-to-end protection and security of personal identities; and

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

IMPACT OF PROPOSED MERGER WITH IDENTIX

The proposed merger with Identix along with the acquisitions of IBT and SecuriMetrics are expected to have a material effect on the Company’s operations including but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancing of technical capabilities resulting from combining the intellectual capital of the combined entity

•	Consolidation of marketing resources and facilities.

•	Consolidation of corporate functions of the separate entities in Stamford, Connecticut.

•	Rationalizing technology costs and research and development activities

•	Realigning business units to complement each unit’s unique capabilities.

It is likely that in connection with the merger, costs will be incurred to realize the benefits of the merger including facilities restructuring, organizational restructurings and asset impairments. These costs and their timing have not yet been determined and are likely to be material.

SEGMENTS AND GEOGRAPHIC INFORMATION

SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and to assess performance. Effective with the acquisition of IBT in December 2005, the Company’s business began operating in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment. Effective with the acquisition of SecuriMetrics, the Company began operating in a third segment. The Company categorizes product and service revenues into three main categories identified by the markets which it serves: State and Local, Federal, and Commercial/Emerging Markets. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Company’s fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening, and its SecuriMetrics segment provides full-function handheld iris recognition and multi-modal biometric devices, software applications and services.

During the three months ended April 3, 2005, the Company operated in a single segment, the advanced technology identity solutions segment, and thus all revenues and the operating loss was generated from that segment. The Company measures segments based on revenues, operating income/(loss) and total assets. Operating results by segment for the three months ended March 31, 2006 are as follows (in thousands):

	Revenue	Operating Income (Loss)	Total Assets
Segment:
Advanced technology identity solutions(*)	$17,051	$(1,705)	$201,597
Fingerprint products and services	5,588	(34)	68,645
SecuriMetrics	799	(536)	31,421

Totals	$23,438	$(2,275)	$301,663

(*)	includes corporate general and administrative expenses.

Revenues by market for the three months ended March 31, 2006 and April 3, 2005 were as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 3, 2005
State and Local	$17,561	$8,983
Federal	5,670	7,627
Commercial/Emerging Markets	207	200

	$23,438	$16,810

Viisage’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended
	March 31, 2006	April 3, 2005
United States	$21,259	$15,801
Rest of World	2,179	1,009

	$23,438	$16,810

Of the total revenue for the three month periods ended March 31, 2006 and April 3, 2005, approximately $1.8 million and $1 million were earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

For the near future, we believe that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the three-month period ended March 31, 2006, two customers, U.S. Transportation Security Administration and the Department of State accounted for 19% and 18% of our revenues, respectively. For the three-month periods ended April 3, 2005, one customer, U.S. Department of State, accounted for 29% of our revenues. As of March 31, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of total accounts receivable, which was approximately $2.9 million and $3.3 million, respectively.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, other intangible assets and goodwill. As of March 31, 2006, the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.5 million, $31.6 million and $175.5 million, respectively. As of December 31, 2005, the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.5 million, $27.3 million and $152.2 million, respectively.

We depreciate property, plant and equipment and intangible assets that have finite lives, and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of our identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss were identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we would record depreciation and amortization over fewer future periods, which would reduce our earnings.

Factors we generally consider important which could trigger an impairment review of the carrying value of other long-lived tangible and intangible assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the manner of use of acquired assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of product lines by ourselves or our customers;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of March 31, 2006, future events could cause us to conclude otherwise.

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

Due to our acquisitions dating back to 2004, goodwill and other intangible assets were recorded as a result of the purchase price allocation of the acquired businesses. The amounts recorded for goodwill and other intangible assets represent estimates of fair values which are based on current valuation methodologies. With respect to the 2006 acquisition, the valuation is preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material.

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

As of March 31, 2006, we have recorded goodwill of $175.5 million. We perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Future cash flows and operating results used in the impairment review are based on management’s projections and assumptions. Actual results could differ from such projections used to originally value the acquisitions, which could result in significant impairment charges in the future.

Revenue Recognition

Historically, revenue consisted primarily of sales from the delivery of personal identification solutions to federal and state government customers, some of which are fulfilled through the delivery of hardware and software licenses, as well as providing software maintenance, technical support, training, installation and consulting services. Revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists – We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred – For Product Sales, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable – Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable – We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

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

Revenue on these transactions is generally recognized upon passage of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor, and on a net basis where we are the subcontractor.

Many of our arrangements include multiple elements for which we apply the provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements typically include one or more of the following: hardware, software licenses, rights to additional software products, software maintenance, hardware replacement, technical support services, training, installation and consulting services. For multiple-element arrangements including software, which do not involve significant modification or customization of the software or services that are considered essential to the functionality of the software, we allocate value to each element based on its relative fair value, if sufficient vendor-specific objective evidence (“VSOE”) of fair value exists for each element of the arrangement. VSOE of fair value is determined based on the price charged when each element is sold separately. If sufficient VSOE exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on VSOE of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element. If sufficient VSOE does not exist for all undelivered elements, revenue is deferred until such evidence does exist for any undelivered elements, generally maintenance and support, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

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

For contracts for which revenue is recognized under the units-of-delivery method, costs related to the hardware element are capitalized and are depreciated over the lesser of the contract term or the useful life, beginning when the system goes into service. The delivery of these credentials typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Nonperformance of training, consumables management, maintenance and support services would prevent receipt of payment for the costs incurred in the customization, design and installation of the system. EITF 00-21 limits the amount of revenue allocable to the customization, design and installation of the system to the amount that is not contingent upon the production of credentials. Revenue on these contracts under EITF 00-21 is earned based on, and is contingent upon, the production of credentials from the system. Due to the contingent performance of credential production in secure credentials contracts, we defer revenue recognition for the system design and installation phase of such contracts, including customized software and equipment, and recognize revenue as credentials are produced. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service.

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

Derivative Instruments and Hedging Activities

In 2005, Viisage began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. As of March 31, 2006, Viisage had committed to six foreign currency forward contracts to purchase approximately 142.8 million Japanese Yen for approximately $1.2 million. The fair value of these contracts at March 31, 2006 was approximately $1.2 million. All of these contracts have since been settled.

RESULTS OF OPERATIONS

The results of operations of the Company in the first quarter of 2006 have been materially impacted by the acquisitions of IBT, SecuriMetrics and the AutoTest product line as well as the adoption of SFAS No. 123(R) and increases in the Company’s cash balance. The following schedule summarizes the most significant developments that affected the Company’s results of operations for the quarter ended March 31, 2006 as compared to the same period in the prior year (in thousands):

Net Income/(Loss)
Quarter ended April 3, 2005	$(1,642)
Effect of:
IBT Acquisition	(34)
SecuriMetrics Acquisition	(536)
AutoTest Acquisition	527
Adoption of SFAS No. 123(R)	(626)
Interest income from increased cash balances	640
Other	(487)

Total, quarter ended March 31, 2006	$(2,158)

The 2006 results of operations were significantly affected by the acquisitions of IBT, which comprises the entire fingerprint products and services segment, and SecuriMetrics. The following table summarizes the effects to the statement of operations:

	March 31, 2006	April 3, 2005	Net Change	Change due to acquired segments	Other Changes
Revenues	23,438	16,810	6,628	6,387	241
Cost of Revenues	17,039	11,399	5,640	5,432	208

Gross Margin	6,399	5,411	988	955	33
Operating Expenses	8,674	6,802	1,872	1,525	347

Operating Loss	(2,275)	(1,391)	(884)	(570)	(314)

Viisage is seeing increased levels of activity in terms of the size and number of contracts which are addressable by the Company, and we believe this trend will continue. Foreign, U.S., and State Government, and commercial programs include the Western Hemisphere Travel Initiative, U.S. VISIT, HSPD-12, REAL ID, TWIC and Registered Traveler, each of which represent significant business opportunities for the Company.

The following summarizes the segment information for the three months ended March 31, 2006 and April 3, 2005:

	Three Months Ended
	March 31, 2006	April 3, 2005
Advanced Technology Identity Solutions
Revenues	$17,051	$16,810
Operating Loss	(1,705)	(1,391)
Fingerprint Products and Services
Revenues	5,588	—
Operating Loss	(34)	—
SecuriMetrics
Revenues	799	—
Operating Loss	(536)	—
Consolidated
Revenues	23,438	16,810
Operating Loss	(2,275)	(1,391)

All corporate costs are included in the advanced technology identity solutions segment. The Company measures performance of each segment by reference to revenues and operating income (loss).

The following discussion of operations by management focuses on the advanced technology identity solutions results of operations for the first quarter of 2006 compared to the same period in the prior year.

Advanced Technology Identity Solutions Results of Operations

Revenue

	Three Months Ended
	March 31, 2006	Percent Change	April 3, 2005
Service revenues	$9,625	-7%	$10,392
Product revenues	7,426	16%	6,418

Total revenues	$17,051	1%	$16,810

Services revenues include multi-year service contracts for systems implementation, maintenance, credential production and other related services. During the three-month period ending March 31, 2006, service revenues decreased approximately $767,000. For the state and local market, service revenue decreased by $356,000 to approximately $7.0 million from $7.4 million in the first quarter of 2005. This decrease was primarily due to the net effect of completion of drivers’ license contracts ending in 2005 resulting in decreased revenue of approximately $1.2 million compared to the same quarter in the prior year, partially offset by a new drivers’ license contract that entered full production in the fourth quarter of 2005 and contributed approximately $229,000 to first quarter of 2006, and increased card volumes and the completion of milestones of approximately $615,000 compared to the prior year period. Facial recognition software service revenue decreased by approximately $686,000 for the three months ended March 31, 2006 compared to the same quarter in the prior year due to completion of the implementation phase of three significant contracts in the first quarter of 2005. The declines in services revenue were partially offset by Federal service revenue, which increased approximately $275,000 during the first three months of 2006 compared to the same period in the prior year primarily due to services performed for the Department of State on the e-passport program.

Product revenues for Historical Viisage include the sale of printers and consumables under our contract with the Department of State, document authentication systems, testing systems, and facial recognition software. Product revenues in the three-month period ended March 31, 2006 increased by $1.0 million relative to the comparable period in the prior year. Revenues from sales of document authentication and testing systems increased by approximately $1.7 million, primarily as a result of two significant customer orders, partially offset by a previously anticipated decline in product sales to the Federal government.

Cost of Revenues and Gross Margin

	Three Months Ended
	March 31, 2006	April 3, 2005
Services cost of revenues	$6,709	$7,121
Product cost of revenues	3,373	3,060
Stock based compensation expense	85	—
Amortization of purchased intangible assets	1,441	1,218

	$11,608	$11,399

As a percentage of revenues	68%	68%

	Three Months Ended
	March 31, 2006	April 3, 2005
Gross Margin	$5,443	$5,411
As a percentage of revenues	32%	32%

The increase in product gross margin as a percentage of sales for the three months ended March 31, 2006 is primarily the result of the sale of higher margin product to the Department of State and sales of our facial recognition software. The decline in services gross margin as a percentage of revenues is a result of the previously anticipated completion of drivers’ license contracts in states in which the asset base was fully depreciated. As a percentage of revenue, amortization expense increased from 7% in the first quarter of 2005 to 9% in the first quarter of 2006. Amortization expense included in cost of revenues increased as a result of the amortization of completed technology intangible assets associated with the purchase of the AutoTest business in December 2005.

Sales and Marketing Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
Sales and Marketing Expenses	$1,969	$2,109
As a percentage of net revenues	12%	13%

Sales and marketing expense consists primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. The net decrease for the three months ended March 31, 2006 compared to the same period in the prior year is $139,000, and was primarily the result of decreased use of outside professional services and the timing of trade shows. We expect our sales and marketing expenses to decline as a percentage of revenues in future quarters.

Research and Development Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
Research and Development Expenses	$1,236	$1,229
As a percentage of net revenues	7%	7%

Research and development expense consists primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. The slight increase in research and development expenses, both in relative and absolute terms, is a result of increases in personnel costs. We expect our research and development expenses to decline as a percentage of revenues in future quarters.

General and Administrative Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
General and Administrative Expenses	$3,449	$3,364
As a percentage of net revenues	20%	20%

General and administrative expenses consist primarily of salaries and related personnel costs for our executive and administrative personnel, professional and board of directors fees, public and investor relations and insurance. For the three-month period ending March 31, 2006, the increase in general and administrative expenses was $99,000 relative to the comparable period in the prior year, and was primarily the result of increased personnel costs of $273,000, partially offset by the reduction of professional fees from the first quarter of 2005 related to the completion of the prior year annual audit. We expect our general and administrative expenses to decline as a percentage of revenues in future quarters.

Fingerprint Products and Services Results of Operations

IBT was acquired on December 16, 2005, and its results of operations have been consolidated since that time and comprises the fingerprint products and services segment. Service revenues from IBT were approximately $5.6 million for the three month period ending March 31, 2006. Approximately 90% of these revenues were derived from contracts with the Transportation Security Administration and the Florida Department of Financial Services.

Service cost of revenue was approximately $4.6 million, or 82% of revenues, for the three month period ending March 31, 2006, and consists of variable costs paid to the relevant government agencies that evaluate the fingerprints as well as costs for subcontractor services to capture and transmit fingerprints and to process related transactions. Amortization of intangible assets associated with customer contracts and completed technology amounted to $239,000, or 4% of revenues, and is included in total cost of revenues. As a percentage of revenue, amortization expense is expected to decrease as revenues increase.

Sales and marketing expense excluding stock compensation and amortization of purchased intangible assets was approximately $103,000, or 2% of revenues, and consists primarily of salaries and related personnel costs, travel and entertainment expenses.

General and administrative expense excluding stock compensation and amortization of purchased intangible assets was approximately $584,000, or 10.5% of revenues, and consists primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, and professional fees.

SecuriMetrics Results of Operations

SecuriMetrics was acquired on February 17, 2006, and its results of operations have been consolidated since that time. Revenues from SecuriMetrics were approximately $799,000 from the date of acquisition through March 31, 2006, all of which were from product sales to the U.S. Government. Revenues are expected to increase significantly over the remainder of the year as SecuriMetrics delivers on existing contracts.

Cost of product revenue excluding amortization expense was approximately $426,000, or 53% of revenues from the date of acquisition through March 31, 2006. Additionally, amortization expense included in cost of revenues was $188,000, or 24% of revenues and was related to the amortization of intangible assets associated with completed and core technology. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

Sales and marketing expense excluding stock compensation expense and amortization of purchased intangible assets was approximately $125,000, or 16% of revenues and consists primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, and other marketing and sales support expenses. As a percentage of revenue, these costs are expected to decrease for the rest of the fiscal year as a result of increased revenue.

Research and development expense excluding stock compensation expense and amortization of purchased intangible assets was approximately $278,000, or 35% of revenues and consists primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of iris recognition products. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

General and administrative expense excluding stock compensation expense and amortization of purchased intangible assets was approximately $248,000, or 31% of revenues, and consists primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and professional fees. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

Consolidated Share-Based Compensation

Effective January 1, 2006, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123 (revised 2004), Share- Based Payment (“SFAS No. 123R”). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006. For the three months ended March 31, 2006 our loss from continuing operations and net loss were increased by approximately $626,000 for share-based compensation expense related to the adoption of SFAS No. 123R.

Share-based compensation expense recognized for the three months ended March 31, 2006 totaled approximately $659,000 on a consolidated basis, of which $508,000 was included in the advanced technology identity solutions segment, $86,000 was included in the fingerprint products and services segment, and $65,000 was included in the SecuriMetrics segment. No tax benefit was recognized in the statement of operations due to our history of operating losses and full valuation allowance on our deferred tax assets. In addition, no share-based compensation cost was capitalized for any period presented.

As of March 31, 2006 there was approximately $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over the remaining vesting period.

Consolidated Interest Income and Expense

	Three Months Ended
	March 31, 2006	April 3, 2005
Interest income	$671	$31
Interest expense	(6)	(47)

Net interest income/(expense)	$665	$(16)

The increase in interest income is primarily related to a higher average cash balance during the first quarter of 2006 compared to the comparable period in 2005, and to a lesser extent to increases in interest rates. Interest expense for the first quarter of 2006 decreased by approximately $41,000 compared to the same period in the prior year due to lower outstanding debt.

Consolidated Other Income

	Three Months Ended
	March 31, 2006	April 3, 2005
Other Income, net	$17	$123

Net other income is primarily the result of realized and unrealized currency transaction gains and losses on yen-denominated purchases. We typically purchase forward exchange contracts to hedge currency transaction exposure. The decline in net other income is a result of increased use of forward exchange contracts in 2006.

Consolidated Income Taxes

	Three Months Ended
	March 31, 2006	April 3, 2005
Income Taxes	$565	$358

For the three-month period ended March 31, 2006, we had a deferred provision for federal income taxes of approximately $508,000 which resulted from tax deductible goodwill amortization related to the acquisitions of TDT, AutoTest and IBT. No current provision for federal income taxes was recorded for the three-month periods ended March 31, 2006 and April 3, 2005. Included in income tax expense was state income tax expense of approximately $57,000 for the three-month period ending March 31, 2006 and approximately $58,000 in the same period in the prior year, which is primarily the result of state tax minimums in certain jurisdictions in which we operate. The increase in income tax expense is due to the AutoTest and IBT acquisitions which occurred in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2006 we had $48.6 million of working capital including $46.4 million in cash and cash equivalents. In addition we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months, and to fund our acquisition strategy in the near term. However, if we cannot achieve our business plan in 2006, or if we enter into material new contracts, or require cash to pursue strategic acquisitions, we may be required to seek additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Results.” We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25 million, subject to certain financial covenants which may restrict the amounts borrowed. As of March 31, 2006, we estimate that the incremental amount available to us under the Loan and Security Agreement was approximately $8.5 million based on the financial covenants in the agreement. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. At various times during 2005 and 2006, we entered into amendments to the Loan and Security Agreement to modify the financial covenants and make certain other changes. As of March 31, 2006, there were commitments of $8.5 million in letters of credit and performance bonds to certain of our customers under the Loan and Security Agreement, and there are no amounts borrowed under this agreement.

In accordance with the Loan and Security Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and our subsidiaries. We are required to maintain the following financial covenants under the Loan and Security Agreement:

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our current liabilities plus outstanding bank loans and letters of credit may not be less than 1.10:1.0 at the end of any fiscal quarter;

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our adjusted current liabilities (as defined in the Loan and Security Agreement) plus outstanding bank loans and letters of credit may not be less than .85:1.0 at the end of any fiscal quarter;

•	Our earnings before taxes, interest and depreciation and amortization (EBITDA) may not be less than $750,000 for the discrete fiscal quarter ending March 31, 2006, nor less than $2.5 million for any fiscal quarter thereafter;

•	The ratio of our total indebtedness (as defined in the Loan and Security Agreement) to our EBITDA may not be more than 1.50:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005;

•	The ratio of our cash flow (as defined in the Loan and Security Agreement) to our fixed charges may not be less than 2.0:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005; and

•	We must maintain a minimum cash and cash equivalents position of at least $7.5 million at all times.

As of March 31, 2006, we were in compliance with the covenants under the Loan and Security Agreement. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require immediate repayment of any amounts outstanding.

In 2003 we entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. The interest rates on these capital leases are fixed between 6% and 8%. The terms of these leases range from 12 months to 60 months. Also in 2005, we entered into an arrangement for financing of database licenses with another vendor. As of March 31, 2006, there was a total of $328,000 outstanding under these arrangements, $151,000 of which is included in current portion of long-term debt and $177,000 of which is in long-term debt.

In 2004 we purchased an asset for $800,000 which is payable in installments over four years. As of March 31, 2006, we had approximately $186,000 outstanding, which represented the present value of future payments remaining under this agreement, $91,000 of which was included in other current liabilities and $95,000 of which was included in long-term debt, net of current portion.

In October 2005, we entered into an investment agreement with L-1 Investment Partners, LLC, or L-1, subsequently assigned by L-1 to its affiliate, Aston Capital Partners, L.P., or Aston, under which we issued and sold to Aston 7,619,047 shares of our common stock at $13.125 per share, and issued to Aston warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share. The proceeds of the issuance, net of transaction costs, were approximately $98.7 million. Under the investment agreement with Aston, $85 million of the proceeds will be used to finance acquisitions subject to approval by Viisage’s board of directors. At March 31, 2006, approximately $18 million of our cash balances are required to be used for acquisitions pursuant to the terms of this investment agreement.

Cash flows

	Three Months Ended
	March 31, 2006	April 3, 2005
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$3,701	$(380)
Investing activities	(30,673)	(643)
Financing activities	1,028	(119)
Effect of exchange rates on cash and cash equivalents	(13)	(8)

Net increase (decrease) in cash and cash equivalents	$(25,957)	$(1,150)

The net loss for the first quarter was $2.2 million, which included non-cash charges of $4.1 million for depreciation and amortization, $659,000 for stock-based compensation and $508,000 for deferred taxes. Cash flows from operating activities improved by $4.1 million for the three months ended March 31, 2006 as compared to the corresponding period for the prior year. Excluding the impact of working capital changes described below, cash flows from operating activities improved from $1.6 million to $3.1 million. Other changes in operating assets and liabilities resulted in a net decrease in cash as discussed below.

On February 17, 2006, we acquired SecuriMetrics for $28.4 million cash, including professional fees, and placed an additional $2 million placed in escrow for 18 months. In addition, the former SecuriMetrics stockholders may earn up to an additional $13 million in consideration, of which $11.5 million would be paid in common stock at a value of $17.69 and $1.5 million would be paid in cash, subject to SecuriMetrics meeting performance thresholds and resolving contingencies. We purchased $1.3 million of property and equipment, primarily to support new and extended contracts in our drivers’ license business. We also expended cash of $962,000 for professional fees related to our pending acquisition of Identix.

Cash provided by financing activities was $1.0 million, and was primarily the result of proceeds received from exercises of common stock by our employees.

Working Capital

Accounts receivable related to the recent acquisitions by Viisage of SecuriMetrics was approximately, $293,000 and for IBT was approximately $597,000 at March 31, 2006, respectively, and for IBT was $546,000 at December 31, 2005. Other accounts receivable increased by $373,000, as of March 31, 2006 from December 31, 2005, primarily due to increases in revenue. Total days sales outstanding decreased as a result of the inclusion of a full quarter of IBT operating results, which has a business model that typically collects cash at the time services are performed.

Inventories related to the recent acquisition by Viisage of SecuriMetrics was $1.4 million at March 31, 2006. Excluding the effects of SecuriMetrics on inventory, other inventory increased approximately $668,000 was primarily due to inventory purchases in the first quarter for the AutoTest business acquired in December relative to customer orders received prior to quarter end.

Other current assets increased by $1.0 million primarily as a result of $688,000 paid for insurance and other deposits.

Accounts payable, accrued expenses and other current liabilities related to the recent acquisitions by Viisage of SecuriMetrics was $1.6 million and for IBT was $3.6 million at March 31, 2006, respectively. Accounts payable, accrued expenses and other current liabilities related to the recent acquisitions by Viisage for IBT was $2.5 million at December 31, 2005. Accounts payable and accrued expenses increased to $18.0 million at March 31, 2006 from $11.4 million at December 31, 2005 primarily due to accrued professional fees related to our pending merger with Identix, timing of payment of accrued payroll and related costs and of other professional fees.

Total deferred revenue increased to $5.2 million of which $3.4 million relates to the current portion. The increase is related primarily to annual maintenance renewals and payments received on customer projects for which revenue recognition criteria was not met as of March 31, 2006.

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

	March 31, 2006	December 31, 2005
Restricted cash	$364	$36
Restricted accounts receivable	—	392

Total restricted assets	$364	$428

Payable to prime contractor	$364	$428

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 31, 2006 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$2,956	$640	$2,011	$305	$—
Capital lease and long term debt obligations	$514	$242	$272	$—	$—

As of March 31, 2006, we had standby letters of credit issued by Citizens Bank for approximately $2.3 million to certain of our customers.

CONTINGENT OBLIGATIONS

Our principal contractual commitments involve payments under capital leases and operating leases.

INFLATION

Although some of our expenses increase with general inflation in the economy, inflation has not had a material impact on our financial results to date.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors” and in Section 1A of Part II below under the heading “Risk Factors” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. As of March 31, 2006, the cumulative loss from foreign currency translation adjustments was approximately $1.7 million. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. Prior to 2005, we did not hedge foreign currencies utilizing derivative instruments. In 2005, we began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. For the three-month periods ended March 31, 2006 and April 3, 2005, we had realized and unrealized gains (losses), net of any hedging transactions, of $2,000 and $(127,000), respectively, related to transactions with Japanese vendors. As of March 31, 2006, we had committed to six foreign currency forward contracts to purchase approximately 142.8 million Japanese yen for approximately $1.2 million. The fair value of these contracts at March 31, 2006 was approximately $1.2 million. All of these contracts have since been settled. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of March 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We previously reported a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of this material weakness in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

(b) Changes in internal controls. In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2005, management determined that our internal control with regard to effecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. As described in our Annual Report on Form 10-K for the year ended December 31, 2005, management has taken a number of steps to address this material weakness. In addition, during the quarter ended March 31, 2006, management took the following steps they believed necessary to help address the material weakness described above:

•	Hired an experienced corporate controller and vice president of finance who is a certified public accountant with 15 years of experience.

•	Hired additional permanent and temporary experienced accounting personnel, changed the organizational structure, and implemented a more detailed accounting close process to enhance the monitoring and review of account reconciliations.

•	Integrated all entities for consolidation in the Company’s accounting system, and enhanced the system’s reporting capabilities to facilitate analysis of accounts.

•	Implemented new controls, including both system and manual controls, for fixed assets including depreciation expense recognition, expense accruals and inventory valuation.

We continue to plan and expect to implement additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting. These include:

•	Ongoing evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing the accounts and to enhance the level of review and supervision;

•	Ongoing implementation of new procedures, including increased detailed reconciliation to the accounting records; and

•	Ongoing implementation of system enhancements which are expected to automate and improve the timeliness of significant aspects of this process.

The steps described above were changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to test the effectiveness of the changes described above during 2006, and will design and implement additional changes, which are designed to remediate the material weakness which existed as of March 31, 2006.

Please see Item 2, “Management’s Discussion and Analysis of Financial Condition—Results of Operations—General and Administrative Expenses” for a discussion of increased operating expenses, which, in part, relate to the remedial actions described above.

We are currently implementing an enhanced controls environment intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. The changes in our internal control over financial reporting implemented by us to date will not in and of themselves remediate the material weakness, and certain of these remedial measures will require some time to be fully implemented or to take full effect. While this implementation phase is underway, we are continuing to rely on extensive manual procedures. Prior to the remediation of this material weakness, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

We are designing our internal controls over financial reporting to provide reasonable assurances of achieving their objectives. For the reasons described above, we have concluded that our internal controls over financial reporting do not provide such reasonable assurances as of March 31, 2006. We also note that a control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2005 and the three months ended March 31, 2006 only and did not affect the results of any prior periods.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Bernard C. Bailey, William K. Aulet (our former Chief Financial Officer) and Denis K. Berube and other members of Viisage’s board of directors. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and we intend to defend the action vigorously. In April 2006, we filed a motion to dismiss this case. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we could be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. We have filed a motion to dismiss the federal court derivative action. We believe that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intend to defend the action vigorously.

See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of certain other legal proceedings involving Viisage. There have been no material changes in such proceedings since the date of such Form 10-K.

ITEM 1A – RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K. The risks and uncertainties described below and in the 2005 Form 10-K are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for fiscal years 1996 and 2000, have resulted in net losses in each fiscal year, including a net loss of $2.2 million in the three-month period ended March 31, 2006. At March 31, 2006, we had an accumulated deficit of approximately $58.6 million. We will continue to invest in the development of our secure credential and biometric technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We derive a significant portion of our revenue from a few customers, the loss of which could have an adverse effect on our revenues.

For the three-month period ended March 31, 2006, two customers, U.S. Department of State and Transport Security Administration, accounted for 18% and 19% of our revenues, respectively. For the three-month periods ended April 3, 2005, one customers, U.S. Department of State, accounted for 28.7% of our revenues. The loss of any significant customer would cause revenue to decline and could have a material adverse effect on our business.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report are included in our Annual Report on Form 10-K under Item 8.

For the quarter ended March 31, 2006, our management concluded that our internal control with regard to effecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. This material weakness could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. Our external auditors notified management and the audit committee of our board of directors that they agreed with management’s conclusion as to the ineffectiveness of our internal controls. Management has identified certain steps designed to address the material weakness described above, and has begun to execute remediation plans, as discussed in Item 4 of Part II of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K, “Management’s Annual Report on Internal Control over Financial Reporting”.

As a result of the material weakness in our internal controls over financial reporting described above, management also concluded that that our disclosure controls and procedures were not effective for the quarter ended March 31, 2006. If we are unable to remedy this material weakness promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are remedying this material weakness, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.

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

In the three-month period ended March 31, 2006, Viisage derived approximately 9.3% of its total revenues from international sales. We have a local presence in Germany. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations resulting from increases in revenues outside the U.S. and in purchases of Yen-denominated materials. Net revenue and related expenses generated from Viisage’s operations in Germany are denominated in euros. The results of operations and balance sheet associated with this location are exposed to foreign exchange rate fluctuations. As of March 31, 2006, our accumulated other comprehensive loss includes foreign currency translation adjustments of $1.8 million. In addition to our German operation, we have significant Japanese Yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese Yen-denominated transactions could result in unexpected fluctuations to its results of operations, which could be material and adverse.

We could face adverse consequences as a result of our late SEC filing.

We failed to timely file our Form 10-Q for the fiscal quarter ended March 31, 2006 due to the change in our independent registered public accounting firm on May 1, 2006. As a result, we will not be eligible to use a “short form” registration statement on Form S-3 until May 17, 2007, and may not be eligible to use a short form registration statement if we fail to satisfy the conditions required to use such registration statement on or after such date. Our inability to use a short form registration statement until May 17, 2007 or thereafter may impair our ability or increase the costs and complexity of our efforts, to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, if we are unable to remain current in our future filings, we may face additional adverse consequences, including (1) an inability to have a registration statement under the Securities Act of 1933 covering a public offering of securities declared effective by the SEC, (2) an inability to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans) or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors,” (3) the possible delisting of our common stock from the NASDAQ National Market, and (4) limitations on the ability of our affiliates to sell our securities pursuant to Rule 144 under the Securities Act. These restrictions may adversely affect our ability to attract and retain key employees and may further impair our ability to raise funds in the public markets should we desire to do so or use our stock as consideration in acquisitions.

In addition, our future success depends largely upon the support of our customers, suppliers and investors. The late SEC filing may result in negative publicity and may have a negative impact on the market price of our common stock. The effects of the late SEC filing could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our financial and business prospects.

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

Date: May 17, 2006	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2006	By:	/s/ BRADLEY T. MILLER
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