Form 10-K/A
period 2005-12-31
VIISAGE TECHNOLOGY INC
filed 2006-07-28
CIK 1018332

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

Explanatory Note

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 2 on Form 10-K/A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our joint proxy statement/prospectus contained in our Registration Statement on Form S-4 originally filed on February 14, 2006. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 was filed on March 16, 2006 and on May 21, 2006 we filed Amendment No. 1 on Form 10-K/A to include Items 10, 11, 12, 13 and 14 which were unable to be incorporated by reference into the originally filed Form 10-K because the joint proxy statement was not mailed to Stockholders within 120 days after our fiscal year end.

In this amendment we have deleted Item 1B and specifically amended and restated Items 1 and 1A of Part I, Items 7 and 8 of Part II, Items 11 and 13 of Part III and Item 15 of Part IV to reflect recently filed exhibits to the Form S-4 and the inclusion of an updated consent of the independent registered public accounting firm and required certifications of officers. Please note that we have not been requested to, and we are not, restating our financial results. The only changes made to Item 8 have been to notes 2 (deleted a reference to independent valuation) and 12 (added disclosure) to the consolidated financial statements. For ease of reference and consistency of presentation, we have elected to re-file the 10-K in its entirety.

This report speaks as of the original filing date of our Annual Report on Form 10-K (March 16, 2006) and has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

VIISAGE TECHNOLOGY, INC.

i

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

Intellectual Property

We generally rely on patent, copyright, trademark and trade secret laws and contract rights to establish and maintain our proprietary rights in our technology and products. While our intellectual property rights are important to our success, we believe that neither our business as a whole nor any segment of our business is materially dependent on any particular patent, trademark, license or other intellectual property right.

•	Patents—Our advanced technology identity solutions use patented technology and trade secrets developed or acquired by us. We have a portfolio of 21 U.S. and foreign patents with expiration dates ranging from 2012 to 2022. In addition, we have 33 U.S. and foreign patent applications in process for biometrics and document authentication technologies. Our U.S. patents typically have a duration of 17 to 20 years. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

•	Trademarks—We have registered our “Viisage Technology” trademark, as well as trademarks for “Viisage”, “FaceEXPLORER”, “FaceFINDER”, “FaceTOOLS”, “iA-thenticate”, “iA-Passport”, “ID-Guard”, “TextWatch”, “BorderGuard”, “FaceWatch”, “Sensormast”, and “SecuriMetrics” with the U.S. Patent and Trademark Office. We also have registered trademarks for “iA-thenticate”, “iA-Passport”, “ID-Guard”, “TextWatch, “BorderGuard” and “FaceWatch” in Europe and Japan, and for the “Viisage” and “FaceEXPLORER” trademarks in Europe.

•	Copyrights—We have filed a copyright application for our SensorMast software and have made copyright filings for our BorderGuard and iA-thenticate software as well as for our Visual Inspection System and related proprietary software.

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

Working Capital Requirements

Certain contracts require significant capital to fund development and implementation. On December 14, 2004, we entered into a Loan and Security Agreement (referred to as the loan agreement) with Citizens Bank of Massachusetts which permits us to borrow up to $25.0 million, subject to certain financial covenants which may restrict the amounts available to be borrowed. Certain of these covenants were amended at various times in 2005. We are required to maintain the following financial covenants under the Loan and Security Agreement:

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our current liabilities plus outstanding bank loans and letters of credit may not be less than 1.10:1.0 at the end of any fiscal quarter;

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our adjusted current liabilities (as defined in the loan agreement) plus outstanding bank loans and letters of credit may not be less than .85:1.0 at the end of any fiscal quarter;

•	Our earnings before taxes, interest and depreciation and amortization (EBITDA) may not be less than $1.00 for the discrete fiscal quarter ending December 31,2005, nor less than $2,500,000 for any fiscal quarter thereafter;

•	The ratio of our total indebtedness (as defined in the loan agreement) to our EBITDA may not be more than 1.50:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005;

•	The ratio of our cash flow (as defined in the loan agreement) to our fixed charges may not be less than 2.0:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005; and

•	We must maintain a minimum cash and cash equivalents position of at least $7,500,000 at all times.

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

If we are unable to successfully address the material weakness in our internal controls processes and procedures, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

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

For the year ended December 31, 2005, Viisage’s management concluded that its internal control with regard to effecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. This material weakness could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Because of this material weakness, Viisage’s management has concluded that Viisage did not maintain effective internal control over financial reporting as of December 31, 2005. Viisage’s management identified certain steps designed to address the material weakness described above, and began to execute remediation plans, as discussed elsewhere in this report on Form 10-K.

If we are unable to remedy this material weakness promptly and effectively, it could have a material adverse effect on our business, as well as impair its ability to meet its quarterly and annual reporting requirements in a timely manner. While we are remediating this material weakness, the controls and procedures on which it currently relies may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.

Any failure to implement in a timely manner and maintain the improvements in the controls over our financial reporting that we are currently putting in place, or difficulties encountered in the implementation of these improvements in our controls, could cause Viisage to fail to meet its reporting obligations, to fail to produce reliable financial reports or to prevent fraud. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on our business, operating results and stock price.

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

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Among these companies are Cognitec Systems Corporation, Imageware Systems, Inc., SAGEM Morpho Inc., NEC Corporation and Cogent Inc. Our products also will compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be negatively impacted.

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

As a result of the acquisitions of Integrated Biometric Technology, LLC, ZN Vision Technologies AG, Trans Digital Technologies Corporation and Imaging Automation, Viisage has recorded goodwill and other intangible assets of approximately $180 million at December 31, 2005. The acquisitions of SecuriMetrics and the merger preliminarily are expected to add additional goodwill and other intangible assets of approximately $812 million. Goodwill recorded in connection with the Identix merger is expected to be approximately $714 million. Because goodwill represents a residual after the purchase price is allocated to acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amount. Nevertheless, management of Viisage and Identix believe that the following factors contribute to the estimated amount to be recorded in the merger:

•	Identix’ technological development capabilities and intellectual capital;

•	Identix’ expected significant growth in revenues and profits from the expanding market in identity solutions; and

•	expected synergies resulting from providing multi modal product offerings to Viisage’s existing customer base and to new customers of the combined company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and the combined company’s business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business, financial condition and results of operations. The following factors also could result in material charges relating to the Identix merger that would adversely affect our results:

•	charges for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	charges to earnings to eliminate certain Viisage pre-merger activities that duplicate those of the combined company or charges to reduce its cost structure.

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

Sources of Revenues

In our advanced technology identification solutions segment, we generate product revenues principally from sales of biometrics solutions which typically consist of our proprietary software together with commercial off-the-shelf cameras and workstations; document authentication solutions which typically consist of our proprietary document authentication system bundled with our proprietary software; and our secure printing solutions which typically consist of specialized printers and related consumables. In that segment, we generate services revenues from the design, customization and installation of secure credential issuance systems and customized biometrics solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our solutions and on the renewals of those contracts. In our fingerprint products and services segment, we generate revenue through the sale of background screening products and services. We measure the performance of our segments primarily based on revenues and operating income.

We market our solutions primarily to U.S. and foreign federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services and transportation. In a typical contract with a government entity for an identity solution, we agree to design the system, supply and install equipment and software and integrate the solution within the entity’s existing network infrastructure. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market, or per fingerprint delivered in the case of our fingerprinting products and services segment. Our customers usually impose specific performance and acceptance criteria that must be satisfied prior to acceptance of the system and corresponding payment.

Our growth in revenues since the fourth quarter of 2003 is due principally to increased demand for our solutions corresponding to heightened emphasis on secure credential issuance, document authentication and biometrics, as well as growth due to acquisitions. We anticipate that the U.S. Department of State will continue to be one of our major customers for the foreseeable future due to the continuing increase in the number of passports issued each year. We also anticipate steadily increasing funding for major government programs such as US VISIT, TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of our expectations. We intend to continue our acquisition strategy to complement and expand our existing products, services and solutions.

We also expect to experience increased demand from a number of other governments as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for identity solutions at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of our solutions for these deployments may vary substantially, and will depend on our ability to successfully compete for this business.

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

The proposed merger with Identix along with the acquisitions of IBT and SecuriMetrics are expected to have a material effect on our operations including but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancing of technical capabilities resulting from combining the intellectual capital of the combined entity.

•	Consolidation of marketing resources and facilities.

•	Consolidation of corporate functions of the separate entities in Stamford, Connecticut.

•	Rationalizing technology costs and research and development activities.

•	Realigning business units to complement each unit’s unique capabilities.

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

Due to our acquisitions dating back to 2004, goodwill and other intangible assets were recorded as a result of the purchase price allocation of the acquired businesses. The amounts recorded for goodwill and other intangible assets represent estimates of fair values which are based on current valuation methodologies. With respect to the 2006 acquisition of SecuriMetrics and the 2005 acquisition of IBT, the valuations are preliminary and subject to adjustment based on additional analyses of values and as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material.

In connection with evaluating potential impairment, goodwill is allocated to reporting units based on the acquired business which is included in such unit.

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

These estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require us to record an impairment charge in the period in which it is identified. The estimated fair value of the reporting unit used to evaluate the carrying amount of goodwill pursuant to SFAS 141 decreased by $53 million, or 16%, from 2004 to 2005 was as a result of changes in lower projected revenues and profitability during the projected period.

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

As of December 31, 2005, we have recorded goodwill of $152.2 million. We perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Future cash flows and operating results used in the impairment review are based on management’s projections and assumptions. Actual results could differ from such projections used to originally value the acquisitions, which could result in significant impairment charges in the future.

Revenue

Historically, revenue consisted primarily of sales from the delivery of personal identification solutions primarily to federal and state government customers, some of which are fulfilled through the delivery of hardware and software licenses, as well as providing software maintenance, technical support, training, installation and consulting services. Revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

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

Revenue on these transactions is generally recognized upon passage of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is achieved. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency, which constitutes delivery of services under the customer arrangement, and is recognized on a gross basis where we are the prime contractor, and on a net basis where we are the subcontractor.

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

We had a deferred income tax provision in 2005 and 2004 of approximately $1.1 million and $859,000, respectively, to record the deferred tax liability related to the amortization of tax deductible goodwill, for which the period the temporary difference will reverse is indefinite. Deferred tax liabilities related to tax deductible goodwill amortization do not offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. In the fourth quarter of 2004, we made an election under Internal Revenue Tax Code Section 338(h)(10) to treat the acquisition of TDT as an asset transaction for tax purposes. On December 16, 2005, we acquired IBT in a transaction accounted for as a partial acquisition of assets. These transactions resulted in tax deductible amortization expense related to goodwill for tax purposes. There was no provision for Federal income taxes for the year ended December 31, 2003 due to the net losses in that year.

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

Stock-Based Compensation

We account for our employees’ stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. SFAS No. 123, Accounting for Stock-Based Compensation, established a fair value-based method of accounting for stock-based compensation plans. We have adopted the disclosure-only alternative under SFAS No. 123 for its employees stock-based compensation awards, which requires disclosure of the pro forma effects on net loss and net loss per share as if SFAS No. 123 had been adopted as well as certain other information. As discussed below, the Company will adopt SFAS No. 123R, Share-Based Payment, in our first quarter of fiscal 2006.

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

Approximately 38% and 44% of our revenues for the years ended December 31, 2005 and 2004 were derived from long term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract, which range from 4 to 5 years. The prices are established in competitive bid situations in which price is one among many important criteria evaluated by the customer. Excluding the impact of revenues from new and terminated contracts, increases attributable to credentials produced were approximately $200,000 and are directly related to corresponding increases in the volume of the licenses and credentials. Approximately 60% of the costs associated with these volume-based revenues are variable and 40% are fixed. Accordingly, margins improve as volumes increase, and margins deteriorate as volumes decrease. Moreover, any increase in the variable costs which include materials and labor will result in margin deterioration unless such increases are offset by the impact of volume increases. Historically the company has been able to maintain its margins because volume increases have offset cost increases over the term of the contracts. In addition we often obtain contract extensions beyond the original terms in which case the fixed depreciation costs on the capitalized equipment and systems is spread over a longer period of time and margins improve. Accordingly, we historically have not incurred losses on these contracts. Sales and marketing and research and development costs related to these revenues are not significant relative to the revenues from drivers license contracts.

The remaining revenues, including other revenues from the drivers license contracts which are not based on card production volumes, comprise 62% and 56% of the revenues for the years ended December 31, 2005 and 2004 and were derived from short term purchase orders for consumables, hardware, software, custom solutions and services. These revenues are priced at prevailing prices at the time the order is negotiated and received, and delivery occurs over a short term period. These orders are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Although we have encountered pricing pressures in our negotiations, we do not believe that we have impacted the margins significantly. Most of our research and development and sales and marketing costs are related to generating these revenues.

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

In accordance with the Loan and Security Agreement, borrowings are secured by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and our subsidiaries. We are required to maintain the following financial covenants under the Loan and Security Agreement:

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our current liabilities plus outstanding bank loans and letters of credit may not be less than 1.10:1.0 at the end of any fiscal quarter;

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our adjusted current liabilities (as defined in the Loan and Security Agreement) plus outstanding bank loans and letters of credit may not be less than .85:1.0 at the end of any fiscal quarter;

•	Our earnings before taxes, interest and depreciation and amortization (EBITDA) may not be less than $1.00 for the discrete fiscal quarter ending December 31, 2005, nor less than $2.5 million for any fiscal quarter thereafter;

•	The ratio of our total indebtedness (as defined in the Loan and Security Agreement) to our EBITDA may not be more than 1.50:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005;

•	The ratio of our cash flow (as defined in the Loan and Security Agreement) to our fixed charges may not be less than 2.0:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005; and

•	We must maintain a minimum cash and cash equivalents position of at least $7.5 million at all times.

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

Goodwill

Viisage follows SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performed the initial step by comparing the Company’s fair market value of the reporting units as determined by considering a number of factors that assessed the fair value of the Company based on a comparison of the Company to comparable companies using the guideline company method and comparable transaction method. Viisage also considered

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

future discounted cash flows as compared to the carrying amount to assess the recoverability of the goodwill asset. Based upon these tests, Viisage determined the fair value exceeded the carrying amount resulting in no impairment. If impairment had occurred, any excess of carrying value over fair value would have been recorded as an impairment charge. A rollforward of goodwill for the year ended December 31, 2005 is as follows (in thousands):

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

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

On September 8, 2003, the Company sold an aggregate of 1,407,001 shares of its common stock at a purchase price of $9.4375 per share in a private sale to institutional investors. The gross proceeds were approximately $13.2 million before investment fees and related expenses of approximately $1.0 million. In addition, on January 27, 2004, the Company sold an additional 182,402 shares of its common stock at $9.4375 per share for proceeds of $1.7 million in a private sale to the same institutional investors following the closing of the ZN acquisition. (See Note 14).

VIISAGE TECHNOLOGY, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Goodwill for the advanced technology solutions segment was $93,853 and for the fingerprint products and services segment was $58,371 as of December 31, 2005.

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

Name and Principal Position	Year Ended 12/31	Annual Compensation					Securities Underlying Options(3)	All Other Compensation(4)
		Salary		Bonus(1)		Restricted Stock Awards(2)
Bernard C. Bailey, President and Chief Executive Officer	2005 2004 2003	$ $ $	314,679 326,192 300,000	$ $ $	130,000 235,000 135,000	$51,790 — —	26,400 — 288,000	$ $ $	8,925 16,634 17,721

Iftikhar Ahmad, Senior Vice President of General Manager, Secure Credentials	2005 2004 2003	$ $ $	185,652 185,394 175,000	$ $ $	35,000 40,000 25,000	$31,076 — —	15,840 8,000 —	$ $ $	6,676 350 2,625

Mohamed Lazzouni, Senior Vice President and Chief Technology Officer	2005 2004 2003	$ $ $	190,613 184,393 140,000	$ $	45,000 40,000 —	$20,714 — —	58,560 26,000 10,000	$ $ $	8,925 457 4,251

James P. Ebzery, Senior Vice President, Customer Solutions	2005 2004 2003	$ $ $	225,000 219,844 215,000	$ $ $	55,000 60,000 60,000	$20,714 — —	29,440 — —	$ $ $	8,925 432 6,332

Ron van Os, Vice President and Chief Products Officer(5)	2005 2004 2003	$ $	210,613 36,346 —		$80,000 — —	$23,307 — —	11,880 — —	$ $	525 69 —

(1)	We currently maintain an Executive Incentive Compensation Plan for our executive officers and other key employees to motivate participants. Each participant in the Executive Incentive Compensation Plan may receive a bonus equal to a percentage of his or her base salary based upon our and each participant’s individual performance, as determined by success in meeting established goals approved by the Chief Executive Officer, for individual goals, or the board of directors, for the company’s goals. The compensation committee administers the plan. Mr. van Os was paid a retention bonus of $70,000 in 2005. Other than this retention bonus, the amounts shown represent bonuses paid in the year next to which they are listed for performance in the prior year.
(2)	During fiscal 2005, each of the named executive officers were granted shares of restricted stock under our 2005 Long-Term Incentive Plan. These shares vest in three equal installments on October 28, 2006, 2007 and 2008, respectively, provided that service as our employee has been continuous until the applicable day.
(3)	Options were granted under the Management Plan.
(4)	Amounts for 2005 include 401(k) plan company match of $8,400 for Messrs. Bailey, Ebzery and Lazzouni and of $6,151 for Mr. Ahmad. Amounts for 2003 include 401(k) plan Company match of $6,000 for Mr. Bailey, $2,625 for Mr. Ahmad, and $5,572 for Mr. Ebzery. The plan permits pre-tax contributions by participants of up to 15% of base compensation or the statutory limit. We may make discretionary contributions to the plan, subject to certain limits. Participants are fully vested in their contributions and vest 20% per year in employer contributions. There was no company match in 2004. Amounts also include the dollar value of premiums paid by us on behalf of the individual for term life insurance under our life insurance and accidental death and dismemberment plan in 2004 and 2005.
(5)	Mr. van Os was hired in October 2004.

Stock Options Granted During 2005

The following table sets forth information concerning individual grants of stock options made during 2005 to our named executive officers.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Bernard C. Bailey	26,400	4.4%	$11.43	10/28/15	$68,076	$168,575
Iftikhar Ahmad	15,840	2.6%	$11.43	10/28/15	$40,846	$101,145
James P. Ebzery	24,000	4.0%	$7.80	4/20/15	$42,251	$104,626
James P. Ebzery	10,560	1.8%	$11.43	10/28/15	$27,231	$67,430
Mohamed Lazzouni	48,000	8.0%	$7.80	4/20/15	$84,503	$209,252
Mohamed Lazzouni	10,560	1.8%	$11.43	10/28/15	$27,231	$67,430
Ron van Os	11,880	2.0%	$11.43	10/28/15	$30,634	$75,859

(1)	Options were granted under the Management Plan. Total of options granted does not include shares purchased pursuant to the Employee Stock Purchase Plan. All options listed vest in equal installments on the first, second, third and fourth anniversaries of the grant date.
(2)	In accordance with SEC rules, we have based our calculation of the potential realizable value on the term of the option at its time of grant, and we have assumed that:

•	The fair market value on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and

•	The option is exercised and sold on the last day of its term for the appreciated stock price.

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

IBT Warrants: On December 16, 2005, upon the completion of the acquisition of IBT, we issued warrants to purchase 440,000 shares of our common stock with an exercise price of $13.75 per share to L-1 for strategic advice, due diligence and other services relating to the acquisition. Warrants to purchase 280,000 of the shares were fully vested and are exercisable for three years. If during any of 2006, 2007 or 2008, the IBT business generates earnings before interest, taxes, depreciation and amortization of $6 million or more, the remaining warrants to purchase 160,000 shares of our common stock will vest. These warrants have a term of three years from the date of such vesting, if any.

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

For a list of financial statements included herein see Index on page 61.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 115 through 120.

EXHIBIT INDEX

Exhibit No.	Filed or Furnished Herewith	Description
2.1	(a)	Amended and Restated Asset Transfer Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

2.2	(q)	Securities Purchase Agreement dated as of March 28, 2003 (the “Securities Purchase Agreement”) by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein.

2.3	(q)	Amendment No. 1 to the Securities Purchase Agreement.

2.4	(q)	Amendment No. 2 to the Securities Purchase Agreement.

2.5	(r)	Amendment No. 3 to the Securities Purchase Agreement.

2.6	(s)	Stock Purchase Agreement dated as of February 14, 2004 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

2.7	(v)	Agreement and Plan of Merger dated as of October 5, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp.

2.8	(cc)	Agreement and Plan of Merger dated as of November 15, 2005 by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

2.9	(ee)	Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated.

2.10	(ii)	Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp.

3.1	(a)	Restated Certificate of Incorporation of Viisage Technology, Inc.

3.2	(j)	Second Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc.

3.3	(a)	By-Laws of Viisage Technology, Inc.

3.4	(b)	Certificate of Designation of series A convertible preferred stock.

3.5	(f)	Certificate of Designation of series B convertible preferred stock.

3.6	(y)	Third Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 19, 2001.

3.7	(gg)	Fourth Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc. filed with the Secretary of State of Delaware on December 16, 2005.

3.8	(ff)	Form of Fifth Certificate of Amendment to Restated Certificate of Incorporation of Viisage Technology, Inc.

4.1	(a)	Specimen certificates for shares of Viisage Technology, Inc. Common Stock.

4.2	(jj)	Registration Rights Agreement dated as of February 17, 2006 by and between Viisage Technology, Inc. and the stockholders named therein.

9.1	(dd)	Form of Voting Agreement among Viisage Technology, Inc. and certain stockholders of Identix dated January 11, 2006.

9.2	(cc)	Form of Voting Agreement among Identix Incorporated and certain stockholders of Viisage Technology, Inc. dated January 11, 2006.

10.1	(a)	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies.

Exhibit No.	Filed or Furnished Herewith	Description
10.2	(a)	Form of Administration and Services Agreement between Viisage Technology, Inc. and Lau Technologies.

10.3	(a)	Form of Use and Occupancy Agreement between Viisage Technology, Inc. and Lau Technologies.

10.4	(a)	License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Facia Reco Associates, Limited Partnership.

10.5	(r)	Second Amended and Restated 1996 Management Stock Option Plan.

10.6	(a)	Form of Option Agreement for the 1996 Management Stock Option Plan.

10.7	(f)	1996 Director Stock Option Plan, as amended.

10.8	(a)	Form of Option Agreement for the 1996 Director Stock Option Plan.

10.9	(a)	Contract between Viisage Technology, Inc. and Transactive, Inc. (relating to the New York Department of Social Services), dated as of December 8, 1994, as amended.

10.10	(a)	Subcontract between Viisage Technology, Inc. and Information Spectrum, Inc. (relating to the U.S. Immigration & Naturalization Service), dated as of October 19, 1995.

10.11	(a)	Contract between Viisage Technology, Inc. and the North Carolina Department of Transportation, dated as of April 26, 1996.

10.12	(c)	Contract between Viisage Technology, Inc. and the Illinois Secretary of State, dated June 2, 1997, as amended.

10.13	(d)	1997 Employee Stock Purchase Plan.

10.17	(f)	Securities Purchase Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.18	(f)	Registration Rights Agreement dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.19	(f)	Common Stock Purchase Warrants dated June 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.20	(f)	Subcontract Agreement, dated December 6, 1999 between Viisage Technology, Inc. and Compaq Computer Corporation.

10.21	(f)	Securities Purchase Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.22	(f)	Registration Rights Agreement dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.23	(f)	Common Stock Purchase Warrants, dated December 30, 1999 between Viisage Technology, Inc. and Shaar Fund Ltd.

10.24	(f)	Securities Purchase Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.25	(f)	Registration Rights Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.26	(f)	Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

Exhibit No.	Filed or Furnished Herewith	Description
10.27	(f)	Adjustable Common Stock Purchase Warrant, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.28	(f)	Letter Agreement, dated March 10, 2000 between Viisage Technology, Inc. and Strong River Investments, Inc.

10.34	(h)	Pennsylvania Department of Transportation Contract, dated June 19, 2000.

10.36	(i)	Common Stock and Warrants Purchase Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001 (including Exhibit B—Form of Warrant).

10.37	(i)	Form of Registration Rights Agreement among Viisage Technology, Inc. and the Investors named therein, dated as of December 14, 2001.

10.38	(k)	Asset Purchase Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies.

10.39	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Denis Berube.

10.40	(k)	Consulting Agreement dated as of January 10, 2002, by and between Viisage Technology, Inc. and Joanna Lau.

10.42	(l)	2001 Stock in Lieu of Cash Compensation for Directors Plan, as amended.

10.43	(n)	Employment agreement dated June 27, 2002 between Viisage Technology, Inc. and Bernard C. Bailey.

10.44	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and Jack Dillon.

10.45	(n)	Employment agreement dated December 21, 2002 between Viisage Technology, Inc. and William K. Aulet.

10.46	(n)	Employment agreement dated October 31, 2002 between Viisage Technology, Inc. and James P. Ebzery.

10.48	(m)	License and Distribution agreement dated May 11, 2002 between Viisage Technology, Inc. and Hummingbird Defense Systems, Inc.

10.51	(o)	Loan Agreement dated May 30, 2003 between Viisage Technology, Inc. and Lau Acquisition Corp.

10.52	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.53	(p)	Securities Purchase Agreement by and among Viisage Technology, Inc. and the purchasers named therein dated September 8, 2003.

10.54	(t)	Sublease dated February 13, 2004 between Viisage Technology, Inc. and eiStream Inc.

10.55	(t)	Consulting Agreement dated February 14, 2004 between Viisage Technology, Inc. and B.G. Beck.

10.56	(t)	Amended and Restated Secured Promissory Note dated February 27, 2004 between Viisage Technology, Inc., Trans Digital Technologies Corporation and B.G. Beck.

Exhibit No.	Filed or Furnished Herewith	Description
10.57	(t)	Letter Agreement dated September 8, 2003 between Viisage Technology, Inc., Seligman Communications and Information Fund, Inc., Seligman New Technologies Fund, Inc., Seligman New Technologies Fund II, Lau Technologies, Odeon Venture Capital AG, Christoph v.d. Malsburg, Thomas Martinetz and Stefan Gehlen.

10.58	(w)	Registration Rights Agreement dated as of February 14, 2004 by and between Viisage Technology, Inc. and B.G. Beck.

10.59	(v)	Registration Rights Agreement dated as of October 5, 2004 by and among Viisage Technology, Inc. and the stockholders named therein.

10.60	(x)	Loan and Security Agreement dated as of December 14, 2004 by and among Viisage Technology, Inc., Imaging Automation, Inc., Trans Digital Technologies Corporation, Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.61	(y)	First Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.62	(aa)	Second Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts.

10.63	(bb)	Investment Agreement between Viisage Technology, Inc. and L-1 Investment Partners, LLC dated as of October 5, 2005.

10.64	(bb)	Form of First Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.65	(bb)	Form of Second Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement.

10.66	(bb)	Form of Registration Rights Agreement to be entered into by Viisage Technology, Inc. and L-1 Investment Partners, LLC.

10.67	(bb)	Voting Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.68	(bb)	Voting Agreement between Viisage Technology, Inc. and Mr. Buddy Beck dated as of October 5, 2005.

10.69	(bb)	Lock-Up Agreement between Viisage Technology, Inc. and Lau Acquisition Corp. dated as of October 5, 2005.

10.70	(cc)	Membership Interest Purchase Agreement dated as of November 15, 2005 by and among L-1 Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein.

10.71	(cc)	Assignment and Assumption Agreement dated as of November 15, 2005 by and between Viisage Technology, Inc. and Aston Capital Partners, L.P.

10.72	(z)	Employment Agreement dated as of July 20, 2005 between Viisage Technology, Inc. and Bradley T. Miller.

10.73	(hh)	Third Amendment to Loan and Security Agreement dated as of March 16, 2005 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometric Systems, Inc. and Citizens Bank of Massachusetts.

Exhibit No.	Filed or Furnished Herewith	Description
10.74	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Elliot J. Mark.

10.75	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bernard C. Bailey.

10.76	(hh)	Letter Agreement dated as of February 13, 2006 between Viisage Technology, Inc. and Bradley T. Miller.

10.79	(kk)**	Toppan Passport Printer Sub-License Clarification Agreement dated as of January 17, 2003 by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp.

10.80	(kk)**	Letter agreement dated as of March 25, 2004 by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp.

18.1	(jj)	Letter dated as of March 16, 2006 from BDO Seidman LLP to Viisage Technology, Inc.

21.1	(jj)	Subsidiaries.

23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.

31.2	*	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

Note	Description
*	Filed herewith.
**	Confidential treatment has been requested and granted for certain portions of this agreement.

(a)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1 Registration Statement (File No. 333-10649) dated November 4, 1996.

(b)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1999.

(c)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1997.

(d)	Filed as appendix to October 10, 1997 Schedule 14C Information Statement.

(e)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1998.

(f)	Amendment filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 1999.

Note	Description

(g)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

(h)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2000.

(i)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2001.

(j)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-76560) filed January 10, 2002.

(k)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 25, 2002.

(l)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2001.

(m)	Filed as exhibit 10 to Viisage Technology, Inc.’s Registration Statement on Form S-3/A filed on September 30, 2002 and amended on 10/31/02.

(n)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2002.

(o)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed June 4, 2003.

(p)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed September 10, 2003.

(q)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on December 30, 2003 and incorporated herein by reference.

(r)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 30, 2004.

(s)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 27, 2004.

(t)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2003.

(u)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed on April 16, 2004 and incorporated herein by reference.

(v)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 8, 2004.

(w)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-3 (File No. 333-121212) filed December 13, 2004.

(x)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed December 20, 2004.

(y)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2004.

(z)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-1/A Registration Statement (File No. 333-121212) dated September 9, 2005.

(aa)	Filed as an exhibit to Viisage Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(bb)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed October 11, 2005.

(cc)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed November 15, 2005.

Note	Description

(dd)	Filed as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed January 11, 2006.

(ee)	Included as Annex A to the joint proxy statement/ prospectus that is part of Viisage Technology, Inc.’s Form S-4/A Registration Statement dated July 25, 2006.

(ff)	Included as Annex D to the joint proxy statement/ prospectus that is part of Viisage Technology, Inc.’s Form S-4/A Registration Statement dated July 25, 2006.

(gg)	Included as an Annex to Viisage Technology, Inc.’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 16, 2005 and incorporated herein by reference.

(hh)	Filed as an exhibit to Viisage Technology, Inc.’s Registration Statement on Form S-4 filed February 14, 2006.

(ii)	Included as an exhibit to Viisage Technology, Inc.’s Current Report on Form 8-K filed February 5, 2006.

(jj)	Filed as an exhibit to Viisage Technology, Inc.’s Report on Form 10-K for the year ended December 31, 2005.

(kk)	Filed as an exhibit to Viisage Technology, Inc.’s Form S-4/A Registration Statement dated May 24, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of July, 2006.

VIISAGE TECHNOLOGY, INC.

By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey President and Chief Executive Officer