Form 10-Q/A
period 2006-03-31
VIISAGE TECHNOLOGY INC
filed 2006-07-28
CIK 1018332

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

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our joint proxy statement/prospectus contained in our Registration Statement on Form S-4.

In this filing we have specifically amended and restated Item 2 of Part I in response to the Staff’s comments.

This report speaks as of the original filing date of our Form 10-Q (May 17, 2006) and has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

Sources of Revenues

In our advanced technology identification solutions segment, we generate product revenues principally from sales of biometrics solutions which typically consist of our proprietary software together with commercial off-the-shelf cameras and workstations; document authentication solutions which typically consist of our proprietary document authentication system bundled with our proprietary software; and our secure printing solutions which typically consist of specialized printers and related consumables. In that segment, we generate services revenues from the design, customization and installation of secure credential issuance systems and customized biometrics solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our solutions and on the renewals of those contracts. In our fingerprint products and services segment, we generate revenue through the sale of background screening products and services. In our SecuriMetrics segment, we generate revenue through the development, customization and sale of biometrics solutions which typically consist of proprietary biometrics capture devices bundled together with our proprietary software. We measure the performance of our segments primarily based on revenues and operating income.

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

IMPACT OF PROPOSED MERGER WITH IDENTIX

Pending Merger with Identix

On January 11, 2006, we, through wholly-owned subsidiary, VIDS Acquisition Corp. (referred to as Merger Sub), entered into an Agreement and Plan of Reorganization (referred to as the Identix Merger Agreement) with Identix Incorporated, a Delaware corporation. Under the Identix Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as our wholly-owned subsidiary. The merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of our common stock for each share of Identix common stock they own (referred to as the Exchange Ratio). Based upon our closing price of $17.69 on Wednesday, January 11, 2006, this represented a price of $8.367 per Identix share. To the extent permitted by Identix’ stock option plans, we will assume Identix’ stock option plans and outstanding stock options and will assume all outstanding warrants to purchase Identix common stock. The assumed stock option plans will be converted into our stock option plans and assumed outstanding options and warrants will be converted into the right to receive Viisage common stock based on the Exchange Ratio. We, as well as Identix, have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the merger (in the case of Identix) and approval of the stock issuance in connection with the merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for our board of directors to recommend approval of the stock issuance and charter amendments. Consummation of the merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, effectiveness of a Form S-4 registration statement, accuracy of representations, and receipt of tax opinions. The Identix Merger Agreement contains certain termination rights for both us and Identix, and further provides that, upon termination of the agreement under specified circumstances, the terminating party must pay a termination fee of $20 million.

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, we intend to account for the merger as a purchase transaction for financial reporting purposes under accounting principles generally accepted in the United States. After the merger, the results of operations of Identix will be included in our consolidated financial statements. The cost of the acquisition, which is equal to the aggregate merger consideration, including the fair value of vested stock options of Identix assumed by us and transaction costs, will be allocated based on the fair values of the Identix assets acquired and the Identix liabilities assumed. These allocations will be based upon valuations and other studies that have not yet been finalized.

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

Goodwill for the advanced technology identity solutions segment was $94,475 and for the fingerprint products and services segment was $58,710, and the SecuriMetrics segment was $22,265 as of March 31, 2006.

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

Net Income/ (Loss)
Quarter ended April 3, 2005	$(1,642)
Effect of:
IBT Acquisition	(34)
SecuriMetrics Acquisition	(536)
AutoTest Acquisition	527
Adoption of SFAS No. 123(R)	(626)
Interest income from increased cash balances	640
Other	(487)

Total, quarter ended March 31, 2006	$(2,158)

Consolidated Results of Operations

The 2006 results of operations were significantly affected by the acquisitions of IBT, which comprises the entire fingerprint products and services segment, and SecuriMetrics. The following table summarizes the effects to the statement of operations:

	March 31, 2006	April 3, 2005	Net Change	Change due to acquired segments	Other Changes
Revenues	$23,438	$16,810	$6,628	$6,387	$241
Cost of Revenues	17,039	11,399	5,640	5,432	208

Gross Margin	6,399	5,411	988	955	33
Operating Expenses	8,674	6,802	1,872	1,525	347

Operating Loss	$(2,275)	$(1,391)	$(884)	$(570)	$(314)

We are seeing increased levels of activity in terms of the size and number of contracts which are addressable by us, and we believe this trend will continue. Foreign, U.S., and State Government, and commercial programs include the Western Hemisphere Travel Initiative, U.S. VISIT, HSPD-12, REAL ID, TWIC and Registered Traveler, each of which represent significant business opportunities for us.

Revenues

	Three months ended
	March 31, 2006	April 3, 2005
Service revenues	$15,213	$10,061
Product revenues	8,225	6,749

Total revenues	$23,438	$16,810

Revenues increased by $6.6 million of which approximately $6.4 million related to acquisitions of IBT and SecuriMetrics. The remaining increases are related to the Advanced Technology Solutions discussed below. The SecuriMetrics revenues of $0.8 million are included in product revenues and the IBT revenues of $5.6 million are included in service revenues.

Costs of revenues and gross margin

	Three months ended
	March 31, 2006	April 3, 2005
Costs of revenues	$17,039	$11,399
Gross margin	27%	32%

Cost of revenues increased by $5.6 million of which $5.4 million related to the acquisitions of IBT and SecuriMetrics. The remaining increase is related to the Advanced Technology Solutions segment discussed below. The SecuriMetrics cost of revenues are included in services. Gross margin as percentage of sales was adversely impacted by the results of operations of the acquired companies.

Sales and marketing expenses

	Three months ended
	March 31, 2006	April 3, 2005
Sales and marketing expenses	$2,369	$2,109

Sales and marketing expenses increased by $0.3 million. The acquisitions of IBT and SecuriMetrics accounted for substantially all of the increase. Sales and marketing expenses for the Advanced Technology Solutions segment are discussed below and reflect a charge of $0.1 million for stock compensation expense.

Research and development expenses

	Three months ended
	March 31, 2006	April 3, 2005
Research and development expenses	$1,611	$1,229

Research and development expenses increased by $0.4 million, of which $0.3 million are related to the acquisitions of IBT and SecuriMetrics. The remainder of the increase is related to the increase in stock compensation expense of the Advanced Technology Solutions segment discussed below.

General and administrative expenses

	Three months ended
	March 31, 2006	April 3, 2005
General and administrative expenses	$4,577	$3,364

General and administrative expenses increased $1.2 million of which $0.9 million is attributed to the acquisition of IBT and SecuriMetrics. The remaining increase is related to the Advanced Technology Solutions segment discussed below, and reflects a stock compensation charge of $0.2 million.

Amortization of purchased intangible assets

	Three months ended
	March 31, 2006	April 3, 2005
Amortization of purchased intangible assets	$117	$100

Amortization of the purchased intangibles increased as a result of the acquisitions of IBT and SecuriMetrics.

The following summarizes the segment information for the three months ended March 31, 2006 and April 3, 2005:

	Three Months Ended
	March 31, 2006	April 3, 2005
Advanced Technology Identity Solutions
Revenues	$17,051	$16,810
Operating Loss	(1,705)	(1,391)
Fingerprint Products and Services
Revenues	5,588	—
Operating Loss	(34)	—
SecuriMetrics
Revenues	799	—
Operating Loss	(536)	—
Consolidated
Revenues	23,438	16,810
Operating Loss	(2,275)	(1,391)

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

Services revenues include multi-year service contracts for systems implementation, maintenance, credential production and other related services. During the three-month period ending March 31, 2006, service revenues decreased approximately $767,000. For the state and local market, service revenue decreased by $356,000 to approximately $7.0 million from $7.4 million in the first quarter of 2005. This decrease was primarily due to the net effect of completion of drivers’ license contracts ending in 2005 resulting in decreased revenue of approximately $1.2 million compared to the same quarter in the prior year, partially offset by a new drivers’ license contract that entered full production in the fourth quarter of 2005 and contributed approximately $229,000 to first quarter of 2006, and increased card volumes and the completion of milestones of approximately $615,000 compared to the prior year period. Pricing on drivers’ license contracts is typically fixed for the duration of the contract. Facial recognition software service revenue decreased by approximately $686,000 for the three months ended March 31, 2006 compared to the same quarter in the prior year due to completion of the implementation phase of three significant contracts in the first quarter of 2005. The declines in services revenue were partially offset by Federal service revenue, which increased approximately $275,000 during the first three months of 2006 compared to the same period in the prior year primarily due to services performed for the Department of State on the e-passport program.

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

Sales and Marketing Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
Sales and Marketing Expenses	$1,969	$2,109
Stock compensation expense	131	—

	$2,100	$2,109
As a percentage of net revenues	12%	13%

Sales and marketing expense consists primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. Sales and marketing expenses are unchanged for the three months ended March 31, 2006 compared to the same period in the prior year primarily resulting from the decreased use of outside professional services and the timing of trade shows offset by stock compensation expense of $131,000. We expect our sales and marketing expenses to decline as a percentage of revenues in future quarters.

Research and Development Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
Research and Development Expenses	$1,236	$1,229
Stock compensation expense	69	—

	$1,305	$1,277
As a percentage of net revenues	8%	7%

Research and development expense consists primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. The slight increase in research and development expenses, both in relative and absolute terms, is a result of increases in personnel costs and stock compensation expense of $69,000. We expect our research and development expenses to decline as a percentage of revenues in future quarters.

General and Administrative Expenses

	Three Months Ended
	March 31, 2006	April 3, 2005
General and Administrative Expenses	$3,449	$3,364
Stock compensation expense	215	—

	$3,664	$3,364
As a percentage of net revenues	22%	20%

General and administrative expenses consist primarily of salaries and related personnel costs for our executive and administrative personnel, professional and board of directors fees, public and investor relations and insurance. For the three-month period ending March 31, 2006, the increase in general and administrative expenses relative to the comparable period in the prior year was primarily the result of increased personnel costs of $273,000 and stock compensation expense of $215,000, partially offset by the reduction of professional fees from the first quarter of 2005 related to the completion of the prior year annual audit. We expect our general and administrative expenses to decline as a percentage of revenues in future quarters.

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

Service cost of revenue was approximately $4.8 million, or 86% of revenues, for the three month period ending March 31, 2006, and consists of variable costs paid to the relevant government agencies that evaluate the fingerprints as well as costs for subcontractor services to capture and transmit fingerprints and to process related transactions. Amortization of intangible assets, which are included in cost of revenues, are associated with customer contracts and completed technology amounted to $239,000, or 4% of revenues, and is included in total cost of revenues. As a percentage of revenue, amortization expense is expected to decrease as revenues increase.

Sales and marketing expense was approximately $130,000, or 2% of revenues, and consists primarily of salaries and related personnel costs, travel and entertainment expenses.

General and administrative expense was approximately $634,000, or 11.4% of revenues, and consists primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, and professional fees.

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

Cost of product revenue was approximately $614,000, or 77% of revenues from the date of acquisition through March 31, 2006. Amortization expense included in cost of revenues was $188,000, or 24% of revenues and was related to the amortization of intangible assets associated with completed and core technology. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

Sales and marketing expense was approximately $139,000, or 17% of revenues and consists primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, and other marketing and sales support expenses. As a percentage of revenue, these costs are expected to decrease for the rest of the fiscal year as a result of increased revenue.

Research and development expense was approximately $297,000, or 37% of revenues and consists primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of iris recognition products. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

General and administrative expense was approximately $279,000, or 35% of revenues, and consists primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and professional fees. As a percentage of revenue, these costs are expected to decrease over the remainder of the year as a result of increased revenue.

The following reconciles the individual segments’ financial statements captions to the related consolidated financial statements for the three months ended March 31, 2006:

	Advanced Technology Identity Solutions	Fingerprint Products & Services	SecuriMetrics	Total
Revenues	$17,051	$5,588	$799	$23,428
Cost of revenues	11,608	4,817	614	17,039
Sales & marketing	2,100	130	139	2,369
Research & development	1,305	9	297	1,611
General & administrative	3,664	634	279	4,577

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

Date: July 28, 2006	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2006	By:	/s/ BRADLEY T. MILLER
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