Form 10-Q
period 2006-06-30
VIISAGE TECHNOLOGY INC
filed 2006-08-09
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 000-21559

VIISAGE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

296 Concord Road, 3rd Floor, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common stock, $.001 par value	29,086,523

VIISAGE TECHNOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1– FINANCIAL STATEMENTS

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$43,640	$72,385
Accounts receivable, net	16,088	14,615
Inventory	6,634	4,903
Other current assets	772	520
Restricted assets	379	428

Total current assets	67,513	92,851
Property and equipment, net	19,380	19,495
Goodwill	176,275	152,224
Intangible assets, net	30,218	27,287
Other assets, net	5,033	2,251

Total assets	$298,419	$294,108

Liabilities & Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,012	$11,384
Current portion of long-term debt	234	154
Current portion of deferred revenue	3,343	2,579
Other current liabilities	429	1,252

Total current liabilities	18,018	15,369
Long-term debt, net of current portion	236	403
Deferred tax liability	3,002	1,964
Deferred revenue, net of current portion	1,936	1,712

Total liabilities	23,192	19,448
Shareholders’ equity	275,227	274,660

Total liabilities and shareholders’ equity	$298,419	$294,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Revenues:
Service revenues	$16,224	$10,586	$31,437	$20,978
Product revenues	8,644	9,563	16,869	15,982

Total revenues	24,868	20,149	48,306	36,960

Cost of revenues:
Service cost of revenues (includes $84 and $169 for the three and six month periods ending June 30, 2006 for stock-based compensation)	11,856	7,685	23,133	14,954
Product cost of revenues	3,847	4,995	7,645	7,908
Amortization of purchased intangible assets	2,021	1,218	3,889	2,435

Total cost of revenues	17,724	13,898	34,667	25,297

Gross Profit:	7,144	6,251	13,639	11,663

Operating expenses:
Sales and marketing (includes $187 and $358 for the three and six month periods ending June 30, 2006 for stock-based compensation)	2,840	2,032	5,336	4,141
Research and development (includes $130 and $227 for the three and six month periods ending June 30, 2006 for stock-based compensation)	1,863	1,258	3,546	2,487
General and administrative (includes $351 and $657 for the three and six month periods ending June 30, 2006 for stock-based compensation)	3,643	3,061	8,117	6,424
Amortization of purchased intangible assets	141	100	258	200

Total operating expenses	8,487	6,451	17,257	13,252

Operating Loss:	(1,343)	(200)	(3,618)	(1,589)
Interest income	496	68	1,166	68
Interest expense	(43)	(38)	(49)	(54)
Other income (expense), net	11	(39)	28	84

Loss before income taxes:	(879)	(209)	(2,473)	(1,491)
Provision for income taxes	(751)	(296)	(1,315)	(654)

Net loss	$(1,630)	$(505)	$(3,788)	$(2,145)

Net loss per share:
Basic and diluted	$(0.06)	$(0.03)	$(0.13)	$(0.11)

Weighted average basic and diluted shares	29,076	19,218	29,042	19,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	$19	$204,167	$(49,074)	$(322)	$154,790
Exercise of employee stock options	—	802	—	—	802
Common stock issued for director fees	—	330	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	101
Common stock issued for acquisition	2	27,408	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	1,933
Foreign currency translation adjustment	—	—	—	(2,076)	(2,076)
Net loss	—	—	(7,353)	—	(7,353)

Balance, December 31, 2005	29	333,456	(56,427)	(2,398)	274,660
Exercise of employee stock options	—	1,067	—	—	1,067
Common stock issued under employee stock purchase plan	—	159	—	—	159
Stock-based compensation expense		1,411	—	—	1,411
Foreign currency translation adjustment	—	—	—	1,718	1,718
Net loss	—	—	(3,788)	—	(3,788)

Balance, June 30, 2006	$29	$336,093	$(60,215)	$(680)	$275,227

The accompanying notes are an integral part of these consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	July 3, 2005
Cash Flows from Operating Activities:
Net loss	$(3,788)	$(2,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,511	5,900
Expenses paid in common stock	—	135
Stock-based compensation expense	1,411	—
Deferred tax provision	1,016	554
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(962)	(751)
Inventory	(543)	(857)
Other assets	(586)	515
Deferred revenue	982	426
Accounts payable and accrued expenses	(1,299)	(2,987)

Net cash provided by operating activities	4,742	790

Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(30,567)	—
Additions to property and equipment	(3,463)	(1,579)
Proceeds from sale of equipment	—	500
Purchase of intangible and other assets	(563)	(235)

Net cash used for investing activities	(34,593)	(1,314)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(88)	(239)
Net proceeds from issuance of common stock	1,226	129

Net cash provided by (used in) financing activities	1,138	(110)

Effect of exchange rate changes on cash	(32)	(22)
Net decrease in cash and cash equivalents	(28,745)	(656)
Cash and cash equivalents, beginning of period	72,385	11,309

Cash and cash equivalents, end of period	$43,640	$10,653

Supplemental Disclosure:
Cash Paid for Interest:	$48	$54
Cash Paid for Taxes:	$332	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIISAGE TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Viisage Technology, Inc. and subsidiaries (“Viisage” or the “Company”) provides advanced technology identity solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Viisage’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable Viisage’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Viisage’s customers use its solutions to help solve the following three critical problems in identity verification and management:

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Viisage and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the results and financial position for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and omit or condense certain information and footnote disclosures otherwise required by SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Viisage’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of Viisage and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, litigation and valuation of financial instruments, including warrants and stock options. Actual results could differ materially from those estimates.

Stock-Based Compensation

Viisage has the following stock based incentive plans. The 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the “Option Plans”) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Generally, incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to management and employees vest at various rates over periods ranging from three to seven years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant.

In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors Plan to compensate non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 320,000 shares of Viisage common stock. This plan allows directors to elect to receive their board compensation in cash or stock.

At June 30, 2006, the Company has reserved 2,400,000 shares of common stock for issuance under the 1996 Management Stock Option Plan, of which none are available for future issuance. The Company as part of a recent proxy has requested shareholders to approve a new Employee Stock Purchase Plan which will make available new shares for future issuance. The Company has reserved 2,000,000 shares of common stock for issuance under the 2005 Long Term Incentive Plan, of which 1,565,477 shares are available for future issuance. The Company had reserved 430,646 shares of common stock for issuance under the 1996 Director Stock Option Plan, prior to its expiration in 2005.

In connection with the ZN Vision Technologies AG acquisition, as more fully described in the Company’s annual report filed on Form 10-K/A for the year ended December 31, 2005, the Company assumed ZN’s employee share option plan and accordingly has reserved 397,187 shares of Viisage common stock for future issuance to participants in this plan. The options under this plan were fully vested prior to the consummation of the acquisition.

As part of the Imaging Automation, Inc. (“iA”) acquisition, as more fully described in the Company’s annual report filed on Form 10-K/A for the year ended December 31, 2005, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction and, accordingly, the Company has reserved 9,650 shares of Viisage common stock for issuance to the plan’s participants.

On January 1, 2006, Viisage adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company generally recognized compensation expense for restricted stock awards and directors’ fees paid in common stock and did not recognize compensation cost for employee stock options whose exercise price was equal to the fair value of the shares at the time of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. The Company chose the modified prospective transition methodology and accordingly, has not restated the results of prior periods.

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

The expected volatility rate was based on the historical volatility of the Company’s common stock. The expected life of options represents the average time options that vest are expected to be outstanding based on the vesting provisions and the

Company’s historical exercise, cancellation and expiration patterns. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based employee compensation expense was $752,000 and $1.4 million for the three and six months ended June 30, 2006 respectively, and includes $14,000 and $47,000 related to non-vested restricted stock compensation expense, respectively. The Company recognized the full impact of its equity incentive plans in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and did not capitalize any such costs on the consolidated balance sheets. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$84	$169
Research and development	130	227
Selling and marketing	187	358
General and administrative	351	657

Stock-based compensation expense before tax	752	1,411
Less: income tax benefit	—	—

Net stock-based compensation expense	$752	$1,411

The net effect of the adoption of SFAS No. 123(R) on the Company’s financial results for the three and six months ended June 30, 2006 were as follows (in thousands, except for per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expense recognized pursuant to adoption of SFAS No. 123(R)	$752	$1,411
Increase in net loss	752	1,411
Change in cash flows from operating activities	—	—
Change in cash flows from financing activities	—	—
Change in basic and diluted loss per share	$(0.03)	$(0.05)

The Company had previously adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net loss and net loss per share for the three and six months ended July 3, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee awards.

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Net loss, as reported	$(505)	$(2,145)
Add: stock based employee compensation expense included in reported net loss, net of tax	—	34
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(761)	(1,114)

Net loss, pro forma	$(1,266)	$(3,225)

Net loss per common share:
Basic and diluted, as reported	$(0.03)	$(0.11)

Basic and diluted, proforma	$(0.07)	$(0.17)

Stock Options

The following table summarizes the stock option activity from January 1, 2006 through June 30, 2006:

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,296,022	$9.97

Granted	297,000	18.15
Exercised	120,608	10.75
Canceled/expired/forfeited	133,047	15.83

Outstanding at June 30, 2006	2,339,367	11.25

Exercisable at June 30, 2006	1,301,263	$8.66

Restricted Shares

Viisage had 20,715 non-vested restricted shares outstanding at June 30, 2006 all of which were granted in 2005, vest ratably over a four-year period and had an aggregate grant date fair value of $237,000. No non-vested restricted shares were granted, forfeited or cancelled during the three and six months ended June 30, 2006. The total unrecognized compensation cost related to non-vested restricted shares was approximately $199,000 at June 30, 2006.

Computation of Net Loss per Share

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 4,407,000, and 2,227,200 common equivalent shares for the three-month periods and 4,391,000 and 2,404,000 for the six-month periods ended June 30, 2006 and July 3, 2005, respectively, consisting of all outstanding options and warrants, were not reflected in the dilutive net loss per share calculations as their effect would be anti-dilutive.

Inventory and Suppliers

Viisage obtains certain products and services from a limited group of suppliers. Reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, Viisage may experience delays in manufacturing and shipping products and providing services to customers if it loses these sources or if supplies or services from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, the Company does not carry significant inventories of the products it purchases, and it has no guaranteed supply arrangements with its vendors. A loss of a significant supplier could delay sales and increase the Company’s costs. At June 30, 2006 inventory is comprised of approximately $5.0 million of finished goods, $630,000 of work in process and $1.0 million of raw materials. Approximately $1.8 million of inventory is maintained at customer sites at June 30, 2006.

Comprehensive Income/ Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports accumulated other comprehensive loss in its condensed consolidated balance sheets. Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes current period foreign currency translation adjustments. Assets and liabilities of Viisage’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity in accordance with SFAS No. 130. The accumulated other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, Foreign Currency Translation. For the three and six months periods ended June 30, 2006 the comprehensive loss was $1.5 million and $2.0 million, respectively. For the three and six months periods ended July 3, 2005 the comprehensive loss was $2.2 million and $3.9 million, respectively. The Company had approximately $680,000 and $2.4 million of accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005, respectively.

Foreign Currency Contracts

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. As of June 30, 2006, the Company had committed to three foreign currency forward contracts to purchase approximately 130.0 million Japanese yen for approximately $1.1 million. The fair value of these contracts at June 30, 2006 was an unrealized loss of approximately $7,000.

Reclassification of Prior Year Amortization Expense

In the first quarter of 2006, the Company began classifying amortization expense related to acquired technology intangible assets in cost of revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. For the three and six months ended July 3, 2005 the Company reclassified amortization expense of $359,000 and $718,000, respectively from operating expenses to cost of revenues. There were no changes to operating loss or loss per share as a result of this reclassification.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The Company is in the process of evaluating the impact that adoption of the interpretation will have on its financial statements.

3. INCOME TAXES

The income tax provision for the three and six month periods ended June 30, 2006 includes approximately $508,000 and $1.0 million, and for the three and six month periods ending July 3, 2005 approximately $260,000 and $556,000, respectively, which represents the recording of a deferred tax asset for losses incurred during the periods, a full valuation allowance against such deferred tax asset and the recognition of a deferred tax liability related to amortization of tax deductible goodwill for which the period over which the related temporary difference will reverse is indefinite. These deferred tax liabilities cannot be used to offset the deferred tax assets in determining the valuation allowance. In the fourth quarter of 2005, the Company acquired Integrated Biometric Technology in a transaction partially accounted for as an asset purchase for tax purposes, and acquired the assets of the AutoTest business. In 2004, the Company made an election under Internal Revenue Tax Code Section 338(h) (10) to treat the acquisition of Trans Digital Technologies as an asset transaction for tax purposes. These transactions resulted in future tax deductible amortization expense of the related goodwill for tax purposes. The income tax provision also includes state income tax expense for the three and six month periods ended June 30, 2006 of $243,000 and $299,000, respectively, and of $36,000 and $94,000 for the three month and six months ended July 3, 2005, respectively. This is primarily the result of minimum taxes due in state jurisdictions in which the Company operates.

4. RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC (“L-1”), Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, and Mr. Buddy Beck, also a member of the board of directors of the Company beneficially own approximately 28.5%, 7.4%, and 7.9%, respectively, of Viisage’s outstanding common stock. Mr. Robert LaPenta, a principal in L-1, is the Chairman of the Board of directors of the Company.

The Company has consulting agreements with Mr. Berube and his spouse Ms. Joanna Lau under which each receives annual compensation of $125,000. Each agreement terminates on the earlier of July 10, 2012 or commencement of full time employment elsewhere. During the three and six months ended June 30, 2006 and in the prior year period ended July 3, 2005 approximately $62,000 and $125,000, respectively was paid to Mr. Berube and Ms. Lau for these services. At June 30, 2006 an aggregate of approximately $10,000 was due to Mr. Berube and Ms Lau.

In connection with a consulting agreement which terminated in April 2006, Mr. Beck received an annual compensation of $300,000. For the three and six months ended June 30, 2006, approximately $50,000 and $100,000, respectively was paid to Mr. Beck for these services. For the three and six months ended July 3, 2005 Mr. Beck was paid $50,000 and $175,000, respectively, for these services. At June 30, 2006 there was no outstanding balance owed to Mr. Beck.

In connection with the merger of Identix and the acquisition of SecuriMetrics, the Company has agreed to pay L-1 a one time fee of $2.5 million for professional services related to these acquisitions, contingent on the closing of the Identix merger. Additionally, L-1 is obligated to reimburse Viisage $10,000 for equipment purchased by Viisage for use by employees of L-1 who are expected to become employees of Viisage. Mr. LaPenta will serve as the Chairman of the Board and President and Chief Executive Officer of the combined company. In addition, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, who are affiliates of L-1 and Aston, will serve as the Chief Financial Officer and Treasurer, Chief Sales and Marketing Officer and Executive Vice President, respectively, of the combined company.

In connection with the merger with Identix, Aston and Viisage have entered into an agreement in principle whereby the Company will purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser. No other terms of the potential sale have been agreed to and it is subject to the negotiation, execution and delivery of a definitive acquisition agreement mutually acceptable to the parties.

In connection with the relocation of the corporate headquarters of Viisage to the offices of L-1 in Stamford, Connecticut, Viisage expects to enter into a sublease with L-1 under which Viisage will reimburse L-1 for the rent and other costs payable by L-1, which is estimated at $720,000 annually.

In connection with the merger with Identix, Viisage entered into an agreement with Bear Stearns pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce is a partner and senior investment banker at Bear Stearns involved with the engagement and certain employees of Bear Stearns have substantial personal investments in L-1. Pursuant to the letter agreement, Bear Stearns is entitled to a fee of $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to Viisage with respect to certain financings and other corporate transactions in the future. Viisage waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

5. BUSINESS SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. Effective with the acquisition of IBT in December 2005, the Company’s business began operating in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment. Effective with the acquisition of SecuriMetrics in February 2006, the Company began operating in a third segment. The advanced technology identity solutions segment categorizes product and service revenues into three main categories identified by the markets which they serve: State and Local, Federal, and Commercial/Emerging Markets. The Company’s advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Company’s fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening, and its SecuriMetrics segment provides full-function iris recognition and multi-modal biometric devices, software applications and services.

During the three and six months ended July 3, 2005, the Company operated in a single segment, the advanced technology identity solutions segment, and thus all revenues and the entire operating loss were generated from that segment. The Company measures segments based on revenues and operating income (loss). Operating results by segment for the three and six months ended June 30, 2006 were as follows (in thousands):

	Three months ended June 30, 2006		Six months ended June 30, 2006		As of June 30, 2006
	Revenues	Operating Loss	Revenues	Operating Loss	Total Assets	Goodwill
Segment:
Advanced technology identity solutions(*)	$17,884	$(369)	$34,936	$(2,073)	$199,758	$95,351
Fingerprint products and services	4,996	(289)	10,583	(324)	67,683	58,710
SecuriMetrics	1,988	(685)	2,787	(1,221)	30,978	22,214

	$24,868	$(1,343)	$48,306	$(3,618)	$298,419	$176,275

(*)	Includes corporate general and administrative expenses.

Revenues by market for the three and six months ended June 30, 2006 and July 3, 2005 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
State and Local	$11,892	$9,016	$21,652	$17,999
Federal	11,511	8,955	22,514	16,583
Commercial/Emerging Markets	1,465	2,178	4,140	2,378

	$24,868	$20,149	$48,306	$36,960

Viisage’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
United States	$23,225	$16,990	$44,491	$32,774
Rest of World	1,643	3,159	3,815	4,186

	$24,868	$20,149	$48,306	$36,960

The Company did not have significant international sales to individual countries for the periods presented.

For the three and six month periods ended June 30, 2006, the U.S. Transportation Security Administration accounted for 16% and 17% respectively of revenues. For the three month periods ended June 30, 2006 and July 3, 2005, the U.S. Department of State accounted for 19% and 36% of revenues, respectively. For the six month periods ended June 30, 2006 and July 3, 2005, the U.S. Department of State accounted for 18% and 33% of revenues, respectively. As of June 30, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of total accounts receivable, which was approximately $2.9 million and $3.3 million, respectively.

6. ACQUISITIONS

Pending Business Combination

On January 11, 2006, Viisage, through a wholly-owned subsidiary VIDS Acquisition Corp. (“Merger Sub”), entered into an Agreement and Plan of Reorganization with Identix Incorporated, a Delaware corporation (“Identix”), which was amended on July 7, 2006 (the “Merger Agreement”). Under the Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as a wholly-owned subsidiary of Viisage (the “Merger”). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of Viisage common stock for each share of Identix common stock they own (the “Exchange Ratio”). Based upon Viisage’s common stock closing price of $17.69 on January 11, 2006, this represented a price of $8.367 per Identix share. Viisage is expected to assume Identix’ stock option plans and outstanding stock options and to assume all outstanding warrants to purchase Identix common stock, which will be converted into the right to receive Viisage common stock based on the Exchange Ratio. Viisage and Identix have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the Merger (in the case of Identix) and approval of the stock issuance in connection with the Merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for the board of directors of Viisage to recommend approval of the stock issuance and charter amendments. Consummation of the Merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, accuracy of representations, and receipt of tax opinions. On July 27, 2006, the Securities and Exchange Commission declared effective the Form S-4 Registration Statement containing the joint proxy statement/prospectus relating to the proposed Merger. Stockholders of record of Viisage and Identix as of June 30, 2006 are entitled to vote at their respective company stockholder meetings on August 29, 2006. The Merger is expected to close on August 29, 2006. The Merger Agreement contains certain termination rights for both Viisage and Identix, and further provides that, upon termination of the Merger Agreement under specified circumstances, the terminating party must pay a termination fee of $20 million.

Pending Acquisition

On July 14, 2006, the Company entered into a definitive agreement to acquire privately-held Iridian Technologies, Inc. (“Iridian”) Iridian’s intellectual property portfolio and iris recognition algorithm will be combined with Viisage’s wholly-owned subsidiary, SecuriMetrics, Inc., to advance the development and implementation of SecuriMetrics’ advanced hardware, software and database capabilities. Under the terms of the definitive agreement, Viisage will pay Iridian shareholders $35 million in cash. In connection with the Iridian transaction, Viisage also negotiated a $6.5 million reduction in potential contingency payments to SecuriMetrics under the terms of Viisage’s February 2006 acquisition of SecuriMetrics.

SecuriMetrics, Inc.

On February 17, 2006, Viisage acquired 100% of SecuriMetrics, Inc. for $30 million in cash, including $2 million placed in escrow for 18 months. In addition, the SecuriMetrics stockholders will have an opportunity to earn up to an additional $13 million in consideration if key performance thresholds are reached and contingencies are resolved, of which $11.5 million would be paid in shares of Viisage common stock at a fixed price of $17.69 per share and the remainder of $1.5 million would be paid in cash. Subsequently, in connection with the Iridian acquisition, SecuriMetrics stockholders have agreed to reduce contingent consideration by $1.5 million and will instead receive a lump sum cash payment of $5 million at the closing of the Iridian transaction. An additional $1.5 million is payable in cash to shareholders subject to SecuriMetrics meeting performance thresholds. In addition, approximately $500,000 of the payment that will be made to L-1 for the professional services described in Note 4 will be allocated to the SecuriMetrics acquisition. The contingent consideration of $500,000 to be paid to L-1 will be accounted for as additional purchase price.

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

The following unaudited pro forma operating data are presented as if the acquisition of SecuriMetrics had occurred at the beginning of each period presented. The unaudited pro forma data is for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had Viisage and SecuriMetrics been operating as combined entity for the periods presented. Unaudited pro forma revenue, net loss and net loss per share information for the six months ended June 30, 2006 and July 3, 2005 were as follows (in thousands, except per share amounts):

	For the Six months ended
	June 30, 2006	July 3, 2005
Revenues	$48,499	$39,921
Net loss	(5,802)	(3,937)
Basic and diluted net loss per share	(0.20)	(0.21)

The pro forma net loss for SecuriMetrics for the six months ended June 30, 2006 includes approximately $752,000 of bonuses paid to employees of SecuriMetrics in connection with the sale of the company.

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

$30,286

The acquisition of Iridian Technologies, Inc. is expected to result in a settlement of the existing litigation with the Company. (See Note 7). As a result, the contingent purchase price otherwise payable to the sellers is expected to be reduced by $6.5 million. The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities are obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the Company’s results of operations. None of the goodwill is expected to be deductible for tax purposes.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
System assets held under capital leases	$151	$151
System assets	46,656	54,407
Computer and office equipment	6,912	5,882
Leasehold improvements	219	199

	53,938	60,639
Less accumulated depreciation	34,558	41,144

Property and equipment, net	$19,380	$19,495

8. LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Mr. Bernard C. Bailey, Mr. William K. Aulet (our former Chief Financial Officer) and Mr. Denis K. Berube and other members of Viisage’s Board of Directors. These lawsuits have been consolidated into one action under one case name: In re: Viisage Identity Solutions Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and we intend to defend the action vigorously. In April 2006, we filed a motion to dismiss this case. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we could be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by our representatives that generally appear to be intended to support her contention that she was excused from making a demand on our board of directors before filing a derivative complaint. We have filed a motion to dismiss the federal court action. We believe that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intend to defend the action vigorously.

In September 2003, SecuriMetrics, Inc., a wholly-owned subsidiary of Viisage since February 2006, commenced an action in the United States District Court for the District of New Jersey against Iridian Technologies, Inc. to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian has asserted counterclaims alleging that SecuriMetrics is in breach of or default under certain provisions of such license agreements. We believe that the allegations and claims made by Iridian in this lawsuit are wholly without merit and we intend to defend the action vigorously. However, if the litigation proceeds and we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our iris recognition business.

VIISAGE TECHNOLOGY, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2005 Annual Report on Form 10-K/A and in this Quarterly Report on Form 10-Q.

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

We generate revenues through the sale and licensing of products and services for verifying and managing identities. Our revenues increased to approximately $24.9 million for the three months ended June 30, 2006 from $20.1 million for the three months ended July 3, 2005. Our net loss for the three months ended June 30, 2006 increased to $1.6 million from $0.5 million for the three months ended July 3, 2005. The net loss for the three month period ended June 30, 2006 included approximately $752,000 of stock-based compensation expense related to the adoption of SFAS 123(R) effective January 1, 2006 and amortization expense of approximately $859,000 related to businesses acquired subsequent to July 3, 2005.

Our solutions ensure the production of secure credentials, enable automated background checks and help prevent and detect identity theft and fraud. Annually, our solutions produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a 30% market share, and we are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the fields of face recognition, iris identification and fingerprinting products, services and solutions. In addition, we are a leader in document authentication technology with approximately 3,000 installations in 17 countries. Our customers include governments, law enforcement agencies and businesses around the world.

The market for identity solutions has continued to develop at a rapid pace over the past 24 months. In particular, consumers of identity solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions and alliances. We evaluate our business through financial metrics such as revenues, gross margin, and operating margin, as well as operational metrics such as new products introduced to market, new customers added and new technologies acquired. As an expanding company, we believe that our greatest challenge is choosing the right markets and best opportunities to pursue that will enable us to successfully grow our business.

Sources of Revenues

In our advanced technology identification solutions segment, we generate product revenues principally from sales of biometrics solutions which typically consist of our proprietary software together with commercial off-the-shelf cameras and workstations; document authentication solutions which typically consist of our proprietary document authentication system bundled with our proprietary software; and our secure printing solutions which typically consist of specialized printers and related consumables. In that segment, we generate services revenues from the design, customization and installation of secure credential issuance systems and customized biometrics solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our solutions and on the renewals of those contracts. In our fingerprint products and services segment, we generate revenues through the sale of background screening products and services. In our

SecuriMetrics segment, we generate revenues through the development, customization and sale of biometrics solutions which typically consist of proprietary biometrics capture devices bundled together with our proprietary software. We measure the performance of our segments primarily based on revenues, gross margin, and operating margin, as well as operational metrics such as new products introduced to market, new customers added and new technologies acquired.

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

STRATEGIC INITIATIVES

Building on the three acquisitions we completed in 2004, we have continued to address our customers’ requirements through multiple initiatives, including:

•	the proposed merger with Identix Incorporated, which is expected to close in the third quarter of 2006, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings to identify individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications, which we believe will expand and better serve the addressable market and result in greater long-term growth opportunities than either company will achieve operating alone;

•	the proposed acquisition of Iridian Technologies Inc., which when combined with the recent acquisition of SecuriMetrics, will result in Viisage acquiring the leading iris recognition technology in the industry. Upon consummation of the transaction and the merger with Identix, Viisage is expected to be the only U.S. based manufacturer of a full range of handheld and multimodal biometric recognition solutions encompassing iris, finger and face;

•	the February 2006 acquisition of SecuriMetrics, Inc., a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris, to better position both companies to vie for an even greater share of the biometrics market;

•	the December 2005 $100 million investment in us by Aston Capital Partners, L.P., and the appointment of Mr. Robert LaPenta, founder and Chief Executive Officer of L-1 Investment Partners, LLC, as Chairman of our Board of Directors;

•	the December 2005 acquisition of Integrated Biometric Technology, Inc., a provider of proprietary fingerprint technology and background screening solutions, an important multi-modal recognition capability, which added to our identity software and services portfolio allowing us to offer end-to-end protection and security of personal identities; and

•	the December 2005 acquisition of the AutoTest Division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies, further expanding our vision to provide end-to-end protection and security of personal identities by further strengthening the ability to proof identities before issuing credentials.

IMPACT OF PROPOSED MERGER WITH IDENTIX AND ACQUISITION OF IRIDIAN

Pending Merger with Identix

On January 11, 2006, we, through wholly-owned subsidiary, VIDS Acquisition Corp. (referred to as Merger Sub), entered into an Agreement and Plan of Reorganization, which was amended on July 7, 2006 (referred to as the Identix Merger Agreement) with Identix Incorporated, a Delaware corporation. Under the Identix Merger Agreement, Merger Sub will merge with and into Identix, and Identix will survive as our wholly-owned subsidiary. The merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders will receive 0.473 of a share of our common stock for each share of Identix common stock they own (referred to as the Exchange Ratio). Based upon our common stock closing price of $17.69 on January 11, 2006, this represented a price of $8.367 per Identix share. At closing of the merger, we expect to assume Identix’ stock option plans and outstanding stock options and assume all outstanding warrants to purchase Identix common stock. The assumed stock option plans and assumed outstanding options and warrants will entitle Identix option and warrant holders to the right to receive Viisage common stock based on the Exchange Ratio. We, as well as Identix, have made customary reciprocal representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or to provide confidential information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the merger (in the case of Identix) and approval of the stock issuance in connection with the merger, along with certain charter amendments (in the case of Viisage), and (iii) subject to certain exceptions, for the board of directors of Identix, to recommend adoption by its stockholders of the Merger Agreement and for our board of directors to recommend approval of the stock issuance and charter amendments. Consummation of the merger is subject to reciprocal closing conditions, including stockholder approvals, antitrust approvals, absence of governmental restraints, accuracy of representations, and receipt of tax opinions. On July 27, 2006, the Securities and Exchange Commission declared effective the Form S-4 Registration Statement containing the joint proxy statement/prospectus relating to the proposed merger. Stockholders of record of Viisage and Identix as of June 30, 2006 are entitled to vote at their respective company stockholder meetings on August 29, 2006. The merger is expected to close on August 29, 2006. The Identix Merger Agreement contains certain termination rights for both us and Identix, and further provides that, upon termination of the agreement under specified circumstances, the terminating party must pay a termination fee of $20 million.

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations we intend to account for the merger as a purchase transaction for financial reporting purposes under accounting principles generally accepted in the United States of America. After the merger, the results of operations of Identix will be included in our consolidated financial statements. The cost of the acquisition, which is equal to the aggregate merger consideration, including the fair value of vested stock options of Identix assumed by us and transaction costs, will be allocated based on the fair values of the Identix assets acquired and the Identix liabilities assumed. These allocations will be based upon valuations and other studies that have not yet been finalized.

The proposed merger with Identix along with the proposed acquisition of Iridian and the acquisitions of IBT and SecuriMetrics. are expected to have a material effect on the Company’s operations including but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancing of technical capabilities resulting from combining the intellectual capital of the combined entity.

•	Consolidation of marketing resources and facilities.

•	Consolidation of corporate functions of the separate entities in Stamford, Connecticut.

•	Appointment of a new corporate executive team, including CEO, CFO and new head of sales and marketing.

•	Rationalizing technology costs and research and development activities.

•	Realigning business units to complement each unit’s unique capabilities and rationalizing costs.

It is likely that in connection with the merger, costs will be incurred to realize the benefits of the merger including facilities restructuring, organizational restructurings and asset impairments. These costs, their timing and expected savings, have not yet been determined and are likely to be material.

SEGMENTS AND GEOGRAPHIC INFORMATION

SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and to assess performance. Effective with the acquisition of IBT in December 2005, the Company’s business began operating in two business segments, the advanced technology identity solutions segment and the fingerprint products and services segment. Effective with the acquisition of SecuriMetrics, the Company began operating in a third segment. The Company categorizes product and service revenues into three main categories identified by the markets which it serves: State and Local, Federal, and Commercial/Emerging Markets. The advanced technology identity solutions segment enables governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Company’s fingerprint products and services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening, and its SecuriMetrics segment provides full-function handheld iris recognition and multi-modal biometric devices, software applications and services.

During the three and six months ended July 3, 2005, the Company operated in a single segment, the advanced technology identity solutions segment, and thus all revenues and the operating loss was generated from that segment. The Company measures segments based on revenue and operating income (loss). Operating results by segment for the three and six months ended June 30, 2006 and July 3, 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Advanced Technology Identity Solutions:
Revenues	$17,884	$20,149	$34,936	$36,960
Operating Loss	(369)	(200)	(2,073)	(1,589)

Fingerprint Products and Services:
Revenues	4,996	—	10,583	—
Operating Loss	(289)	—	(324)	—

SecuriMetrics:
Revenues	1,988	—	2,787	—
Operating Loss	(685)	—	(1,221)	—

Consolidated:
Revenues	24,868	20,149	48,306	36,960
Operating Loss	(1,343)	(200)	(3,618)	(1,589)

All corporate costs are included in the advanced technology identity solutions segment.

Revenues by market for the three and six months ended June 30, 2006 and July 3, 2005 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
State and Local	$11,892	$9,016	$21,652	$17,999
Federal	11,511	8,955	22,514	16,583
Commercial/Emerging Markets	1,465	2,178	4,140	2,378

	$24,868	$20,149	$48,306	$36,960

Viisage’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
United States	$23,225	$16,990	$44,491	$32,774
Rest of World	1,643	3,159	3,815	4,186

	$24,868	$20,149	$48,306	$36,960

Of the total revenue for the three and six month periods ended June 30, 2006 and July 3, 2005, approximately $1.6 million, $3.8 million, and $3.2 million and $4.2 million were earned from export sales, respectively. The Company did not have significant international sales to individual countries for the periods presented.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

For the near future, we believe that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the three and six month periods ended June 30, 2006, the U.S. Transportation Security Administration accounted for 16% and 17%, respectively of our revenues. For the three month periods ended June 30, 2006 and July 3, 2005, the U.S. Department of State accounted for 19% and 36%, of our revenues, respectively. For the six month periods ended June 30, 2006 and July 3, 2005 the U.S. Department of State accounted for 18% and 33%, of our revenues, respectively. As of June 30, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of total accounts receivable, which was approximately $2.9 million and $3.3 million, respectively.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from these estimates, there could be a material effect on our consolidated financial statements.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property and equipment, identifiable intangible assets and goodwill. As of June 30, 2006, the balances of property, plant and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.4 million, $30.2 million and $176.3 million, respectively. As of December 31, 2005, the balances of property and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.5 million, $27.3 million and $152.2 million, respectively.

We depreciate property and equipment and intangible assets that have finite lives, and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of our identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss was identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we would record depreciation and amortization over fewer future periods, which would reduce our earnings. Based on our review of the estimated useful lives of property and equipment used in state drivers’ licenses contracts for which we receive extensions, we may determine that longer estimated useful lives are more appropriate, which would increase our gross and operating margins in future periods.

Factors we generally consider important and which could trigger an impairment review of the carrying value of long-lived tangible and intangible assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	underutilization of our tangible assets;

•	discontinuance of product lines by ourselves or our customers;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	significant decline in our market capitalization relative to net book value.

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of June 30, 2006, future events could cause us to conclude otherwise.

In the fourth quarter of 2004, we recorded an impairment charge of $2.0 million related to a write-down of certain system assets associated with our contract to produce drivers’ licenses in the state of Georgia. This impairment was the result of a Georgia court’s grant of summary judgment, during that quarter, in favor of Georgia’s Department of Motor Vehicle Safety, or DMVS, in connection with litigation brought by one of our competitors in March 2003 alleging that the DMVS did not comply with its own bid process when it selected Viisage as the vendor for its new digital drivers’ license program. The summary judgment negated a prior settlement between us and the state that would have provided us with a payment of $2.0 million upon the cancellation of its contract. Due to the uncertainty of the cash settlement as a result of the judge’s ruling and the uncertainty of future cash flows from this contract to support the book value of certain system assets installed, we identified $2.2 million of assets deployed within the state that we deemed to have no alternative use. We reduced the recorded amounts of these assets from approximately $2.2 million to their estimated fair value of approximately $200,000 based on our estimate of realizable value from liquidation of these assets, which resulted in a $2.0 million charge in the fourth quarter of 2004. We also have evaluated for impairment the remaining $2.9 million in assets retained by us from the Georgia contract. These consist of approximately $1.1 million of assets that we anticipate using in Georgia if we are awarded the contract based on the new request for proposals, approximately $150,000 of assets that we anticipate could either be used in Georgia under a new contract or used in other projects, and approximately $1.6 million of assets constituting our central production facility in Georgia. Based upon our current probability-weighted estimate of cash flows, we have determined that these assets are not currently impaired. While we believe we can utilize these assets either in Georgia, if we win the new contract, or on alternative projects. To the extent that we are unable to utilize these assets or realize value through a sale of these assets or reach a new settlement with DMVS regarding these assets, we would be required to record a further charge to earnings.

As a result of our acquisitions beginning in 2004, material amounts goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to the acquisition of SecuriMetrics, the valuation is preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

We follow Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, and to write down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We perform the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an assessment of the fair value of Viisage based on a comparison to comparable companies using the guideline company method and comparable transaction method. We also consider the present value of future discounted cash flows compared to the carrying amount to assess the recoverability of the goodwill. Based upon these analyses, we have determined that the fair value exceeded the carrying amount.

As of June 30, 2006, we have recorded goodwill of $176.3 million. We perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Future cash flows and operating results used in impairment review are based on management’s projections and assumptions. Actual results could differ from such projections used to originally value the acquisitions, which could result in significant impairment charges in the future. From 2004 to 2005 the estimated fair value of the reporting unit used to evaluate the carrying amount of goodwill pursuant to SFAS No. 141 decreased by $53 million, or 16%, as a result of changes in lower projected revenues and profitability during the projection period, and did not result in an impairment in either period.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, our business plans for the acquired businesses or intellectual property and other sources. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	assessments of appropriate valuation methodologies in the circumstances

•	future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

•	the acquired companies’ brand awareness and market position;

•	assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

•	discount rates.

The estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment which will require us to record an impairment charge in the period in which it is identified.

Revenue Recognition

Prior to 2006, revenue consisted primarily of sales from the delivery of personal identification solutions to federal and state government customers, some of which are fulfilled through the delivery of consumables, hardware and software, as well as providing software maintenance, technical support, training, installation and consulting services. Depending on the nature of the arrangements, revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations or Statement of Position No. 81-1 ( SOP 81-1) Accounting for Performance of Construction-type Contracts and Production-type Contracts. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists – We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred – For products, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable – Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable – We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Licenses of off-the-shelf versions of face recognition software;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification;

•	Portable devices that provide iris and multi-modal identification and recognition; and

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support.

Revenue on these transactions is generally recognized upon transfer of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware replacement, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor, and on a net basis where we are the subcontractor.

Many of our arrangements include multiple elements that are subject to the provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements may include one or more of the following: consumables, hardware, software, rights to additional software products when and if available, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of SOP 97-2 or SOP 81-1, we allocate value to each of the elements based on relative fair value, if fair value exists for each element of the arrangement. For arrangements within the scope of SOP 97-2 which do not involve significant production, modification or customization of software or services that are considered essential to the functionality of software we allocate fair value based on vendor specified objective evidence of fair value (“VSOE”), which is determined based the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element. If fair value does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

When multiple-element otherwise arrangements within the scope of SOP 97-2 involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP 97-2 and SOP 81-1. When VSOE exists for software maintenance, technical support or other services in arrangements requiring contract accounting revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP 81-1. When VSOE is not available for such services the entire arrangement is accounted for under SOP 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method. Revenue for software maintenance, hardware repair or replacement, and technical support is recognized as the services or products are delivered.

In general, transactions which involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software, include:

•	Contracts for the production of drivers’ licenses and other identification credentials generally include multiple elements. Under these contracts title to equipment and systems installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of consumables, hardware, system design, implementation, training, consumables management, maintenance and support and is accounted for as equipment under lease and related executory services in accordance Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases or sales of products and services under SAB 104. Revenue on these elements is recognized as drivers’ licenses or credentials are produced. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP 81-1, for which revenue is recognized on the percentage of completion method; and

•	Identity solutions contracts, typically providing for the development, customization and installation of face recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP 97-2 and SOP 81-1, and revenue is recognized on a percentage of completion method. We use the percentage of completion method to account for revenue under these contracts because a high level of certainty exists regarding expected cash flows from these contracts, and a reliable basis exists for estimating the percentage of the contract that is completed at the end of the accounting period.

We measure the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services as defined by the contract. When milestone measures are used, and revenue is recognized when performance are milestones achieved and customer acceptance criteria have been met. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state department of transportation, or similar agency, will pay a fixed price per credential produced utilizing equipment and systems that we design, implement and support. The price includes charges for materials and the data that is stored on the credentials. Prices under these contracts vary depending on, among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of secure credentials to be produced;

•	Size of the database;

•	Cost of consumable materials expected to be used;

•	Level of post-installation involvement that will be required of us; and

•	Competitive environment.

Driver licenses or credentials contracts or contract elements within such contracts generally require that we incur up front costs related to the hardware and other equipment. Such costs are capitalized and are depreciated over the lesser of the contract term or the useful life, beginning when the system goes into service. The delivery of the licenses or credentials typically also requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized as the licenses or credentials are produced. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, we recognize revenue when title is transferred.

Income Taxes

The Company has recorded deferred tax assets for the tax benefits of net operating loss carry forwards, for which it has recorded a full valuation allowance. Utilization of net operating loss carry forwards is dependent upon the Company’s achieving profitable results. These net operating loss carry forwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analyses of past transactions and the pending merger with Identix. Viisage has not completed the analyses required to determine what portion, if any of these carry forwards will have their availability restricted.

The Company has provided an income tax provision for a deferred tax liability related to the amortization of tax deductible goodwill resulting from the acquisitions of AutoTest, TDT and IBT. The resulting deferred tax liability cannot be used to reduce deferred tax assets in determining the required valuation allowance since the period over which the associated temporary difference will reverse is indefinite.

Share-Based Compensation

Effective January 1, 2006, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123(R), and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006. For the three months and six months ended June 30, 2006, our loss from continuing operations and net loss were increased by approximately $800,000 and $1.4 million, respectively for share-based compensation expense related to the adoption of SFAS No. 123(R).

Share-based compensation expense recognized for the three and six months ended June 30, 2006 totaled approximately $800,000 and, $1.4 million, respectively, of which $500,000 and $1.0 million was included in the advanced technology identity solutions segment, $150,000 and $200,000 was included in the fingerprint products and services segment, and $150,000 and $200,000 was included in the SecuriMetrics segment. No tax benefit was recognized in the statement of operations due to our history of operating losses and full valuation allowance on our deferred tax assets. No share-based compensation cost was capitalized for any period presented.

As of June 30, 2006, there was approximately $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over the remaining vesting period.

RESULTS OF OPERATIONS

Comparison of the three-month and six-month periods ended June 30, 2006 and July 3, 2005

Our results of operations of the Company in 2006 have been materially impacted by the acquisitions of IBT and SecuriMetrics, as well as the adoption of SFAS No. 123(R), higher cash balances and a provision for deferred income taxes. The following schedule summarizes the most significant developments that affected the Company’s results of operations for the three and six months ended June 30, 2006 as compared to the same period in the prior year (in thousands):

	Net Income (Loss)
	Three Months	Six Months
Net loss for period ended July 3, 2005	$(505)	$(2,145)
Effect of:
IBT acquisition	(197)	(146)
SecuriMetrics acquisition	(543)	(1,077)
Adoption of SFAS No. 123(R)	(752)	(1,411)
Deferred interest income from increased cash balances	428	1,098
Deferred income taxes	(455)	(661)
Other	394	554

Period ended June 30, 2006	$(1,630)	$(3,788)

Consolidated Results of Operations

The 2006 results of operations were significantly affected by the acquisitions of IBT, which comprises the entire fingerprint products and services segment, and SecuriMetrics. The following tables summarize the effects to the statements of operations for the three and six months ended June 30, 2006.

Three months ended June 30, 2006:

	June 30, 2006	July 3, 2005	Net Change	Change Due to acquired segments	Other Changes
Revenues	$24,868	$20,149	$4,719	$6,984	$(2,265)
Cost of Revenues	17,724	13,898	3,826	5,510	(1,684)

Gross Profit	7,144	6,251	893	1,474	(581)
Operating Expenses	8,487	6,451	2,036	2,448	(412)

Operating Loss	$(1,343)	$(200)	$(1,143)	$(974)	$(169)

Six months ended June 30, 2006:

	June 30, 2006	July 3, 2005	Net Change	Change due to acquired segments	Other Changes
Revenues	$48,306	$36,960	$11,346	$13,370	$(2,024)
Cost of Revenues	34,667	25,297	9,370	10,940	(1,570)

Gross Profit	13,639	11,663	1,976	2,430	(454)
Operating Expenses	17,257	13,252	4,005	3,975	30

Operating Loss	$(3,618)	$(1,589)	$(2,029)	$(1,545)	$(484)

We are seeing increased levels of activity in terms of the size and number of contracts which are addressable by the Company, and we believe this trend will continue. Foreign, U.S., and State Government, and commercial programs include the Western Hemisphere Travel Initiative, HSPD-12, REAL ID, TWIC and Registered Traveler, each of which represents significant business opportunities for us.

Revenues

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Service revenues	$16,224	$10,586	$31,437	$20,647
Product revenues	8,644	9,563	16,869	16,313

	$24,868	$20,149	$48,306	$36,960

Revenues for the three and six months ended June 30, 2006 aggregated $24.9 million and $48.3 million respectively of which approximately $7.0 million and $13.4 million are related to the acquisitions of IBT and SecuriMetrics, respectively. For the three and six month periods ending June 30, 2006, respectively, the SecuriMetrics revenues of $2.0 million and $2.8 million are included in product revenues and the IBT revenues of $5.0 million and $10.6 million are included in service revenues. Other changes in revenues are described below.

Services revenues include multi-year service contracts for systems implementation, maintenance, credential production and other related services. During the three month period ending June 30, 2006, service revenues increased approximately $600,000. For the state and local market, service revenue decreased by $167,000 to approximately $7.4 million from $7.6 million in the second quarter of 2005. This decrease was primarily due to the net effect of completion of drivers’ license contracts ending in 2005, in particular the completion of the State of Florida contract, resulting in decreased revenue of approximately $600,000 compared to the same quarter in the prior year, partially offset by a new drivers’ license contract that entered full production in the fourth quarter of 2005 and contributed approximately $330,000 to the second quarter of 2006, and one unusually large sale of hardware, price increases and increased card volumes of approximately $100,000 compared to same period in the prior year. Facial recognition software service revenue increased by approximately $500,000 for the three months ended June 30, 2006 compared to the same quarter in the prior year due to the completion of the two significant contracts in the second quarter of 2006, specifically Pennsylvania Department of Transportation and a Motorola partnership opportunity. Services revenue for the Federal market remained approximately the same during the second quarter of 2006 compared to the same period in the prior year.

During the six-month period ending June 30, 2006, service revenues decreased approximately $200,000. For the state and local market, service revenue decreased by $500,000 to approximately $14.4 million from $14.9 million, for the six months ended July 3, 2005. This decrease was primarily due to the net effect of completion of drivers’ license contracts ending in 2005, in particular the completion of the State of Florida, OHIO BMV / Prisons, and the state of New York contracts, resulting in decreased revenue of approximately $2.0 million compared to the same period in the prior year, partially offset by a new drivers’ license contract that entered full production in the fourth quarter of 2005 and contributed approximately $600,000 to the six month period of 2006, and increased card volumes and the completion of milestones of approximately $900,000 compared to the same period in the prior year. Facial recognition software service revenue decreased by a net of approximately $137,000 for the six months ended June 30, 2006 compared to the same period in the prior year due to the completion of several significant contracts in the second quarter of 2005 resulting in a decrease of $1.8 million, partially offset by the implementation of several contracts aggregating an approximate increase of $1.6 million, including the State of Pennsylvania. Services revenue for the Federal market increased by $500,000 to approximately $2.9 million from $2.4 million in the first six months of 2005, primarily related to a Department of State consulting project and maintenance sales increase due to growth in the installed base.

Product revenues include the sale of printers and consumables under our contract with the Department of State, document authentication systems, testing systems, and facial recognition software. Product revenues in the three-month period ended June 30, 2006 decreased by $2.9 million relative to the comparable period in the prior year, primarily as a result of one-time and accelerated orders in 2005 from ABN-AMRO, the U.S. Department of State and the U.S. Department of Defense aggregating to $4.0 million, partially offset by 2006 sales of $1.1 million related to state and local contracts derived from the AutoTest business purchased.

Product revenues in the six month period ended June 30, 2006 decreased by $1.9 million relative to the comparable period in the prior year, primarily as a result of one time and accelerated orders in 2005 from ABN-AMRO, the U.S. Department of State and the U.S. Department of Defense aggregating to $4.5 million, partially offset by 2006 sales of $2.2 million related to state and local contracts derived from the AutoTest business and facial recognition product sales of $700,000.

Cost of revenues and gross margins

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Services	$11,856	$7,685	$23,133	$14,954
Product	3,847	4,995	7,645	7,908
Amortization of purchased intangible assets	2,021	1,218	3,889	2,435

Cost of revenues	$17,724	$13,898	$34,667	$25,297
Gross margins	29%	31%	28%	32%

Cost of revenues increased by $3.8 million and $10.4 million for the three and six months ended June 30, 2006, respectively of which $5.5 million and $10.9 million related to the acquisitions of IBT and SecuriMetrics, which are included in product cost of revenues and service cost of revenues, respectively. Excluding the impact of the IBT and SecuriMetrics acquisitions gross margins for the three and six months ended June 30, 2006 was 32%. Included in the cost of revenues for IBT and SecuriMetrics for the three and six months periods is approximately $600,000 and $1.0 million of amortization of purchased intangible assets, respectively. The remaining increase in amortization of intangibles is related to the acquisition of the AutoTest business. Amortization of purchased intangible assets reduced gross margins by 8% and 6% of revenues for the three months ended June 30, 2006 and July 3, 2005 and 8% and 7% for the six months ended June 30, 2006 and July 3, 2005, respectively.

Product gross margin as a percentage of revenues increased to 54% and 55% for the three and six months ended June 30, 2006 from 46% and 49% for the three and six months ended July 3, 2005, respectively. The increase is primarily the result of improved mix related to sales our facial recognition software and sales of our AutoTest products as well as improved margins in our document authentication business due to a $2 million order at a lower margin in 2005.

Service gross margins as a percentage of revenues increased to 32% and 31% from 29% and 30% for the three and six months ending June 30, 2006, respectively. The increase is primarily the result of an increase in higher margin facial recognition service revenues driven by performance on certain milestone based contracts in drivers license states as well as revenues from customers which did not exist in the corresponding period in 2005.

Sales and marketing expenses

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Sales and Marketing Expenses	$2,840	$2,032	$5,336	$4,141
As a percentage of revenues	11%	10%	11%	11%

Sales and marketing expenses increased by approximately $808,000 and $1.2 million for the three and six month periods, respectively. The acquisition of IBT and SecuriMetrics accounted for approximately $800,000 and $900,000 of the increase for the three and six month periods respectively. Additional increases of $187,000 and $358,000 are related to stock-based compensation expense.

Sales and marketing expense consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. We expect our sales and marketing expenses to decline as a percentage of revenues in future quarters.

Research and development expenses

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Research and development expenses	$1,863	$1,258	$3,546	$2,487
As a percentage of revenues	7%	6%	7%	7%

Research and development expenses increased by approximately $605,000 and $1.1 million for the three and six months ended June 30, 2006, respectively of which approximately $900,000 and $1.1 million respectively are due to the acquisitions of IBT and SecuriMetrics. Other increases are attributable to the increase in stock-based compensation expense of approximately $130,000 and $227,000. These increases were offset by decreases of approximately $300,000 and $200,000 for the three and six months ended June 30, 2006, respectively. Excluding the effects of the acquired businesses, the increase in research and development expenses is a result of increases in personnel costs.

Research and development expense consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. We expect our research and development expenses to decline as a percentage of revenues in future quarters.

General and administrative expenses

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
General and administrative expenses	$3,643	$3,061	$8,117	$6,424
As a percentage of revenues	15%	15%	17%	17%

General and administrative expenses increased approximately $582,000 and $1.7 million for the three and six months ended June 30, 2006, of which approximately $800,000 and $1.5 million, respectively, is due to the acquisitions of IBT and SecuriMetrics. Stock-based compensation expense was approximately $351,000 and $657,000 for the three and six month periods ended June 30, 2006. In addition, salaries and other costs increased by $144,000 and $348,000 for the three and six months ended June 30, 2006, respectively. These increases were offset by a decrease of approximately $500,000 and $600,000 in the three and six months ended June 30, 2006, respectively related to legal, professional and outside services incurred, primarily related to Georgia litigation and the audit of our consolidated financial statements, as well as a benefit of $322,000 related to a second quarter settlement of accrued legal fees.

General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors fees, public and investor relations and insurance. We expect our general and administrative expenses to decline as a percentage of revenues in future quarters.

Amortization of purchased intangible assets

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Amortization of purchased intangible assets	$141	$100	$258	$200
As a percentage of revenues	1%	1%	1%	1%

Amortization expense increased $41,000 and $58,000 for the three and six month periods ending June 30, 2006, from the comparable periods in the prior year, respectively, due to the IBT and SecuriMetrics acquisitions.

Interest income and expense

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Interest income	$496	$68	$1,166	$68
Interest expense	(43)	(38)	(49)	(54)

For the three and six months ended June 30, 2006 interest income increased by approximately $428,000 and $1.1 million primarily as a result of a higher average cash balances during 2006 compared to the comparable periods in 2005, and to a lesser extent to increases in interest rates. Interest expense for the three and six months ended June 30, 2006 was flat compared to the same period in the prior year. As result of lower cash balances resulting from the Iridian and SecuriMetrics acquisitions, interest income is expected to decrease in the future.

Other (expense) income, net

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Other (expense) income, net	$11	$(39)	$28	$84

Other (expense) income includes realized and unrealized currency transaction gains and losses on yen-denominated purchases. We typically purchase forward exchange contracts to hedge currency transaction exposure.

Income Taxes

	Three months ended		Six months ended
	June 30, 2006	July 3, 2005	June 30, 2006	July 3, 2005
Provision for income taxes	$751	$296	$1,315	$654

The income tax provision for the three and six month periods ended June 30, 2006 includes approximately $508,000 and $1.1 million, and for the three and six month periods ending July 3, 2005 approximately $260,000 and $554,000, respectively, which represents the recording of a deferred tax asset for losses incurred during the periods, a full valuation allowance against such deferred tax asset and the recognition of a deferred tax liability related to amortization of tax deductible goodwill for which the period over which the related timing difference will reverse is indefinite. These deferred tax liabilities cannot be used to offset the deferred tax assets in determining the valuation allowance. In the fourth quarter of 2005, the Company acquired IBT in a transaction partially accounted for as an asset purchase for tax purposes, and acquired the assets of the AutoTest business. In 2004, the Company made an election under Internal Revenue Tax Code Section 338(h) (10) to treat the acquisition of TDT as an asset transaction for tax purposes. These transactions resulted in future tax deductible amortization expense of the related goodwill for tax purposes. The income tax provision includes state income tax expense for the three and six month periods ended June 30, 2006, of $243,000 and $299,000, respectively, and for the three and six month periods ending July 3, 2005, which amounted to $36,000 and $100,000, respectively. This is primarily the result of minimum taxes due in state jurisdictions in which the Company operates.

OPERATING SEGMENT RESULTS OF OPERATIONS

Advanced Technology Identity Solutions

Revenues for the three and six months ended June 30, 2006 were $17.9 million and $35.0 million, respectively, and reflect decreases of $2.3 million and $2.0 million from the comparable periods in the prior year. Product revenues for the three and six months ended June 30, 2006 decreased $2.9 million and $1.9 million due to a decrease in sales of consumables to the U.S. Department of Defense and U.S. Department of State and completion of large orders of document authentication products in the prior year. These decreases were partially offset by an increase in facial recognition hardware sales. In addition, the AutoTest business added approximately $1.0 million and $2.2 million for the three and six months ended June 30, 2006. Services revenues increased by approximately $600,000 and $200,000 for the three and six months ended June 30, 2006 driven by performance under milestone contracts related to facial recognition and increased maintenance revenues related to document authentication.

Operating loss for the three and six month periods ended June 30, 2006 increased by $169,000 and $484,000, respectively, compared to the corresponding periods in the prior year. The increase in operating loss results from lower margins of $485, 000 and $454,000, as a consequence of lower revenues and mix. Operating expenses decreased by $397,000 and increased by $30,000 for the three and six months, respectively, and include stock-based compensation charges of $483,000 and $954,000, respectively. In the second quarter of 2006, other expenses decreased by $800,000 as a result of lower legal and audit costs of approximately $1.0 million, offset by higher public relations costs and consulting fees of $200,000. For the six months ended June 30, 2006, operating expenses reflect lower legal and audit costs of $900,000.

Fingerprint Products and Services

IBT was acquired on December 16, 2005, and its results of operations have been consolidated since that time. IBT comprises the entire fingerprint products and services segment. Service revenues from IBT were approximately $5.0 million and $10.6 million, respectively for the three month and six month periods ended June 30, 2006. Approximately 78% and 81% of these revenues were derived from contracts with the U.S. Transportation Security Administration and the Florida Department of Financial Services. This customer concentration is expected to decrease over the remainder of the year as IBT begins performance on new contracts to state, local and federal customers.

Operating loss aggregated approximately $289,000 and $324,000 for the three and six months ended June 30, 2006. Cost of revenues was approximately $4.4 million and $9.1 million for the same periods, of which approximately $239,000 and $478,000, respectively related to amortization of purchased intangibles. Total operating expenses for the three and six month periods ended June 30, 2006, respectively were approximately $1.0 million and $1.8 million of which approximately $121,000 and $239,000 related to stock-based compensation expense and amortization of intangible assets.

SecuriMetrics Results of Operations

SecuriMetrics was acquired on February 17, 2006, and its results of operations have been consolidated since that time. Revenues from SecuriMetrics were approximately $2.0 million and $2.8 million for three months ended June 30, 2006 and from the date of acquisition through June 30, 2006, respectively all of which were from product and development sales to the U.S. Government. Revenues are expected to increase over the remainder of the year as SecuriMetrics delivers on existing contracts.

Operating loss was $685,000 and $1.2 million for the three and six month periods ended June 30, 2006. Cost of revenues aggregated approximately $1.2 million and $1.8 million for the same periods, of which approximately $375,000 and $563,000 related to amortization of purchased intangible assets. Total operating expenses for the respective periods aggregated approximately $1.5 million and $2.2 million of which approximately $148,000 and $218,000 related to stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2006, we had $49.5 million of working capital including $43.6 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However we will require additional financing to further implement our acquisition strategy. We also evaluate the terms and conditions of our credit facility on a regular basis in the ordinary course of business. If we cannot achieve our business plan in 2006, or if we enter into material new contracts, or require cash to pursue strategic acquisitions, or determine that modifications to our existing financing arrangements are required, we may be required to seek additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.” We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

On July 17, 2006, Viisage entered into a definitive agreement to acquire privately-held Iridian Technologies, Inc. Under the terms of its definitive agreement with Iridian, Viisage will pay Iridian shareholders $35 million in cash. In parallel with the negotiation of the Iridian transaction, Viisage also negotiated a $6.5 million reduction in potential contingency payments to SecuriMetrics under the terms of Viisage’s February 2006 acquisition of SecuriMetrics. Under the modified contingency arrangements, Viisage has agreed to pay SecuriMetrics stockholders cash consideration of $5.0 million at the closing of the Iridian transaction with an additional $1.5 million of cash consideration contingent on SecuriMetrics meeting certain performance objectives.

On December 14, 2004, we entered into a Loan and Security Agreement with Citizens Bank of Massachusetts. The Loan and Security Agreement permits us to borrow up to $25 million, subject to certain financial covenants which may restrict the amounts borrowed. As of June 30, 2006, we estimate that the incremental amount in addition to the letters of credit described below available to us under the Loan and Security Agreement was approximately $8.5 million based on the financial covenants in the agreement. Any amounts borrowed under the Loan and Security Agreement bear interest at the rate of Citizens’ prime rate minus 0.25% or the London Interbank Offered Rate (LIBOR) plus 2.5%, at our option, and must be repaid on or before May 30, 2007. At various times during 2005 and 2006, we entered into amendments to the Loan and Security Agreement to modify the financial covenants and make certain other changes. As of June 30, 2006, there were commitments of $2.1 million in letters of credit and to certain of our customers which restricted the borrowing capacity under the Loan and Security Agreement. There are no amounts borrowed under this agreement.

In accordance with the Loan and Security Agreement, borrowings are collateralized by the inventory, receivables, equipment and other business assets (excluding intellectual property) of Viisage and our subsidiaries. We are required to maintain the following financial covenants under the Loan and Security Agreement:

•	The ratio of our cash, cash equivalents and billed accounts receivable to the sum of our adjusted current liabilities (as defined in the Loan and Security Agreement) plus outstanding bank loans and letters of credit may not be less than .85:1.0 at the end of any fiscal quarter;

•	Our adjusted earnings before taxes, interest and depreciation and amortization (“Adjusted EBITDA” as defined in the Loan and Security Agreement) may not be less than $750,000 for the discrete fiscal quarter ending June 30, 2006, nor less than $2.5 million for any fiscal quarter thereafter;

•	The ratio of our total indebtedness (as defined in the Loan and Security Agreement) to our Adjusted EBITDA may not be more than 1.50:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005;

•	The ratio of our cash flow to our fixed charges (each as defined in the Loan and Security Agreement) may not be less than 2.0:1.0 for the trailing twelve month period ending on any fiscal quarter end, commencing December 31, 2005; and

•	We must maintain minimum cash and cash equivalents position of at least $7.5 million at all times.

As of June 30, 2006, we were in compliance with the covenants under the Loan and Security Agreement. If we do not remain in compliance with the applicable covenants, Citizens could refuse to lend funds to us and could require immediate repayment of any amounts outstanding.

In 2003, we entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of our suppliers. These project lease arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. The interest rates on these capital leases are fixed between 6% and 8%. The terms of these leases range from 12 months to 60 months. In 2005, we entered into an arrangement for financing of database licenses with another vendor. As of June 30, 2006, there was a total of $284,000 outstanding under these arrangements, $143,000 of which is included in the current portion of long-term debt and $141,000 of which is in long-term debt, net of current portion.

In 2004, we purchased an asset for $800,000 which is payable in installments over four years. As of June 30, 2006, we had approximately $186,000 outstanding, which represents the present value of future payments remaining under this agreement, $91,000 of which was included in the current portion of long-term debt and $95,000 of which was included in long-term debt, net of current portion.

In October 2005, we entered into an investment agreement with L-1 Investment Partners, LLC, or L-1, subsequently assigned by L-1 to its affiliate, Aston Capital Partners, L.P., or Aston, under which we issued and sold to Aston 7,619,047 shares of our common stock at $13.125 per share, and issued to Aston warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share. The proceeds of the issuance, net of transaction costs, were approximately $98.7 million and have been deposited in unrestricted cash accounts. Under the investment agreement with Aston, $85 million of the proceeds was to be used to finance acquisitions subject to approval by Viisage’s board of directors, of which $18 million is available at June 30, 2006.

Cash flows

	Six Months Ended
	June 30, 2006	July 3, 2005
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$4,742	$790
Investing activities	(30,593)	(1,314)
Financing activities	1,138	(110)
Effect of exchange rates on cash and cash equivalents	(32)	(22)

Net decrease in cash and cash equivalents	$(28,745)	$(656)

Cash flows from operating activities increased by $4.0 million for the six months ended June 30, 2006 as compared to the corresponding period for the prior year. The net loss for the first half of 2006 was $3.8 million, which included non-cash charges of $8.5 million for depreciation and amortization, $1.4 million for stock-based compensation and approximately $1.0 million for deferred taxes. Excluding the impact of working capital changes described below, cash flows from operating activities improved from $4.4 million to $7.1 million for the three months ended June 30, 2006. Other changes in operating assets and liabilities resulted in a net decrease in cash and cash equivalents as discussed below.

On February 17, 2006, we acquired SecuriMetrics for $28.4 million cash, including professional fees, and placed an additional $2 million placed in escrow for 18 months. In addition, under the terms of original purchase agreement, the former SecuriMetrics stockholders may earn up to an additional $13 million in consideration, of which $11.5 million would be paid in common stock at a value of $17.69 and $1.5 million would be paid in cash, subject to SecuriMetrics meeting performance thresholds and resolving contingencies. Subsequently, in connection with the Iridian acquisition, SecuriMetrics stockholders have agreed to reduce contingent consideration by $1.5 million and will instead receive a lump sum cash payment of $5 million at the closing of the Iridian transaction. An additional $1.5 million is payable in cash to shareholders subject to SecuriMetrics meeting performance thresholds. In addition, we purchased $3.5 million of property and equipment, primarily to support new and extended contracts in our drivers’ license business. We also expended cash of $2.2 million for acquisition costs related to our pending acquisition of Identix and $400,000 for the purchase of intangible assets.

Net cash provided by financing activities was $1.2 million, and was primarily the result of proceeds received from exercises of common stock by our employees.

Working Capital

Accounts receivable related to the recent acquisition by Viisage of SecuriMetrics were approximately, $600,000 at June 30, 2006. Other accounts receivable increased by approximately $900,000, as of June 30, 2006 from December 31, 2005, primarily due to increases in revenues. Total days sales outstanding decreased as a result of the inclusion of a full quarter of IBT and SecuriMetrics operating results. IBT significantly improves the days sales outstanding as IBT typically collects cash at the time services are performed.

Inventories related to our recent acquisition of SecuriMetrics was approximately $1.9 million at June 30, 2006. Excluding the effects of SecuriMetrics on inventories, other inventories decreased approximately $200,000, primarily due to the product sales related to AutoTest and documentation authentication devices.

Other current assets increased by $250,000 primarily as a result of prepaid insurance and other deposits.

Accounts payable, accrued expenses and other current liabilities related to the acquisition of SecuriMetrics were $3.2 million at the date of acquisition and $1.7 million at June 30, 2006. Excluding the impact of SecuriMetrics accounts payable and accrued expenses increased to $12.4 million at June 30, 2006 from $11.4 million at December 31, 2005, primarily due to accrued professional fees related to our pending merger with Identix, timing of payment of accrued payroll and related costs and of other professional fees.

Total deferred revenue increased to approximately $1.0 million to $5.3 million at June 30, 2006. The increase is due to annual maintenance renewals and payments received on customer projects for which revenue recognition criteria was not met as of June 30, 2006.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of June 30, 2006 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$2,660	$427	$1,928	$305	$—
Capital lease and long-term debt obligations	491	240	251	$—	$—

As of June 30, 2006, we had standby letters of credit issued by Citizens Bank for approximately $2.1 million to certain of our customers.

CONTINGENT OBLIGATIONS

Our principal contingent obligations consist of cash and shares of our common stock which may be issued upon achievement of acquired businesses’ performance incentives.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN, our international operating results from transactions by our German operations have been denominated in euros. As of June 30, 2006, the cumulative loss from foreign currency translation adjustments was approximately $680,000. Hardware and consumables purchases related to contracts associated with the TDT acquisition are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. Prior to 2005, we did not hedge foreign currencies utilizing derivative instruments. In 2005, we began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. For the three-month periods ended June 30, 2006 and July 3, 2005, we had realized and unrealized losses, net of any hedging transactions, of $7,000 and $46,000, respectively, related to transactions with Japanese vendors. As of June 30, 2006, we had committed to three foreign currency forward contracts to purchase approximately 130.0 million Japanese yen for approximately $1.1 million. The fair value of these contracts at June 30, 2006 was unrealized loss of approximately $7,000. All of these contracts have since been settled. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We previously reported a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our

Annual Report on Form 10-K/A for the year ended December 31, 2005. As a result of this material weakness in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

(b) Changes in internal controls. In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2005, management determined that our internal control with regard to effecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2005, management has taken a number of steps to address this material weakness. In addition, during the quarter ended June 30, 2006, management took the following steps they believed necessary to help address the material weakness described above:

•	Hired additional permanent and temporary experienced accounting personnel, changed the organizational structure, and implemented a more detailed accounting close process to enhance the monitoring and review of account reconciliations. This includes the hiring of divisional chief financial officers for each of the segments. We also hired a full time revenue recognition accountant in the advanced technology identity solutions segment.

•	Integrated all entities for consolidation in the Company’s accounting system, and enhanced the system’s reporting capabilities to facilitate analysis of accounts.

•	Implemented new controls, including both system and manual controls, for revenue recognition, fixed assets including depreciation expense recognition, expense accruals and inventory valuation.

•	Conducted interim physical inventories to enhance the controls over inventories.

•	Implemented new reporting and analysis packages for each of the Company’s business segments to enhance the monitoring and review of these segments and to improve our financial statement close process.

We continue to plan and expect to implement additional changes to our accounting and financial reporting and related processes that we believe are also reasonably likely to strengthen and materially affect our disclosure controls and procedures. These include:

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

The steps described above were changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to test the effectiveness of the changes described above during 2006, and will design and implement additional changes, which are intended to remediate the material weakness which existed as of June 30, 2006. Our chief executive officer and chief financial officer do not have sufficient assurance that these changes are adequate to prevent and detect material misstatement of our financial position or results of operations and have concluded that our disclosure controls and procedures were not effective at June 30, 2006.

Please see Item 2, “Management’s Discussion and Analysis of Financial Condition—Results of Operations—General and Administrative Expenses” for a discussion of operating expenses, which, in part, relate to the remedial actions described above.

We are currently implementing an enhanced controls environment intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. The changes in our internal control over financial reporting implemented by us to date will not in and of themselves remediate the material weakness and certain of these remedial measures will require some time to be fully implemented or to take full effect. While this implementation phase is underway, we are continuing to rely on extensive manual procedures. Prior to the remediation of this material weakness, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

We are designing our internal controls over financial reporting to provide reasonable assurances of achieving their objectives. For the reasons described above, we have concluded that our internal controls over financial reporting do not provide such reasonable assurances as of June 30, 2006. We also note that a control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2005 and the six months ended June 30, 2006 only and did not affect the results of any prior periods.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Mr. Bernard C. Bailey, Mr. William K. Aulet (our former Chief Financial Officer) and Mr. Denis K. Berube and other members of Viisage’s Board of Directors. These lawsuits have been consolidated into one action under one case name: In re: Viisage Identity Solutions Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by us and certain of our officers and directors arising out of purported misstatements and omissions in our SEC filings related to the litigation involving the Georgia drivers’ license contract and related to our reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of our stock during the period May 12, 2004 through March 2, 2005. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. We believe that the allegations and claims made in this lawsuit are wholly without merit and we intend to defend the action vigorously. In April 2006, we filed a motion to dismiss this case. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we could be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against our directors, naming us as a nominal defendant. The suits claim that these directors breached their fiduciary duties to our shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by our representatives that generally appear to be intended to support her contention that she was excused from making a demand on our board of directors before filing a derivative complaint. We have filed a motion to dismiss the federal court action. We believe that the allegations and claims made in the remaining derivative lawsuit are likewise wholly without merit and intend to defend the action vigorously.

See Item 3 of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2005 for a description of certain other legal proceedings involving Viisage. There have been no material changes in such proceedings since the date of such Form 10-K.

ITEM 1A – RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K/A. The risks and uncertainties described below and in the 2005 Form 10-K/A are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for years 1996 and 2000, have resulted in net losses in each year, including a net loss of $3.8 million in the six-month period ended June 30, 2006. At June 30, 2006, we had an accumulated deficit of approximately $60.2 million. We expect to continue to invest in the development of our secure credential, biometric and documentation authentication technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We derive a significant portion of our revenues from a few customers, the loss of which could have an adverse effect on our revenues.

For the three-month and six month periods ended June 30, 2006, the Transportation Security Administration accounted for 16% and 17% and the U.S. Department of State accounted for 19% and 18% of our revenues, respectively. The loss of any significant customer would cause revenue to decline and could have a material adverse effect on our business.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report and our auditors’ attestation report are included in our Annual Report on Form 10-K/A under Item 8.

For the quarter ended June 30, 2006, our management concluded that our internal control with regard to affecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function to affect a timely and accurate financial statement close process with the necessary level of review and supervision. This material weakness could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2006. Our external auditors notified management and the audit committee of our board of directors that they agreed with management’s conclusion as to the ineffectiveness of our internal controls as of December 31, 2005. Management has identified certain steps designed to address the material weakness described above, and has begun to execute remediation plans, as discussed in Item 4 of Part II of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K/A, “Management’s Annual Report on Internal Control over Financial Reporting”.

As a result of the material weakness in our internal controls over financial reporting described above, management also concluded that that our disclosure controls and procedures were not effective at June 30, 2006. If we are unable to remedy this material weakness promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are remedying this material weakness, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.

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

In the three month period ended June 30, 2006, Viisage derived approximately 6.9% of its total revenues from international sales. We have a local presence in Germany. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations resulting from increases in revenues outside the U.S. and in purchases of Yen-denominated materials. Net revenues and related expenses generated from Viisage’s operations in Germany are denominated in euros. The results of operations and financial position associated with this location create exposure to foreign exchange rate fluctuations. As of June 30, 2006, our accumulated other comprehensive loss includes foreign currency translation adjustments of approximately $680,000. In addition to our German operation, we have significant Japanese Yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese Yen-denominated transactions could result in unexpected fluctuations to its results of operations, which could be material and adverse.

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

Date: August 9, 2006	By:	/s/ BERNARD C. BAILEY
Bernard C. Bailey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ BRADLEY T. MILLER
Bradley T. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Note	Description
10.82	(a)	Fifth Amendment to Loan and Security Agreement dated as of June 30, 2006 by and among Viisage Technology, Inc., Trans Digital Technologies Corporation, Imaging Automation, Inc., Biometrica Systems, Inc. and Citizens Bank of Massachusetts

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note	Description
(a)	Filed herewith.