Form 10-Q
period 2006-09-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2006-11-09
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 000-21559

L-1 IDENTITY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3320515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

(203) 504-1100

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common stock, $.001 par value	72,245,068

L-1 IDENTITY SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1– FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,319	$72,385
Accounts receivable, net	39,429	14,615
Inventory	10,180	4,903
Other current assets	4,920	948

Total current assets	84,848	92,851
Property and equipment, net	19,925	19,495
Goodwill	868,993	152,224
Intangible assets, net	158,747	27,287
Other assets, net	5,173	2,251

Total assets	$1,137,686	$294,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$57,056	$11,384
Current portion of deferred revenue	9,690	2,579
Other current liabilities	1,596	1,406

Total current liabilities	68,342	15,369
Deferred tax liability	3,640	1,964
Deferred revenue, net of current portion	4,634	1,712
Other long term liabilities	1,623	403

Total liabilities	78,239	19,448
Shareholders’ equity	1,059,447	274,660

Total liabilities and shareholders’ equity	$1,137,686	$294,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Revenues	$39,767	$14,306	$88,073	$51,265

Cost of revenues:
Cost of revenues	24,852	7,624	51,868	27,783
Depreciation expense	1,823	1,670	5,585	4,515
Amortization of purchased intangible assets	3,405	1,143	7,293	3,639

Total cost of revenues	30,080	10,437	64,746	35,937

Gross Profit	9,687	3,869	23,327	15,328

Operating expenses:
Sales and marketing	3,366	1,625	8,703	5,552
Research and development	3,323	1,321	6,868	3,942
General and administrative	9,008	2,876	17,126	9,178
Asset impairments and merger related expenses	22,767	—	22,767	—
Amortization of purchased intangible assets	102	100	359	300

Total operating expenses	38,566	5,922	55,823	18,972

Operating Loss	(28,879)	(2,053)	(32,496)	(3,644)
Interest income	377	75	1,543	143
Interest expense	(56)	(31)	(105)	(85)
Other income, net	—	210	27	294

Loss before income taxes	(28,558)	(1,799)	(31,031)	(3,292)
Provision for income taxes	698	309	2,013	963

Net Loss	$(29,256)	$(2,108)	$(33,044)	$(4,255)

Net loss per share:
Basic and diluted	$(0.66)	$(0.11)	$(0.97)	$(0.22)

Weighted average basic and diluted shares	44,448	19,246	34,234	19,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2005	$19	$204,167	$(49,074)	$(322)	$154,790
Exercise of stock options	—	802	—	—	802
Common stock issued for directors’ fees	—	330	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	101
Common stock issued for acquisition	2	27,408	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	1,933
Foreign currency translation adjustment	—	—	—	(2,076)	(2,076)
Net loss	—	—	(7,353)	—	(7,353)

Balance, December 31, 2005	29	333,456	(56,427)	(2,398)	274,660
Exercise of stock options	—	4,456	—	—	4,456
Common stock issued under employee stock purchase plan	—	159	—	—	159
Common stock issued for acquisition, net	43	769,931	—	—	769,974
Fair value of assumed stock options for acquisition	—	35,103	—	—	35,103
Retirement plan contributions paid in common stock	—	182	—	—	182
Stock-based compensation expense	—	5,896	—	—	5,896
Foreign currency translation adjustment	—	—	—	2,061	2,061
Net loss	—	—	(33,044)	—	(33,044)

Balance, September 30, 2006	$72	$1,149,183	$(89,471)	$(337)	$1,059,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	October 2, 2005
Cash Flows from Operating Activities:
Net loss	$(33,044)	$(4,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,402	9,082
Directors’ fees paid in common stock	—	171
Stock-based compensation expense	5,896	34
Deferred tax provision	1,676	778
Asset impairments and in process research and development charge	17,341	—
Retirement plan contributions paid in common stock	182	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,491)	4,709
Inventory	799	(2,150)
Other assets	(3,127)	451
Deferred revenue	742	588
Accounts payable and accrued expenses	10,917	(5,598)

Net cash provided by operating activities	7,293	3,810

Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(43,364)	—
Capital expenditures	(4,973)	(3,005)
Increase in restricted cash	(2,222)	—
Proceeds from sale of equipment	—	500
Purchase of intangible and other assets	(549)	—

Net cash used in investing activities	(51,108)	(2,505)

Cash Flows from Financing Activities:
Payments on long-term debt	(309)	(70)
Financing fees	(483)	—
Proceeds from issuance of common stock	4,615	169
Cost of issuance of common stock for acquisition	(2,012)	—

Net cash provided by financing activities	1,811	99

Effect of exchange rate changes on cash	(62)	(38)

Net (decrease) increase in cash and cash equivalents	(42,066)	1,366
Cash and cash equivalents, beginning of period	72,385	11,309

Cash and cash equivalents, end of period	$30,319	$12,675

Supplemental Disclosure:
Cash paid for interest	$106	$58
Cash paid for income taxes	$110	$85

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) and its subsidiaries (“L-1” or the “Company”) provides a full range of identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity protection solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity protection solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides biometric and identity solutions to federal, state and local government agencies, foreign governments and commercial entities. The Services segment currently provides fingerprinting services to federal and state governments and commercial enterprises, primarily financial institutions.

The Company has developed and acquired complimentary technologies and businesses that allow it to offer a full range of secure credentialing and biometric products, including facial, fingerprint and iris recognition products and technologies to customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by L-1 and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in L-1’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company derives its revenue from sales of products and services and solutions that include both products and services. With respect to product revenue, the Company sells hardware, software or a combination of hardware and software products. The Company’s service revenue is derived from maintenance consulting and training services related to product sales and as well as finger printing services. A customer, depending on its needs, may order a single hardware or software product or service or combine hardware products, software products and services to create a multiple element arrangement.

The Company’s revenue recognition policies are described in detail in the notes to the consolidated financial statements included in Form 10-K/A. The following policies supplement those policies to reflect the business acquisitions made by the Company during 2006.

In the case of hardware only sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to current policy and practices, acceptance of these products is considered to be contingent upon successful installation. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain the Company’s responsibility, but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, the Company is required to install products on the behalf of third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple elements, the Company applies the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements typically include hardware, maintenance, training, and installation. For each multiple element arrangement, the Company determines if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and within the Company’s control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, the Company relies upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, the Company relies upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, the Company relies upon VSOE of fair value using the price charged when that element is sold separately. In the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition methodology is applied.

In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, the Company applies the guidance of EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.

Revenue from maintenance arrangements such as those typically sold with live scan systems are recognized ratably over the term of the arrangements. Maintenance that is bundled with other elements is deferred based upon fair value of the maintenance services. Fair value is based on the renewal rate for continued maintenance arrangements.

Stock Based Compensation

On January 1, 2006, L-1 adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company recognized compensation expense for restricted stock awards and directors’ fees paid in common stock and did not recognize compensation cost for employee stock options whose exercise price was equal to the fair value of the Company’s common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. The Company chose the modified prospective transition methodology and, accordingly, has not restated the results of operations of prior periods. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The modified prospective method of transition requires compensation expense related to share based payments to be recognized beginning on the adoption date: over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected common stock price volatility	93.8%	105%
Risk free interest rate	4.4%	4.3%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration experience. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the 6.3 year term. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense was $4,481 and $5,896 for the three and nine months ended September 30, 2006, respectively, and includes $585 and $632 related to restricted stock compensation expense, respectively. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and did not capitalize any such costs. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$246	$416
Research and development	375	603
Sales and marketing	142	501
General and administrative	493	1,151
Asset impairments and merger related expenses	3,225	3,225

Stock-based compensation expense	$4,481	$5,896

The Company had previously adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended October 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based awards. A reconciliation of net loss as reported to pro forma net loss and a presentation of per share amounts follows (in thousands, except per share data):

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net loss, as reported	$(2,108)	$(4,255)
Add: stock based employee compensation expense included in reported net loss	—	34
Deduct: stock-based compensation expense determined using fair value based method for all awards	(818)	(1,932)

Net loss, pro forma	$(2,926)	$(6,153)

Net loss per share:
Basic and diluted, as reported	$(0.11)	$(0.22)

Basic and diluted, pro forma	$(0.15)	$(0.32)

Computation of Net Loss per Share

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. Incremental dilutive shares of 1,169,000 and 1,750,800 for the three and nine-month periods ended September 30, 2006 and October 2, 2005, respectively, resulting from the assumed exercise of dilutive options and warrants, were not reflected in the diluted net loss per share calculations as their effect would be anti-dilutive.

Inventory and Suppliers

L-1 obtains certain products and services from a limited group of suppliers. Reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, L-1 may experience delays in manufacturing and shipping products and providing services to customers if it loses these sources or if supplies or services from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, the Company does not carry significant inventories of the products it purchases, and it has no guaranteed supply arrangements with its vendors. A loss of a significant supplier could delay sales and increase the costs. Approximately $2.5 million of inventory is maintained at customer sites at September 30, 2006.

The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience (see Note 11).

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports accumulated other comprehensive loss in its condensed consolidated balance sheets. Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) includes current period foreign currency translation adjustments. Assets and liabilities of L-1’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive loss with the accumulated other comprehensive loss included as a separate component in shareholders’ equity. The accumulated other comprehensive income (loss) consists of unrealized translation losses in accordance with SFAS No. 52, Foreign Currency Translation. For the three and nine months periods ended September 30, 2006, the comprehensive loss was approximately $28.9 million and $31.0 million, respectively. For the three and nine months periods ended October 2, 2005 the comprehensive loss was approximately $1.8 million and $5.9 million, respectively.

Foreign Currency Contracts

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in operations. None of the contracts were terminated prior to settlement. As of September 30, 2006, the Company had committed to two foreign currency forward contracts to purchase approximately 77.7 million Japanese yen for approximately $0.7 million. The fair value of these contracts at September 30, 2006 was an unrealized loss of approximately $17,000.

Reclassification of Prior Year Amortization Expense

In the first quarter of 2006, the Company began classifying amortization expense related to acquired technology intangible assets in cost of revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. For the three and nine months ended October 2, 2005, the Company reclassified amortization expense of $0.4 million and $1.1 million, respectively from operating expenses to cost of revenues. There were no changes to operating loss or net loss per share as a result of this reclassification.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The Company is in the process of evaluating the impact that adoption of the interpretation will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company will be as of the beginning of 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

3. STOCK OPTIONS

Stock Based Compensation

L-1 has the following stock based incentive plans. The 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the “Option Plans”) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to officers and employees generally vest over four years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant.

In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors’ Plan to compensate non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 320,000 shares of L-1 common stock. This plan allows directors to elect to receive their board compensation in cash or stock.

At September 30, 2006, the Company has reserved 493,160 shares of common stock for issuance under the 1996 Management Stock Option Plan, of which none are available for future issuance. The Company has reserved 2,000,000 shares of common stock for issuance under the 2005 Plan, of which 733,500 shares are available for future issuance. The Company had reserved 430,646 shares of common stock for issuance under the 1996 Director Stock Option Plan, prior to its expiration in 2005.

Assumed Plans

In connection with the ZN Vision Technologies AG (“ZN”) acquisition on January 23, 2004, as more fully described in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005, the Company assumed ZN’s Employee Share Option Plan and accordingly has reserved 397,187 shares of L-1 common stock for issuance upon exercise of outstanding options held by participants in this plan. The options under this plan were fully vested prior to the consummation of the acquisition.

As part of the Imaging Automation, Inc. (“iA”) acquisition on October 5, 2004, as more fully described in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction and, accordingly, the Company has reserved 9,650 shares of L-1 common stock for issuance to the plans’ participants.

In connection with the Company’s merger with Identix Incorporated (“Identix”) in 2006, the Company assumed all of the then outstanding options granted under the Identix Incorporated 2002 Equity Incentive Plan (the “2002 Plan”), the Identix Incorporated New Employee Stock Incentive Plan, the Identix Incorporated Non-Employee Directors Stock Option Plan, the Identix Incorporated Equity Incentive Plan, the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan to purchase an aggregate 6,361,905 shares of common stock of Identix, which, based on the exchange ratio of 0.473, are exchangeable into an aggregate of 3,009,181 shares of common stock of the Company. The Company reserved 3,009,181 shares of L-1 common stock for issuance upon exercise of outstanding options under the Identix plans.

The 2002 Plan will expire in 2012 and provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to L-1 eligible employees and non-employee directors and consultants. Options generally vest on an annual basis over a period of four years. As of September 30, 2006, 2,070,224 shares of L-1 common stock were reserved for issuance pursuant to options outstanding under the 2002 Plan and 1,493,082 shares of L-1 common stock were reserved for future issuance pursuant to options to be granted under the 2002 Plan.

Options granted under the Identix Incorporated New Employee Stock Incentive Plan, which will expire in 2010, generally vest on an annual basis over a period of four years. As of September 30, 2006, 1,182,500 shares of L-1 common stock were reserved for issuance pursuant to options outstanding under the plan.

Options granted under the Identix Non-Employee Directors Stock Award Plan vest over one year. As of September 30, 2006, 156,090 shares of L-1 common stock were reserved for issuance pursuant to outstanding options under this plan.

Options granted under Identix Equity Incentive Plan generally vest over a four year period. As of September 30, 2006, 132,440 shares of L-1 common stock were reserved for issuance upon exercise of options outstanding under this plan.

In connection with the Identix acquisition of Visionics Corporation, Identix had assumed the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan (the “Visionics Plans”) in June 2002. The Company then assumed the Visionics Plans in connection with the Identix merger. As of September 30, 2006, 1,525,485 shares of L-1 common stock were reserved for issuance pursuant to options outstanding under the Visionics Plans.

Stock Options

The following table summarizes the stock option activity from January 1, 2006 through September 30, 2006:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Fair Value
Outstanding at January 1, 2006	2,306,022	$9.97	5.9	$11.67

Assumed in connection with Identix merger	3,008,861	13.26	5.9	11.67
Granted	1,572,000	14.61	9.8	11.85
Exercised	(626,734)	—	—	—
Canceled/expired/forfeited	(131,897)	—	—	—

Outstanding at September 30, 2006	6,128,252	11.88	6.9	12.04

Exercisable at September 30, 2006	4,186,206	11.73	5.9	9.50

The aggregate unearned compensation cost of unvested options outstanding as of September 30, 2006 was $18.7 million and will be amortized over a weighted average period of 2.8 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $2.2 million and $3.4 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

The recognition of a tax benefit related to the exercise of stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

Restricted Shares

L-1 had 3,943 non-vested restricted shares outstanding at September 30, 2006, all of which were granted in 2005 and vest ratably over a four-year period and had an aggregate grant date fair value of approximately $45,000. In August 2006, in conjunction with the merger of Identix, 27,000 fully vested shares were granted to Identix board members that became L-1 board members, which resulted in recording compensation expense of approximately $0.4 million. The total unrecognized compensation cost related to non-vested restricted shares was approximately $39,000 at September 30, 2006.

Employee Stock Purchase Plan

In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which will make available 500,000 new shares for future issuance.

4. INCOME TAXES

The income tax provision for the three and nine month periods ended September 30, 2006 includes approximately $0.7 million and $1.7 million, respectively, and for the three and nine month periods ending October 2, 2005 approximately $0.3 million and $0.8 million, respectively, which represents aggregate impact of a deferred tax asset resulting from net losses incurred during the periods, a full valuation allowance against such deferred tax asset, and, pursuant to SFAS No. 109, a deferred tax liability related to the amortization of tax deductible goodwill for the period over which the related temporary difference will reverse is indefinite. This deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. In the fourth quarter of 2005, the Company acquired Integrated Biometric Technology, Inc, (“IBT”) in a transaction partially accounted for as an asset purchase for income tax purposes, and acquired the assets of the AutoTest business of Openshaw Media Group. In 2004, the Company made an election under Internal Revenue Tax Code Section 338(h) (10) to treat the acquisition of Trans Digital Technologies, Inc. as an asset transaction for income tax purposes. These transactions resulted in future tax deductible amortization expense of the related goodwill for income tax purposes. The income tax provision also includes state income tax expense for the three and nine month periods ended September 30, 2006 of $43,000 and $0.3 million, respectively and of $49,000 and $0.2 million for the three month and nine months ended October 2, 2005, respectively. This is primarily the result of minimum taxes due in state jurisdictions in which the Company operates.

5. RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, and Mr. Buddy Beck, also a member of the board of directors of the Company beneficially own approximately 12.2%, 3.1%, and 3.2%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston Capital Partners, L.P., respectively. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. DePalma is also the Chief Financial Officer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of July 10, 2012 or commencement of full time employment elsewhere. During the three and nine months ended September 30, 2006, $0.1 million and $0.2 million, respectively, and for the three and nine months ended October 2, 2005, $0.1 million and $0.2 million, respectively, were paid in the aggregate to Mr. Berube and Ms. Lau for these services.

In connection with a consulting agreement which terminated in April 2006, Mr. Beck received annual compensation of $0.3 million. For the three and nine months ended September 30, 2006, zero and $0.1 million, respectively was paid to Mr. Beck for these services. For the three and nine months ended October 2, 2005, Mr. Beck was paid $0.1 million and $0.2 million, respectively, for these services. At September 30, 2006 there was no outstanding balance owed to Mr. Beck.

In connection with the merger of Identix and the acquisition of SecuriMetrics, Inc. (“SecuriMetrics”) in 2006, the Company paid L-1 Investment Partners LLC a one time fee of $2.5 million for professional services related to these acquisitions. Approximately $2.0 million and $0.5 million of this fee have been included in the cost of the acquisition of Identix and SecuriMetrics, respectively.

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors. The independent valuation is expected to be performed in the fourth quarter of 2006 or early 2007.

In connection with the relocation of the corporate headquarters of L-1 in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, L-1 entered into a sublease with L-1 Investment Partners LLC under which L-1 will reimburse L-1 Investment Partners LLC for the rent and other costs payable by L-1, which is estimated at $0.7 million annually.

In connection with the merger with Identix, L-1 entered into an agreement with Bear Stearns Companies, Inc. (“Bear Stearns”) pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is a partner and senior investment banker at Bear Stearns involved with the engagement and certain employees of Bear Stearns have substantial personal investments in Aston. Pursuant to the letter agreement, Bear Stearns is entitled to a fee of $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to L-1 with respect to certain financings and other corporate transactions until August 2008. L-1 waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

The Company has employment and non-competition agreements with all of the Company’s executive officers. Such agreements provide for employment and related compensation and restrict the individuals from competing with the Company. The agreements also provide for the grant of stock options under the Company’s stock option plans and for severance upon termination under circumstances defined in such agreements.

As a condition to the closing of the Identix Merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibited L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Robert LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve (12) month period following the expiration of the term of Mr. LaPenta’s employment agreement.

In connection with the acquisition of IBT in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 160,000 will vest upon IBT meeting specified a level of operating performance.

6. REPORTABLE SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding reportable and operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. Effective with the acquisition of IBT in December 2005, the Company transitioned to two operating segments, the Identity Solutions segment and the Services segment. Effective with the acquisition of SecuriMetrics in February 2006, the Company began operating in a third segment, the SecuriMetrics segment. With the acquisition of Identix and Iridian in August 2006, the Company has established two reportable segments: the Identity Solutions segment and the Services segment. The Company’s Identity Solutions segment includes the Viisage Division, the Identix Division and the SecuriMetrics Division, and provides biometrics-enabled solutions that allow governments, law enforcement agencies and commercial enterprises to enhance security, reduce identity theft and to protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and identity databases. The segment’s solutions include products and devices utilizing fingerprinting, face recognition and iris recognition technologies. The Services segment provides solutions to government, civil, and commercial customers that require criminal background checks and screening. All periods reflect the results based on these two segments.

The Company measures segment performance primarily based on revenues and operating income (loss). Operating results by segment for the three and nine months ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three months ended September 30, 2006			Nine months ended September 30, 2006			As of September 30, 2006
	Revenues	Operating Loss		Revenues	Operating Loss		Total Assets	Goodwill
Segment:
Identity Solutions	$30,604	$(24,404)		$68,327	$(25,510)		$1,042,520	$810,076
Services	9,163	(1,150)		19,746	(1,473)		77,697	58,917
Corporate	—	(3,325	)¹	—	(5,513	)¹	17,469	—

	$39,767	$(28,879)		$88,073	$(32,496)		$1,137,686	$868,993

¹	Includes stock-based compensation charges of $1.3 million.

	Three months ended October 2, 2005		Nine months ended October 2, 2005		As of December 31, 2005
	Revenues	Operating Loss	Revenues	Operating Loss	Total Assets	Goodwill
Segment:
Identity Solutions	$14,306	$(1,150)	$51,265	$(767)	$214,152	$93,853
Services	—	—	—	—	67,281	58,371
Corporate	—	(903)	—	(2,877)	12,675	—

	$14,306	$(2,053)	$51,265	$(3,644)	$294,108	$152,224

Corporate assets consist mainly of cash.

Revenues by market for the three and nine months ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
State and local	$18,724	$8,291	$46,304	$26,238
Federal	20,508	5,658	38,999	22,287
Commercial	535	357	2,770	2,740

	$39,767	$14,306	$88,073	$51,265

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
United States	$37,166	$13,446	$82,378	$46,221
Rest of world	2,601	860	5,695	5,044

	$39,767	$14,306	$88,073	$51,265

The Company did not have significant international sales to individual countries for the periods presented.

For the three and nine month periods ended September 30, 2006, the U.S. Transportation Security Administration accounted for 11% and 14%, respectively, of consolidated revenues. For the three month periods ended September 30, 2006 and October 2, 2005, the U.S. Department of State accounted for 15% and 21%, respectively, of consolidated revenues. For the nine month periods ended September 30, 2006 and October 2, 2005, the U.S. Department of State accounted for 18% and 27%, respectively, of consolidated revenues. As of September 30, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 million and $4.4 million, respectively.

7. ACQUISITIONS

SpecTal, LLC

On October 19, 2006, the Company acquired privately-held SpecTal, LLC, (“SpecTal”) which provides comprehensive security and intelligence solutions, specializing in government consulting, training, and technology development. Under the terms of the definitive agreement with SpecTal, the Company paid SpecTal shareholders $100.0 million in cash, of which $5 million was placed in escrow. SpecTal shareholders may receive additional consideration of up to $10.0 million if specified performance thresholds are met through 2009. The acquisition of SpecTal was funded by bank debt (see Note 12).

The results of operations of the following acquisitions have been included in the consolidated financial statements from their respective dates of acquisition.

Identix Incorporated

On August 29, 2006, the merger between L-1 and Identix Incorporated (“Identix”) was approved by shareholders and the Boards of Directors of both companies, with the combined company operating as L-1. The Identix merger was a tax-free reorganization for federal income tax purposes, and Identix stockholders received 0.473 of a share of L-1 common stock for each share of Identix common stock owned (the “Exchange Ratio”). L-1 assumed Identix stock option plans and outstanding stock options and assumed all outstanding warrants to purchase Identix common stock, which were converted into the right to receive L-1 common stock based on the Exchange Ratio.

Under the terms of the Identix merger, Identix stockholders received approximately 42.6 million shares of L-1 common stock. The transaction was valued at approximately $814 million, including the approximate fair value of $35 million of Identix warrants and stock options to purchase 3.0 million shares which were assumed by L-1 and direct acquisition expenses of $7.3 million. The Identix warrants and options assumed by L-1 have been valued using the Black-Scholes valuation model. After the merger, L-1 shareholders owned approximately 41% of the combined company. The transaction has been accounted for as an acquisition of Identix by L-1, based on, among other considerations, the significant share holdings in the combined company by L-1 directors and management as a group, L-1’s right to select the majority of the board of directors of the combined company, L-1 management’s dominant position in senior management of the combined company and the L-1 payment of a premium over the quoted market value of the Identix stock based on the average closing price for the ten days prior to the merger announcement.

Identix sells and markets biometric solutions incorporating fingerprint, facial and skin biometrics and system components necessary for the biometric capture and knowledge discovery. Product offerings include Live Scan and mobile systems and services for biometric capture and identification, and systems, modules and software for biometric matching and verification.

The Company and Identix merged primarily to take advantage of complementary strengths, to more effectively serve their markets and to provide greater long-term growth opportunities. The combined company will be better able to meet customers’ needs for end-to-end identity protection solutions and unlock the potential of both organizations’ strengths in biometrics, credentialing and imaging solutions. Using their combined technological assets, the merger enables the combined company to blend complementary assets and leverage them to provide end-to-end product, service and integration solutions; to support the growing market for multiple identity programs and to meet rigorous government mandates; to better serve the needs of customers by providing a comprehensive portfolio of products and service offerings; to utilize an extensive network and product suite and continue development and deployment of new and improved technologies and equipment; to take advantage of financial synergies; and, have the scale, size and flexibility to better compete in the marketplace.

The aggregate purchase price of Identix is as follows (in thousands):

Shares issued	$771,987
Stock options assumed	35,103
Direct acquisition costs	7,330

Total purchase price	$814,420

The purchase price of Identix was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$50,080
Property and equipment	4,253
Deposits	801
Liabilities assumed	(32,726)
Identified intangible assets:
Completed technology	107,900
Core technology	2,100
In process research and development	2,700
Trade name	20,800
Goodwill	658,512

$814,420

The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities are obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is expected to be deductible for income tax purposes.

Iridian Technologies, Inc.

On August 16, 2006, the Company acquired 100% of the common stock of Iridian Technologies, Inc., (“Iridian”) for $35.3 million in cash, of which $2.0 million was placed in escrow. The acquisition price includes approximately $0.7 million of direct acquisition costs. The purchase price is subject to adjustment based on the final net assets of Iridian. The Company acquired Iridian because of its extensive intellectual property portfolio related to iris recognition technology and for the potential of accelerating the acceptance of iris technology in the marketplace under new ownership and management.

The purchase price of Iridian is as follows (in thousands):

Cash paid	$34,593
Direct acquisition costs	684

Total purchase price	$35,277

The purchase price of Iridian was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$948
Property and equipment	29
Liabilities assumed	(5,066)
Identified intangible assets:
Completed technology	11,000
Contract backlog	200
Goodwill	28,166

$35,277

The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities are obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is expected to be deductible for income tax purposes.

SecuriMetrics, Inc.

On February 17, 2006, the Company acquired 100% of the common stock of SecuriMetrics, Inc., (“SecuriMetrics”), the sole U.S. based manufacturer of iris recognition products, for $30 million in cash, including $2 million placed in escrow for 18 months. In addition, the SecuriMetrics stockholders had an opportunity to earn up to an additional $13 million in consideration if key performance thresholds were reached and contingencies were resolved. Following the Iridian acquisition, SecuriMetrics stockholders agreed to reduce the potential amount of additional consideration to $1.5 million in exchange for a cash payment of $6.5 million. In addition, the Company received $1.4 million of cash previously placed in escrow. The remaining $1.5 million contingent consideration is payable in cash to shareholders subject to SecuriMetrics meeting performance thresholds and will be included in goodwill, if paid. As a result of this transaction, the net purchase price of SecuriMetrics aggregates $35.8 million, includes direct acquisition costs.

The Company acquired SecuriMetrics to complement and expand its biometrics product and services offerings to include iris recognition. In addition, SecuriMetrics is the sole U.S. based manufacturer of iris recognition products and has strong relationships with the agencies of the U.S. government.

The purchase price of SecuriMetrics is as follows (in thousands):

Cash paid	$35,080
Direct acquisition costs	735

Total purchase price	$35,815

The purchase price of SecuriMetrics was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$4,325
Property and equipment	658
Liabilities assumed	(3,162)
Identified intangible assets:
Completed technology	2,700
Core technology	3,100
Contract backlog	100
Trade name	300
Goodwill	27,794

$35,815

The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities are obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is expected to be deductible for income tax purposes.

Pro Forma Information:

The following unaudited pro forma operating data are presented as if the acquisitions of Identix, Iridian, and SecuriMetrics had occurred at the beginning of each period presented. The unaudited pro forma data is for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions operated as a combined entity for the periods presented. Unaudited pro forma revenues, net loss and net loss per share information for the three and nine months ended September 30, 2006 and October 2, 2005 were as follows (in thousands, except per share amounts):

	For the Three months ended		For the Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Revenues	$46,313	$39,345	$133,841	$119,878
Net loss	44,591	8,017	67,796	25,886
Basic and diluted net loss per share	0.62	0.13	0.94	0.42

The pro forma net loss for the three and nine months ended September 30, 2006 includes approximately $9.2 million of direct acquisition costs incurred by the sellers and acquisitions related costs such as one time bonuses and severance in connection with the transactions.

8. IMPAIRMENTS AND MERGER RELATED EXPENSES

Asset impairments and merger related expenses comprise the following (in thousands):

	Total Charges	Cash Payments
In process research and development	$2,700	$—
Asset impairments	14,641	—
Separation costs	3,167	1,852
Change in control costs	1,403	349
Other stock-based compensation related to merger	856	—

Total	$22,767	$2,201

In accordance with SFAS No. 144, the Company identified indications of in asset impairments which consist of intangible assets of $10.5 million, fixed assets of $3.0 million related to a terminated contract with the State of Georgia and other charges of $1.1 million. Separation costs include cash charges for severance payments of $1.9 million and stock-based compensation charges of $1.3 million to certain of the Company’s former executives. Change in control costs represent stock-based compensation resulting from the acceleration of vesting of stock options and restricted stock that were due to contractual obligations embedded in the option arrangements of certain executives of the Company of $1.1 million and cash payments of $0.3 million made to retiring members of the Company’s board of directors.

9. ADDITIONAL INFORMATION

Inventory (in thousands):

	September 30, 2006	December 31, 2005
Purchased parts and materials	$6,933	$2,892
Work in progress	826	—
Finished goods	2,421	2,011

Inventory	$10,180	$4,903

Property and equipment (in thousands):

	September 30, 2006	December 31, 2005
System assets	$47,325	$54,558
Machinery, demo and tooling	2,719	—
Computer and office equipment	6,109	5,882
Leasehold improvements	425	199

	56,578	60,639
Less accumulated depreciation and amortization	36,653	41,144

Property and equipment, net	$19,925	$19,495

For the three and nine months ended September 30, 2006, the depreciation and amortization expense of property and equipment was $2.2 million and $6.5 million, respectively. For the three and nine month periods ending October 2, 2005, the depreciation and amortization expense of property and equipment was $1.9 million and $5.1 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the nine months ended September 30, 2006 (in thousands):

	September 30, 2006
	Identity Solutions	Services	Total
Balance beginning of year	$93,853	$58,371	$152,224
Identix merger	658,812	—	658,812
Iridian acquisition	28,166	—	28,166
SecuriMetrics acquisition	27,794	—	27,794
IBT additional costs and adjustments	—	546	546
Other	1,451	—	1,451

	$810,076	$58,917	$868,993

Intangible Assets (in thousands):

	September 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Completed technology	$124,300	$(2,435)	$12,164	$(2,040)
Core technology	5,200	(508)	—	—
Tradenames and trademarks	21,800	(225)	—	—
Contract backlog	18,438	(8,569)	20,789	(6,562)
Other	946	(200)	5,155	(2,219)

	$170,684	$(11,937)	$38,108	$(10,821)

Amortization of intangible assets was $3.7 million and $7.9 million for the three and nine months ended September 20, 2006, respectively, and $1.2 million and $3.9 million for the three and nine months ended October 2, 2005, respectively. Amortization for the fourth quarter of 2006 and the subsequent five years and are thereafter as follows: $6.5 million, $26.0 million, $24.4 million, $20.1 million, $18.3 million, $17.1 million and $46.3 million.

10. WARRANTS

In connection with the acquisition of Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of September 30, 2006, the warrant had not vested. The warrant expires in 2014.

In connection with Identix’ merger with Visionics in 2002, the Company also assumed warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger, which were converted into warrants to purchase shares of Identix common stock. At September 30, 2006, the remaining warrants to purchase 38,789 shares of common stock of the Company expire upon its fulfilling its registration obligations, and have exercise prices between $20.78 and $26.53.

11. CONTINGENCIES

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and officers and directors. The Company believes that the allegations and claims made in this lawsuit are without merit and the Company intends to defend the action vigorously. In April 2006, the Company filed a motion to dismiss this case. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could adversely affect the Company’s business, financial condition, results of operations and cash flows as a result of the damages that the Company could be required to pay. It is possible that the existing insurance policies either may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company has filed a motion to dismiss the federal court action. The Company believes that the allegations and claims made in the remaining derivative lawsuit are likewise without merit and intend to defend the action vigorously.

From time to time in the ordinary course of business, the Company is involved in disputes with third parties, including former employees of the Company. Identix Incorporated, a wholly owned subsidiary of the Company, is a defendant in one lawsuit filed by a former employee of Identix in the Fresno County Superior Court of California alleging, among other things, wrongful discharge. L-1 believes the claims are without merit and is vigorously defending the lawsuit. In a separate dispute, in June 2006 another former employee of Identix filed a lawsuit in the U.S. District Court for the Central District of California alleging, among other things, unlawful wage rate discrimination based on gender. The employee had previously initiated an arbitration proceeding in California containing the same allegations. The former employee of Identix filed the lawsuit after Identix prevailed in its declaratory judgment action in federal court in Minnesota in April 2006 when the court enjoined the plaintiff from further prosecuting plaintiff’s arbitration proceeding in California and further ordered plaintiff to arbitrate their dispute in Minnesota in accordance with the terms of plaintiff’s sales commission agreement with the Company. L-1 believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit and the pending arbitration proceeding.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean Corporation) (“LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. LG has also sought leave to amend its complaint to add antitrust claims against Iridian for attempted monopolization. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, the parties have not completed discovery and accordingly, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In September 2006, L-1 received a notice of a claim from a former employee and consultant of Iridian alleging that Iridian owes such individual $2.0 million pursuant to a consulting agreement entered into between Iridian and the individual in 1997. L-1 and Iridian are in the process of investigating the allegations. To the extent the individual’s claims against Iridian have merit, L-1 believes that any payments due to such individual will be eligible for offset, in whole or in part, pursuant to the indemnification escrow account established as part of L-1’s acquisition of Iridian.

In September 2003, SecuriMetrics, a wholly-owned subsidiary of L-1 since February 2006, commenced an action in the United States District Court for the District of New Jersey against Iridian to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian asserted counterclaims alleging that SecuriMetrics was in breach of or default under certain provisions of such license agreements. These lawsuits were settled as part of the acquisition of Iridian by L-1 (see Note 7).

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (“BIS”) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. While the review of the independent expert is continuing, and while monetary penalties arising out of these inadvertent discrepancies are a possible result of these discrepancies, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on the business, operations or financial results of L-1.

In connection with Identix’ sale of Legislative Demographic Services, Inc. (“LDS”) Identix is obligated to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties Identix made in the sales agreement, for an amount not to exceed $0.3 million. This indemnification expires January 2007.

From time to time, the Company agrees to indemnify its customers against liability if the products infringe a third party’s intellectual property rights. As of September 30, 2006, the Company is not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a warranty on various products and services. The Company estimates the cost that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim.

The following table presents changes in the warranty liability for nine month periods ending September 30, 2006 and October 2, 2005 respectively (in thousands):

	September 30, 2006	October 2, 2005
Balance beginning of period	$34	$34
Obligation assumed in connection with Identix merger	1,996	—
Warranty expense	7	—
Closed warranty claims	(276)	—

Balance at end of period	$1,761	$34

12. SUBSEQUENT EVENT

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) by and among the Company, Bank of America (the “Bank”), Bear Stearns, Wachovia Bank, N.A., Credit Suisse, Societe Generale, and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150 million, with the potential for up to $50 million in additional borrowings. The Company is required to comply with certain financial covenants, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25 million of the total facility amount may be used for the issuance of letters of credit. Borrowings under the Agreement are secured by all assets of the Company and certain of its affiliates. The Company used proceeds from the facility to fund the SpecTal acquisition (see Note 7).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in our 2005 Annual Report on Form 10-K/A and in this Quarterly Report on Form 10-Q.

COMPANY BACKGROUND

L-1 Identity Solutions, Inc. (“L-1” or “the Company”) provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management. Our customers use these solutions to help solve the following three critical problems in identity verification and management:

•	assurance that an identification document is authentic and has been issued to the correct person;

•	confidence that the person holding the identification is uniquely tied to and authorized to use the document; and

•	verification of the privileges the individual is entitled to at a particular point in time.

We generate revenues through the sale and licensing of products and services for verifying and managing identities. Our revenues increased to approximately $39.8 million for the three months ended September 30, 2006 from $14.3 million for the three months ended October 2, 2005. Our net loss for the three months ended September 30, 2006 increased to $29.3 from $2.1 for the three months ended October 2, 2005. The net loss for the three month period ended September 30, 2006 includes approximately $22.8 million of asset impairments, separation costs, change in control and other costs, of which $3.2 million comprises stock-based compensation charges. The results from the period also includes additional stock-based compensation charges of $1.3 million and amortization expense of intangible assets of approximately $2.2 million related to businesses acquired subsequent to October 2, 2005. The Company adopted the provision of SFAS 123(R) effective January 1, 2006.

Our identity protection solutions ensure the production of secure credentials, enable automated background checks and help prevent and detect identity theft and fraud. Annually, our identity protection solutions produce more than 30 million secure government-issued credentials at more than 2,000 locations. We are the second largest provider of U.S. drivers’ licenses with a market share of approximately 30%, and we are the sole source provider of passport production capability to the U.S. Department of State. We also are a recognized leader in biometrics in the fields of face recognition, iris identification and fingerprinting products, services and solutions. In addition, we are a leader in document authentication technology with approximately 3,000 installations in 17 countries. Our customers include governments, law enforcement agencies and businesses around the world.

The market for identity protection solutions has continued to develop at a rapid pace over the past 24 months. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenues, operating income (loss) and EBITDA. As an expanding company, we believe that our greatest challenge is choosing the right markets and best opportunities to pursue that will enable us to successfully grow our business.

Sources of Revenues

Identity Solutions

Our SecuriMetrics, Inc. (“SecuriMetrics”) / Iridian Technologies, Inc. (“Iridian”) division generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consist of proprietary biometrics capture devices bundled together with our proprietary software, as well as, sales of licenses and software.

Our Viisage Technology, Inc. (“Viisage”) division generates product revenues principally from sales of biometrics solutions which typically consist of our proprietary software together with commercial off-the-shelf cameras and workstations; document authentication solutions which typically consist of our proprietary document authentication system bundled with our proprietary software; and our secure printing solutions which typically consist of specialized printers and related consumables. Viisage generates services revenues from the design, customization and installation of secure credential issuance systems and customized biometrics solutions. Viisage generates maintenance revenues from maintenance contracts that are typically included with the sale of our solutions and on the renewals of those contracts.

Our Identix Incorporated (“Identix”) division generates revenues from the sale of biometric solutions incorporating fingerprint, facial and skin biometrics and system components necessary for the biometric capture and knowledge discovery. Product offerings include Live Scan and mobile systems and services for biometric capture and identification, and systems, modules and software for biometric matching and verification.

Services

Our Integrated Biometric Technology, Inc (“IBT”) / Identix Identification Services, Inc. (“IIS”) division generates revenues through the sale of background screening products and services.

We market our solutions primarily to U.S. and foreign federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services and transportation. In a typical contract with a government entity for an identity solution, we design the system, supply and install equipment and software and integrate the solution within the entity’s existing network infrastructure. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market, or per fingerprint delivered in the case of our fingerprinting products and Services segment. We also sell products and services that incorporate fingerprinting, facial recognition and iris recognition technology. These include Live Scan products, Identification Based Information Systems (“IBIS”), Automated Biometric Identification Systems (“ABIS”) and biometric and professional services. Our customers usually impose specific performance and acceptance criteria that must be satisfied prior to acceptance of the system and corresponding payment.

Our growth in revenues since the fourth quarter of 2003 is due principally to acquisitions we consummated as well as increased demand for our solutions corresponding to heightened emphasis on secure credential issuance, document authentication and biometrics. We anticipate that the U.S. Department of State will continue to be one of our major customers for the foreseeable future due to the continuing increase in the number of passports issued each year. We also anticipate steadily increasing funding for major government programs such as TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of our expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for identity solutions at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of our solutions for these deployments may vary substantially, and will depend on our ability to successfully compete for this business.

STRATEGIC ACQUISITIONS

We have pursued a strategy of strategic acquisitions to complement and expand our existing products, services and solutions. Recent acquisitions include:

•	our October 2006 acquisition of SpecTal LLC, which provides security and intelligence solutions specializing in government consulting, training and technology development;

•	our August 2006 merger with Identix Incorporated, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our addressable market;

•	our August 2006 acquisition of Iridian Technologies, Inc., which holds the leading iris recognition technology in the industry;

•	our February 2006 acquisition of SecuriMetrics, Inc., a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris;

•	our December 2005 acquisition of Integrated Biometric Technology, Inc., a provider of proprietary fingerprint technology and background screening solutions, an important multi-modal recognition capability, which added to our identity software and services portfolio, allows us to offer end-to-end protection and security of personal identities; and

•	our December 2005 acquisition of the assets of the AutoTest Division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies.

IMPACT OF MERGER WITH IDENTIX AND ACQUISITIONS OF IRIDIAN AND SPECTAL

The results of operations of the Identix merger and the acquisition of Iridian have been included in the consolidated financial statements subsequent to the dates of acquisition.

Merger with Identix

On January 11, 2006, L-1 entered into an Agreement and Plan of Reorganization, which was amended on July 7, 2006 (referred to as the Identix Merger Agreement) with Identix Incorporated. Under the Identix Merger Agreement, our wholly-owned subsidiary merged with and into Identix, and Identix survived as our wholly-owned subsidiary. The merger is intended to be a tax-free reorganization for federal income tax purposes, and Identix stockholders received 0.473 of a share of our common stock for each share of Identix common stock they own (referred to as the Exchange Ratio). At closing of the merger, we assumed Identix’ stock option plans and outstanding stock options and assumed all outstanding warrants to purchase Identix common stock. The assumed stock option plans and assumed outstanding options and warrants entitle Identix option and warrant holders to the right to receive L-1 common stock based on the Exchange Ratio. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, we accounted for the merger as a purchase transaction for financial reporting purposes.

Acquisition of Iridian

On August 16, 2006, the Company acquired 100% of the common stock of Iridian for $35.3 million in cash, of which $2.0 million was placed in escrow, including direct acquisition costs. The purchase price is subject to adjustment based on the net asset value at closing. Iridian has an extensive portfolio related to iris recognition technology and will be integrated with the Company’s SecuriMetrics division.

Acquisition of SpecTal

On October 19, 2006, the Company acquired SpecTal LLC (“SpecTal”), which provides comprehensive security and intelligence solutions specializing in government consulting, training and technology development, for $100.0 million in cash, of which $5.0 million was placed in escrow. SpecTal shareholders may receive additional consideration of up to $10.0 million if specified performance thresholds are met through 2009.

The Identix merger and the acquisitions of Iridian, IBT, SecuriMetrics and SpecTal are expected to have a material effect on our operations including, but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the combined entities.

•	Consolidation of marketing resources and facilities.

•	Consolidation of corporate functions of the separate entities in Stamford, Connecticut.

•	Appointment of a new corporate executive team, including CEO, CFO and new head of sales and marketing.

•	Rationalization technology costs and research and development activities.

•	Realignment business divisions to complement each division’s unique capabilities and rationalizing costs.

REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

During the three and nine months ended October 2, 2005, we operated in a single reportable segment, the Identity Solutions segment, and thus all revenues and the operating loss were generated from that segment. Effective with the acquisitions of Identix and Iridian in August 2006, we have established two reportable segments. We measure segments based on revenues and operating income (loss). Operating results by segment for the three and nine months ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2006		October 2, 2005	September 30, 2006		October 2, 2005
Identity Solutions:
Revenues	$30,604		$14,306	$68,327		$51,265
Operating loss	(24,404)		(1,150)	(25,510)		(767)

Services:
Revenues	$9,163		—	$19,746		—
Operating loss	(1,150)		—	(1,473)		—

Corporate:
Operating loss	$(3,325	)¹	$(903)	$(5,513	)¹	$(2,877)

Consolidated:
Revenues	$39,767		$14,306	$88,073		$51,265
Operating loss	(28,879)		(2,053)	(32,496)		(3,644)

¹	Includes stock-based compensation charges of $1.3 million.

Revenues by market for the three and nine months ended September 30, 2006 and October 2, 2005 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
State and local	$18,724	$8,291	$46,304	$26,238
Federal	20,508	5,658	38,999	22,287
Commercial	535	357	2,770	2,740

	$39,767	$14,306	$88,073	$51,265

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
United States	$37,166	$13,446	$82,378	$46,221
Rest of world	2,601	860	5,695	5,044

	$39,767	$14,306	$88,073	$51,265

DEPENDENCE ON SIGNIFICANT CUSTOMERS

For the near future, we believe that we will continue to derive a significant portion of our revenues from a limited number of large contracts. For the three and nine month periods ended September 30, 2006, the U.S. Transportation Security Administration accounted for 11% and 14%, respectively, of our consolidated revenues. For the three month periods ended September 30, 2006 and October 2, 2005, the U.S. Department of State accounted for 15% and 21%, respectively, of our consolidated revenues. For the nine month periods ended September 30, 2006 and October 2, 2005, the U.S. Department of State accounted for 18% and 27%, respectively, of our consolidated revenues. As of September 30, 2006 and December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 and $4.4, respectively.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The 2006 results of operations were significantly affected by the December 2005 acquisition of IBT, the February 2006 acquisition of SecuriMetrics, the August 2006 acquisition of Iridian and the August 2006 Identix merger. The 2005 results are for Viisage which is now a division of L-1 Identity Solutions, Inc. However, in 2005, it encompassed all of the Company’s operations. Approximately $4.3 million and $5.9 million of the operating loss recorded in 2006 are related to the aforementioned acquisitions.

Revenues

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Revenues	$39,767	$14,306	$88,073	$51,265

Revenues for the three and nine months ended September 30, 2006 aggregate $39.8 million and $88.1 million, respectively, of which approximately $20.8 million and $34.1 million, respectively, is related to the acquisitions of IBT, SecuriMetrics, Iridian and Identix. Excluding the impact of the acquisitions, revenues increased by $4.8 million or 34% and $2.8 million or 5% for the three and nine months ended September 30, 2006, respectively. Revenue for the third quarter increased primarily as a result of increased volumes of US passports to the revenue from U.S. Department of State and increased sales to U.S. Department of Defense relating to the common access card program totaling $2.7 million, higher document authentication revenues of $0.9 million and higher face recognition revenues of $0.9 million. Revenues for the nine months ended September 30, 2006 increased primarily as a result of revenues from state drivers’ license departments of $2.5 million.

Cost of revenues and gross margins

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Cost of revenues	$24,852	$7,624	$51,868	$27,783
Depreciation expense	1,823	1,670	5,585	4,515
Amortization of purchased intangible assets	3,405	1,143	7,293	3,639

Cost of revenues	$30,080	$10,437	$64,746	$35,937
Gross margins	24%	27%	26%	30%

Cost of revenues increased by $19.6 million and $28.8 million for the three and nine months ended September 30, 2006, respectively, of which $15.8 million and $26.8 million related to the IBT, SecuriMetrics, Identix, and Iridian acquisitions. Gross margins in 2006 were adversely impacted by higher than normal inventory and other charges, which reduced gross margins by 5 percentage points and 2 percentage points for the three and nine months ended September 30, 2006, respectively. Excluding the impact of the acquisitions, gross margins for the three and nine months ended September 30, 2006 were 25% and 30%, respectively. Included in the cost of revenues for the three and nine months periods is approximately $3.4 million and $7.3 million of amortization of purchased intangible assets of which $2.1 million and $3.2 million related to the IBT, SecuriMetrics, Identix, and Iridian acquisitions, respectively. Amortization of purchased intangible assets reduced gross margins by 9% and 8% of revenues for the three months ended September 30, 2006 and October 2, 2005, respectively, and 8% and 7% for the nine months ended September 30, 2006 and October 2, 2005, respectively.

Sales and marketing expenses

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Sales and marketing expenses	$3,366	$1,625	$8,703	$5,552
As a percentage of revenues	8%	11%	10%	11%

Sales and marketing expenses increased by approximately $1.7 million and $3.2 million for the three and nine month periods, respectively. The acquisitions of IBT, SecuriMetrics, Iridian, and Identix accounted for approximately $1.2 million and $2.2 million of the increase for the three and nine month periods respectively. Additional increases of $0.1 million and $0.5 million for the three and nine month periods, respectively, are related to stock-based compensation expense.

The remaining increases of $0.3 million and $0.5 million for the three and nine month periods, respectively, were due to the investment in our sales and marketing function with increased headcount resulting in increased salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. We expect our sales and marketing expenses to decline as a percentage of revenues in future quarters.

Research and development expenses

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Research and development expenses	$3,323	$1,321	$6,868	$3,942
As a percentage of revenues	8%	9%	8%	8%

Research and development expenses increased by approximately $2.0 million and $2.9 million for the three and nine months ended September 30, 2006, respectively, of which approximately $2.0 million and $3.2 million, respectively, are due to the acquisitions of IBT, SecuriMetrics, Iridian, and Identix. Excluding the effects of the acquired businesses, expenses in 2006 increased by $0.3 million and $0.4 million due to stock-based compensation expense for the three and nine months ended September 30, 2006.

Research and development expense consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. We expect our research and development expenses to decline as a percentage of revenues in future quarters.

General and administrative expenses

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
General and administrative expenses	$9,008	$2,876	$17,126	$9,178
As a percentage of revenues	23%	20%	19%	18%

General and administrative expenses increased approximately $6.1 million and $7.9 million for the three and nine months ended September 30, 2006, respectively of which approximately $3.2 million and $4.9 million, respectively, is due to the acquisitions of IBT, SecuriMetrics, Iridian, and Identix. Excluding acquired businesses, stock-based compensation expense added $0.7 million and $1.2 million for the three and nine month periods ended September 30, 2006. Other increases for the three and nine months ended September 30, 2006, respectively, relate to legal, professional and outside services incurred, in connection with the merger with Identix and integration of several of our acquisitions.

General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance. We expect our general and administrative expenses to decline as a percentage of revenues in future quarters.

Asset impairment and merger related expenses

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Asset impairment and merger related expenses	$22,767	$—	$22,767	$—

In connection with our merger with Identix, the Company incurred significant personnel costs for severance and other contractual compensation arrangements with the former management team and the Board of Directors of Viisage. These personnel and other severance costs totaled approximately $5.4 million. Additionally, the Company reviewed its long-term assets in light of the strategy and plans of the combined Company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment charges of $13.5 million relating to facial recognition technology, documentation authentification technology, patents, and other long-term assets. Additionally, the Company reviewed its long-term commitments and determined that it would cease to use certain services in the future, accordingly, the Company recorded a charge of $1.1 million pursuant to SFAS No. 146. The Company also recorded a charge for in process research and development of $2.7 million related to the Identix merger.

Amortization of purchased intangible assets

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Amortization of purchased intangible assets	$102	$100	$359	$300
As a percentage of revenues	—%	1%	—%	1%

Amortization expense of purchased intangible assets were relatively unchanged for the three and nine month periods ending September 30, 2006 from the comparable periods in the prior year, respectively, due to the acquisitions of IBT, SecuriMetrics, Iridian, and Identix.

Interest income and expense

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Interest income	$377	$75	$1,543	$143
Interest expense	(56)	(31)	(105)	(85)

Interest income, net	$321	$44	$1,438	$58

For the three and nine months ended September 30, 2006, net interest income increased by approximately $0.3 million and $1.4 million, respectively, primarily as a result of interest income related to higher average cash balances during 2006, due to the $100.0 million investment made by L-1 Investment Partners made in late 2005.

Other income, net

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Other income, net	$—	$210	$27	$294

Other income includes realized and unrealized currency transaction gains and losses on yen-denominated purchases. We typically purchase forward exchange contracts to hedge currency transaction exposure.

Income Taxes

	Three months ended		Nine months ended
	September 30, 2006	October 2, 2005	September 30, 2006	October 2, 2005
Provision for income taxes	$698	$309	$2,013	$963

The provision for income taxes represents a deferred tax provision related to the amortization, tax deductible goodwill and minimum state and local tax provisions. The provision increased as a result of increased amortization of the deductible goodwill resulting from the acquisitions of IBT and AutoTest.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2006, we had $16.5 million of working capital including $30.3 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we will require additional financing to further implement our acquisition strategy. We also evaluate the terms and conditions of our credit facility on a regular basis in the ordinary course of business. If we cannot achieve our business plan in 2006, or if we enter into material new contracts, or require cash to pursue strategic acquisitions, or determine that modifications to our existing financing arrangements are required, we may be required to seek additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.” We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

On October 19, 2006, we entered into an Amended and Restated Credit Agreement (the “Agreement”) by and among the Company, Bank of America, N.A. (the “Bank”), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150 million, with the potential for up to $50 million in additional borrowings. In order to borrow under the facility, we are required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25 million of the total facility amount may be used for the issuance of letters of credit. As of September 30, 2006 no borrowings were outstanding under the facility. As of November 1, 2006 the outstanding balance was $90 million.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. We also have the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, with respect to base rate loans plus the margin described above. If we have not borrowed all available amounts under the facility, we must pay a commitment fee of 0.375% per annum on such unutilized amounts. Subsequent to September 30, 2006, the Company borrowed $105 million under the Agreement, the proceeds of which were used to fund our acquisition of SpecTal, LLC, a Virginia limited liability company (“SpecTal”) as more fully described below.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006; and

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 3 I, 2006, March 31, 2007 and June 30, 2007, (ii) 4.75:1.00 at September 30,2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and June 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter.

Under the terms of the Agreement, we may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and a future parent holding company of the Company may incur an additional $200 million of unsecured subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries, (iv) merge, consolidate, sell or otherwise dispose of substantially all of our assets, (v) make capital expenditures above certain thresholds, (vi) make investments, including acquisitions for cash in excess of $300,000,000 in the aggregate and (vii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable.

In 2004, we purchased an asset for $0.8 million which is payable in installments over four years. As of September 30, 2006, we had approximately $0.2 million outstanding, which represents the present value of future payments remaining under this agreement, $0.1 million of which was included in the current portion of long-term debt and $0.1 million of which was included in long-term debt, net of current portion.

In October 2005, we entered into an investment agreement with L-1 Investment Partners, LLC, subsequently assigned by L-1 Investment Partners LLC to its affiliate, Aston Capital Partners, L.P., or Aston, under which we issued and sold to Aston 7,619,047 shares of our common stock at $13.125 per share, and issued to Aston warrants to purchase an aggregate of 1,600,000 shares of our common stock at an exercise price of $13.75 per share. The proceeds of the issuance, net of transaction costs, were approximately $98.7 million and were deposited in unrestricted cash accounts. Under the investment agreement with Aston, $85 million of the proceeds was to be used to finance acquisitions subject to approval by L-1’s board of directors, of which $18 million was available for working capital at September 30, 2006.

Cash flows

	Nine Months Ended
	September 30, 2006	October 2, 2005
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$7,293	$3,810
Investing activities	(51,108)	(2,505)
Financing activities	1,811	99
Effect of exchange rates on cash and cash equivalents	(62)	(38)

Net (decrease) increase in cash and cash equivalents	$(42,066)	$1,366

Cash flows from operating activities increased by approximately $3.5 million for the nine months ended September 30, 2006 as compared to the corresponding period for the prior year. The net loss for the nine months ending September 30, 2006 was $33.0 million, which included non-cash charges of $17.3 million related to the asset impairments, $14.4 million for depreciation and amortization, $5.9 million for stock-based compensation, approximately $1.7 million for deferred taxes and $0.2 million for retirement contributions paid in the Company’s common stock. Excluding the impact of working capital changes described below, cash flows from operating activities increased to $6.5 million from $5.8 million for the nine months ended September 30, 2006 compared to the corresponding period in the prior year. Other changes in operating assets and liabilities resulted in a net decrease in cash and cash equivalents as discussed below.

On February 17, 2006, we acquired 100% of the common stock of SecuriMetrics, the sole U.S. based manufacturer of iris recognition products, for $30 million in cash, including $2 million placed in escrow for 18 months. In addition, the SecuriMetrics stockholders had an opportunity to earn up to an additional $13 million in consideration if key performance thresholds were reached and contingencies were resolved. Following the Iridian acquisition, SecuriMetrics stockholders agreed to reduce the potential amount of additional consideration to $1.5 million in exchange for a cash payment of $6.5 million. In addition, we received $1.4 million of cash previously placed in escrow. The remaining $1.5 million contingent consideration is payable in cash to shareholders subject to SecuriMetrics meeting performance thresholds and will be included in goodwill, if paid. As a result of this transaction the net purchase price of SecuriMetrics aggregates $35.8 million, including transaction costs.

On August 16, 2006, we acquired Iridian for $35.3 million in cash including direct acquisition costs, of which $2.0 million was placed in escrow. The purchase price is subject to adjustment based on net asset value at closing. In parallel with the negotiation of the Iridian transaction, we also negotiated a reduction in potential contingency payments to SecuriMetrics under the terms of our February 2006 acquisition of SecuriMetrics.

In connection with the merger with Identix on August 29, 2006, the Company acquired cash of $29.2 million and incurred direct acquisition costs of $4.9 million.

On October 19, 2006, the Company acquired SpecTal. We paid at closing a purchase price of $100 million in cash, which purchase price may be subject to a post-closing adjustment based on the net asset value of SpecTal as of the closing date. Of the purchase price paid at closing, $5 million was placed in escrow to be available to satisfy the sellers’ indemnification obligations under the purchase agreement. The purchase agreement also provides that we shall make additional payments to stockholders of up to $10 million if SpecTal achieves certain financial objectives. Such payments, if any, shall be made in installments following the end of the years ending December 31, 2006, 2007, 2008 and 2009.

In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors. The independent valuation will is expected to occur in the fourth quarter of 2006 or early 2007.

Capital expenditures were approximately $5.0 million and $3.0 million for the nine months ended September 30, 2006 and October 2, 2005, respectively, and was primarily related to the Company’s drivers’ licenses product line. In addition, the Company placed $2.2 million in a restricted account containing letters of credit issued by a financial institution.

Net cash provided by financing activities was $1.8 million, and was primarily the result of proceeds received from exercises of common stock by our employees, offset by the cost of issuance of common stock in connection with the Identix merger.

Working Capital

Accounts receivable related to our February 2006 acquisition of SecuriMetrics, the August 2006 acquisition of Iridian and the August 2006 Identix merger were approximately, $23.7 million at September 30, 2006. Other accounts receivable increased by approximately $1.1 million, as of September 30, 2006, from December 31, 2005, primarily due to increases in revenues. Total days sales outstanding decreased as a result of the inclusion of IBT and SecuriMetrics operating results. IBT significantly improves the days sales outstanding as IBT typically collects cash at the time services are performed.

Inventory related to our February 2006 acquisitions of SecuriMetrics and Identix was approximately $6.8 million at September 30, 2006. Excluding the effects of SecuriMetrics and Identix on inventory, inventory decreased approximately $1.5 million, primarily due to the product sales related to AutoTest and documentation authentication devices.

Other current assets increased by $4.0 million primarily as a result of prepaid insurance and other deposits.

Accounts payable, accrued expenses and other current liabilities related to the acquisition of SecuriMetrics, Identix and Iridian were $27.7 million at September 30, 2006. Excluding the impact of SecuriMetrics, Identix, and Iridian accounts payable, accrued expenses and other current liabilities increased to $31.0 million at September 30, 2006 from $12.8 million at December 31, 2005, primarily due to accruals for merger and acquisition related severance, legal, professional fees, insurance, and other expenses.

Total deferred revenue increased by approximately $10.0 million to $14.3 million at September 30, 2006, of which $9.3 million relates to the acquisitions of Identix, Iridian and SecuriMetrics. Excluding the impact of the acquisitions, the increase was $0.7 million. The increase is due to annual maintenance renewals and payments received on customer projects for which revenue recognition criteria was not met as of September 30, 2006.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2006 (in thousands).

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$8,427	$3,409	$4,550	$468	$—

As of September 30, 2006, we had standby letters of credit issued by a bank for approximately $2.2 million to certain of our customers.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results of operations. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results of operations and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from these estimates, there could be a material effect on our consolidated financial statements.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property and equipment, identifiable intangible assets and goodwill. As of September 30, 2006, the balances of property, plant and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.9 million, $158.7 million and $869.0 million, respectively. As of December 31, 2005, the balances of property and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.5 million, $27.3 million and $152.2 million, respectively.

We depreciate property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of our identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible and intangible assets, if an impairment loss was identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we would record depreciation and amortization over fewer future periods, which would reduce our earnings. Based on our review of the estimated useful lives of property and equipment used in state drivers’ licenses contracts for which we receive extensions, we may determine that longer estimated useful lives are more appropriate, which would increase our gross and operating margins in future periods.

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

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of September 30, 2006, future events could cause us to conclude otherwise.

Pursuant to SFAS No. 144, as a result of the merger with Identix and other events during the third quarter of 2006, the Company performed an impairment review of carrying amounts of intangible assets and the assets related to a terminated contract with the State of Georgia. As a result, the Company recorded impairment charges aggregating $22.8 million.

As a result of our acquisitions beginning in 2004, material amounts of goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to our merger with Identix and the acquisitions of SecuriMetrics and Iridian, the valuations are preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

We follow SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. We perform the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an assessment of the fair value of L-1 based on a comparison to comparable companies using the guideline company method and comparable transaction method. We also consider the present value of future discounted cash flows compared to the carrying amount to assess the recoverability of the goodwill. Based upon these analyses, we have determined that the fair value exceeded the carrying amount.

As of September 30, 2006, we have recorded goodwill of $869 million. We perform impairment reviews on the carrying values of goodwill arising from the aforementioned acquisitions at least annually. Future cash flows and operating results used in impairment review are based on management’s projections and assumptions. Actual results could differ from such projections used to originally value the acquisitions, which could result in significant impairment charges in the future. From 2004 to 2005, the estimated fair value of the reporting unit used to evaluate the carrying amount of goodwill pursuant to SFAS No. 141 decreased by $53 million, or 16%, as a result of changes in lower projected revenues and profitability during the projection period, and did not result in an impairment in either period.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates and assumptions, which are derived from information obtained from the management of the acquired businesses, our business plans for the acquired businesses or intellectual property and other sources. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	assessments of appropriate valuation methodologies in the circumstances;

•	future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

•	the acquired companies’ brand awareness and market position;

•	assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

•	discount rates.

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

Revenue Recognition

Our revenue is derived primarily from sales to federal and state government customers, some of which are fulfilled through the delivery of consumables, hardware and software, as well as providing software maintenance, technical support, training, installation and consulting services. Depending on the nature of the arrangements, revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations or Statement of Position No. 81-1 ( SOP 81-1) Accounting for Performance of Construction-type Contracts and Production-type Contracts. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met.

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

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Sale of stand alone hardware products including Live Scan equipment and related maintenance services

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Portable devices that provide iris and multi-modal identification and recognition;

•	Licenses of off-the-shelf versions of face and iris recognition software;

•	Stand alone sales of software including ABIS, AFIS, IBIS, BioLogon and software developer kits;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification; and

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support.

Revenue on these transactions is generally recognized upon transfer of title for product sales, and delivery of services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue for time and material arrangements is recognized as the services are rendered. Expenses on all services are recognized when the costs are incurred. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor and on a net basis where we are the subcontractor. Our sales arrangements generally do not provide for a contractual right to return.

In the case of hardware only sales, we recognize revenue in accordance with SAB 104. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to our current policy and practices, we consider acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain our responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, we will be required to install our products on behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

With respect to stand-alone software product sales and licenses, including ABIS systems, BioLogon and software developer kits, revenue is recognized on software products in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended, and SOP 98-9, Modification of SOP97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the AICPA. We recognize revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection of fee is deemed probable.

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

In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, we apply the guidance of EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.

When multiple-element arrangements otherwise within the scope of SOP 97-2 involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP 97-2 and SOP 81-1. When VSOE exists for software maintenance, technical support or other services in arrangements requiring contract accounting revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP 81-1. When VSOE is not available for such services the entire arrangement is accounted for under SOP 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method. Revenue for software maintenance, hardware repair or replacement, and technical support is recognized as the services or products are delivered.

In general, transactions which involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software, include:

•	Contracts for the production of drivers’ licenses and other identification credentials generally include multiple elements. Under these contracts, title to equipment and systems installed to produce these credentials does not pass to the customer. Under these contracts, the first element consists of consumables, hardware, system design, implementation, training, consumables management, maintenance and support and is accounted for as equipment under lease and related executory services in accordance SFAS No. 13 Accounting for Leases or sales of products and services under SAB 104. Revenue on these elements is recognized as drivers’ licenses or credentials are produced. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP 81-1, for which revenue is recognized on the percentage of completion method; and

•	Identity solutions contracts, typically providing for the development, customization and installation of face and iris recognition systems for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP 97-2 and SOP 81-1, and revenue is recognized on a percentage of completion method. We use the percentage of completion method to account for revenue under these contracts because a high level of certainty exists regarding expected cash flows from these contracts, and a reliable basis exists for estimating the percentage of the contract that is completed at the end of the accounting period.

We measure the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services as defined by the contract. When milestone measures are used, revenue is recognized when performance of milestones is achieved and customer acceptance criteria have been met. We recognize revenue based on the total milestone billable to the customer less revenue related to any future maintenance requirements. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

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

Drivers’ licenses or credentials contracts or contract elements within such contracts generally require that we incur up front costs related to the hardware and other equipment. Such costs are capitalized and are depreciated over the lesser of the contract term or the useful life, beginning when the system goes into service. The delivery of the licenses or credentials typically also requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized as the licenses or credentials are produced. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, we recognize revenue when title is transferred.

Income Taxes

We have recorded deferred tax assets for the tax benefits of net operating loss carryforwards, for which we have recorded a full valuation allowance. Utilization of net operating loss carryforwards is dependent upon achieving profitable results. These net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analyses of past transactions, including the merger with Identix. L-1 has not completed the analyses required to determine what portion, if any, of these carryforwards will have availability restricted.

For federal income tax purposes, the Identix merger is accounted for as an acquisition of the Company by Identix; accordingly, L-1’s net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the utilization of net operating carryforwards of Iridian and SecuriMetrics, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382.

We have provided an income tax provision for a deferred tax liability related to the amortization of tax deductible goodwill resulting from the acquisitions of AutoTest, TDT and IBT. The resulting deferred tax liability cannot be used to reduce deferred tax assets in determining the required valuation allowance since the period over which the associated temporary difference will reverse is indefinite.

Share-Based Compensation

On January 1, 2006, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) revised SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statements of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123(R), and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock based compensation expense is recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006. For the three months and nine months ended September 30, 2006, our loss from operations and net loss were increased by approximately $4.5 million and $5.9 million, respectively for share-based compensation expense related to the adoption of SFAS No. 123(R).

Share-based compensation expense recognized for the three and nine months ended September 30, 2006 was approximately $4.5 million and $5.9 million, respectively, of which $3.1 million and $4.1 million was included in the Identity Solutions segment, respectively, and $0.1 million and $0.3 million was included in the services segment, respectively, and $1.3 million and $1.5 million was included in corporate expenses, respectively. No tax benefit was recognized in the statements of operations due to our history of operating losses and full valuation allowance on our deferred tax assets.

As of September 30, 2006, there was approximately $18.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over a weighted average period of 2.8 years.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in the cautionary statements in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 under the heading “Risk Factors” and in Section 1A of Part II below under the heading “Risk Factors” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our January 2004 acquisition of ZN Vision Technologies AG, our international operating results from transactions by our German operations have been denominated in euros. As of September 30, 2006, the cumulative loss from foreign currency translation adjustments was approximately $0.4 million. Hardware and consumables purchases related to contracts associated with the Trans Digital Technologies, Inc. are denominated in Japanese yen. We mitigate exchange rate volatility by purchasing local currencies at favorable exchange rates. Prior to 2005, we did not hedge foreign currencies utilizing derivative instruments. In 2005, we began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in operations. None of the contracts were terminated prior to settlement. As of September 30, 2006, we had committed to three foreign currency forward contracts to purchase approximately 77.7 million Japanese yen for approximately $0.7 million. The fair value of these contracts at September 30, 2006 was unrealized loss of approximately $17,000. All of these contracts have since been settled. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We previously reported a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K/A for the year ended December 31, 2005. As a result of this material weakness in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

(b) Changes in internal controls. In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2005, management determined that our internal control with regard to affecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2005, management has taken a number of steps to address this material weakness. In addition, during the nine months ended September 30, 2006, management took the following steps it believed necessary to help address the material weakness described above:

•	Hired additional permanent and temporary experienced accounting personnel, changed the organizational structure, and implemented a more detailed accounting close process to enhance the monitoring and review of account reconciliations. This includes the hiring of divisional chief financial officers for each of the segments. We also hired a full time revenue recognition accountant at the Viisage division.

•	Integrated all entities for consolidation in the Company’s accounting system and enhanced the system’s reporting capabilities to facilitate analysis of accounts.

•	Implemented new controls, including both system and manual controls, for revenue recognition, fixed assets including depreciation expense recognition, expense accruals and inventory valuations.

•	Conducted interim physical inventories to enhance the controls over inventories.

•	Implemented new reporting and analysis packages for each of the Company’s divisions to enhance the monitoring and review of these segments and to improve our financial statement close process.

We continue to plan and expect to implement additional changes to our accounting and financial reporting and related processes that we believe are also reasonably likely to strengthen and materially affect our disclosure controls and procedures. These include:

•	Ongoing evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing the accounts and to enhance the level of review and supervision;

•	Ongoing implementation of new procedures, including increased detailed reconciliations to the accounting records; and

•	Ongoing implementation of system enhancements which are expected to automate and improve the timeliness of significant aspects of this process.

During the quarter ended September 30, 2006 we continued to implement these changes in internal controls. In addition, in connection with our evaluation of internal controls as of December 31, 2006, we have engaged consultants to assist us in strengthening our documentation, operation and assessment of internal controls over financial reporting. We expect that these resources will be utilized through the completion of our evaluation of internal controls in the first quarter of 2007. In this regard, we have excluded the 2006 acquisitions as permitted by the rules of the Securities and Exchange Commission, from our assessment of internal controls.

The steps described above were changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to test the operating effectiveness of the changes described above during the fourth quarter 2006 and early 2007, and will design and implement additional changes, which are intended to remediate the material weakness which existed as of September 30, 2006 until we have completed our assessment of internal controls over financial reporting for 2006. Our chief executive officer and chief financial officer do not have sufficient assurance that these changes are adequate to prevent and detect material misstatement of our financial position or results of operations and have concluded that our disclosure controls and procedures were not effective at September 30, 2006.

At June 30, 2005, management of Identix concluded that a material weakness existed as Identix did not maintain effective controls over financial reporting to properly allocate and report the deferred income tax provision arising from the sale of the subsidiary between continued and discontinued operation. Although management of Identix implemented a more in-depth and comprehensive process to account for income taxes to remediate the material weakness, it could not at the time of the merger, assert that the remediation was effective as Identix did not have sufficient time to test the operating effectiveness of the implemented controls.

Please see Item 2, “Management’s Discussion and Analysis of Financial Condition—Results of Operations—General and Administrative Expenses” for a discussion of operating expenses, which, in part, relate to the remedial actions described above.

We are currently implementing an enhanced controls environment intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. The changes in our internal control over financial reporting implemented by us to date will not in and of themselves remediate the material weakness and certain of these remedial measures will require additional time to be fully implemented or to take full effect. While this implementation phase is underway, we are continuing to rely on extensive manual procedures. Prior to the remediation of this material weakness, there remains a risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective. We have not completed our assessment of the internal controls over financial reporting. We expect to assess the effectiveness of internal controls over financial reporting for 2006 in the first quarter of 2007. Accordingly, we cannot provide assurance that we will not report a material weakness in our controls over financial reporting.

We are designing our internal controls over financial reporting to provide reasonable assurances of achieving their objectives. For the reasons described above, we have concluded that our internal controls over financial reporting do not provide such reasonable assurances as of September 30, 2006. We also note that a control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of human error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of these identified deficiencies. The impact of the above conditions was relevant to the fiscal year ended December 31, 2005 and the nine months ended September 30, 2006 only and did not affect the results of any prior periods.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and officers and directors. The Company believes that the allegations and claims made in this lawsuit are without merit and the Company intends to defend the action vigorously. In April 2006, the Company filed a motion to dismiss this case. If the Company is unsuccessful in defending itself in this litigation, this lawsuit could adversely affect the Company’s business, financial condition, results of operations and cash flows as a result of the damages that the Company could be required to pay. It is possible that the existing insurance policies either may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company has filed a motion to dismiss the federal court action. The Company believes that the allegations and claims made in the remaining derivative lawsuit are likewise without merit and intend to defend the action vigorously.

From time to time in the ordinary course of business, the Company is involved in disputes with third parties, including former employees of the Company. Identix Incorporated, a wholly owned subsidiary of the Company, is a defendant in one lawsuit filed by a former employee of Identix in the Fresno County Superior Court of California alleging, among other things, wrongful discharge. L-1 believes the claims are without merit and is vigorously defending the lawsuit. In a separate dispute, in June 2006 another former employee of Identix filed a lawsuit in the U.S. District Court for the Central District of California alleging, among other things, unlawful wage rate discrimination based on gender. The employee had previously initiated an arbitration proceeding in California containing the same allegations. The former employee of Identix filed the lawsuit after Identix prevailed in its declaratory judgment action in federal court in Minnesota in April 2006 when the court enjoined the plaintiff from further prosecuting plaintiff’s arbitration proceeding in California and further ordered plaintiff to arbitrate their dispute in Minnesota in accordance with the terms of plaintiff’s sales commission agreement with the Company. L-1 believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit and the pending arbitration proceeding.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean Corporation) (“LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. LG has also sought leave to amend its complaint to add antitrust claims against Iridian for attempted monopolization. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, the parties have not completed discovery and accordingly, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In September 2006, L-1 received a notice of a claim from a former employee and consultant of Iridian alleging that Iridian owes such individual $2 million pursuant to a consulting agreement entered into between Iridian and the individual in 1997. L-1 and Iridian are in the process of investigating the allegations. To the extent the individual’s claims against Iridian have merit, L-1 believes that any payments due to such individual will be eligible for offset, in whole or in part, pursuant to the indemnification escrow account established as part of L-1’s acquisition of Iridian.

In September 2003, SecuriMetrics, a wholly-owned subsidiary of L-1 since February 2006, commenced an action in the United States District Court for the District of New Jersey against Iridian to obtain a determination of the meaning of disputed terms in a series of interrelated license agreements between SecuriMetrics and Iridian regarding certain iris recognition technology owned by Iridian. Iridian asserted counterclaims alleging that SecuriMetrics was in breach of or default under certain provisions of such license agreements. These lawsuits were settled as part of the acquisition of Iridian by L-1.

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (“BIS”) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. While the review of the independent expert is continuing, and while monetary penalties arising out of these inadvertent discrepancies are a possible result of these discrepancies, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on the business, operations or financial results of L-1.

ITEM 1A – RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our 2005 Form 10-K/A and the registration statement in Form S-4 filed with the Securities and Exchange Commission. The risks and uncertainties described below, in the 2005 Form 10-K/A and the Form S-4 are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for years 1996 and 2000, have resulted in net losses in each year, including a net loss of $33.0 million in the nine month period ended September 30, 2006. At September 30, 2006, we had an accumulated deficit of approximately $89.5 million. We expect to continue to invest in the development of our secure credential, biometric and documentation authentication technologies. Accordingly, we cannot predict when or if we will ever achieve profitability on an annual basis.

We derive a significant portion of our revenues from a few customers, the loss of which could have an adverse effect on our revenues.

For the three-month and nine month periods ended September 30, 2006, the U.S. Transportation Security Administration accounted for 11% and 14% and the U.S. Department of State accounted for 15% and 21% of our revenues, respectively. The loss of any significant customer would cause revenue to decline and could have a material adverse effect on our business.

If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Management’s report and our former independent registered public accounting firm’s attestation report are included in our Annual Report on Form 10-K/A under Item 8.

For the quarter ended September 30, 2006, our management concluded that our internal control with regard to affecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function. This material weakness could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006. Our external auditors notified management and the audit committee of our board of directors that they agreed with management’s conclusion as to the ineffectiveness of our internal controls as of December 31, 2005. Management has identified certain steps designed to address the material weakness described above, and has begun to execute remediation plans, as discussed in Item 4 of Part II of this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K/A, “Management’s Annual Report on Internal Control over Financial Reporting”.

As a result of the material weakness in our internal controls over financial reporting described above, management also concluded that that our disclosure controls and procedures were not effective at September 30, 2006. If we are unable to remedy this material weakness promptly and effectively, it could have a material adverse effect on our business, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are remedying this material weakness, the controls and procedures on which we currently rely may fail to be sufficiently effective, and such controls and procedures may not be adequate to prevent or detect irregularities or ensure the accuracy of our financial statements or reports filed with the SEC.

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

In the nine month period ended September 30, 2006, L-1 derived approximately 7.0% of its total revenues from international sales. We have a local presence in Germany. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

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

We expect that we will have increased exposure to foreign currency fluctuations resulting from increases in revenues outside the U.S. and in purchases of Yen-denominated materials. Net revenues and related expenses generated from Viisage’s operations in Germany are denominated in euros. The results of operations and financial position associated with this location create exposure to foreign exchange rate fluctuations. As of September 30, 2006, our accumulated other comprehensive loss includes foreign currency translation adjustments of approximately $337,000. In addition to our German operation, we have significant Japanese Yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese Yen-denominated transactions could result in unexpected fluctuations to its results of operations, which could be material and adverse.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

L-1 held a Special Meeting in Lieu of Annual Meeting of Stockholders on August 29, 2006. At the meeting, our stockholders voted on the following ten proposals, each of which was approved. Our stockholders cast their votes as follows:

PROPOSAL 1: To approve the issuance and reservation for issuance of shares of Viisage Technology, Inc. common stock to holders of Identix Incorporated securities pursuant to the Agreement and Plan of Reorganization dated January 11, 2006, as amended on July 7, 2006, among Viisage, VIDS Acquisition Corp. and Identix.

For	Against	Abstain	Broker Non-Votes
21,334,987	60,677	18,115	5,966,885

PROPOSAL 2A: To approve an amendment to Viisage’s certificate of incorporation to increase the authorized number of shares of common stock of Viisage from 75,000,000 shares, $0.001 par value per share to 125,000,000 shares, $0.001 par value per share, and correspondingly change Viisage’s total number of authorized shares of capital stock from 77,000,000 shares to 127,000,000 shares.

For	Against	Abstain	Broker Non-Votes
21,240,373	143,614	29,792	5,966,885

PROPOSAL 2B: To approve an amendment to Viisage’s certificate of incorporation to change Viisage’s name to L-1 Identity Solutions, Inc.

For	Against	Abstain	Broker Non-Votes
21,267,592	107,087	39,100	5,966,885

PROPOSAL 2C: To approve an amendment to Viisage’s certificate of incorporation to grant the full and exclusive power and authority otherwise conferred to the board of directors to the nominating and governance committee to evaluate and nominee candidates for the board (including potential candidates proposed by the chairman, other members of the board and stockholders for evaluation and potential nomination by the nominating and governance committee), or to fill vacancies on the board or newly created directorships, subject to the right of certain directors to appoint one additional director as set forth in the Agreement and Plan of Reorganization, as amended.

For	Against	Abstain	Broker Non-Votes
21,256,031	127,946	29,802	5,966,885

PROPOSAL 2D: To approve an amendment to Viisage’s certificate of incorporation to require approval of two thirds of the entire board of directors and independent directors to change the size of the board of directors, subject to the right of certain directors to appoint one additional director as set forth in the Agreement and Plan of Reorganization, as amended.

For	Against	Abstain	Broker Non-Votes
21,227,361	151,918	34,500	5,966,885

PROPOSAL 2E: To approve an amendment to Viisage’s certificate of incorporation to provide for the approval of two thirds of the entire board of directors and independent directors to further amend the sections of Viisage’s certificate of incorporation relating to Proposals 2C or 2D.

For	Against	Abstain	Broker Non-Votes
21,208,363	151,187	54,229	5,966,885

PROPOSAL 3: To adjourn the special meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the forgoing proposals.

For	Against	Abstain	Broker Non-Votes
26,999,576	340,058	41,030	N/A

PROPOSAL 4: Election of four Class I Directors for a three-year term.

	Total Vote For Each Director	Total Vote Withheld From Each Director
Denis K Berube	27,303,337	77,327
Buddy G. Beck	27,264,052	116,612
Charles E Levine	27,297,157	83,507
George J. Tenet	27,301,944	78,720

PROPOSAL 5: To approve the Viisage 2006 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
21,094,156	283,797	35,826	5,966,885

PROPOSAL 6: To ratify the selection of Deloitte & Touche LLP as Viisage’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Votes
27,291,716	58,377	30,571	N/A

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	By:	/s/ ROBERT LAPENTA
Robert LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ JAMES DEPALMA
James DePalma
Executive Vice President, Chief Financial Officer and Treasurer
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