Form 10-K
period 2006-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2007-03-14
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

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

Registrant’s telephone number, including area code: (203)-504-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer             Accelerated Filer             Non-Accelerated Filer

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2). Yes     No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 2007, was approximately $936.1 million.

As of March 14, 2007, the registrant had 72,577,549 shares of Common Stock outstanding.

L-1 IDENTITY SOLUTIONS, INC.

i

PART I

Item 1.

Business

L-1 Identity Solutions, Inc. (‘‘L-1’’), a Delaware corporation, was formerly known as Viisage Technology, Inc. (‘‘Viisage’’). Upon completion of Viisage’s merger with Identix Incorporated (‘‘Identix’’) in August 2006, Viisage changed its name to ‘‘L-1 Identity Solutions, Inc.’’ Our principal executive offices are located at 177 Broad Street, Stamford, CT 06901, Tel. (203) 504-1100. When we refer to ‘‘we’’, ‘‘our’’ and ‘‘Viisage’’ in this Annual Report on Form 10-K, we mean L-1 Identity Solutions, Inc. (‘‘L-1’’) as well as all of our consolidated subsidiaries, unless the context otherwise requires.

Overview

We are the trusted provider of technology, products, systems and solutions that protect and secure personal identities and assets. Together, our growing portfolio of companies deliver a full range of offerings targeted to manage human identity. These offerings are the cornerstone for building convenient and secure identification (‘‘ID’’) solutions. L-1 companies have a 20-year history of serving domestic and international governments, law enforcement and border management agencies, military branches and commercial businesses.

Because of threats to national security and significant economic loss resulting from identity-based fraud and theft, the market is requiring a more secure and tamper-proof means of validating a claimed identity as well as issuing credentials that grant privileges for travel, physical and logical access to facilities and networks, and performing financial transactions. We believe that the best means available today is through an end-to-end, integrated multi-biometric (finger, face, iris) recognition solution.

Through our corporate research center and ongoing development efforts, we remain at the forefront of the latest advances in multi-modal (finger, face and iris) biometric recognition, imaging and document authentication technology. When used together to form an end-to-end solution, the modular products, services and solutions from L-1 stand apart as a comprehensive approach to protecting and securing identities. We are not aware of any other company that competes with us directly on the basis of an integrated and multi-modal identity solution, covering the entire identity lifecycle from proofing to issuance. As a complement to our R&D efforts, our strategy includes the continuing evaluation of potential acquisitions of technologies and companies participating in the biometric industry.

Our products and services offer proven reliability and scalability and are deployed in some of the most demanding applications and environments around the world. With our solutions, states can better protect their citizens against identity theft and decrease the incidence of fraudulent ID cards, including drivers’ licenses. Additionally, with our solutions credentialing standards for government and corporate employees are more robust, borders, airports, seaports and other critical infrastructure are better managed and law enforcement and military personnel gain powerful tools to solve more crimes and identify terrorist suspects. In addition, our solutions help customers respond to critical federal legislation and international mandates aimed at fighting global terrorism and crime.

We provide products and services through a global network of partners, such as leading system integrators, defense prime contractors and original equipment manufacturers (‘‘OEMs’’), serving a broad range of markets including government, law enforcement agencies, military, finance, gaming, commercial business and healthcare. Customers in each of these markets have their own specific needs, and we work with them to provide tailored solutions.

The markets for identity protection solutions are large and continue to develop. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and internationally, and augmenting our competitive position through strategic acquisitions. As an expanding company, we believe that one of our greatest challenges is choosing the right markets and best opportunities to pursue that will enable us to successfully grow our business.

Recent Acquisitions and Financing Activities

Understanding the growth potential that the identity solutions market represents, L-1 sought to close the gap between the need (a better method of securing and protecting personal identities) and the ability for current industry participants to provide it due to a lack of professional management, infrastructure and capital resources. The intent was to use Viisage as the platform upon which to build an end-to-end identity solution provider to integrate multi-modal technologies into products and services to serve the need for biometric technologies by local, state, federal and international agencies.

In December 2005, we issued and sold to Aston Capital Partners, L.P. (‘‘Aston’’), approximately 7.6 million shares of Viisage common stock resulting in gross proceeds to us of $100 million. Aston is an investment fund managed by an entity controlled by certain of our current senior executives. Under the investment agreement with Aston, $85 million of the proceeds was used to finance acquisitions subject to approval by Viisage’s board of directors.

In December 2005, we acquired Integrated Biometric Technology LLC (‘‘IBT’’), a leader in providing fingerprinting products, services and solutions to government, civil, and commercial customers that require criminal background checks and screening. Also in December 2005, we acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies.

In February 2006, we acquired SecuriMetrics Inc. (‘‘SecuriMetrics’’) which develops, customizes and sells biometric solutions using principally iris recognition technology, typically consisting of biometrics capture devices bundled with proprietary software, as well as sales of devices and software.

In August 2006, we acquired Iridian Technologies, Inc. (‘‘Iridian’’) which owns and licenses an extensive portfolio of intellectual property related to iris recognition technology.

Also in August 2006, we merged with Identix, a provider of fingerprint, facial and skin biometric technologies, and related system components as well as fingerprinting services, that individually and collectively empower the identification of individuals and are critical to biometric capture and knowledge discovery in large scale identification management problems. The fingerprint services business of Identix has been integrated into the business of IBT.

In October 2006, we acquired SpecTal LLC, (‘‘SpecTal’’) which provides comprehensive security and intelligence solutions primarily to the U.S. government agencies.

Also in October 2006, we entered in a revolving credit agreement pursuant to which we can borrow up to $150 million, with the potential of up to $50.0 million of additional borrowings.

In February 2007, we acquired ComnetiX Inc., a Canadian company providing biometric identification and authentication technologies and solutions to private and public sector customers creating an important presence for us in the Canadian market and adding a highly-complementary base of customers to our portfolio, particularly within the law enforcement community.

All acquired companies continue to deliver their individual branded products and services to customers. Additionally, the companies come together to provide integrated solution sets for a variety of customers across federal, civil, criminal and commercial markets, and to border management agencies.

Segment and Geographic Information

We operate in two reportable segments, the Identity Solutions Segment and the Services Segment. The Identity Solutions Segment comprises the operations of our historical Viisage business, our

Identix business (excluding the fingerprint services business), and our SecuriMetrics and Iridian businesses. Our Services Segment consists of our fingerprint services operations and our government security and consulting operations. (See Note 11 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for additional information.)

Industry Overview

Markets

The ability to confirm an individual’s identity is playing an increasingly important role in national and international security, personal privacy and commerce. Government-issued credentials serve as the primary means for confirming the physical identity of an individual.

The effectiveness, however, of these credentials can be impaired because they can be counterfeited or altered, issued under false pretenses and are rarely linked to an identity database. Failure to provide adequate identification protection can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, we believe that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions.

To address these issues, government-issued identity credentials such as passports and drivers’ licenses increasingly are incorporating more sophisticated security features. For example, pigment ink printing, security laminates, holograms, ultra violet printing, micro printing, security fonts, half tone portraits, physical or digital watermarks and 2D barcodes have become common security features for passports and drivers’ licenses. Smart technologies are also expected to play a significant role in securing these credentials.

In addition to upgrading their security features, we believe that monitoring authorities at places like border entry points will increasingly embrace the use of automated document authentication technology to confirm the authenticity of presented credentials. Issuing authorities are increasingly incorporating biometrics to verify personal identities and deter fraud. Biometrics is a means of identifying a person using biological features unique to that individual. Biometric identifiers include facial images, fingerprints, iris scans, retinal scans, voice data and hand geometry.

While identity credentials are becoming more secure, the ability to obtain them under false pretenses continues to be a major weakness of the credential issuing process. As a result, issuing authorities are now focusing on improving their ability to verify the identity of a person requesting an identification credential prior to issuing that credential. As part of this effort, many authorities also have recognized the need to have secure and accurate audit trails of the issuance process and supporting documents for each credential.

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

Internationally many countries have established or are establishing national identification and/or passport programs to help ensure that only qualified citizens are able to avail themselves of the benefits to which a country’s citizens are entitled, and many of these systems are expected to utilize biometric technologies. Some of these programs and potential programs are also aimed at helping to secure a country’s borders by tracking entry and exit of both citizens and visitors. The United States established legislation requiring biometric identifiers to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). We offer a range of solutions, products and technologies that can be utilized in national identification, and/or passport and border crossing programs to enroll and verify citizens and visitors for receipt of benefit purposes and/or to add biometric identifiers to national identification and/or passport programs. Accordingly we believe that international markets provide an opportunity for revenue growth.

Market Drivers and Trends

We believe the global market for advanced technology identity solutions is growing rapidly and is driven by the following key trends:

•	Government-initiated security programs. We believe that the U.S. Federal Government and government agencies will continue to be key drivers for the growth and development of the market for advanced technology identity solutions by increasingly recommending, and in some cases mandating, the use of secure authentication as a key component of identity verification through such programs as:

•	the U.S. Visitor and Immigrant Status Indicator Technology program (‘‘U.S. VISIT’’), which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States;

•	the Transportation Workers Identification Credential (‘‘TWIC’’), which is a credentialing program that may eventually cover an estimated 12 million national transportation workers;

•	the U.S. Department of State’s planned introduction of ‘‘contactless chips’’ in passports, which are electronic chips that hold the bearer’s biographic and photographic data;

•	the Transportation Security Administration’s (‘‘TSA’’) Hazardous Material Threat Assessment Program (‘‘HAZMAT’’), mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (‘‘HME’’) on their state-issued commercial drivers licenses (‘‘CDL’’);

•	the TSA’s Registered Traveler Program (‘‘RT’’) under which the TSA will conduct a security assessment to determine eligibility of an individual for an expedited screening process at TSA security checkpoints. RT participants provide both fingerprint and iris biometrics, allowing either biometric to be used for positive identity verification at the airport;

•	Homeland Security Presidential Directive 12 (‘‘HSPD-12’’), which mandates that a common identification card be utilized by all Federal government employees and contractors. In 2004, the U.S. Federal Government issued the Federal Information Processing Standard for Personal Identity Verification of Federal Employees and Contractors as part of HSPD-12. HSPD-12 includes a requirement for document authentication in connection with the issuance of secure credentials to federal government employees; and

•	The REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

•	Development of industry standards and requirements. Several organizations responsible for standards in a number of our markets have implemented requirements for the use of face recognition biometrics. For example, in May 2003, the International Civil Aviation Organization, which sets recommended travel document standards for its member states, selected face recognition as the biometric to be used in passport documentation. Moreover, in February 2003, the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, recommended that a dual system of fingerprint and face recognition technology be used to verify the identities of visa holders at points of entry in the United States.

•	Growing use of biometrics. Governments are increasingly mandating biometrics as an integral component of identity solutions. Global biometric revenue is projected to grow significantly driven by large-scale government programs and dynamic private-sector initiatives. Fingerprint is expected to have the largest share followed by face recognition and iris recognition.

•	Increasing demand for background screening. Demand is growing from civil, state, federal and commercial fronts for background screening for applicants seeking a new job or individuals who provide services that require their identity to be vetted.

•	Rising cost of identity theft and financial fraud. The growing direct and indirect cost of identity theft and financial fraud is increasing the pressure on businesses and individuals to accelerate the adoption of advanced technology identity solutions. Identity theft is the nation’s fastest growing crime.

•	Convergence of physical and logical security systems. We believe that there is a growing need for governments and businesses to provide a highly secure, unified system for user authentication to access both physical assets, such as buildings, and digital assets, such as computer networks. For example, the U.S. Department of Defense’s, or DoD, Common Access Card Smart Card program provides identity verification for approximately four million DoD employees and military personnel to enable access to military property and DoD computer networks. We believe that this program represents the model for identity protection solutions that will be implemented by governments and businesses in the future.

Our Identity Solutions Offerings

Our identity solutions are intended to provide our customers with the products and services necessary to achieve the particular objective or address a specific need. An individual solution may include hardware, equipment, consumables, software, right to additional software products, when and if available, related hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services under a single arrangement. Our identity solutions incorporate modular components and services, including the following:

Multi-Biometric Capture and Live Scan Systems   —   Provides high quality images for multi-biometric recognition in the industry. We estimate that more than 10,000 systems are deployed worldwide for criminal and applicant processing, border management and enrollment into civil ID programs.

Multi-Biometric ABIS Systems   —   Supports finger, face and iris on a single platform. This biometric matching engine is used to eliminate duplicates and aliases in the U.S. State Department’s visa issuance system.

Mobile Identification Systems   —   Uses finger, face and iris biometrics for identifying subjects in the field. Our rugged and portable iris devices are deployed by the U.S. Department of Defense for overseas missions in Iraq, Bosnia, Afghanistan and other harsh combat zones.

Facial Screening Systems   —   Alerts customs and passport control agents when an individual on a watchlist attempts to enter the country.

Information Security Software Solutions   —   Protects against unauthorized access to computers and networks. Our solutions are widely used by financial and health-care organizations around the world.

High-Quality Card Production Systems   —   Provides long-lasting, tamper-proof capabilities. Each year, we estimate that we enroll and produce more than [35 million individual credentials], such as U.S. passports and drivers’ licenses, at more than [3,000] locations.

Document Authentication and Credentialing Systems   —   Encompasses proofing, vetting, enrollment, biometrics, identity database management, card production and authentication components required to establish the authenticity of IDs in a large-scale secure credentialing program.

Fingerprinting Service Centers   —   Handles processing for employment and licensee applicants. We maintain the largest enrollment network in the country and process nearly one million applicants annually.

Government and Security Consulting Services   —   Provides key expert assistance in counterterrorism, counterintelligence, homeland security, vulnerability assessments and operational support.

Customer-Focused Solutions

Our solutions are designed to meet the ID needs of our customers. They combine industry-leading face, finger and iris recognition biometric technologies with state-of-the-art credentialing and document authentication capabilities and a range of outsourcing services to successfully meet all aspects of managing identity. L-1 maintains focused offerings for the U.S. federal; border management; criminal, civil and commercial customers.

Our U.S. Federal Solutions

We seek to provide efficient and reliable products and services to help improve the security of nations and to protect their citizens, both at home and abroad. We have provided our solutions to all levels of government including every major U.S. government department and most U.S. military branches. We offer a comprehensive array of solutions that make it easier to implement civilian and criminal identification systems, border security programs and data protection measures. Our solutions respond to the federal identity needs set forth by various initiatives, and programs such as:

•	Homeland Security Presidential Directive 12 — Requires a common identification credential with Personal Identity Verification (PIV) for federal employees and contractors. L-1 provides end-to-end capabilities for identity proofing as well as modular, customizable components and outsourcing services to ensure fast and easy compliance. Our offerings are GSA and NIST certified.

•	Transportation Workers Identification Card — A program mandating a standardized secure credential containing biometric data for all transportation workers to enter into any secure area of a port.

•	U.S. DoD Common Access Card — The standard identification credential for active duty military personnel, selected reserve personnel, civilian employees, and eligible contractor personnel.

•	Western Hemisphere Travel Initiative (WHTI) — Requires all citizens of the U.S., Canada, British Overseas Territory of Bermuda and Mexico to have a passport or other accepted secure document to enter or re-enter the U.S.

•	Registered Traveler Program — A nationwide private sector program designed to accelerate the screening process at participating airports for passengers who voluntarily choose to enroll by providing biometric fingerprint and/or iris data.

•	US-VISIT Program (U.S. Visitor and Immigrant Status Indicator Technology) — An automated entry/exit tracking program that requires foreign visitors to submit biometric information upon arrival and departure to and from the U.S.

•	HAZPRINT — Requires focused background checks, including fingerprint-based biometric criminal history checks, for all commercial drivers who apply for, renew or transfer an endorsement to transport hazardous materials, including explosives.

We also provide solutions for:

•	Department of Defense (DoD) / Intelligence Agencies — We help the DoD and Intelligence communities in the fight against terrorism across the globe by providing technology for insurgent registration, combatant identification, watchlist ID, credentialing and high security access control. Off the field, our solutions help agencies process background checks of military personnel faster in order to provide them with secure credentials and verify their identity for the purposes of issuing benefits or accessing secure facilities and networks.

•	Passport and Visa Issuance and Production — We supply and integrate the technologies, software, hardware, consumables and services to help with the identity enrollment, de-duplication and production of safer and more secure passports and other travel documents.

Our Border Management Solutions

Securing and managing national borders is a balancing act. Border control must offer efficiency and convenience for travelers, but also maintain the highest levels of safety and security to protect national interests. We provide both. Our solutions offer a faster and more convenient process for travelers to pass through borders. They also empower border control officers to perform real-time searches against known watchlists and to scan more types of documents faster than ever before, helping to ensure that unwanted individuals do not enter the country.

L-1’s capabilities also enable the process of border management and control to happen seamlessly and with the same level of protection and security regardless of location, whether at a highly populated and wired checkpoint or a remote location connected wirelessly. We estimate that our biometric technologies and document authentication readers have been tested or deployed by border control agencies all over the world. Our companies have deployed more than 10,000 live scan systems, including for the U.S. Department of Homeland Security, for use at the nation’s border crossings. We believe we are the only U.S. company able to offer multi-biometric end-to-end solutions for fixed as well as mobile environments.

Our solutions include:

•	Frequent Traveler Solutions that speed processing times and ensure high-quality biometric capture every time for maximum verification accuracy and convenience for travelers.

•	Watchlist Screening Solutions that seamlessly integrate into the immigration process to provide more accurate, real-time notification of possible matches against watchlists.

•	Document Authentication Solutions that automate the reading and authentication of e-passport documents with contactless smart chips, as well as existing passports, driver’s licenses and other ID cards.

•	Mobile ID Solutions that allow for highly accurate and fast identification of individuals seeking to pass through borders at remote sites, land and sea crossings.

Our Criminal Solutions

Law enforcement agencies across the U.S. and internationally rely on us to provide solutions that help identify suspects and criminals faster and more accurately. With the power to scan millions of criminal records in seconds, and provide officers in the field with critical identity information in minutes, we are paving the way for a new era in identification for law enforcement agencies. Our companies have more than 20 years of experience serving the needs of law enforcement agencies. We are known for innovation and setting new standards for the industry that lead the way in greater efficiencies for law enforcement agencies.

Our solutions include:

•	Enrollment Solutions — a broad range of enrollment capabilities to integrate personal data with biometric information and credentialing products. The core of L-1 key capabilites, incorporating fingerprint/handprint, facial, iris biometrics with document printing and authentication.

•	Next Generation Multi-Biometric ABIS (Automated Biometric Identification System) — incorporates finger, face and iris recognition in a single platform to improve the speed and accuracy of criminal identification. Our solution is designed for maximum flexibility in the workflow for lower risk and greater return on investment.

•	Booking Systems — help quickly identify known criminals at the booking process by capturing the highest quality biometric data, check watchlists and build online photo lineups — even when a picture or composite sketch is the only available information.

•	Mobile ID Solutions — offer immediate and highly accurate identity information on suspects to officers in the field. Our mobile ID systems support multiple biometrics, providing officers in the field with accurate identity information in minutes while saving time, enhancing officer safety and minimizing false arrests.

•	Investigation Systems — analyze finger and facial information found at crime scenes, leading to more IDs, regardless of the quality of the data found at the crime scene.

•	Inmate ID Solutions — help establish proper identification at critical steps in the incarceration process to streamline inmate booking and release.

Our Civil Solutions

Producing valid and secure civil identity documents necessitates a wide range of requirements and each step of the process represents the potential for error and fraud that can compromise documents. We provide agencies, such as state departments of motor vehicles, with large-scale secure credentialing systems. We also maintain one of the largest anti-fraud visa issuance systems with the U.S. Department of State.

Our solutions include:

•	Enrollment Systems — help to ensure the integrity of the ID with high quality biometric data capture, document authentication, and demographic data capture for integration with identity databases and human resources management software.

•	Multi-Biometric ABIS (Automated Biometric Identification System) — uses finger, face and iris to help prevent fraud in the issuance of secure documents, aids in the speedy identification of criminals and helps deter terrorists from obtaining ID documents or crossing borders.

•	Card Production and Document Authentication Systems — produce long-lasting, tamper-proof credentials.

•	Verification Solutions — are used to verify identities before credentials are issued and received.

•	Driver’s License Solutions — offer the latest in end-to-end processes for creating a consolidated verification of an identity claimed by an applicant. This is done through the integration of client and back-end software, services, document reader hardware, biometric technology and internal and external database queries.

Our Commercial Solutions

Protection of a business’s valuable information and physical assets from identity theft, fraud and other security risks in today’s high-tech operating environments demands a sophisticated security platform. Regulatory mandates that require proof of requisite steps taken to protect critical personal information is adding to the pressure. We offer the latest innovation in biometric technologies to vet an identity before an individual is hired or granted access to a company’s data and physical assets. With it, we help companies better protect themselves from theft facilitated by a false or stolen identity.

We provide solutions to:

•	Financial Services Firms — We help maintain the integrity of client records for new accounts, manage the background check process for prospective employees, and control access to secure facilities and online accounts.

•	Healthcare Organizations Companies — We preserve patient privacy and confidentiality of records by using biometrics to ensure that only authorized individuals have access to sensitive patient information. Our information security software helps healthcare organizations comply with the requirements set forth by the Health Insurance Portability and Accountability Act (HIPAA).

•	Casino and Gaming — We provide faster and more accurate background checks on prospective employees and offer improved biometric-based surveillance to identify known card counters and cheaters.

Our Services Offerings

Fingerprinting Services

The fingerprinting services experts at L-1 provide an accurate and quick means to process applicant data required in federal and state licensing programs. As a result, we can help get the identity information needed for agencies and organizations to make a hiring or licensing decision more quickly and accurately than ever before. Prospective licensee and employee fingerprints are captured quickly in a friendly, professional environment by one of our certified fingerprint technicians. The prints are taken using state-of-the-art live scan equipment that captures fingerprints without the use of ink and submits them electronically. As a result, our customers can receive criminal history results in days. Faster results mean licensing, or putting employees to work, more quickly and with peace of mind.

Our fingerprinting services include:

•	Live Scan Fingerprinting — Applicants can call and schedule an appointment at a convenient location. Upon arrival, fingerprints are captured and submitted electronically the same day. Results are typically returned within 2-3 days.

•	Card Scan Fingerprinting — This service allows applicants to capture fingerprints with ink and mail the cards to us. We convert the ink cards to an electronic format and submit the fingerprint records to the appropriate channeling agency within one business day. Results are typically returned within 2-3 days.

•	Onsite Fingerprinting — This service brings our live scan systems directly to the customer’s location, helping fulfill short-term fingerprinting needs due to a large fingerprinting backlog, hiring surge or opening of new locations.

Our Government and Security Consulting Services

Our government and security consulting services encompass the most pressing and sensitive areas of security and intelligence concerns facing the U.S. today. This includes counterterrorism, homeland defense, due diligence, information sharing and analysis, physical, technical and personal security, personnel surety, behavioral science, counterintelligence, vulnerability assessment, imagery analysis, forensic accounting, surveillance and surveillance detection, crisis management, computer forensics and operational support.

Our consulting personnel represent a qualified, experienced and diversified group of professionals. Our team includes all-source regional, functional, and technical analysts; field operations officers; trainers; software engineers; program managers; specialized government consultants; and operational support professionals. These individuals are veterans of the U.S. intelligence agencies, U.S. investigating agencies and the uniformed military services. Our multi-lingual professionals speak 20 languages, including Arabic, Farsi, Chinese, Korean, German, Thai, Russian, Serbo-Croatian, Greek, and the Romance languages, and are experts in Middle East, Asian and Eastern European countries. Many are senior intelligence community leaders and recipients of numerous awards and commendations for their accomplishments and career services.

Clients served include:

•	Intelligence Community — L-1’s group of experienced reports officers work at various locations across the intelligence community and overseas, building intelligence reporting programs and helping to train and mentor the next generation of reports officers. We have an established program for developing well-rounded reports officers, for assisting with reports tasks where staffing shortages are critical, and for providing training and mentoring without adding to the demands of government officers.

•	Federal, State and Local Government Agencies — L-1 professionals offer expert consulting based on extensive operational experience. We provide a wide range of analytical, linguistic, technical, and other support to intelligence, defense, and law enforcement agencies. Our proven and cleared personnel can augment and/or provide specialized training.

•	Private Sector — Based on extensive experience, L-1 can conduct an ‘‘eye of the attacker’’ evaluation, identifying security vulnerabilities from an adversarial perspective, a distinctive and proven approach to measuring and mitigating risk whether from internal or external threats.

Our Products and Technologies

We deliver solutions by leveraging our products and services capabilities. We offer biometric, secure credentialing and documents authentication products and technologies that are sold as part of a solution set, or standalone. Our products and solutions may include one or more of the following components: hardware, software, consumables, equipment, maintenance, systems and consulting services.

Biometrics:

Our biometric products and technologies include multi-biometric AFIS, Live Scan booking, facial screening, fingerprint readers and scanners, iris recognition products, mobile ID, inmate ID, access control, BioLogon® Software and ID tools / SDKs. Specific products are outlined below.

Multi-Biometric AFIS

ABIS System is the scalable, standards-based and easy to integrate platform designed to help integrators and end users manage today’s criminal and civil ID challenges. Unlike closed end-to-end systems that are too risky and too expensive to develop and maintain, the ABIS System is an innovative back-end platform that helps minimize intervention in ID processes. The latest generation of Identix BioEngine fingerprint technology incorporates new and more accurate high-speed filters for fingerprint identification in increasingly larger populations and tests conducted by the US government place BioEngine in the top tier of fingerprint technologies.

LatentExaminer works with the latent finger lifts that are often very challenging, even for the most experienced latent examiner. Extensive edit and customization tools are available to assist in latent fingerprint identification. Once captured, the latent can be automatically or manually processed to optimize clarity for search submissions to the ABIS System, the backbone of our Multi-Biometric AFIS.

FaceExaminer helps analyze, search, and identify faces of wanted subjects taken from Closed Circuit TV cameras and surveillance tapes. As a front-end module to the Identix Multi-Biometric AFIS system, the FaceExaminer is a powerful tool for enhancing the effectiveness and performance of face recognition environments, where the quality of the images is poor or the person may not be facing the camera directly.

TenprintExaminer is a multi-purpose tenprint image processing application capable of running on any Windows-based desktop computer. It provides extensive tools to analyze and manipulate tenprint images to enhance AFIS performance and maximize identification search rates. After a search, the TenprintExaminer provides extensive functionality to analyze and compare results.

TenprintVerifier/FaceVerifier are web-based, AFIS post-processing tools to assist in verification of transaction search results. Once a transaction has been completed, the verifier applications can display search results in a queue for display and review in more detail. The queue of face, fingerprint, or other multi-modal search transactions can be searched based on your business process and policy requirements.

Workflow Manager from Identix offers unprecedented flexibility, giving the power to customize the AFIS to an agency’s specific needs. The multi-biometric framework provides a single platform for finger, face and full hand biometrics for both criminal and civil environments, making it highly flexible.

Live Scan Booking

Live Scan Booking provides multi-biometric capture solutions for maximum background check results and downstream matching performance. This includes the following products:

•	Multi-Biometric Capture Station

•	TouchPrint™ Enhanced Definition 3000 Live Scan Series

•	TouchPrint™ Enhanced Definition 4100 Slap & Roll Live Scan

•	TouchPrint™ Live Scan Series Peripherals

Facial Screening

FaceIt Argus is a real-time facial screening system that captures faces in live video stream from high resolution cameras, searches them against predefined watch lists, and generates alarms whenever a match is found. It enhances the efficiency of security and law enforcement personnel by providing a list of possible matches for human verification, so that the operator spends valuable time focusing on the persons of interest rather than the public at large.

Fingerprint Readers and Scanners

Forensic Quality Readers (DFR® 2080 & DFR® 2100/2130) are designed for large-scale enrollment and verification applications, these readers consistently capture high quality 500 ppi images for more accurate matching and faster processing. As a result, they help increase security with better authentication.

Commercial Readers (BioTouch® 500 USB) are designed for information security applications, these fast, durable, accurate and low-cost readers can help streamline the authentication process.

Mobile ID

HIIDE (Hand-held Interagency Identity Detection Equipment) is a full function, multimodal (iris, finger, face) identification device for use in a variety of applications including battlefield detainee identification, corrections facilities, law enforcement, transportation workers identity, border control and healthcare.

PIER (Portable Iris Enrollment and Recognition) is a full function, hand-held iris recognition device used in detention facilities throughout the U.S. for inmate identification and by the U.S. Government in support of the War on Terror, national security and homeland defense.

RDT4 is a solution that employs a modular handheld device that links to any pre-configured, supported PDA, taking advantage of today’s smart-phone technology, and through a centrally located workflow manager can interface with various databases simultaneously, including the Identix ABIS® System. It combines this flexibility with forensic quality, autocapture fingerprint reader, the camera on the PDA, and a card reader module to scan documentation, such as a driver’s license, to ensure more accurate IDs and time and cost savings for officers in the field.

Inmate ID

Offender ID (Iris) is an advanced secure identity management system incorporating state-of-the-art biometric technologies into an inmate identification system. Critical processes such as booking and release can now be securely executed with iris identification technology providing accurate inmate identification.

Access Control

FacePASS is a face recognition-enabled access control and security product used to conduct one-to-one verification of an individual’s identity to authenticate that the holder of an ID document or token is the authorized user. The system carries out a real-time comparison between a live face and a stored reference image to confirm the identity of that person and grant respective rights and privileges while guaranteeing maximum reliability, security and efficiency. The system works fully automated, 24 hours a day without any user intervention and thus requires virtually no system administration after the installation.

BioLogon Software

BioLogon® is a multi-factor authentication solution which uses fingerprint biometrics to authenticate the identity of the person seeking access and to protect computers and networks from unauthorized entry. It is used by healthcare institutions in the United States and by banks across the world to manage privacy and secure assets.

ID Tools / SDKs

ID Tools / SDKs combine proven, cutting edge technology with simple developer tools to create high performance solutions. They create innovative, high-performance biometric solutions and help deliver top performing solutions, interoperable and standards-compliant applications and faster turnaround with easy integration tools.

Secure Credentialing:

Our secure credentialing products, technologies and systems encompass proofing/vetting, enrollment, biometrics, identity database management, card production and document authentication systems. The products offered include:

iA-Passport® processes travel and identity documents quickly and securely, working with iA-Authenticate®. The database is designed to recognize and automatically compare multiple, unique security features in each individual document type, as the unique database includes forensic information on passports, visas, U.S. Immigration cards, and national IDs.

Digital Image Workstations (ImageCAM™) provides standardized image capture for identity applications before enrollment and processing of finished driver’s license(s) and identification cards. The system is unique to the driver’s license industry with state-of-the-art digital image capture systems and workstation equipment for capturing, storing and electronically transferring cardholders’ digitized images and demographic information.

The Toppan CP400 Printer is designed to produce secure smart cards and help prevent counterfeiting. Personalization data is reversed printed into a transfer film that is that is fused to the surface of the card using heat and pressure, and the unique indirect-transfer pigment ink technologies provide unique advantages in both quality and counterfeiting protection over dye-sublimation methods. The non-fading ink technology ensures outstanding durability against light and chemical reactions that cause images to fade.

Viisage PROOF™ integrates client and back-end software, automated document authentication reader hardware and biometric technology, as well as internal and external database queries, to create a consolidated system for the verification of an applicant’s identity. Viisage PROOF evaluates aggregated information on identification documents and the most commonly used breeder documents as well as a variety of additional data points, such as social security number and address verification, to produce a proofing confidence score that aids the credential issuing agency in the final decision about whether or not the candidate is allowed to proceed to the next phase of the identity solutions process or whether additional interviewing is required. This product is based on proprietary data analytics algorithms.

AutoTest™ is a web-based testing engine for the delivery and administration of randomized identity and domain knowledge tests. This system provides additional intelligence of a person’s claimed identity prior to receiving a driver’s license or other secure identity credential. Testing is conducted through departments of motor vehicles and automated web-based and kiosk applications.

AutoTest Scheduler™ is a web-based application can be used to automate the scheduling of knowledge and/or road tests for driver licensing. It also can be deployed over the Internet as a self-service application for customers to make appointments.

Document Authentication:

Our documents authentication products, technologies and systems provide customers with invaluable tools for recognizing fraudulent identity documents and potential threats of all types. The products include:

iA-Authenticate® is a combined hardware and software solution designed to automatically authenticate documents, such as passports, visas, immigration cards, drivers’ licenses, and military ID cards that individuals use as proof of their identity. The product helps governments secure their borders and businesses to reduce identity fraud by authenticating identity credentials through a process of scanning, image processing and data analysis.

ID-Suite™ offers detection of forged and altered state & government-issued ID cards in a variety of industries through software and services that provide additional layers of security to the iA-thenticate product line’s authentication engine, as well as adding authentication capabilities for North American ID cards, such as driver’s licenses, and adds magnetic stripe and barcode reading capabilities. The Suite includes:

•	iA-License™ — Comprehensive electronic database of North American ID templates for automated authentication of driver’s licenses, military IDs and other identity documents.

•	DL-Alert® — Reads, interprets, and verifies the content, sequence, and format of information encoded in the magnetic stripe and/or bar code of commonly used identity documents such as driver’s licenses, state ID cards and military IDs.

•	iA-Verify™ — Provides an additional security layer by applying sophisticated database queries to validate the issuance and biographic data read from driver’s licenses, passports and other ID documents.

iA-thenticate® SmartChip is a combined hardware and software product designed to quickly and accurately read electronic passports used by travelers. It automatically reads and authenticates e-passport documents that contain contact-less SmartChips in just a few seconds.

ID-GUARD™ automatically scans document images and barcode/magnetic strip information and searches for and authenticates document security features using multiple light and angle sources. ID-GUARD® fits into small areas for use at service counters, office desks and is easily mounted for in-vehicle use. It is intuitive and works similarly to most office scanners and card swipe readers

Customers

Over 90% of our sales are to federal, state, local and foreign governments and government agencies. Contracts with governments and agencies generally allow the customer to terminate the contract for convenience of or for failure of the government to appropriate funds. For the year ended December 31, 2006 the U.S. Department of State accounted for 13% of L-1’s revenue and the Transportation Security Administration accounted for 10% of L-1’s revenue.

Historically, we have experienced minimal customer turnover. We believe this is a result of our strong product portfolio and emphasis on customer service and support. The following is a representative list of our customer base:

U.S. Federal
Department of Defense
U.S. Intelligence Community
Department of Homeland Security
U.S. Department of State
Office of Naval Research

Civil Identification
Arkansas Office of Driver Services
Connecticut Department of Motor Vehicles
Illinois Secretary of State
Kentucky Transportation Cabinet
Maryland Department of Transportation and Motor Vehicle Administration
Mississippi Department of Information Technology Services
North Carolina Department of Transportation
North Dakota Department of Transportation
Oklahoma Department of Public Safety
Pennsylvania Department of Transportation
State of Rhode Island, Department of Administration, Division of Motor Vehicles
State of Delaware Department of Public Safety
West Virginia Division of Motor Vehicles
Wisconsin Department of Transportation
Connecticut Department of Social Services

Fingerprinting Services
U.S. Transportation Security Administration
Florida Department of Financial Services
Illinois Department of Revenue
California Department of Insurance
California Department of Social Services
Michigan State Police
Missouri State Highway Patrol
Texas Department of Public Safety

Criminal Identification
City of New Bedford, Massachusetts Department Police
Jefferson County, Alabama, Sheriff’s Office
Kentucky State of Policy of the Commonwealth of Kentucky
Ohio Department of Public Safety
Pinellas County Sheriff’s Office
U.S. Army
Washington, D.C. Department of Corrections
Wisconsin Department of Transportation
California Department of Justice
Los Angeles County
Pennsylvania State Police
Texas Department of Public Safety
California Department of Corrections and Rehabilitation

Border Management
Pakistan National Database and Registration Authority
Canada Customs and Revenue Agency
U.S. Department of State
Australia Customs
British Airport Authority
Finnish Frontier Guards
Defense Manpower Data Center
New Zealand Customs
U.S. Department of Homeland Security
Saudi Arabia Ministry of Interior
Brazil Department of Federal Police
Iceland

Commercial and Resellers
ABN AMRO Bank
Berlin Airport
Hanover Zoo
Casinos
Sentillion
Telos Corporation
NEC Solutions, Inc.
Sagem Defense Securite

Government and Security Consulting Services
U.S. Intelligence Community
Department of Defense

Sales and Marketing

We market our products and identity solutions through a direct sales force, strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling our entire identity solutions portfolio. We have a worldwide sales force responsible for delivering customer solutions to the North American market, Europe, the Middle East and Asia Pacific. In addition, we have established a dedicated U.S. Federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Homeland Security, the Department of State, the DoD and others. We also have a dedicated product sales team responsible for driving product sales to our worldwide customer base. We have a dedicated sales and services team operating from locations in Germany, the United Kingdom and Switzerland, strengthening our coverage and access to the international markets for our products and identity solutions. As of December 31, 2006, we employed 74 people in our sales and marketing organization.

We continue to seek to develop strategic partnerships and distribution channels to broaden our coverage and increase the size of our market worldwide. We have established original equipment manufacturer, or OEM, distribution agreements with partners to leverage our technologies. We have established channels of distribution for our document authentication products to open new markets outside of the U.S. Additionally, we work with systems integrators, solution providers and service organizations to deliver identity solutions in combination with their core capabilities to expand our access to such organizations’ existing relationships, marketing resources and credibility in new markets. Local agents are also utilized to expand our international access to identity solutions opportunities around the world.

Our sales strategy is organized around specific markets: federal, state and local, international and commercial. Each sales organization is supported by a full range of functional groups, which design, engineer, manufacture, market, fulfill and support our market-specific products and offerings. Each of our sales organizations is further supported by a professional service group, which customizes solutions for each market, and a field service group to ensure ongoing performance of our systems at customer sites throughout the world.

Sales and marketing costs were $14.4 million, $7.8 million and $6.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Product Development

We focus our product development efforts on critical components for advanced technology identity solutions. These include proprietary software that addresses image capture, image processing, enhancement of face recognition, iris recognition, information retrieval from identity databases, document authentication, and the accuracy of searching and matching algorithms within the very large databases. We believe our next generation fingerprint, facial, and iris recognition technology developments will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and iris templates on smart cards and similar storage devices. In addition, we focus on expanding our capabilities in solutions for the civil identification, criminal identification and border management markets. As of December 31, 2006, we employed 152 people in our research and development organization.

We benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software and computers. Moreover, many of our customers, including the U.S. government, provide direct funding to us to assist us in our research and development efforts on their behalf.

For the years ended December 31, 2006, 2005 and 2004, our customers provided research and development funding of $0.9 million, $1.6 million and $1.8 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we had time and materials contracts with the U.S. Government to formulate and design possible product or process alternatives for biometrics technology. We recorded revenue of approximately $0.5 million, $1.0 million and $1.0 million related to these contracts during 2006, 2005 and 2004, respectively. The remaining funded research of approximately $0.4 million, $0.6 million and $0.8 million for the years ended December 31, 2006, 2005, and 2004 respectively, represents funded research and development activities that meet the requirements of SFAS No. 2. The funding associated with these contracts is recorded as a reduction of operating expenses offset when received.

For the years ended December 31, 2006, 2005 and 2004, research and development expense was $11.6 million, $4.6 million, and $3.8 million, respectively. These amounts do not include spending for projects under research and development contracts, for which the related costs are recorded as cost of revenues.

Intellectual Property

We rely on patent, copyright, trademark and trade secrets and contract law to establish and maintain our proprietary rights in our technology products and manufacturing processes. The success of our business will depend in part on our proprietary technology and protection of that technology. While our intellectual property rights are important to our success, we believe that neither our business as a whole nor any segment of our business is materially dependent on any particular patent, trademark, license or other intellectual property right.

We have a portfolio of 128 U.S. and foreign patents. In addition, we have 95 U.S. and foreign patent applications in process for biometrics and document authentication technologies. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

We have filed applications to register the trademarks of ‘‘L-1’’ and ‘‘L-1 Identity Solutions’’, and both applications have been approved for publication by the U.S. Patent and Office. We have a broad portfolio of other vital registered and pending trademarks in the U.S. and foreign jurisdictions.

Backlog

Backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments),

the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quanities based on current activity levels. Backlog will not necessarily result in future revenue because firm orders may be cancelled, options and renewals may not be exercised by the customers, the quantities ordered, the volume of transaction processed or services to be provided may be less than estimated. Backlog includes deferred revenues. Contractual arrangements could be cancelled by our customers without penalty for lack of performance. Contracts terminated by our customers for convenience generally would result in recovery of actual costs incurred and profit, if any, on work performed through the date of cancellation.

At December 31, 2006 backlog, determined as described above, approximated $523 million, of which $250 million is estimated to be realized in the following twelve months. At December 31, 2005 backlog was approximately $141 million.

Competition

The market for our solutions and related products and services is extremely competitive and we expect this competitive environment to intensify as the market for our products continues to grow and mature. We compete on the basis of the following factors: technology, service and support, product quality, price, reliability, capability to work with large criminal history networks and flexibility in accommodating customer technical and business needs. We believe our ability to provide multi modal identity solutions incorporating finger, face and iris technologies, together with search and matching software to work with a large database differentiates us from our competitors. We are not aware of any company that competes with us directly on the basis of multi-modal identity solutions that cover the full identity life cycle.

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

The markets for our products and solutions are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are more price competitive, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

A significant number of established and startup companies are developing and marketing solutions and related software and hardware for fingerprint, face, iris and other biometric security applications that could compete directly with our products. Some of these companies are developing semiconductor or optically based contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel, signature recognition, hand geometry and voice. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products.

We face competition from a number of competitors who are actively engaged in developing and marketing biometrics or other security products, including AuthenTec, Inc., AssureTec Systems, Inc., Bundesdrukerei, Canadian Bank Note Company, Limited, Cogent Systems, Inc., Cognitec Systems Corporation, CrossMatch Technologies, Digimarc ID Systems LLC, Imageware Systems, NEC Corporation, Precise Biometrics AB, Rochford Thompson, SafLink Corporation, Sagem Inc., Sagem Morpho Inc., Secugen Corporation and 3M-AiT.

SpecTal competes with a number of large and small providers of security consulting services. SpecTal believes its competitive advantage is the strong relationships with its customers and the quality and qualification of the workforce.

Manufacturing

We engineer and design the hardware products we sell and develop the software embedded in the products. However, we limit our manufacturing activities to the assembly, repair, and testing of proprietary sub-assemblies. Our hardware is fabricated by highly automated, contract manufacturing partners. We believe this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of our manufacturing capabilities. We believe that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process.

We currently use certain components and sub-assemblies which are purchased from sole source suppliers. The partial or complete loss of supplies available from sole source or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While we attempt to maintain inventory on sole sourced components, it may take us several months to locate alternative supplies if required, or redesign our products to accommodate components from different suppliers.

Seasonality

Our business is not subject to seasonal fluctuations.

Capital Requirements

Our capital requirements consist of capital expenditures for new secure credentialing contracts and working capital needs. We expect to meet our requirements from operating cash flows, bank borrowings and proceeds from stock option exercises. We expect to fund our acquisitions from cash flows from operations and with issuance of debt and other securities.

In October 2006, we entered into an Amended and Restated Credit Agreement the (‘‘Agreement’’) by and among the Company, Bank of America N.A. (the ‘‘Bank’’), Bear Stearns Companies Inc., Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the credit agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility we are required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. As of December 31, 2006, the outstanding debt balance was $80.0 million.

Amounts borrowed under the Agreement bear interest for any interest period (as defined by the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. We also have the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If we have not borrowed all available amounts under the facility, we must pay a commitment fee of 0.375 per annum on such unutilized amounts.

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2006, we had 1,047 full time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Officers

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Robert V. LaPenta, 61, has served as the Chairman of the Board since December 2005, President and Chief Executive Officer of L-1 since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1981. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of trustees of The American College of Greece and the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

Dr. Joseph Atick, 43, joined L-1 in August 2006 as Executive Vice President and Chief Strategic Officer effective with the merger of Identix with L-1. Prior to that, he served as President & Chief Officer of Identix since June of 2002. Prior to that, he had co-founded one of the original facial recognition companies, Visionics Corporation. Over the years, Dr. Atick co-founded and managed several companies focused on technology transfer and development, and has served as a technical advisor to many high-tech enterprises and organizations, including NATO. He had also led the Computational Neuroscience Laboratory at Rockefeller University and the Neural Cybernetics Group at the Institute for Advanced Study in Princeton, New Jersey. Dr. Atick holds a Ph.D. in Mathematical Physics from Stanford University.

James DePalma, 55, joined L-1 as Executive Vice President, Chief Financial Officer and Treasurer effective with the merger of Identix with L-1. He brings three decades of operational and finance experience in the defense and technology industries to his role within the company. Prior to joining L-1, Mr. DePalma was a founding partner of L-1 Investment Partners. Prior to the formation of L-1 Investment Partners, Mr. DePalma served as a consultant to L-3 Communications Holdings, Inc. and was chief executive officer of Core Software Technology, a leading software provider to the intelligence community and an equity investment of L-3 Communications Holdings, Inc.

Doni Fordyce, 47, joined L-l as Executive Vice President of Corporate Communications effective with the merger of Identix with L-1. In August 2006 she was a founding partner of L-1 Investment Partners and brings two decades of senior executive and investment management experience to the company, serving most recently as chief executive officer, president and chief operation officer of Bear Stearns Asset Management (BSAM) Inc. Prior to that Ms. Fordyce was vice president of Goldman Sachs Inc. from 1986 to 1996 where she was one of the founders of the asset management business. She has also worked in IT solutions consulting, specializing networking, data management and printing for investment banks and financial institutions.

Mark S. Molina, 47, joined L-1 in August 2006 as Executive Vice President, Chief Legal Officer and Secretary in August 2006 effective with the merger of Identix with L-1. Prior to joining L-1, he was Executive Vice President, Chief Legal Officer and Secretary at Identix, which he joined as Vice President and General Counsel in 1999. Mr. Molina is a business and technology lawyer with over 20 years experience structuring and negotiating mergers, acquisition, dispositions, joint ventures, technology licenses, financings and investments. He has considerable experience with public offerings and private placements as well as SEC reporting compliance and obligations of publicly traded companies.

Joseph Paresi, 52, joined L-1 in August 2006 as Executive Vice President and Chief Marketing Officer effective with the merger of Identix with L-1. He was a founding partner of L-1 Investment

Partners LLC. Mr. Paresi brings three decades of executive management, product development, and design engineering experience in the technology and defense industries to his role with the company. Prior to joining L-1 Investment Partners, he served as corporate vice president of product development for L-3 Communications and as president of L-3 security & Detection Systems from 1997 to 2005.

Vincent A. D’Angelo, 63, joined L-1 as Senior Vice President of Finance in August 2006 effective with the merger of Identix with L-1. Prior to that, he was a consultant for L-1 Investment Partners. Prior to that, Mr. D’Angelo was a senior audit partner with PricewaterhouseCoopers for more than 35 years where he was involved in all facets of the business, including client service, management, operations, governance, SEC filings, and mergers and acquisitions.

There are no family relationships among any of our executive officers and directors.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2006, 2005 and 2004, export sales were approximately $14.6 million, $6.0 million, and $2.4 million, respectively. Foreign operations and export sales may increase in relative and absolute terms in the future due to our increased focus on markets outside the United States. See note 11 to consolidated financial statements for additional information.

L-1’s Internet Website

We maintain a corporate website with the address www.L1id.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 1A.    Risk Factors

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management ‘‘believe’’, ‘‘expect’’, ‘‘anticipate’’, ‘‘plan’’ and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in net losses in each year, including a net loss of $31.0 million in 2006. At December 31, 2006, we had an accumulated deficit of approximately $87.5 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as related security consulting services. Although we were profitable in the fourth quarter of 2006, we cannot provide any assurance that we will achieve profitability on an annual basis in the future.

We derive over 90% of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 90% of our business involves providing solutions, and services under contracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	include bonding requirements;

•	contain onerous procurement procedures; and

•	be subject to cancellation or reduction if government funding becomes unavailable or is cut back.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder. Protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flows and profitability inherently difficult. Outright loss of any material government contract through the protest process or otherwise, could have a material adverse effect on our financial results and stock price.

Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of matching funds from federal, state or local entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenue and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flows and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

In addition, government contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on meeting customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood by us at the time of acceptance of the order, and may require the incurrence of unexpected costs. These costs are accounted for as required but may be uncompensated and could negatively affect profit margins and our liquidity.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customers commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quanitites based on current actitity levels. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2006, our backlog approximated $523.3 million, $250.5 million of which is estimated to be realized in the following twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

We derive a significant portion of our revenue from federal government customers, the loss of which could have an adverse effect on our revenue.

For the year ended December 31, 2006 our three largest U.S. Government customers accounted for an aggregate of 31.0% of revenues. For the year ended December 31, 2005, one customer, the U.S. Department of State, accounted for 27.5% of our revenue. For the year ended December 31, 2004, two customers, Telos Corporation (U.S. Department of Defense) and U.S. Department of State accounted for an aggregate of 31.0% of our revenue. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

We have been named as a defendant in a putative class action lawsuit, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described below in Item 3, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against Viisage in the United States District Court for the District of Massachusetts. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage and certain of Viisage’s then officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of Viisage’s stock during the period May 12, 2004 through March 2, 2005. In February 2007 all claims related to the Georgia driver’s license contract were dismissed. We are not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. We cannot be certain that we will be successful in this litigation.

Biometric technologies have not achieved widespread commercial acceptance and our strategy of expanding our biometric business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in biometric technologies. Pursuing this strategy involves risks. For instance, to date, biometric technologies have not gained widespread commercial acceptance. Although there has been more recent activity, there is no assurance that this activity will continue. Some of the obstacles include a perceived loss of privacy and public perceptions as to the usefulness of biometric products. Whether the market for biometric technologies will expand will be dependent upon factors such as:

•	national or international events which may affect the need for or interest in biometric products or services;

•	the cost, performance and reliability of the products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services and their satisfaction with the products and services;

•	public perceptions of the intrusiveness of these biometric products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information; and

•	marketing efforts and publicity regarding these products and services.

We do not know when, if ever, biometric products and services will gain widespread commercial acceptance. Certain groups have publicly objected to the use of biometric products and services for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometric technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric technologies gain wide market acceptance, our biometric products and services may not adequately address the requirements of the market and may not gain widespread commercial acceptance.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Among these companies are Cognitec Systems Corporation, CrossMatch Technologies, Imageware Systems, Inc., SAGEM Morpho Inc., NEC Corporation and Cogent, Inc. Our products also compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are more price competitive, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be severely and negatively impacted.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. We may not be able to accurately predict which technologies our customers will support. If we fail to choose correctly among technical directions, or we fail to offer innovative products and services at competitive prices in a timely manner, customers may forego purchases of our products and services and purchase those of our competitors.

Security breaches in systems that we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of customers and negative publicity.

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. The protective security measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent protective security measures used in these systems could misappropriate sensitive or proprietary information or cause interruptions or otherwise damage our products, services and reputation, and the property and privacy of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by the occurrence of any such breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Our reliance on external suppliers and contract manufacturers may result in disruption of our operations.

The lead-time for ordering certain of products and materials and for building many of our products can be many months. As a result, we must order products and materials based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may purchase more products than we can sell, which can result in increased cash needs and write-downs of obsolete or excess inventory. In addition, if product purchases are delayed, we may lose customers and sales.

We rely on contract manufacturers to produce our hardware products under short term manufacturing arrangements. Although we believe we can find alternative sources of manufacturing our hardware, any disruption of contractual arrangements could result in delaying deliveries or in the loss our sales.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain certain hardware and services, as well as software applications, from a limited group of suppliers. Our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. In particular, we are dependent on Toppan Printing Co. Ltd. for all of the printers and consumables for the U.S. Department of State passport contract and the U. S. Department of Defense common access card contract. Any financial instability of our suppliers could result in our having to find new suppliers. We may experience significant delays in manufacturing and deliveries of our products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or obtain alternative service providers, products or services on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in our costs of components from existing or alternative suppliers could have a severe negative impact on our business, financial condition and results of operations.

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

In the year ended December 31, 2006, we derived approximately 9% of our total revenues from international sales. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including ‘‘crime control’’ products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

We expect that we will have increased exposure to foreign currency fluctuations. As of December 31, 2006, our accumulated other comprehensive income includes foreign currency translation adjustments of $0.7 million. In addition, we have significant Japanese yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese yen-denominated transactions could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

We rely in part upon original equipment manufacturers, or OEM, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote their products or pursue installations that use their equipment.

A significant portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements can often be terminated with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on their behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

For example, we are currently involved in a dispute with LG Electronics, Inc. and its subsidiary relating to the termination of such a relationship. As a result of this dispute, LG has alleged the invalidity of Iridian’s patents, copyrights and trade secrets. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology. See Item 3. ‘‘Legal Proceedings.’’

If our systems and products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We will be required to provide complex systems that will be required to operate on an ‘‘as needed’’ basis. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure to deliver our products could be exacerbated if the delay or failure occurs in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences. If a product launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects.

There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. From time to time, in certain critical or complex sale or licensing transactions, we may be compelled to accept liability provisions that vary from our preferred contracting model. There is a risk that in certain contracts and circumstances we may not be successful in adequately minimizing our product and related liabilities or that the protections we negotiate will not ultimately be deemed enforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. Although we will deploy back-up systems, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

Failure to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business and our ability to compete effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted there under will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

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

Although we believe that our products and services do not infringe currently existing and validly issued intellectual property rights of others, we might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against us, our customers or our suppliers could subject us to:

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

Our failure to prevail against any third party infringement claim could have a material adverse effect on our business and financial results. Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to our reputation.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

The installation of our secure credentialing systems requires capital expenditures. Moreover, our strategy includes growth of our business through acquisitions. At December 31, 2006, we had cash and cash equivalents of $5.0 million and availability under our line of credit of $67.5 million. While we believe we have adequate capital resources to meet current working capital requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have ongoing capital needs as we continue to expand our business. If we require additional financing, we may be unsuccessful in raising additional financing or we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our development and expansion plans or to implement certain cost reduction initiatives resulting in the curtailment of our operations.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Much of our future success depends on the continued service and availability of our senior management, including our Chairman of the Board, President and Chief Executive Officer, Robert V. LaPenta, and other members of our executive team. These individuals have acquired specialized knowledge and skills with regards to advanced technology identity solutions. The loss of any of these individuals could severely harm our business. Our business is also highly dependent on our ability to retain, hire and motivate talented highly skilled personnel. Experienced personnel in the advanced technology identity solutions industry are in high demand and competition for their talents are intense. If we are unable to successfully attract, retain and motivate key personnel, our business may be severely harmed.

Certain of our stockholders have significant relationships with us, which could result in it taking actions that are not supported by unaffiliated stockholders.

In connection with the Aston investment, Aston became the largest stockholder of L-1, owning approximately 10.5% of our outstanding common stock. In addition, Lau Technologies, or (‘‘Lau’’), and Mr. Buddy Beck, beneficially own approximately 3% and 3%, respectively, of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC), Lau and Mr. Beck have an influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC, Aston, Lau and Mr. Beck, including:

•	Mr. Robert V. LaPenta, the founder and Chief Executive Officer of L-1 Investments Partners LLC, is Chairman of our board of directors and Chief Executive Officer and President;

•	Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce who are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President and of Corporate Communications, respectively;

•	we acquired intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on certain of our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Ms. Joanna Lau, the President of Lau, and her spouse Mr. Denis K. Berube, the Chief Operating Officer of Lau who also serves as a director on our board of directors, under which we will pay each of Ms. Lau and Mr. Berube $125,000 per year through the earlier of January 10, 2012 or the commencement of the consultants’ full-time employment elsewhere. Mr. Berube and Ms. Lau own a majority of Lau’s stock;

•	in connection with the acquisition of TDT in February 2004, Mr. Beck was elected a member of our board of directors and we entered into a consulting agreement with Mr. Beck under which we agreed to pay Mr. Beck $300,000 per year for two years. The consulting agreement expired on April 14, 2006.

The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

Risks Related to Our Acquisition Strategy

Integration of Identix and other recently acquired businesses may be difficult to achieve and will consume significant financial and managerial resources, which may adversely affect operations.

We may encounter substantial difficulties, costs and delays in integrating our operations with Identix and other recently acquired companies, including SpecTal, SecuriMetrics, IBT, Iridian and ComnetiX, Inc. such as:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense (such as the dispute with LG assumed with in connection with our acquisition of Iridian and described under ‘‘Item 3. Legal Proceedings.’’)

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

In addition, we have offices in many locations and have moved our corporate headquarters from the Viisage facilities in Billerica, Massachusetts, to Stamford, Connecticut. Identix is headquartered in Minnetonka, Minnesota and has employees in seven locations. SpecTal is headquartered in Reston, Virginia and SecuriMetrics and Iridian are located in Martinez, California. IBT is located in Nashville, Tennessee and Springfield, Illinois and ComnetiX is headquartered in Oakville, Ontario, Canada. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The simultaneous integration of these acquisitions may place additional strain on our resources and increase the risk that our business may be adversely affected by the disruption caused by the acquisitions. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At December 31, 2006, goodwill and other intangible assets are $951.4 million and $170.1 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

•	technological development capabilities and intellectual capital;

•	expected significant growth in revenues and profits from the expanding market in identity solutions; and

•	expected synergies resulting from providing multi modal product offerings to existing customer base and to new customers of the combined company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements.

If we do not achieve the expected benefits of the acquisitions we have made, the price of our common stock could decline.

We expect that the acquisitions of Identix and Iridian in August 2006, SpecTal in October 2006, SecuriMetrics in February 2006 and ComnetiX in February 2007, as well as the acquisitions that we have made previously will enhance our leadership in the identity solutions industry through the combination of their respective technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our product portfolio will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our product offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as they do. If these risks materialize, our stock price could be adversely affected.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

We do not own any properties. The following describes our most significant leasing arrangements.

Our corporate headquarters comprises approximately 32,000 square feet of space in facilities located in Stamford, Connecticut. We sublease space from L-1 Investment Partners LLC. The sublease terminates on the earlier of the date that the Company’s chairman ceases employment with the Company or April 2010. We use this property for corporate, administrative, customer support and other general business needs. We also lease the following facilities:

•	32,000 square feet of space in Billerica, MA which is under a lease that expires in 2008. The space houses the headquarters and operations of our Viisage division.

•	15,000 square feet of space in Springfield, IL which is under a lease that expires in 2010. The space houses certain operating and administrative of IBT.

•	80,000 square feet in Minnetonka, MN which is under a lease that expires in March 2008. The space houses the headquarters and operations of our Identix division. A portion of this space has been sublet.

•	10,000 square feet in Jersey City, NJ under a lease that expires in April 2007. The space houses our research and development operations. We have entered into a new lease for approximately 18,000 square feet to accommodate our research and development activities, also in Jersey City which lease expires in April 2017.

•	16,000 square feet in Reston, VA under a lease that expires in March 2012. The space houses the headquarters and operations of the SpecTal division.

•	12,000 square feet in Fairfax, VA under a lease that expires in December 2009. We have vacated this space and seeking to sublease it.

•	12,500 square feet of space in facilities located in Bochum, Germany. The term of this lease is indefinite, but the lease can be terminated on six months’ notice. This space is used for research and development and sales operations.

•	4,000 square feet of space in Arlington, Virginia. The term of this lease runs through April 2009. We use this property for our federal sales and marketing operations.

•	6,700 square feet of space in Nashville, Tennessee, which is used for the headquarters and operations of IBT. The term of this lease runs through July 2009.

•	26,000 square feet of space in Martinez, California, which houses the headquarters and operations of SecuriMetrics and Iridian. The term of this lease runs through February 2011.

•	8,000 square feet in Oakville, Ontario, Canada, on a month to month basis which houses the headquarters of ComnetiX. We also lease approximately 6,000 square feet in Carrollton, Georgia, under a lease that expires in August 2007, which houses ComnetiX, U.S. operations.

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage, Mr. Bernard C. Bailey, Mr. William K. Aulet (Viisage’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. (The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and Viisage’s then officers and directors.)  The Company’s insurance carrier is currently paying defense costs of the Company and the individual defendants. In April 2006, the Company filed a motion to dismiss this case. In February 2007 the Judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. Based on all facts and circumstances, including available insurance policies, management believes that it is unlikely that the eventual resolution of the litigation will have a material adverse effect on the consolidated financial statements of the Company.

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

From time to time in the ordinary course of business, the Company is involved in disputes with third parties, including former employees of the Company. Identix is a defendant in one lawsuit filed by a former employee in the Fresno County Superior Court of California alleging, among other things, wrongful discharge. L-1 believes the claims are without merit and is vigorously defending the lawsuit. In a separate dispute, in June 2006 another former employee of Identix filed a lawsuit in the U.S. District Court for the Central District of California alleging, among other things, unlawful wage rate discrimination based on gender. Based on Identix’ motion in federal court in Minnesota, the plaintiff was enjoined from further prosecuting plaintiff’s claims in California and ordered to arbitrate the dispute in Minnesota. L-1 believes that the plaintiff’s claims are without merit and is vigorously defending the pending arbitration proceeding.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean Corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. LG has also sought leave to amend its complaint to add antitrust claims against Iridian for attempted monopolization. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, the parties have not completed discovery and accordingly, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In September 2006, L-1 received a notice of a claim from a former employee and consultant of Iridian alleging that Iridian owed such individual $2.0 million pursuant to a consulting agreement entered into between Iridian and the individual in 1997. In January 2007, Iridian entered into a full and final settlement and release agreement with such individual pursuant to which the individual withdrew and forever waived, released and discharged all claims. Payment to such individual under the settlement and release agreement was substantially offset by funds recovered by L-1 from the indemnification escrow account established as part of L-1’s acquisition of Iridian.

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (‘‘BIS’’) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. A subsequent report to BIS was made by Identix in January 2007. While monetary penalties arising out of these inadvertent discrepancies are a possible result of these discrepancies, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on the business, operations or financial results of L-1.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘ID.’’ Prior to August 30, 2006 our common stock traded on the NASDAQ National Market under the symbol ‘‘VISG.’’ As of March 14, 2007, there were 777 holders of record of our common stock.

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, of our common stock during 2006 and 2005 were as follows:

	2006		2005
Quarter	High	Low	High	Low
First Quarter	$19.25	$15.73	$22.95	$7.08
Second Quarter	$17.65	$12.99	$12.98	$6.43
Third Quarter	$17.33	$13.03	$14.35	$9.78
Fourth Quarter	$17.25	$12.40	$17.64	$9.08

Dividend Policy

We paid no dividends in 2006 or 2005. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our lending arrangements.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2006.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the fourth quarter of 2006.

Stock Performance Chart

The following performance chart assumes an investment of $100 on December 31, 2001 and compares the change to December 31, 2006 in the market price for our common stock with the Nasdaq Composite Index, the Russell 2000 Index and a peer group identified by the Company (the ‘‘Selected Peer Group Index’’). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business. The Company has historically compared its performance to that of the Russell 2000 Index. The Selected Peer Group Index was added in 2006 with the intention of replacing the Russell 2000 Index, an index that is no longer comparable due to our current market capitalization.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: Cogent Inc., ActivIdentity Corporation, DigiMarc Corporation, LaserCard Corporation, Bioscrypt Inc., ImageWare Systems, Inc. and Saflink Corporation.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance Chart

The following chart supplements the stock performance chart presented above to show the stock performance from October 5, 2005, the day prior to the date that Aston Capital Partners LP announced its investment in L-1 through December 31, 2006 since during this period the Company underwent significant changes in operations and capital structure, including the issuance of $100 million of common stock to Aston, the merger with Identix and acquisitions of IBT, SecuriMetrics, Iridian and SpecTal, as well as significant changes in the board of directors and management.

Supplemental Chart

Item 6.    Selected Financial Data

The financial data set forth below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2006(1)(2)	2005(2)(4)	2004(2)(4)	2003(2)	2002(3)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$164,386	$66,224	$67,466	$37,371	$32,302
Cost of revenues	113,529	47,568	48,804	27,844	25,239
Gross profit	50,857	18,656	18,662	9,527	7,063
Operating expenses:
Sales and marketing	14,430	7,832	6,925	5,282	5,368
Research and development	11,589	4,618	3,837	3,650	4,457
General and administrative	29,953	12,068	9,779	5,110	5,069
Amortization of purchased intangible assets	401	681	153	—	—
Asset impairments and merger related expenses	22,767	—	2,000	—	—
Restructuring charges	—	—	—	—	824
Total operating expenses	79,140	25,199	22,694	14,042	15,718
Operating loss	(28,283)	(6,543)	(4,032)	(4,515)	(8,655)
Interest income	1,770	362	162	99	196
Interest expense	(1,598)	(159)	(1,933)	(1,068)	(1,071)
Other (expense) income, net	(122)	369	(235)	18	—
Loss before income taxes and cumulative effect of change in accounting principle	(28,233)	(5,971)	(6,038)	(5,466)	(9,530)
Provision for income taxes	(2,804)	(1,382)	(959)	(63)	—
Loss before cumulative effect of change in accounting principle	(31,037)	(7,353)	(6,997)	(5,529)	(9,530)
Cumulative effect of change in accounting principle	—	—	—	(12,131)	—
Net loss	$(31,037)	$(7,353)	$(6,997)	$(17,660)	$(9,530)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.71)	$(0.37)	$(0.45)	$(0.64)	$(1.19)
Basic and diluted net loss per share	$(0.71)	$(0.37)	$(0.45)	$(2.06)	$(1.19)
Weighted average basic and diluted common shares outstanding	43,823	19,630	15,466	8,578	8,018
Balance Sheet Data:
Working capital	$11,658	$77,482	$15,233	$5,887	$22,244
Total assets	$1,227,225	$294,108	$175,629	$54,480	$61,189
Long-term debt	$80,000	$215	$149	$8,147	$9,845
Shareholders’ equity	$1,067,085	$274,660	$154,790	$34,008	$39,064

(1)	The results reflect the adoption of SFAS No. 123(R) on January 1, 2006.

(2)	The results reflect the adoption of EITF 00-21 on January 1, 2003.

(3)	The results reflect the use of percentage of completion based on the cost-to-cost method for state drivers’ license contracts, which was the accounting method used prior to the adoption of EITF 00-21.

(4)	Reflects reclassification of $1.4 million and $0.6 million of amortization of purchased technology from operating expenses to cost of sales for 2005 and 2004, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in ‘‘Item 8. Financial Statements and Supplementary Data’’ of this report.

Business Overview

L-1 Identity Solutions, Inc. (‘‘L-1’’ or ‘‘the Company’’) provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, border management, anti-terrorism, and security.

The Company also provides comprehensive security solutions to U. S. government agencies.

Our revenues increased to $164.4 million for the year ended December 31, 2006 from $66.2 million for the year ended December 31, 2005. Our net loss for the year increased to $31.0 million from $7.4 million in 2005 and includes $7.8 million of stock based compensation expense. The loss in 2006 includes $22.8 million of asset impairments, separation costs, change in control and other costs, of which $3.2 million comprises stock-based compensation charges. The results for 2006 also include amortization expense of intangible assets of $9.0 million related to businesses acquired in late 2005 and 2006

The market for identity protection solutions has continued to develop at a rapid pace. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenue, operating income (loss) and earnings before interest, depreciation, amortization and stock based compensation expenses (‘‘Adjusted EBITDA’’). As an expanding company, we believe that our greatest challenge is choosing the right markets and best opportunities to pursue that will enable us to successfully grow business.

Sources of Revenues

Our Viisage Division, which prior to December 15, 2005 comprised our sole business, generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer.

Our Identix Incorporated (‘‘Identix’’) division generates revenues from the sale of biometric solutions incorporating fingerprint, facial and skin biometrics and system components necessary for the biometric capture and knowledge discovery. Solution offerings include Live Scan and mobile systems and services for biometric capture and identification, and systems, modules and software for biometric matching and verification. Revenues are generated by sales of hardware, software and maintenance services.

Our SecuriMetrics, Inc. (‘‘SecuriMetrics’’) / Iridian Technologies, Inc. (‘‘Iridian’’) division generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary biometrics capture devices bundled together with our proprietary software, as well as sales of licenses and software.

Our Integrated Biometric Technology, Inc. (‘‘IBT’’)/Identix Identification Services, Inc. (‘‘IIS’’) division generates revenues through the sales of background screening products and services.

Our SpecTal division provides comprehensive security consulting services to U.S. government intelligence agencies.

We market our solutions and services primarily to U.S. and foreign federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, we design the system, supply and install equipment and software and integrate the solution within the entity’s existing network infrastructure and provide maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market, per fingerprint delivered in the case of our fingerprinting services or on a time and material and fixed price level of effort basis for our security consulting services.

Since the fourth quarter of 2003 our growth of revenues is due principally to acquisitions we consummated as well as increased demand for our identity solutions related to heightened emphasis on secure credential issuance, document authentication and biometrics. We anticipate that the U.S. Department of State will continue to be one of our major customers for the foreseeable future due to the continuing increase in the number of passports issued each year. We also anticipate steadily increasing funding for major government programs such as TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing products, and solutions. Recent acquisitions include:

•	Our February 2007 acquisition of ComnetiX, Inc. creates an important presence for us in the Canadian market and adding a complementary base of customers to our portfolio, particularly within the law enforcement community.

•	Our October 2006 acquisition of SpecTal, LLC, which provides comprehensive security and intelligence solutions, specializing in government consulting, training and technology development;

•	Our August 2006 merger with Identix, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our market;

•	Our August 2006 acquisition of Iridian, which holds the leading iris recognition technology in the industry;

•	Our February 2006 acquisition of SecuriMetrics, a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris technologies,

•	Our December 2005 acquisition of IBT, a provider of proprietary fingerprint technology and background screening solutions, and

•	Our December 2005 acquisition of the assets of the Auto Test Division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles.

Impact of the Acquisitions

The acquisitions have been included in the consolidated financial statements subsequent to the dates of acquisition.

The Identix merger and the acquisitions of Iridian, IBT, SecuriMetrics and SpecTal, which have resulted in the consolidation of marketing resources, facilities and corporate functions of the separate entities in Stamford, Connecticut are expected to have a continuing material effect on our operations resulting from, but not limited to:

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

Reportable segments and geographic information

Prior to December 15, 2005, we operated in a single reportable segment, the Identity Solutions segment, and starting with our 2006 year, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. We currently operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, Adjusted EBITDA and operating income (loss). Operating results by segment for the three years ended December 31, 2006 follow (in thousands):

	Year Ended December 31,
	2006	2005	2004
Identity Solutions:
Revenues	$117,418	$65,603	$67,466
Operating Loss	(25,075)	(6,558)	(4,032)
Services:
Revenues	46,968	621	—
Operating Income	1,396	15	—
Corporate:
Operating Loss	(4,604)	—	—
Consolidated:
Revenues	164,386	66,224	67,466
Operating Loss	(28,283)	(6,543)	(4,032)

In 2006 the Identity Solutions segment include asset impairments and merger related costs of $21.6 million and corporate costs include merger related costs of $1.1 million.

Revenue by market comprises the following for the three years ended December 31, 2006 (in thousands):

	2006	2005	2004
State and Local	$69,532	$37,683	$40,916
Federal	89,640	25,300	25,760
Commercial/Emerging Markets	5,214	3,241	790
	$164,386	$66,224	$67,466

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region for the three years ended December 31, 2006 (in thousands):

	2006	2005	2004
Revenue
United States	$149,792	$60,267	$65,023
Rest of World	14,594	5,957	2,443
	$164,386	$66,224	$67,466

Identity Solutions revenues

The following provides details of the products and services provided as an integral part of our Identity Solutions’ revenues for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Drivers’ licenses	$31,920	$29,232	$35,203
Hardware	36,769	4,495	11,528
Consumables and components	19,310	18,638	8,350
Software	6,600	2,573	1,689
Maintenance	9,304	6,703	5,894
Other	13,515	3,962	4,802
Total Identity Solutions revenues	$117,418	$65,603	$67,466

These revenues were classified as follows in 2005 and 2004:

	For the Years Ended December 31,
	2005	2004
Services	40,216	45,916
Products	25,387	21,550
	$65,603	$67,466

Dependence on Significant Customers

We believe that we will continue to derive a significant portion of our revenues from a limited number of large U.S. Government customers. For the year ended December 31, 2006, three Federal government agencies accounted for 31.0% of our consolidated revenues. For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of our consolidated revenues. For the year ended December 31, 2004, the U.S. Department of State accounted for 16.0% of our consolidated revenue and Telos Corporation (U.S. Department of Defense) accounted for 15.0% of consolidated revenues. As of December 31, 2006, we had an accounts receivable balance of approximately $23.8 million from three Federal government agencies. As of December 31, 2005, the U.S. Department of State was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.4 million.

Consolidated Results of Operations

Comparison of 2006 to 2005

The 2006 results of operations were significantly affected by the December 2005 acquisition of IBT, the February 2006 acquisition of SecuriMetrics, the August 2006 acquisition of Iridian, the August 2006 merger with Identix and the October 2006 acquisition of SpecTal. The 2005 results are those of Viisage, which is now a division of L-1, and encompassed substantially all of the Company’s revenue and operating loss. Approximately $91.7 million and $8.2 million, respectively, of the revenues and the operating loss recorded in 2006 are related to the aforementioned acquisitions.

Revenues

	Year Ended December 31,
	2006	2005
Revenues	$164,386	$66,224

Approximately 19% and 44% of our revenues for the years ended December 31, 2006 and 2005 were derived from long-term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract, which range from 4 – 5 years. The prices are established in competitive bid situations; in which price is one among many important criteria evaluated by the customer. Approximately 60% of the costs associated with these volume-based revenues are variable and 40% are fixed. Accordingly, margins improve as volumes increase, and margins deteriorate as volumes decrease. Moreover, any increase in the variable costs which include materials and labor will result in margin deterioration unless such increases are offset by the impact of volume increases. Historically, the Company has been able to maintain its margins because volume increases have offset cost increases over the term of the contracts. In addition, we often obtain contract extensions beyond the original terms in which case the fixed depreciation costs on the capitalized equipment and systems are spread over a longer period of time and margins improve. Accordingly, we historically have not incurred losses on these contracts. Sales and marketing and research and development costs related to these revenues are not significant.

The remaining revenues, including other revenues from the drivers’ license contracts which are not based on card production volumes, comprise 52% and 56% of the revenues for the years ended December 31, 2006 and 2005 and were derived from short term purchase orders for consumables, hardware, software, custom solutions and services. These revenues are priced at prevailing prices at the time the order is negotiated and received, and delivery occurs over a short term period. These orders are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Although we have encountered pricing pressures in our negotiations, we do not believe that they have impacted the margins significantly. Most of our research and development and sales and marketing costs are related to generating these revenues.

Approximately 29% of our revenues in 2006 were derived from long term fingerprinting services and security consulting service contracts with the U.S. and State and Local Governments.

Revenues for the years ended December 31, 2006 and 2005 aggregate $164.4 million and $66.2 million, respectively, of which approximately $91.7 million and $0.6 million, respectively, is related to the acquisitions of IBT, SecuriMetrics, Iridian, Identix and SpecTal. Excluding the impact of the acquisitions, revenues increased by $7.1 million or 11%. Revenue increased by $2.1 million due to increased volumes of U.S. passports revenue from U.S. Department of State and increased sales to U.S. Department of Defense relating to the Common Access Card program, higher face recognition revenues of $1.4 million, increased international software sales of $0.7 million and increased revenues in our state drivers’ license business of $2.7 million.

Cost of revenues and gross margins.

	Year Ended December 31,
	2006	2005
Cost of revenues	$99,115	$42,556
Amortization of purchased intangible assets	13,861	5,012
Stock based compensation	553	—
Total	$113,529	$47,568
Gross profit	$50,857	$18,656
As a percentage of revenues	31%	28%

Cost of revenues increased by $66.0 million for the year ended December 31, 2006, of which $63.5 million related to the acquisitions of IBT, SecuriMetrics, Identix, Iridian, and SpecTal. Consolidated gross margins in 2006 increased to 31% from 28% in 2005. Excluding the impact of the acquisitions, gross margin for the year ended December 31, 2006 was 32% compared to 28% in the prior year as a result of increased revenues and improved mix sales. Inventory adjustments and other charges had the effect of reducing gross margin by 2% in the year ended December 31, 2006. Included in the cost of revenues for the year ended December 31, 2006 was $13.9 million of amortization of purchased intangible assets of which $8.9 million related to the IBT, SecuriMetrics, Identix, SpecTal and Iridian acquisitions. Amortization of purchased intangible assets reduced gross margins by 8% for both the years ended December 31, 2006 and 2005.

Sales and Marketing Expenses.

	Year Ended December 31,
	2006	2005
Sales and marketing expenses	$13,678	$7,832
Stock based compensation	752	—
Total	$14,430	$7,832
As a percentage of revenues	9%	12%

Sales and marketing expenses increased by approximately $6.6 million for the year ended December 31, 2006 compared to the prior year. The acquisitions of IBT, SecuriMetrics, Iridian, SpecTal and Identix accounted for approximately $5.2 million of the increase. Additional increases of $0.8 million for the year ended December 31, 2006 related to stock based compensation expense. The remaining increase is the result of investment in marketing resources offset in part by savings from the consolidation of sales and marketing activities including, salaries, related personnel expenses, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. We expect our sales and marketing expenses to decline as a percentage of revenues in future years.

Research and Development Expenses

	Year Ended December 31,
	2006	2005
Research and development expenses	$10,823	$4,618
Stock based compensation	766	—
Total	$11,589	$4,618
As a percentage of revenues	7%	7%

Research and development expenses increased by approximately $7.0 million for the year ended December 31, 2006 compared to the prior year, of which approximately $6.5 million is due to the acquisitions of IBT, SecuriMetrics, Iridian and Identix. Excluding the effects of the acquired businesses, research and development expenses in 2006 decreased by $0.3 million primarily as a result of cost reductions, offset by an increase of $0.8 million due to stock based compensation.

Research and development expenses consist primarily of salaries, stock based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses reflect reimbursement of $0.4 million and $0.6 million for 2006 and 2005, respectively. We expect our research and development expenses to decline as a percentage of revenues in future years.

General and Administrative Expenses

	Year Ended December 31,
	2006	2005
General and administrative expenses	$27,469	$12,068
Stock based compensation	2,484	—
Total	$29,953	$12,068
As percentage of revenues	18%	18%

General and administrative expense increased approximately $17.9 million for year ended December 31, 2006 compared to 2005, of which approximately $9.9 million is due to the acquisitions of IBT, SecuriMetrics, Iridian, SpecTal and Identix. Stock based compensation expense was $2.5 million for the year ended December 31, 2006. Other increases for the year ended December 31, 2006 relate to legal, professional and other costs incurred in connection with the integration of the acquired businesses, as well as additional audit and professional fees related to the growth of the Company and to remediate internal control weaknesses. We expect our general and administrative expenses to decline as a percentage of revenues in future years.

Asset Impairment and Merger Related Expenses

	Year Ended December 31,
	2006	2005
Asset impairment and merger related expenses	$22,767	$—

In connection with the Identix merger, the Company incurred significant personnel cost for severance and other contractual compensation arrangements with its former management team and Board of Directors. These personnel and other severance costs were $5.4 million. Additionally, the Company reviewed its long-term assets in light of the strategy and plans of the combined company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment and other charges of $14.6 million relating to facial recognition technology, documentation authentication technology, patents, and other long-term assets. The Company also recorded a charge for in process research and development of $2.7 million related to the Identix merger.

Amortization of Purchased Intangible Assets

	Year Ended December 31,
	2006	2005
Amortization of purchased intangible assets	$401	$681

Amortization of purchased intangible assets decreased as a result of impairments recorded in 2006.

Interest Income

Interest Income and Expense

	Year Ended December 31,
	2006	2005
Interest income	$1,770	$362
Interest expense	(1,598)	(159)
Interest income, net	$172	$203

Interest income increased compared to the same period in 2005, primarily as a result of interest income related to higher average cash balances during 2006, due to the $100.0 million investment made by L-1 Investment Partners LLC in late 2005. Interest expense increased as a result of the $105.0 million in borrowings used to purchase SpecTal in October 2006.

Other Income, Net

	Year Ended December 31,
	2006	2005
Other (expense) income, net	$(122)	$369

Other income includes realized and unrealized currency transaction gains and losses on yen-denominated purchases, as well as unrealized gains and losses forward currency contracts.

Income Taxes

	Year Ended December 31,
	2006	2005
Provision for income taxes	$2,804	$1,382

The provision for income taxes represents a deferred tax provision related to the amortization of tax deductible goodwill and state and local income tax provisions. The provision increased primarily as a result of increased amortization of the deductible goodwill resulting from the acquisitions of SpecTal, IBT and Auto Test.

Comprehensive loss

	Year Ended December 31,
	2006	2005
Comprehensive loss	$(27,954)	$(9,429)

The change in comprehensive loss results from of the increase in net loss incurred in 2006 of $31.0 million compared to $7.4 million is 2005, offset by foreign currency translation gains of $3.1 million in 2006 resulting from the weakening of the U.S. dollar relative to the euro, compared to a foreign currency translation loss of $2.1 million recorded in 2005.

Comparison of 2005 to 2004

Revenues

	Year Ended December 31,
	2005	2004
Revenues	$66,224	$67,466

Revenue decreased slightly by approximately 1.8% to $66.2 million for the year ended December 31, 2005 from $67.5 million for the year ended December 31, 2004, primarily as a result of:

•	An increase of approximately $7.6 million of revenue related to deliveries under our contract to deliver passports to the U.S. Department of State;

•	An increase of approximately $5.7 million of revenue related to document authentication products and services, primarily to state government customers, which was the result of a full year of operations compared to one quarter of operations following the acquisition of Imaging Automation, Inc. (‘‘ iA’’) in 2004;

•	An increase of approximately $0.6 million of revenue related to our acquisition of IBT in December 2005;

•	A decrease of approximately $8.6 million of revenue from the U.S. Department of Defense, primarily due to a one-time sale of printing systems in 2004 for its common access card, or CAC, program of $10.6 million, partially offset by an increase in consumable purchases in 2005;

•	A decrease of approximately $6.0 million of revenue related to document issuance solutions to state government customers, primarily due to expired contracts in five states, partially offset by three new state contracts as well as credential volume increases in some states where we produce drivers’ licenses; and

•	A decrease of approximately $0.6 million related to sales of face recognition solutions.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	2005	2004
Cost of revenues	$42,556	$45,224
Amortization of purchased intangible assets	5,012	3,580
Total	$47,568	$48,804
Gross profit	$18,656	$18,662
As a percentage of revenues	28%	28%

Gross margins increased to 28.2% or $18.7 million for the year ended December 31, 2005 compared to 27.7% or $18.7 million for the year ended December 31, 2004.

Amortization of purchased intangible assets included in cost of revenues increased from $3.6 million for the year ended December 31, 2004 to $5.0 million for the year ended December 31, 2005. This increase was primarily due to the inclusion of a full year of amortization expense in 2005 attributable to the acquisition of TDT, which closed in February 2004. For the year ended December 31, 2004, gross profit reflected $0.3 million of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005.

Sales and Marketing Expenses

	Year Ended December 31,
	2005	2004
Sales and marketing expenses	$7,832	$6,925
As a percentage of revenues	12%	10%

Sales and marketing expenses increased approximately $0.9 million, to $7.8 million for the year ended December 31, 2005 from $6.9 million in for the year ended December 31, 2004. The increase is primarily due to a $0.9 million increase in payroll and other outside service costs related to the iA acquisition from 2004, which includes a full year of activity for the year ended December 31, 2005 compared to only one quarter in 2004. In addition, the Company incurred additional payroll-related costs from additional sales personnel, partially offset by reduced facility costs and reduced spending on bid and proposal activity. For the year ended December 31, 2004, sales and marketing expenses reflected $0.2 million of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005. As a percentage of revenues, sales and marketing expenses increased to 11.8% for the year ended December 31, 2005 from 10.3% for the year ended December 31, 2004 as a result of lower than expected revenues.

Research and Development Expenses

	Year Ended December 31,
	2005	2004
Research and development expenses	$4,618	$3,837
As a percentage of revenues	7%	6%

Research and development expenses increased by approximately $0.8 million, to $4.6 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. The increase is primarily due to a $0.9 million increase in payroll and benefit costs related to the iA acquisition from a full year of activity for the year ended December 31, 2005 compared to only one quarter in 2004. For the year ended December 31, 2004, research and development expenses reflected $0.1 million of corporate insurance costs; such costs are reported in general and administrative expenses for the year ended December 31, 2005. Billable labor hours of research and development personnel were relatively consistent for the years ended December 31, 2005 and 2004 and are classified as cost of revenues when such billable hours result in the delivery of a product or service to a customer. Reimbursements for funded research and development are recorded as a reduction to expense, and were approximately $0.6 million and $0.8 million for 2005 and 2004, respectively. As a percentage of revenue, research and development expenses increased to 7.0% for the year ended December 31, 2005 from 5.7% for the year ended December 31, 2004.

General and Administrative Expenses

	Year Ended December 31,
	2005	2004
General and administrative expenses	$12,068	$9,779
As a percentage of revenues	18%	14%

General and administrative expenses increased approximately $2.3 million, to $12.1 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004. The increase is primarily due to the inclusion in 2005 of a full year of results for the companies acquired in 2004, the inclusion of all corporate insurance premiums in general and administrative expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 when $0.6 million of these premiums were recorded in cost of revenues, sales and marketing expenses and research and development expenses as described above. Payroll related costs increased $0.5 million as a result of hiring additional personnel. In addition, the Company incurred an additional $0.4 million in legal and audit fees, primarily related to the litigation with the State of Georgia, $0.3 million of recruiting fees associated with the hiring of finance, sales, and executive personnel, and $0.2 million increase in other services, primarily for additional fees for outside members of the Company’s board of directors. Finance and IT personnel costs increased to begin to remediate our material weakness regarding the sufficiency of the resources to effect a timely financial statement close process. As a percentage of revenues, general and administrative expenses increased to 18.2% for the year ended December 31, 2005 from 14.5% for the year ended December 31, 2004 as a result of lower than expected revenues.

Amortization of purchased intangibles assets

	Year Ended December 31,
	2005	2004
Amortization of purchased intangible assets	$681	$153

Amortization of purchased intangible assets included in operating expenses increased from $0.2 million for the year ended December 31, 2004 to $0.7 for the year ended December 31, 2005, primarily due to the inclusion of iA for a full year in 2005 from the transaction closing date of October 2004.

Interest Income and Expense

	Year Ended December 31,
	2005	2004
Interest income	$362	$162
Interest expense	(159)	(1,933)
Net interest income (expense)	$203	$(1,771)

Interest income increased to $0.4 million for the year ended December 31, 2005 from $0.2 million for the year ended December 31, 2004, due primarily to a higher investment in cash from the Aston investment, and to a lesser degree, higher yields. Interest expense decreased to $0.2 million for the year ended December 31, 2005 from $1.9 million in 2004. The decrease in interest expense resulted from the net payments of approximately $28.0 million of long term debt and related party debt in 2004 from proceeds from issuance of our common stock and warrants in 2004.

Other Income, net

	Year Ended December 31,
	2005	2004
Other income (expense), net	$369	$(235)

For the year ended December 31, 2005, we had other income of approximately $0.4 million and for the year ended December 31, 2004 we had other expense of approximately $0.2 million, which was primarily the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases that we made in Japanese yen in the respective years, net of hedging transactions.

Income Taxes

	Year Ended December 31,
	2005	2004
Provision for Income Taxes	$1,382	$959

For the year ended December 31, 2005, we had a provision for federal income taxes of approximately $1.1 million which resulted from accounting for the acquisition of TDT and part of the acquisition of IBT as asset purchases for tax purposes, resulting in deferred tax liabilities that could not be used to offset deferred tax assets in assessing the need for a valuation allowance. For the year ended December 31, 2004, we had a provision for federal income taxes of approximately $0.9 million which primarily resulted from our election to treat the acquisition of TDT as an asset purchase for tax purposes. The provision for state income taxes for the year ended December 31, 2005 was approximately $0.3 million compared to $0.1 million for the year ended December 31, 2004 for state income taxes where we are not able to utilize our net operating loss carryforwards.

Comprehensive Loss

	Year Ended December 31,
	2005	2004
Comprehensive loss	$(9,429)	$(7,319)

Comprehensive loss increased as a result of the increase in net loss and tax foreign currency transaction loss by $2.1 million in 2005. Comprehensive loss results primarily from translation adjustments consolidating our German operations whose functional currency is the Euro. The results of operations and certain of our intercompany balances associated with this operation are exposed to foreign exchange rate fluctuations. As of December 31, 2005, we had cumulative translation loss adjustments related to our German operations of approximately $2.4 million. To the extent the U.S. dollar weakens against this foreign currency, the translation of these euro-denominated transactions results in increased net revenue and operating expenses. Similarly, our net revenue and operating expenses will decrease when the U.S. dollar strengthens against the Euro.

Liquidity and capital resources

Liquidity

As of December 31, 2006, we had $11.7 million of working capital including $5.0 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalents, financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we may require additional financing to further implement our acquisition strategy. We also evaluate the terms and conditions of our credit facility on a regular basis in the ordinary course of business. If we cannot achieve our business plan in 2007, or if we enter into material new contracts, or require cash to pursue strategic acquisitions, we may be required to seek additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled ‘‘Risk Factors.’’ We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

In October 2006, we entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America N.A. (the ‘‘Bank’’), Bear Stearns Companies Inc., Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North., to amend and restate the credit agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150 million, with the potential for up to $50 million in additional borrowings. In order to borrow under the facility, we are required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25 million of the total facility amount may be used for the issuance of letters of credit. As of December 31, 2006, the outstanding balance was $80 million. After considering $2.5 million of estimated stand by letters of credit issued by the lenders, amounts available for borrowings is $67.5 million at December 31, 2006. At December 31, 2006, the interest rate was 7.1%.

Amounts borrowed under the Agreement bear interest for any interest period (as defined by the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA, as defined, ratio described below), and must be repaid on or before October 19, 2011. We also have the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If we have not borrowed all available amounts under the facility, we must pay a commitment fee of 0.375 per annum on such unutilized amounts. In October 2006, the Company borrowed $105 million under the Credit Agreement, the proceeds of which were used to fund our acquisition of SpecTal, LLC.

In accordance with the Agreement, borrowings are collateralized by all assets of the Company. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined by Agreement) for the period of the prior four fiscal quarters may not be less than 2.50:1:00, beginning with the fiscal quarter ending on December 31, 2006. At December 31, 2006, the ratio was approximately 6.40:1.00.

•	As of the end of fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00:1.00 at December 31, 2006, March 31, 2007 and June 30, 2007 (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:100 at December 31, 2007 March 31, 2008, and June 30, 2008, (iv) 4:25:1.00 at September 30, 2008, and (v) 4.00:1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At December 31, 2006, the ratio was approximately 2.00:1.00.

Under the terms of the Agreement, we may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and a future parent holding company of the Company may incur an additional $200 million of unsecured subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuance or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of our assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300.0 million in the aggregate and (viii) enter into transaction with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject to certain cases of customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing, the Bank, will cause the indebtedness under the Agreement to be due and payable. As of December 31, 2006, the Company was in compliance with the financial covenants of the Agreement

At December 31, 2006 we had capital lease and other obligations aggregating $0.5 million of which $0.3 million are due in 2007 and $0.2 million are due in 2008.

In October 2005, we entered into an investment agreement with L-1 Investment Partners LLC, subsequently assigned by L-1 Investment Partners LLC to its affiliate, Aston, under which we issued and sold to Aston 7,619,047 shares of our common stock at $13.125 per share, and issued warrants to purchase 1,600,000 shares of our common stock at $13.75 per share. The proceeds of issuance, net of transaction costs were approximately $98.7 million. Under the investment agreement with Aston, $85.0 million was used to finance acquisitions subject to approval by L-1’s Board of Directors.

Consolidated Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Operating activities	$12,561	$4,412	$4,135
Investing activities	(162,428)	(42,892)	(12,992)
Financing activities	82,301	99,565	13,504
Effect of exchange rates on cash and cash equivalents	174	(9)	(4)
Net (decrease) increase in cash and cash equivalents	$(67,392)	$61,076	$4,643

Cash flows from operating activities increased by approximately $8.1 million for the year ended December 31, 2006 as compared to the prior year. The net loss for the year ended December 31, 2006 was $31.0 million, which included non-cash charges of $17.4 million related to the asset impairments, and the in process research and development charge, $23.4 million for depreciation and amortization, $7.8 million for stock based compensation, $2.4 million for deferred income taxes and $0.4 million for other non cash charges. Cash flow from operating activities before changes in operating assets and liabilities, increased to $20.3 million from $6.5 million for the year ended December 31, 2006 compared to the prior year. Other changes in operating assets and liabilities resulted in a net decrease in cash and cash equivalents.

Cash flows used in investing activities increased by approximately $119.5 million for the year ended December 31, 2006 as compared to the prior year. During 2006, we paid $154.7 million in connection with the acquisitions of SecuriMetrics, Iridian and SpecTal, net of acquired cash of $29.9 million in connection with the merger of Identix. The cash paid for acquisitions in 2006, net of cash acquired, represents an increase of $116.0 million as compared to the cash paid for acquisitions in 2005.

In connection with the merger with Identix, Aston, and L-1 have agreed in principle that the Company may, subject to the approval of the board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

Capital expenditures were approximately $6.8 million and $4.4 million for the years ended December 31, 2006 and December 31, 2005, respectively, and was primarily related to the Company’s drivers’ licenses product line. In addition, in 2006 the Company placed $2.2 million in a restricted account to collateralize letters of credit issued by a financial institution. These funds were subsequently released to the Company during 2006.

Net cash provided by financing activities in 2006 resulted from borrowings under the revolving credit agreement of $105.0 million, net of repayments of $25.0 million, proceeds from the issuance of common stock of $7.2 million offset by costs related to obtaining the revolving credit facility of $2.6 million and to the issuance of common stock in connection with the Identix merger of $2.0 million. In 2005, we issued common stock and warrants to Aston for net proceeds of $98.7 million.

Working Capital

Accounts receivable related to our February 2006 acquisition of SecuriMetrics, the August 2006 acquisition of Iridian, the August 2006 merger with Identix and the October 2006 acquisition of SpecTal were approximately $43.3 million at December 31, 2006. Excluding these acquisitions, accounts receivable increased by approximately $3.6 million, from December 31, 2005, primarily due to increases in revenues at our Viisage and IBT businesses.

Inventory related to our February 2006 acquisition of SecuriMetrics and the merger with Identix was approximately $7.5 million at December 31, 2006. Excluding the effects of these acquisitions, inventory decreased by approximately $1.4 million, primarily due to the product sales and inventory charges related to Auto Test and documentation authentication devices.

Other current assets increased by $3.6 million primarily as a result of prepaid insurance and other deposits.

Accounts payable, accrued expenses and other current liabilities related to the acquisitions of SecuriMetrics, Identix, Iridian, and SpecTal were $37.2 million at December 31, 2006. Excluding the impact of these acquisitions, accounts payable, accrued expenses and other current liabilities increased to $22.8 million at December 31, 2006 from $12.8 million at December 31, 2005, primarily due to accruals for merger and acquisition related costs, increased legal and professional fees, insurance, and other expenses.

Total deferred revenue increased by approximately $9.8 million to $14.1 million at December 31, 2006, of which $9.3 million relates to the acquisitions of Identix, Iridian and SecuriMetrics. Excluding the impact of these acquisitions, the increase was $0.5 million. The increase is due to annual maintenance renewals and payments received on customer projects.

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$13,757	$3,621	$5,994	$4,142	—
Debt and capital lease obligations	108,718	5,909	17,153	85,656	—

Included in debt is an $80.0 million revolving debt facility that has a term of five years and bears interest at a variable rate, which was 7.1% at December 31, 2006. Additionally, the Company had capital lease obligations of approximately $0.4 million at December 31, 2006. The amount shown for debt includes interest assuming the revolving debt facility is paid at the end of its term.

The Company has consulting agreements with two related parties under which each receives annual compensation of $0.1 million through the earlier of July 2012 or commencement of full time employment elsewhere.

In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through June 30, 2014, up to a maximum $27.5 million.

Contingent obligations

Our principal contingent obligations consist of cash which may be paid upon achievement of acquired businesses’ performance.

Inflation

Although some of our expenses increased with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Critical accounting policies and significant estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the facts and circumstances of our business. The application of these policies has a significant impact on our reported results of operations. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analysis of current conditions, have a significant impact on our reported results of operations and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant assumptions and estimates relate to the allocation of purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, contingencies, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from these estimates, there could be a material effect on our consolidated financial statements.

Valuation of goodwill and other long-lived and intangible assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2006 the balances of property, plant and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $19.9 million, $170.1 million and $951.4 million, respectively. As of December 31, 2005, the balances of property and equipment, intangible assets and goodwill, all net accumulated depreciation and amortization, were $19.5 million, $27.3 million and $152.2 million, respectively.

We depreciate property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is charged to expense in the period we identify the impairment. Furthermore, based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may determine that shorter estimated useful lives are more appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings. Based on our review of the estimated useful lives of property and equipment used in state drivers’ licenses contracts for which we receive extensions, we may determine that longer estimated useful lives are more appropriate, which would increase our gross and operating margins in future periods.

Factors we generally consider important and which could trigger an impairment review of the carrying value of long-lived tangible and intangible assets include the following:

•	Significant underperformance relative to expected operating results;

•	Significant changes in the manner of use of assets or the strategy for our overall business;

•	Underutilization of our tangible assets;

•	Discontinuance of product lines by ourselves or our customers;

•	Significant negative industry or economic trends:

•	Significant decline in our stock price for a sustained period; and

•	Significant decline in our market capitalization relative to net book value.

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of December 31, 2006, future events could cause us to conclude otherwise.

Pursuant to SFAS No. 144, as a result of the merger with Identix and other events during the third quarter of 2006, the Company performed an impairment review of the carrying amounts of intangible assets and other assets. As a result, the Company recorded asset impairment expenses aggregating $17.4 million.

As a result of our acquisitions beginning in 2004, material amounts of goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to our merger with Identix and the acquisition of Iridian, the valuations are substantially complete. With respect to SpecTal, the valuation is preliminary and subject to adjustment based on additional analyses of values as additional information are obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

We follow SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We perform the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an assessment of the fair value of of the reporting units based on comparable companies using the guideline company method, the comparable transactions and the present value of future discounted cash flows, and comparing the results to the carrying amounts of the reporting units. Based upon these analyses, we have determined that the fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment as of October 31, 2006, the date of the annual impairment test.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of acquired businesses, our business plans for the acquired business or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

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

The estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment, which will require us to record an impairment charge in the period in which it is identified.

Revenue Recognition

Our revenue is derived primarily from sales to federal and state government customers, some of which are fulfilled through the delivery of consumables, hardware and software components, as well as providing software maintenance, technical support, training, installation, consulting and security services. Depending on the nature of the arrangements, revenue is recognized in accordance with Statement of Position No. 97-2 (‘‘SOP 97-2’’), Software Revenue Recognition, as amended, Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, and related interpretations, Statement of Position No. 81-1 (‘‘SOP 81-1’’) Accounting for Performance of Construction-Type and Certain Production Type Contracts, and Accounting Research Bulletin No. 43 (‘‘ARB 43’’), Government Contracts. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred — For products, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are performed.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Sale of stand alone hardware products including Live Scan equipment and related maintenance services

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Portable devices that provide iris and multi-modal identification and recognition;

•	Licenses of off-the-shelf versions of face and iris recognition software;

•	Stand alone sales of software including ABIS, AFIS, IBIS, BioLogon and software developer kits;

•	Services and software to scan, collect and transmit fingerprints for identity and background verification;

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support; and

•	Security consulting services and provided to the U.S. government agencies

Revenue on the transactions within the scope of SAB 104 is recognized upon transfer of title for product sales, and performance for services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Security, consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue from time and material and fixed price level effort contacts is recognized as the services are rendered. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor and on a net basis where we are the subcontractor. Expenses on all services are recognized when the costs are incurred. Our contractual arrangements generally do not provide for a right to return.

Revenue from hardware sales that require no installation, as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the machines generally does not remain our responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party to its ultimate customer. As a result, sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, we will be required to install our products on behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of product by the third party distributor is contingent upon successful installation of product.

With respect to stand-alone software sales and licenses, including software developer kits, revenue is recognized in accordance with SOP 97-2, as amended, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We recognize revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, vendor specified objective evidence (‘‘VSOE’’) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection fee is deemed probable.

In the event that a multiple element arrangement includes hardware, software and services and the software is more than incidental to the arrangement, but not essential to the functionality of the hardware, we apply the guidance of EITF No. 03-05, Applicability of the AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.

Many of our arrangements include multiple elements that are subject to provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements may include one ore more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of SOP 97-2 or SOP 81-1, we allocate value to each of the elements based on estimated relative fair value, if fair value exists for each element of the arrangement. For arrangements within the scope of SOP 97-2, which do not involve significant production, modification or customization of software or services that are considered essential to the functionality of software we allocate fair value based on VSOE of fair value, which is determined based on the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value exists for all undelivered elements, but does not exist for the delivered element, the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue of maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

When multiple-element arrangement otherwise within the scope of SOP 97-2 involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP 97-2 and SOP 81-1. When VSOE of fair value exists for the software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support on other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP 81-1. When VSOE of fair value is not available for such services the entire arrangement is accounted for under SOP 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software include:

•	Contracts for the production of drivers’ licenses and other identification credentials, which generally include multiple elements. Under these contracts, title to equipment and systems installed to produce the credentials does not pass to the customer and the first element consists of consumables, hardware, system design, implementation, training, consumables management, maintenance and support the accounting for which is described below. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP 81-1, and revenue is recognized on the percentage of completion method; and

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition systems for government agencies, law enforcement agencies and commercial businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for various deliverable under the contract. These contracts are accounted for as long-term contracts in accordance with SOP 97-2 and SOP 81-1, and revenue is recognized on a percentage of completion method.

We also utilize contract accounting for government contracts within the scope of ARB 43 and SOP 81-1.

We measure the percentage of completion using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services as defined by the contract. When milestone measures are used, revenue is recognized based on total milestones billable to the customer less revenue related to any future maintenance requirement. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state departments of motor vehicles, or similar agencies, will pay fixed price per credential produced utilizing equipment systems that we design, implement and support. The price includes charges for materials and the data that is stored on the credentials. Prices for these contracts vary depending on these things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of credentials to be produced;

•	Size of the database;

•	Cost of consumable materials expected to be used;

•	Level of post-installation involvement; and

•	Competitive environment.

Drivers’ licenses or credentials contracts or contract elements within such contracts generally require that we incur up front costs related to the software, hardware and other equipment. Such costs are capitalized and are depreciated over the contract term or life, beginning when the system goes into service. The delivery of the licenses or credentials typically also require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized as the licenses or credentials are produced. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, we recognize revenue when title is transferred.

Income Taxes

We have recorded net deferred tax assets of $75.7 million at December 31, 2006, including the tax benefits of net operating losses aggregating $308.5 million. As a result of cumulative losses, we have concluded that pursuant to SFAS No. 109, it is more likely than not that the deferred tax assets will not be realized and accordingly have provided a full valuation allowance. In addition the company has aggregrate tax deductible goodwill and intangible assets of approximately $180 million. Utilization of net operating loss carryforwards and future tax deductions is dependent upon achieving profitable results. Approximately $243.0 million of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analyses of past transactions. L-1 has not completed the analyses required to determine what portion, if any, of these carryforwards will have availability restricted. For federal income tax purposes, the Identix merger is accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards if Iridian and SecuriMetrics, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382.

The valuation allowance will be eliminated as the Company realizes pre-tax financial reporting income, adjusted for permanent differences. When it is no longer more likely than not that the tax benefits will not be realized, the entire valuation allowance will be reversed either as a benefit in the income statement or as a reduction of goodwill if the reversal of the valuation allowance is related to pre-acquisition net operating losses carryforwards.

We have provided an income tax provision for a deferred tax liability related to the amortization of tax deductible goodwill resulting from the acquisitions of Auto Test, Trans Digital Technologies, Inc., IBT and SpecTal. The resulting deferred tax liability cannot be used to reduce deferred tax assets in determining the required valuation allowance since the period over which the associated temporary differences will reverse is indefinite.

Stock-Based Compensation

On January 1, 2006, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’). SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS

No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statements of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123(R), and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock based compensation is recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006. For the year ended December 31, 2006, our loss from operations and net loss were increased by approximately $7.8 million for stock-based compensation expense related to adoption of SFAS No. 123(R).

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2006:

Year Ended December 31, 2006
Expected volatility	94%
Risk free interest rate	4.4%
Expected life of options	6.3 Years
Expected annual dividends	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Contingencies and Litigation

There are various lawsuits and claims pending against us incidental to our business. The final results of such suits and proceedings cannot be predicted with certainty. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Item 7A — Quantitative and Qualitative Disclosure About Market Risk

Since our January 2004 acquisition of ZN Vision Technologies, AG, our international operations’ results from transactions by our German operations have been denominated in euros. As of December 31, 2006, the cumulative gain from foreign currency translation adjustments was approximately $0.7 million. Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We mitigate exchange rate volatility, by purchasing local currencies pursuant to currency forward contracts. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations. None of the contracts were terminated prior to settlement. As of December 31, 2006, we had committed to foreign currency forward contracts to purchase approximately 200.8 million Japanese yen for approximately $1.7 million. The fair value of these contracts at December 31, 2006 was an unrealized loss of approximately $0.1 million. All of these contracts have since been settled. Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors.

Interest Rate Risk

At December 31, 2006, the Company had $80.0 million outstanding under variable rate long-term debt which is sensitive to interest rate risk. A 1% change in interest rates would increase or decrease interest expense by $0.8 million based on balances outstanding at December 31, 2006.

Forward-Looking statements

This annual report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934. These forward-looking statements are management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements are based on current expectation, estimates, and projections about the industry and markets in which we operate and statements may be made by or on our behalf. Words such as ‘‘should’’, ‘‘could’’, ‘‘may’’, ‘‘expect’’, ‘‘anticipate’’, ‘‘intend’’, ‘‘plan’’, ‘‘believe’’, ‘‘seek’’, ‘‘estimate’’, variations of such words and similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in under the heading ‘‘Risk Factors’’ that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements whether as a result of new information or otherwise. We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements are included in pages F-1 to F-39 of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheet of L-1 Identity Solutions, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R) ‘‘Shared-Based Payment.’’

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To L-1 Identity Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 (formerly Note 8), eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors. These lawsuits have been consolidated into one action. The amended consolidated complaint alleges violations of the federal securities laws arising out of purported misstatements and omissions in the Company’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to the reported material weaknesses in internal control over financial reporting, which allegedly artifically inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending itself and its officers and directors. If the Company is unsuccessful in defending itself in this litigation, these lawsuits could adversely affect its business, financial condition, results of operations and cash flows as a result of the damages that the Company would be required to pay. See Note 7 for further information.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 16, 2006

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Balance Sheets
(In thousands, except numbers of shares)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,993	$72,385
Accounts receivable, net	61,513	14,615
Inventory	10,967	4,903
Other current assets	4,529	948
Total current assets	82,002	92,851
Property and equipment, net	19,928	19,495
Goodwill	951,443	152,224
Intangible assets, net	170,098	27,287
Other assets, net	3,754	2,251
Total assets	$1,227,225	$294,108
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$54,807	$11,384
Current portion of deferred revenue	10,331	2,579
Other current liabilities	5,206	1,406
Total current liabilities	70,344	15,369
Deferred tax liability	4,394	1,964
Deferred revenue, net of current portion	3,734	1,712
Long-term debt	80,000	—
Other liabilities	1,668	403
Total liabilities	160,140	19,448
Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 72,418,498 and 28,951,415 shares issued and outstanding at December 31, 2006 and 2005, respectively	73	29
Additional paid-in capital	1,153,791	333,456
Accumulated deficit	(87,464)	(56,427)
Accumulated other comprehensive income (loss)	685	(2,398)
Total shareholders’ equity	1,067,085	274,660
Total liabilities and shareholders’ equity	$1,227,225	$294,108

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues:
Services	$46,968	$621	$—
Identity Solutions	117,418	65,603	67,466
Total revenues	164,386	66,224	67,466
Cost of revenues:
Services	36,433	482	—
Identity Solutions	63,235	42,074	45,224
Amortization of purchased intangible assets	13,861	5,012	3,580
Total cost of revenues	113,529	47,568	48,804
Gross profit	50,857	18,656	18,662
Operating expenses:
Sales and marketing	14,430	7,832	6,925
Research and development	11,589	4,618	3,837
General and administrative	29,953	12,068	9,779
Asset impairments and merger related expenses	22,767	—	2,000
Amortization of purchased intangible assets	401	681	153
Total operating expenses	79,140	25,199	22,694
Operating loss	(28,283)	(6,543)	(4,032)
Interest income	1,770	362	162
Interest expense	(1,598)	(159)	(1,933)
Other (expense) income, net	(122)	369	(235)
Loss before income taxes	(28,233)	(5,971)	(6,038)
Provision for income taxes	(2,804)	(1,382)	(959)
Net loss	$(31,037)	$(7,353)	$(6,997)
Basic and diluted net loss per share	$(0.71)	$(0.37)	$(0.45)
Weighted average basic and diluted common shares outstanding	43,823	19,630	15,466

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
Balance, January 1, 2004	$10	$76,075	$(42,077)	$—	$34,008
Exercise of employee stock options	—	2,276	—	—	2,276
Common stock issued for assets and directors’ fees	—	934	—	—	934
Common stock issued under employee stock purchase plan	—	55	—	—	55
Common stock issued for acquisitions	6	77,059	—	—	77,065
Stock option plans assumed	—	8,635	—	—	8,635
Private placement of common stock, net	—	1,707	—	—	1,707
Public offering of common stock, net	3	37,426	—	—	37,429
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(322)	(322)	$(322)
Net loss	—	—	(6,997)	—	(6,997)	(6,997)
Comprehensive loss	—	—	—	—	—	$(7,319)
Balance, December 31, 2004	19	204,167	(49,074)	(322)	154,790
Exercise of employee stock options	—	802	—	—	802
Common stock issued for directors’ fees	—	330	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	101
Common stock issued for acquisition	2	27,408	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	1,933
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(2,076)	(2,076)	$(2,076)
Net loss	—	—	(7,353)	—	(7,353)	(7,353)
Comprehensive loss	—	—	—	—	—	$(9,429)
Balance, December 31, 2005	29	333,456	(56,427)	(2,398)	274,660
Exercise of employee stock options	1	7,180	—	—	7,181
Common stock issued for directors’ fees	—	288	—	—	288
Common stock issued under employee stock purchase plan	—	53	—	—	53
Common stock issued for acquisition, net of issuing costs	43	769,931	—	—	769,974
Fair value of vested stock options and warrants assumed for acquisition	—	35,103	—	—	35,103
Retirement plan contributions paid in common stock	—	288	—	—	288
Stock based compensation expense	—	7,492	—	—	7,492
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	3,083	3,083	$3,083
Net loss	—	—	(31,037)	—	(31,037)	(31,037)
Comprehensive loss	—	—	—	—	—	$(27,954)
Balance, December 31, 2006	$73	$1,153,791	$(87,464)	$685	$1,067,085

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flow from Operating Activities:
Net loss	$(31,037)	$(7,353)	$(6,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,360	12,433	10,822
Asset impairments and in process research and development charge	17,395	—	2,000
Stock based compensation expense	7,780	330	333
Gain from sale of equipment	—	5	(24)
Deferred income taxes	2,430	1,105	859
Retirement plan contributions paid in common stock	288	—	—
Amortization of deferred financing costs	117	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,837)	2,951	(6,794)
Inventory	(393)	(1,487)	1,296
Other assets	(1,720)	1,557	(311)
Accounts payable and accrued expenses	14,466	(5,830)	1,234
Deferred revenue	712	334	1,717
Other liabilities	—	367	—
Net cash provided by operating activities	12,561	4,412	4,135
Cash Flow from Investing Activities:
Decrease in restricted cash	358	—	6,311
Cash paid for acquisitions, net of cash acquired	(154,683)	(38,678)	(14,248)
Capital expenditures	(6,823)	(4,435)	(2,555)
Additions to intangible assets	(1,280)	(279)	—
Proceeds from sale of equipment	—	500	—
Increase in other assets	—	—	(2,500)
Net cash used in investing activities	(162,428)	(42,892)	(12,992)
Cash Flow from Financing Activities:
Borrowings under revolving credit agreement – net	80,000	—	—
Proceeds from long-term debt	—	199	4,273
Financing costs	(2,612)	—	—
Payments on long-term debt	(309)	(260)	(17,690)
Payments on related party debt	—	—	(14,546)
Cost of issuance of common stock for acquisition	(2,012)	—	—
Proceeds of issuance of common stock and warrants	7,234	99,626	41,467
Net cash provided by financing activities	82,301	99,565	13,504
Effect of exchange rate changes on cash and cash equivalents	174	(9)	(4)
Net (decrease) increase in cash and cash equivalents	(67,392)	61,076	4,643
Cash and cash equivalents, beginning of year	72,385	11,309	6,666
Cash and cash equivalents, end of year	$4,993	$72,385	$11,309
Supplemental Cash Flow Information:
Cash paid for interest	$1,294	$73	$1,688
Cash paid for income taxes	507	114	104
Non-cash Transactions:
Patents acquired for common stock	—	—	$601
Common stock and warrants issued in connection with acquisitions	807,089	29,343	77,074

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Notes To Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) and its subsidiaries (‘‘L-1’’ or the ‘‘Company’’) provide a full range of identity protection and security solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification and border management and security. L-1 also provides comprehensive security solutions to the U.S. Government.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides biometric and identity solutions to federal, state and local government agencies, foreign governments and commercial entities. The Services segment provides fingerprinting services to federal and state governments and commercial enterprises, primarily financial institutions, as well as comprehensive security solutions to the U.S. intelligence community.

The Company has developed and acquired complimentary technologies and businesses that allow it to offer a full range of secure credentialing and biometric solutions, including facial, fingerprint and iris recognition solutions and technologies to customers, as well as provide security solutions to the U.S. Government.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of inter-company transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, valuation of goodwill and other intangible assets, revenue recognition, income taxes, litigation, and valuation of financial instruments, including warrants and stock options. Actual results could differ materially from those estimates.

Computation of Net Income (Loss) per Share

L-1 follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, Earnings Per Share, where basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share computation, except that the denominator is increased to include the number of additional dilutive additional shares that would have been outstanding if the potential dilutive common shares had been issued.

Basic and diluted earnings (loss) per share calculations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except per share data):

	2006	2005	2004
Net loss	$(31,037)	$(7,353)	$(6,997)
Weighted average common shares outstanding	43,823	19,630	15,466
Basic and diluted net loss per share	$(0.71)	$(0.37)	$(0.45)

The per share amounts do not reflect the impact of outstanding stock options and warrants of 5,828,270, 4,348,000, and 2,346,000 shares during the year ended December 31, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. The Identity Solutions revenue also includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting services and security consulting services. A customer, depending on its needs, may order hardware, equipment, consumables or software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

Revenue is recognized in accordance with Statement of Position (‘‘SOP’’) No. 97-2, Software Revenue Recognition,    Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition, Accounting Research Bulletin (‘‘ARB’’) 43, Government Contracts or Statement of Position (‘‘SOP ’’) No. 81-1, Accounting for Construction-Type and Certain Production-Type Contracts and their amendments and interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met;

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collection is probable

Transactions which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Printing system components and consumables including printers, secure coating ribbon, film, and other parts, primarily to federal government customers;

•	Licenses of off-the-shelf versions of face and iris recognition software;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification;

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support;

•	Portable devices that provide iris and face and finger print identification;

•	Stand alone sales of software and software developer kits; and

•	Security consulting services provided to U.S. Government agencies.

For transactions within the scope of SAB No. 104, revenue is generally recognized upon passage of title for product sales, and performance for services, provided the four revenue recognition criteria listed above are met. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the revenue is collected. Software maintenance, hardware replacement, technical support revenues are typically recognized ratably over the contract term, which approximates the timing of services rendered. Security consulting revenue earned under time and material and fixed price level of effort contracts is recognized as the services are rendered. Revenue from the collection and transmission of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency, and is recognized on a gross basis where it is the prime contractor, and on a net basis were it is the subcontractor. Expenses on all services are recognized when the costs are incurred.

Revenue related to stand alone hardware solutions sales that require no installation, as well as revenues related printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain the Company’s responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party and to its ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, the Company is required to install products on behalf of third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

Revenue from stand-alone software sales and licenses is recognized in accordance with SOP No. 97-2, as amended and interpreted The Company recognizes revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and the collection is probable.

In the event that a multiple element arrangement includes hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, the company applies the guidance of EITF 03-05, Applicability of AICPA Statement of Position No. 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, which allows the non-software elements and related services to be accounted for under SAB No. 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP No. 97-2.

Many of the Company’s arrangements include multiple elements for which it applies the provisions of the EITF 00-21. Such arrangements may include one or more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, software maintenance, hardware maintenance, hardware replacement, technical support services, training, installation and consulting services. For arrangements that include multiple elements that are not within the scope of SOP No. 97-2, the Company allocates value to each element based on the relative estimated fair value of each element, if fair value exists for each element. For arrangements within the scope of SOP No. 97-2, which do not involve significant modification or customization of the software or services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, based on vendor specific objective evidence (‘‘VSOE’’) of fair value, which is determined based on the prices charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If sufficient fair value exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value for each element. Under the residual method, each undelivered element is allocated value based on fair value for that element and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value does not exist for all undelivered elements, revenue is deferred until such time as fair value of undelivered elements is established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance support period

When multiple-element arrangements otherwise within the scope of SOP No. 97-2 involve significant production, modification or customization of the software, or involve services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP No. 97-2 and SOP No. 81-1. When VSOE of fair value exists for software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP No. 81-1. When VSOE fair value is not available for such services the entire arrangement is accounted for under SOP No. 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or services considered to be essential to the functionality of the software, include:

•	Contracts for the production of drivers’ licenses and other identification credentials generally include multiple elements. Under these contracts, title to equipment and systems installed to produce these credentials does not pass to the customer and the first element consists of consumables, hardware, system design, implementation, training, consumables management, maintenance and support and is accounted as described below. The second element consists of customized software which is accounted for as a long-term contract in accordance with SOP No. 97-2 and SOP No. 81-1, and;

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition solutions for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP No. 97-2 and SOP No. 81-1 and revenue is recognized under percentage of completion method.

In addition, the Company uses contract accounting for Government contracts within the scope of ARB No. 43 and SOP No. 81-1.

The Company measures the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services as defined by the contract. When milestone measures are used, revenue is recognized when performance of milestones is achieved and customer acceptance criteria have been met. The Company recognizes revenue based on the total milestones billable to the customer less revenue related to any future maintenance requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis using the direct labor dollars method. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The Company records costs and estimated earnings in excess of billings under these contracts as current assets.

Drivers’ licenses or credentials’ contracts or contract elements within such contracts generally require that we incur up front costs related to software, hardware and other equipment. Such costs are capitalized and are depreciated over the of the contract term life, beginning when the system goes into service. The delivery of credentials or licenses typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain equipment and provide support services. Costs related to customized software are capitalized during the period we are designing and installing the system and are amortized over the term of the contract beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized when the credentials are produced. If contractual arrangements include the sale of consumables on equipment whose title is transferred to the customer, the Company recognizes revenue when title is transferred.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2006 and 2005, the Company’s cash equivalents consisted of money market accounts and overnight investments with banks.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable and accounts payable approximate their fair values. The carrying amount of long-term debt approximates fair value since the long-term debt bears interest at variable rates.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash equivalents and accounts receivable. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments. The majority of the Company’s cash and cash equivalents are held at one financial institution.

Accounts receivable include amounts by geographically dispersed customers. No collateral is required. Accounts receivable are not sold or factored. Accounts receivable are principally due from government agencies and contractors to government agencies. Billings rendered in connection with work performed are in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided.

For the year ended December 31, 2006, three Federal government agencies accounted for 31.0% of consolidated revenue and the accounts receivable balance from these customers was approximately $23.8 million. For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of consolidated revenue and the accounts receivable balance from this customer was approximately $4.4 million. For the year ended December 31, 2004, Telos Corporation (U.S. Department of Defense) accounted for 15.0% of consolidated revenue and the U.S. Department of State accounted for 16.0% of consolidated revenue.

Inventory and Suppliers

Inventory is stated at the lower of cost or market. L-1 uses the first-in, first-out method to determine costs of inventory. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items and records the resulting write-downs to cost of revenues. L-1 obtains certain products and services from a limited group of suppliers and contract manufacturers. Reliance on these suppliers and contract manufacturers involves significant risks, including reduced control over quality and delivery schedules. Any financial instability of these manufacturers or contractors could result in the Company having to find new suppliers. Due to this reliance, L-1 may experience delays in manufacturing and shipping products and providing services to customers if it loses these sources or if supplies or services from these sources are delayed. As a result, the Company may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. Furthermore, the Company does not carry significant inventory of the products it purchases, and it has no guaranteed supply arrangements with its vendors. A loss of a significant supplier could delay sales and increase the Company’s costs.

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases or in acquisitions. Depreciation and amortization are calculated using the straight-line methods over the estimated useful lives of the related assets, typically 3 to 5 years.

System assets included in connection with drivers’ license contracts are depreciated over the lesser of the useful life or related contract terms using the straight-line method beginning when the system goes into service. The straight line method approximates the ratio that current gross revenues for the contract bear to the total of current and anticipated future gross revenues for that contract in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

Intangible Assets

Intangible assets primarily consist of completed technology, trade names, customer contracts relationships and other assets primarily arising from the acquisition of businesses or business assets. These intangible assets are primarily amortized using the straight-line method over their estimated useful lives of 5 to 17 years. The acquired customer contracts and relationships attributable to certain acquisitions are being amortized on an accelerated basis consistent with the timing of expected cash flows of the related assets.

Goodwill

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the fair market value of the reporting units, which is determined by considering market comparable companies using the guideline company method, market transactions and future discounted cash flows. Based upon these tests, L-1 determined the fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment at October 31, 2006, the date of the annual goodwill impairment test.

Long Lived Assets

The Company evaluates long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. L-1 records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. During 2006 the Company determined that there had been impairments of system assets and intangible assets. See Note 14.

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company received funding under time and materials contracts to perform services for conceptual formulation, design or testing of possible product or process alternatives, which it recorded as an operating expense offset under the requirements of SFAS No. 68, Research and Development Arrangements. The Company received funding of $0.4 million, $0.6 million and $0.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. The government generally obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its own research and development efforts.

In addition, the Company has time and materials research and development contracts that meet the criteria for revenue recognition. The Company recognized revenue of $0.5 million, $1.0 million and $1.0 million related to these contracts during the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Amortization of deferred financing costs was $0.1 million during the year ended December 31, 2006.

Software Costs

The Company reviews software development costs incurred in accordance with the provisions of SFAS No. 86, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. For the years ended December 31, 2006 and 2005, the Company capitalized $0.9 million and $0.2 million, respectively, in software development costs, which is being amortized over three years. L-1 recorded amortization expense of $0.1 million, $0.1 million and $0.1 million related to these assets during the years ended December 31, 2006, 2005 and 2004, respectively.

Costs related to software developed for internal use are expensed as incurred until the application development stage has been reached pursuant to the provisions of SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs for externally purchased software are capitalized and depreciated over their estimated useful life not to exceed five years.

Warranty

The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience. See Note 4.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Based on historical losses incurred, the Company has determined that pursuant to the requirements of SFAS No. 109, it is more likely than not that deferred tax assets will not be realized and has provided a full valuation allowance. The provision for income taxes represents the increase in the valuation allowance attributable to the deferred tax credits resulting from the amortization of tax deductible goodwill for which the period over which the related temporary difference will reverse is indefinite.

The Company has net operating losses carryforwards that can be used to reduce future taxable income. The reversal of the valuation allowances related to the utilization of these carryforwards will be recorded in income or as a reduction of goodwill depending on the source of the carryforwards utilized.

Foreign Currency Translation and Transactions

Assets and liabilities of L-1’s operations in Germany are denominated in Euros and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income or loss as a separate component in shareholders’ equity.

In 2005, the Company began to utilize foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in earnings. None of the contracts were terminated prior to settlement. Other (expense) income, net included approximately a loss of $0.1 million and a gain of $0.4 million for the years ended December 31, 2006 and 2005, respectively, and was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases made in those years.

Stock-Based Compensation

On January 1, 2006, L-1 adopted SFAS No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method, pursuant to which the Company recognized compensation expense for restricted stock awards and directors’ fees paid in common stock but did not recognize compensation cost for employee stock options whose exercise price was equal to the fair value of the Company’s common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. The Company chose the modified prospective transition methodology and, accordingly, has not restated the results of operations of prior years. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The estimated fair value of non-vested stock awards was determined on the date of the grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123. L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The modified prospective method of transition requires compensation expense related to share based payments to be recognized beginning on the adoption date over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2006:

Year Ended December 31, 2006
Expected volatility	94%
Risk free interest rate	4.4%
Expected life of options	6.3 Years
Expected annual dividends	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense for 2006 was $7.8 million, and includes $0.6 million related to restricted stock compensation expense. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the consolidated statement of operations for 2006 and did not capitalize any such costs. The following table presents stock-based compensation expense included in the consolidated statement of operations (in thousands):

Year Ended December 31, 2006
Cost of revenues	$553
Research and development	766
Sales and marketing	752
General and administrative	2,484
Merger related expenses	3,225
Stock-based compensation expense	$7,780

The Company had previously adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based awards. A reconciliation of net loss as reported to pro forma net loss and a presentation of per share amounts follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(7,353)	$(6,997)
Add: stock based employee compensation expense included in reported net loss	34	21
Deduct: stock-based compensation expense determined using fair value based method for all awards	(2,538)	(3,360)
Net loss, pro forma	$(9,857)	$(10,336)
Net loss per share:
Basic and diluted, as reported	$(0.37)	$(0.45)
Basic and diluted, pro forma	$(0.50)	$(0.67)

Advertising Costs

Advertising costs are charged to expense as incurred and consist of the costs of producing advertising and sales-related collateral materials. Advertising expense for the years ended December 31, 2006, 2005 and 2004 were $0.4 million, $0.1 million and $0.1 million, respectively.

Reclassification

During the year ended December 31, 2006, the Company began classifying amortization expense related to the acquired technology intangible assets in cost of revenues in accordance with SFAS No. 86. For the years ended December 31, 2005 and 2004, the Company reclassified amortization expense of $1.4 million and $0.7 million, respectively, from operating expenses to cost of revenues. There were no changes to operating loss or net loss per share as a result of this reclassification.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods and transition. The Company is currently analyzing the provisions of FIN 48 and does not believe adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB No. 108 is applied. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and was adopted by the Company on December 31, 2006. The adoption of SAB No. 108 had no impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company will be as of the beginning of 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

3.    RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (‘‘Aston’’), an affiliate of L-1 Investment Partners LLC, Lau Technologies (‘‘Lau’’), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, and Mr. Buddy Beck, also a member of the board of directors of the Company beneficially own approximately 10.5%, 3%, and 3%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of July 10, 2012 or commencement of full time employment elsewhere. During the years ended December 31, 2006, 2005 and 2004, $0.2 million each year paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements.

In May 2003, the Company entered into a loan agreement with Lau which provided for four term notes aggregating $7.3 million, but not to exceed an outstanding principal balance of $7.0 million at any point in time. The obligations under this loan agreement were paid in full during 2004 and the agreement terminated. Interest expense related to these term notes was $0.3 million for the year ended December 31, 2004.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $0.1 million for each of the years ended December 31, 2006, 2005 and 2004.

Under a consulting agreement which expired in April 2006, Mr. Beck received annual compensation of $0.3 million. For the years ended December 31, 2006, 2005 and 2004, $0.1 million,

$0.3 million and $0.2 million was paid to Mr. Beck for these services. At December 31, 2006, there was no outstanding balance owed to Mr. Beck.

In connection with the merger of Identix Incorporated and the acquisition of SecuriMetrics, Inc. in 2006, the Company paid L-1 Investment Partners LLC a one time fee of $2.5 million for professional services related to these transactions. Approximately $2.0 million and $0.5 million of this fee have been included in the cost of the acquisitions of Identix and SecuriMetrics, respectively.

In connection with the merger with Identix, Aston and L-1 have agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

In connection with the relocation of the corporate headquarters of L-1 in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, L-1 entered into a sublease with L-1 Investment Partners LLC under which L-1 is obligated to pay the rent and other costs payable by L-1 Investment Partners LLC to the landlord. The Company paid $0.1 million during 2006.

In 2006 L-1 entered into an agreement with Bear Stearns Companies, Inc. (‘‘Bear Stearns’’) pursuant to which Bear Stearns provided financial advisory services related to the Identix merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is a partner and senior investment banker at Bear Stearns involved with the engagement and an employee of Bear Stearns has a personal investment in Aston representing less than 0.5% of Aston’s equity. Pursuant to the letter agreement, Bear Stearns was paid a fee of $2.5 million in connection with the Identix merger, including expense reimbursements, and has the exclusive rights to act as underwriter, placement agent and/or financial advisor to L-1 with respect to certain financings and other corporate transactions until August 2008. L-1 waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

The Company has employment and non-competition agreements with all of its executive officers. Such agreements provide for employment and related compensation and restrict the individuals from competing with the Company. The agreements also provide for the grant of stock options under the Company’s stock option plans and for severance upon termination under circumstances defined in such agreements.

As a condition to the closing of the Identix merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibited L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Mr. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve (12) month period following the expiration of the term of Mr. LaPenta’s employment agreement.

In connection with the acquisition of Integrated Biometric Technology, Inc. (‘‘IBT’’) in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 160,000 will vest upon IBT meeting specified a level of operating performance.

In December 2005, Aston, completed a $100 million investment in and became the beneficial owner of more than 5% of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share. Following the consummation of the Aston investment, Mr. Robert LaPenta, the founder and chief executive officer of L-1 Investment Partners LLC, became the chairman of the Company’s board of directors.

The directors of L-1 and the retired directors of Identix and Viisage received the following compensation in connection with the merger with Identix (See Note 14):

•	Each independent Identix board member received a one-time cash payment of $25,000 at the closing of the merger;

•	The three independent Identix directors who were members of the special sub-committee related to the merger each received a one-time cash payment of $25,000 in lieu of board fees and 9,000 shares of L-1 restricted stock at the closing of the merger;

•	Identix independent board members who did not continue as directors of L-1 retired from the Identix board at the closing of the proposed merger and received (i) two years to exercise vested options, and (ii) one-time cash payment of $100,000 at the closing of the merger. These directors also entered into one-year consulting agreements with L-1, pursuant to which they will each receive a fee of $30,000;

•	Viisage’s independent board members who did not continue as directors of L-1 retired from the Viisage board at the closing of the proposed merger and received (i) two years to exercise vested options, and (ii) one-time cash payment of $100,000 at the closing of the merger;

•	the continuing independent Viisage directors were granted an aggregate number of 80,000 fully vested stock options at the closing of the merger;

In December 2006, L-1 granted 25,000 stock options to each of four new directors at an exercise price that was below market value at the date of grant as determined pursuant to SFAS No. 123(R). These grants vest over 4 years.

4.    ADDITIONAL FINANCIAL INFORMATION

Property and equipment

Property and equipment comprises of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,		Weighted Average Useful Life
	2006	2005
System assets – capital leases	$193	$151	3-5 years
System assets	48,244	54,407	5 years
Computer and office equipment	4,377	5,882	3-5 years
Software	1,994	—	2 years
Machinery and equipment	678	—	2 years
Leasehold improvements	423	199	5 years
Other- including tooling and demo equipment	2,595	—	3 years
	58,504	60,639
Less, accumulated depreciation	38,576	41,144
	$19,928	$19,495

Depreciation expense on property and equipment for the years ended December 31, 2006, 2005 and 2004 was $8.5 million, $6.3 million and $6.6 million, respectively.

Inventory

Inventory comprises the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Purchased parts and materials	$8,482	$2,951
Work in progress	209	—
Finished goods	2,276	1,952
Inventory	$10,967	$4,903

Approximately $3.2 million and $3.2 million of inventory at December 31, 2006 and 2005 is held at customer sites.

Goodwill

Goodwill comprises the following for the years ended December 31, 2006 and 2005 (in thousands):

	Identity Solutions	Services	Total
Balance, January 1, 2005	$93,507	$—	$93,507
IBT acquisition	—	58,371	58,371
Other	346	—	346
Balance, December 31, 2005	93,853	58,371	152,224
Identix merger	659,550	—	659,550
Iridian acquisition	28,126	—	28,126
SecuriMetrics acquisition	29,294	—	29,294
SpecTal acquisition	—	78,994	78,994
Other	2,612	643	3,255
Balance, December 31, 2006	$813,435	$138,008	$951,443

Goodwill of $155.5 million is deductible for income tax purposes.

Intangible assets

Intangible assets comprise the following as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Completed technology	$124,452	$(7,462)	$12,164	$(2,040)
Core technology	5,500	(785)	—	—
Trade names and trademarks	25,600	(557)	—	—
Customer contracts and relationships	31,692	(9,785)	20,789	(6,562)
Other items	2,103	(660)	5,155	(2,219)
	$189,347	$(19,249)	$38,108	$(10,821)

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004, was $14.3 million, $6.1 million and $4.3 million, respectively. Amortization for the subsequent five years and thereafter is as follows: $27.6 million, $25.8 million, $21.2 million, $19.3 million, $18.4 million and $57.8 million, respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses comprise the following as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Accounts payable	$15,403	$8,822
Accrued compensation	11,338	848
Accrued vacation	3,704	720
Accrued subcontractor cost	6,143	—
Accrued professional services	5,804	148
Accrued retirement contributions	3,354	248
Other	9,061	598
	$54,807	$11,384

Warranty reserves

The activity in the warranty reserves for the year ended December 31, 2006 comprises the following (in thousands):

Balance, January 1, 2006	$34
Warranty reserves assumed through acquisitions	1,445
Provisions	787
Charges	(606)
Balance, December 31, 2006	$1,660

Warranty reserves were not material prior to 2006.

Accounts receivable reserves

The activity in the accounts receivable reserves for the year ended December 31, 2006 comprises the following (in thousands):

Balance, January 1, 2006	$1
Provisions	682
Write offs	—
Balance, December 31, 2006	$683

Accounts receivable reserves were not material prior to 2006.

Identity Solutions revenues

The following provides details of the products and services provided as an integral part of our Identity Solutions’ revenues for the year ended December 31, 2006 (in thousands):

For the Year Ended December 31, 2006
Drivers’ licenses	$31,920
Hardware	36,769
Consumables and components	19,310
Software	6,600
Maintenance	9,304
Other	13,515
Total Identity Solutions revenues	$117,418

5.    LONG-TERM DEBT

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale, and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank . The Agreement provides for a revolving credit facility of up to $150 million, with the potential for up to $50 million in additional borrowings. To borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25 million of the total facility amount may be used for the issuance of letters of credit. As of December 31, 2006, the outstanding balance was $80 million. After considering $2.5 million of estimated stand by letters of credit issued by the lenders, the amount available for borrowings is $67.5 million at December 31, 2006.

    Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, the Company must pay a commitment fee of 0.375% per annum on such unutilized amounts. In October 2006, the Company borrowed $105 million under the Agreement, the proceeds of which were used to fund the acquisition of SpecTal, LLC. The interest rate on outstanding debt under the Agreement was 7.1% at December 31, 2006.

In accordance with the Agreement, borrowings are collateralized by all assets of the Company. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At December 31, 2006 the ratio was approximately 6.40:1.00.

•	As of the end of any fiscal quarter, the ratio of the consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 31, 2006, March 31, 2007 and June 30, 2007, (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and June 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At December 31, 2006 the ratio was approximately 2.00:1.00.

Under the terms of the Agreement, the Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and a future parent holding company of the Company may incur an additional $200 million of unsecured subordinated indebtedness. Among other restrictions, the Agreement limits the Company’s ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300.0 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other terms in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. As of December 31, 2006, the Company was in compliance with the financial covenants of the Agreement.

In 2005, the Company entered into a Loan and Security Agreement (the ‘‘Loan Agreement’’) with Citizens Bank of Massachusetts, and subsequently amended the Loan Agreement at various dates. As of December 31, 2005, there were no borrowings outstanding under the Loan Agreement. Borrowings were collateralized by the inventory, accounts receivable, equipment and other business assets (excluding intellectual property) of the Company. As of December 31, 2005, L-1 was in compliance with the financial covenants of the Loan Agreement. During 2006, the Loan Agreement was terminated.

The Company has entered into arrangements for an aggregate of approximately $1.5 million of equipment financing with three of its suppliers. These project leasing arrangements are accounted for as capital leases. There are no financial covenants associated with these leasing arrangements. The fixed interest rates on these capital leases range between 6% and 8%. The terms of these leases range from 12 months to 60 months. In June 2005, the Company entered into an arrangement for financing of database licenses with another vendor. As of December 31, 2006, L-1 had outstanding approximately $0.5 million including interest of $0.1 million, under these arrangements of which $0.3 million is due in 2007 and $0.2 million is due in 2008.

6.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under non-cancelable operating leases. Rental expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $2.2 million, $0.8 million and $1.2 million, respectively.

At December 31, 2006, approximate future minimum rentals under the operating leases, are as follows (in thousands):

Operating Leases
Year Ending December 31,
2007	$3,621
2008	2,905
2009	1,766
2010	1,323
2011	994
Thereafter	3,148
$13,757

Foreign Currency Contracts

As of December 31, 2006, the Company had committed to four foreign currency forward contracts to purchase approximately 200.8 million Japanese Yen for approximately $1.7 million. The fair value of these contracts at December 31, 2006, which was charged to operations, was an unrealized loss of approximately $0.1 million.

Employment Agreements

The Company has employment agreements with certain individuals that provide for up to two years of severance payments as a result of early termination without cause. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

7.    LITIGATION

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against Viisage Technology, Inc. (now L-1 Identity Solutions, Inc.), Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of L-1. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint, which was filed in February 2006, alleges violations of the federal securities laws by L-1 and certain officers and directors arising out of purported misstatements and omissions in L-1’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to L-1’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. The Company is not able to estimate the amount of the loss allegedly suffered by members of the putative class or the amount of legal costs and internal efforts associated with defending the Company and officers and directors. The Company believes that the allegations and claims made in this lawsuit are without merit and the Company intends to defend the action vigorously. In April 2006, the Company filed a motion to dismiss this case. The Company’s insurance carrier is currently paying defense costs of the Company and the individual defendants. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. Based on all facts and circumstances, including available insurance policies, management believes that it is unlikely that the eventual resolution of the litigation will have a material adverse effect on its consolidated financial statements.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming L-1 as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to L-1 generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by L-1’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company has filed a motion to dismiss the federal court action.

From time to time in the ordinary course of business, the Company is involved in disputes with third parties, including former employees of the Company. Identix Incorporated (‘‘Identix’’), a wholly owned subsidiary of the Company, is a defendant in one lawsuit filed by a former employee of Identix in the Fresno County Superior Court of California alleging, among other things, wrongful discharge. L-1 believes the claims are without merit and is vigorously defending the lawsuit. In a separate dispute, in June 2006 another former employee of Identix filed a lawsuit in the U.S. District Court for the Central District of California alleging, among other things, unlawful wage rate discrimination based on gender. The employee had previously initiated an arbitration proceeding in California containing the same allegations. The former employee of Identix filed the lawsuit after Identix prevailed in its declaratory judgment action in federal court in Minnesota in April 2006 when the court enjoined the plaintiff from further prosecuting plaintiff’s arbitration proceeding in California and further ordered plaintiff to arbitrate their dispute in Minnesota in accordance with the terms of plaintiff’s sales commission agreement with the Company. L-1 believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit and the pending arbitration proceeding.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean Corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc. (‘‘Iridian’’), a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. LG has also sought leave to amend its complaint to add antitrust claims against Iridian for attempted monopolization. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, the parties have not completed discovery and accordingly, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In September 2006, L-1 received a notice of a claim from a former employee and consultant of Iridian alleging that Iridian owes such individual $2.0 million pursuant to a consulting agreement entered into between Iridian and the individual in 1997. In January 2007, Iridian entered into a full and final settlement and release agreement with such individual pursuant to which the individual withdrew and forever waived and released his claims. Payment to such individual under the settlement and release agreement was substantially offset by funds received by L-1 from the indemnification escrow account established as part of L-1’s acquisition of Iridian.

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (‘‘BIS’’) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. A subsequent report was made to BIS in February 2007. While the review of the independent expert is continuing, and while monetary penalties arising out of these inadvertent discrepancies are a possible result of these discrepancies, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on its consolidated financial statements.

8.    RETIREMENT BENEFITS

The Company established the L-1 401(k) plan on January 1, 2003. Participants are fully vested in their contributions and vest 25% per year in L-1’s contributions. Company also has assumed two other plans from it acquisitions in 2006 which have not been merged into the L-1 401(k) plan as of December 31, 2006. Company contributions on one of the assumed plans vests 20% annually over a five year period. On the other plan, company contributions vest immediately. The plans permits pretax contributions by participants of up to the annual Internal Revenue Service dollar limit. The Company may make discretionary contributions to the plans, subject to certain limitations. The costs for these plans were approximately $1.0 million, $0.2 million and zero for the years ended December 31, 2006, 2005, and 2004, respectively.

9.    INCOME TAXES

The deferred income tax provision in 2006, 2005, and 2004 includes approximately $2.4 million, $1.1 million, and $0.9 million, respectively, to record the deferred tax liability related to amortization of tax deductible goodwill for which the period over which the related timing difference will reverse is indefinite. These deferred tax liabilities cannot be used to offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. State income tax expense for the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $0.3 million and $0.1 million, respectively.

A reconciliation of the federal statutory rate to L-1’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal benefit statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(2.7)	(4.6)	(6.0)
Permanent items	4.6	2.3	—
Foreign rate differential	(1.0)	—	—
Valuation allowance	43.0	59.4	55.9
Effective tax rate	9.9%	23.1%	15.9%

The components of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$115,230	$21,786
Property and equipment depreciation	(2,490)	(4,483)
Intangible asset amortization	(47,817)	2,672
Accruals and other reserves	11,275	536
Tax deductible goodwill amortization	(4,394)	(1,964)
Tax credits	3,876	1,449
Net deferred tax asset before valuation allowance	75,680	19,996
Valuation allowance	(80,074)	(21,960)
Net deferred tax liability	$(4,394)	$(1,964)

As a result of cumulative losses, the Company concluded that, pursuant to SFAS No. 109, it is more likely than not the deferred tax assets will not be realized and accordingly has provided a full valuation allowance.

At December 31, 2006, the Company has available net operating loss carryforwards for federal tax purposes of approximately $308.6 million which may be used to reduce future taxable income. Approximately $243.0 million of these carryforwards are subject to limitation pursuant to the change in control provisions of Section 382 of the Internal Revenue Code. The Company has made a preliminary analysis of these limitations and recorded deferred tax assets only to the extent these net operating loss carryforwards are expected to be realized during the carryforward period. These carryforwards expire from 2007 through 2026 and are subject to review and possible adjustment by the Internal Revenue Service.

10.    STOCK OPTIONS

Stock Based Compensation

L-1 has the following stock based incentive plans. The 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan (the ‘‘Option Plans’’) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the ‘‘2005 Plan’’), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to officers and employees generally vest over four years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant.

In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors’ Plan to compensate non-employee members of the Board of Directors. The number of shares that may be issued under the plan shall not exceed, in the aggregate, 320,000 shares of L-1 common stock. This plan allows directors to elect to receive their board compensation in cash or stock.

As of December 31, 2006 the Company has reserved 2,000,000 shares of common stock for issuance under the 2005 Plan, of which 858,977 shares are available for future grants. Both the 1996 Management Stock Option Plan and the 1996 Director Stock Option Plan expired and no new shares are available to grant from these plans.

Assumed Plans

In connection with the ZN Vision Technologies AG (‘‘ZN’’) acquisition on January 23, 2004, the Company assumed ZN’s Employee Share Option Plan and accordingly has reserved 455,446 shares of L-1 common stock for issuance upon exercise of outstanding options held by participants in this plan. As of December 31, 2006, 404,439 shares remain reserved. The options under this plan were fully vested prior to the consummation of the acquisition.

As part of the Imaging Automation, Inc. (‘‘iA’’) acquisition on October 5, 2004, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction and, accordingly, the Company has reserved 15,314 shares of L-1 common stock for issuance to the plans’ participants.

In connection with the merger with Identix in 2006, the Company assumed all of the then outstanding options granted under the Identix Incorporated 2002 Equity Incentive Plan (the ‘‘2002 Plan’’), the Identix Incorporated New Employee Stock Incentive Plan, the Identix Incorporated Non-Employee Directors Stock Option Plan, the Identix Incorporated Equity Incentive Plan, the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan to purchase an aggregate 6,361,228 shares of common stock of Identix, which, based on the exchange ratio of 0.473, were exchanged into an aggregate of 3,008,861 shares of common stock of the Company. The Company reserved 3,008,861 shares of L-1 common stock for issuance upon exercise of outstanding options under the Identix plans. The Company has granted an additional 1,056,000 from the 2002 Plan after the merger and as of December 31, 2006, 1,713,391 remain available for future grants. The 2002 Plan will expire in 2012 and provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to L-1 eligible employees, and non-employee directors and consultants. Options generally vest on an annual basis over a period of four years.

Options granted under the Identix Incorporated New Employee Stock Incentive Plan, which will expire in 2010, generally vest on an annual basis over a period of four years. As of December 31, 2006, 742,596 shares of L-1 common stock were reserved for issuance, under the plan.

Options granted under the Identix Non-Employee Directors Stock Award Plan vest over one year. As of December 31, 2006, 361,845 shares of L-1 common stock were reserved for issuance under this plan.

Options granted under Identix Equity Incentive Plan generally vest over a four year period. As of December 31, 2006, 931,657 shares of L-1 common stock were reserved for issuances and 822,828 are available for future grants pursuant to outstanding options under this plan.

In connection with the Identix acquisition of Visionics Corporation, Identix assumed the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan (the ‘‘Visionics Plans’’) in June 2002. The Company assumed the Visionics Plans in connection with the Identix merger. As of December 31, 2006, 515,916 shares of L-1 common stock were reserved for issuance pursuant to options outstanding under the Visionics Plans. No shares are available for future grants under these plans.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2006 through December 31, 2006:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,296,022	$9.97
Assumed in connection with Identix merger	3,008,861	13.26
Granted	2,123,500	15.27
Exercised	(772,585)	10.47
Canceled/expired/forfeited	(285,747)	16.10
Outstanding at December 31, 2006	6,370,051	$12.96	6.93	$19,487,975
Vested or expected to vest at December 31, 2006(1)	4,815,759	$9.99	5.24	$14,732,909
Exercisable at December 31, 2006	3,847,649	$12.04	5.38	$17,465,461

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/06	Weighted Average Exercise Price
$ 0.03 – $ 6.30	647,259	5.53	$0.97	647,259	$0.96
6.89 – 10.02	688,343	5.70	7.29	569,036	7.23
10.04 – 11.43	677,597	6.46	11.04	557,629	11.00
11.45 – 13.09	803,800	6.27	12.46	786,300	12.45
13.32 – 14.33	314,719	6.37	13.94	214,719	13.93
14.55 – 14.55	1,170,000	9.66	14.55	—	—
14.60 – 16.43	1,109,666	8.31	15.88	446,145	15.34
16.55 – 20.78	644,814	6.05	18.44	312,708	18.69
20.88 – 58.25	313,843	2.61	28.69	313,843	28.69
59.37 – 59.37	10	7.76	59.38	10	59.37
Totals	6,370,051	6.93	$12.96	3,847,649	$12.04

The aggregate unearned compensation cost of unvested options outstanding as of December 31, 2006 was $24.6 million and will be amortized over a weighted average period of 3.4 years.

The total intrinsic value of options exercised in the years ended December 31, 2006, 2005, and 2004 was $3.7 million, $1.4 million, and $2.6 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

Cash received from stock option exercises and purchases of shares under the employee purchase plan was $7.2 million, $0.9 million and $2.3 million in the years ended December 31, 2006, 2005, and 2004, respectively.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected annual dividends(1)	—%	—%	—%
Risk free interest rate(2)	4.4%	4.3%	4.3%
Expected volatility(3)	94%	110%	85%
Expected life (in years)(4)	6.3	6.3	10
Fair value of options	$12.66	$12.07	$14.28

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on historical volatility.

(4)	The expected life of stock options granted under the plans is based on an average life of 6.3 years.

The recognition of a tax benefit related to the exercise of stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

Restricted Shares

L-1 had 20,723 non-vested restricted shares issued to employees outstanding at December 31, 2006, all of which were granted in 2005. These shares vest ratably over a four-year period and had an aggregate grant date fair value of approximately $0.1 million. In August 2006, in conjunction with the merger with Identix, 27,000 fully vested shares were granted to Identix’ board members that became L-1 board members, which resulted in recording compensation expense of approximately $0.4 million. The total unrecognized compensation cost related to non-vested restricted shares was approximately $0.1 million at December 31, 2006.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 136,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower 85% of the closing price on the first or last day of periods defined by the plan. In 2006, the remaining 15,633 shares were issued and the plan was exhausted. In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which will make available 500,000 new shares for future issuance. No shares in 2006 were issued from this plan.

11.    SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company follows SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Effective with the acquisition of Integrated Biometric Technology (‘‘IBT’’) in December 2005, the Company’s business operates in two business segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment enables governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to US Government agencies.

During the year ended December 31, 2004, the Company operated solely in the Identity Solutions segment, therefore, all revenues and the operating loss were generated from this segment.

Operating results by segment for the year ended December 31, 2006 are as follows (in thousands):

	Revenue	Operating Income (Loss)	Total Assets
Segment:
Identity Solutions	$117,418	$(25,075)	$1,038,225
Services	46,968	1,396	183,352
Corporate	—	(4,604)	5,648
Totals	$164,386	$(28,283)	$1,227,225

Corporate assets consist of primarily of cash and cash equivalents and deferred financing costs. Included in the Identity Solutions segment are asset impairments and merger related costs of $21.6 million. Corporate costs include merger related costs of $1.1 million.

Operating results by segment for the year ended December 31, 2005 are as follows (in thousands):

	Revenue	Operating Income (Loss)	Total Assets
Segment:
Identity Solutions	$65,603	$(6,558)	$226,827
Services	621	15	67,281
Corporate	—	—	—
Totals	$66,224	$(6,543)	$294,108

Prior to 2006, the corporate office was responsible for and was integrated with the sole reportable segment of the Company; accordingly corporate results and asset were included in the Identity Solutions segment.

Revenues by market for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
State and Local	$69,532	$37,683	$40,916
Federal	89,640	25,300	25,760
Commercial/Emerging Markets	5,214	3,241	790
	$164,386	$66,224	$67,466

The Company’s operations outside the United States include a wholly-owned subsidiary in Bochum, Germany. Revenues are attributed to each region based on the location of the customer. Revenues in North America are primarily composed of revenues from customers in the United States. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	2006	2005	2004
Revenues:
United States	$149,792	$60,267	$65,023
Rest of World	14,594	5,957	2,443
	$164,386	$66,224	$67,466
Total Assets:
United States	$1,211,386	$266,002	$147,204
Rest of World	15,839	28,106	28,425
	$1,227,225	$294,108	$175,629

For the years ended December 31, 2006, 2005 and 2004, $14.6 million, $6.0 million and $2.4 million was earned from export sales, respectively. The Company did not have significant international sales to individual countries in any year presented.

12.    ACQUISITIONS

On February 22, 2007, the Company consummated the acquisition of ComnetiX Inc. (‘‘ComnetiX’’), for approximately $17.8 million in cash. ComnetiX offers biometric identification solutions for use in areas such as applicant screening, financial services, health care, transportation, airlines and airports, casinos and gaming, and energy and utilities. ComnetiX is also a leading applicant fingerprinting services company in Canada, with a chain of ten offices. In addition, ComnetiX has established more than 40 applicant fingerprinting services locations throughout the United States.

The results of operations of all acquisitions described below have been included in the consolidated financial statements from their respective dates of acquisition.

2007 Acquisition

SpecTal, LLC

On October 19, 2006, the Company acquired privately-held SpecTal, LLC, (‘‘SpecTal’’) which provides comprehensive security and intelligence solutions, specializing in government consulting, training, and technology development. Under the terms of the definitive agreement with SpecTal, the Company paid SpecTal shareholders $102.7 million in cash, including $2.7 million of transaction costs, of which $5.0 million was placed in escrow. SpecTal shareholders may receive additional consideration of up to $9.9 million if specified performance thresholds are met through 2009. The acquisition of SpecTal was funded by bank debt.

The Company acquired SpecTal for its strong cash flows, the qualifications of its work force and its relationship with its customers, which are primarily comprised of U.S. Government agencies.

The aggregate purchase price of SpecTal was as follows (in thousands):

Cash paid	$100,000
Direct acquisition costs	2,680
Total purchase price	$102,680

The purchase price was preliminarily allocated to the fair values of the assets and liabilities as follows (in thousands):

Current assets	$12,769
Other assets	181
Current liabilities	(7,464)
Intangible assets	18,200
Goodwill	78,994
$102,680

The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operation. All of the goodwill is deductible for income tax purposes.

2006 Acquisitions

Identix Incorporated

On August 29, 2006, the merger between L-1 and Identix Incorporated (‘‘Identix’’) was approved by shareholders and the Boards of Directors of both companies, with the combined company operating as L-1. The Identix merger was a tax-free reorganization for federal income tax purposes, and Identix stockholders received 0.473 of a share of L-1 common stock for each share of Identix common stock owned (the ‘‘Exchange Ratio’’). L-1 assumed Identix stock option plans and outstanding stock options and assumed all outstanding warrants to purchase Identix common stock, which were converted into the right to receive L-1 common stock based on the Exchange Ratio.

Under the terms of the Identix merger, Identix stockholders received approximately 42.6 million shares of L-1 common stock. The transaction was valued at approximately $814.7 million, including the approximate fair value of $35.1 million of Identix warrants and stock options to purchase 3.0 million shares of common stock which were assumed by L-1 and direct acquisition costs of $7.7 million. The Identix warrants and options assumed by L-1 have been valued using the Black-Scholes valuation model. After the merger, L-1 shareholders owned approximately 41% of the combined company. The transaction has been accounted for as an acquisition of Identix by L-1, based on, among other considerations, the significant share holdings in the combined company by L-1 directors and management as a group, L-1’s right to select the majority of the board of directors of the combined company, L-1 management’s dominant position in senior management of the combined company and the L-1 payment of a premium over the quoted market value of the Identix stock based on the average closing price for the ten days prior to the merger announcement.

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

The purchase price of Identix was as follows (in thousands):

Shares issued	$771,986
Stock options and warrants assumed	35,103
Direct acquisition costs	7,650
Total purchase price	$814,739

The purchase price of Identix was allocated to the fair values of assets and liabilities as follows (in thousands):

Cash acquired	$29,946
Current assets	19,724
Property and equipment	4,253
Deposits	801
Liabilities assumed	(33,035)
Intangible assets	130,800
In process research and development	2,700
Goodwill	659,550
$814,739

The purchase price allocation has been substantially completed. The final allocation is not expected to have a material impact on the consolidated financial statements. None of the goodwill is expected to be deductible for income tax purposes.

Iridian Technologies, Inc.

On August 16, 2006, the Company acquired 100% of the common stock of Iridian Technologies, Inc., (‘‘Iridian’’) for $35.4 million in cash, of which $2.0 million was placed in escrow. The acquisition price includes $0.9 million of direct acquisition costs. In January 2007, the Company has made a claim against the sellers for $2.0 million, which was recovered from the funds placed in escrow at closing. The Company acquired Iridian because of its extensive intellectual property portfolio related to iris recognition technology and for the potential of accelerating the acceptance of iris technology in the marketplace under new ownership and management.

The purchase price of Iridian was as follows (in thousands):

Cash paid	$34,521
Direct acquisition costs	874
Total purchase price	$35,395

The purchase price of Iridian was preliminarily allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$857
Liabilities assumed	(4,588)
Intangible assets	11,000
Goodwill	28,126
$35,395

The purchase price allocation has been substantially completed. The final allocation is not expected to have a material impact on the consolidated financial statements. None of the goodwill is expected to be deductible for income tax purposes.

SecuriMetrics, Inc.

On February 17, 2006, the Company acquired 100% of the common stock of SecuriMetrics, Inc., (‘‘SecuriMetrics’’), the sole U.S. based manufacturer of iris recognition products, for $37.4 million in cash, including $2.0 million placed in escrow for 18 months. The acquisition price includes $0.8 million of direct acquisition costs. In addition, the Company was refunded $1.4 million of cash previously placed in escrow. $1.5 million of contingent consideration was paid to the sellers in 2006 as a result of SecuriMetrics meeting the performance thresholds. The payment was included in goodwill.

The Company acquired SecuriMetrics to complement and expand its biometrics product and services offerings to include iris recognition. In addition, SecuriMetrics is the sole U.S. based manufacturer of iris recognition products and has strong relationships with various agencies of the U.S. government.

The purchase price of SecuriMetrics was as follows (in thousands):

Cash paid	$36,580
Direct acquisition costs	842
Total purchase price	$37,422

The purchase price of SecuriMetrics was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$4,325
Property and equipment	658
Liabilities assumed	(3,055)
Intangible assets	6,200
Goodwill	29,294
$37,422

None of the goodwill is expected to be deductible for income tax purposes.

Unaudited Pro Forma Information:

The following unaudited pro forma operating data are presented as if the 2006 acquisitions of SpecTal, Identix, Iridian, and SecuriMetrics, as well as the December 2005 acquisition of Integrated Biometric Technology, LLC (‘‘IBT’’) had occurred at the beginning of each period presented. The unaudited pro forma data is for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions operated as a consolidated entity for the periods presented. Unaudited pro forma revenues, net loss and net loss per share information for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2006	2005
Revenues	$270,941	$239,307
Net loss	(68,594)	(38,037)
Basic and diluted net loss per share	$(0.95)	$(0.55)

The pro forma net loss for the year ended December 31, 2006 includes approximately $9.2 million of direct acquisition costs incurred and one time bonuses and severance paid by the sellers and acquired companies in connection with the transactions.

2005 Acquisitions

On November 4, 2005, L-1 Investment Partners LLC (‘‘L-1 Investment’’) entered into a membership interest purchase agreement (the ‘‘Membership Interest Purchase Agreement’’) with IBT to acquire 60% of the outstanding membership interests of IBT for $35.0 million in cash and to acquire the remaining 40% on or before January 30, 2006 for an additional $25.0 million. L-1 Investment subsequently assigned its rights and obligations under the Membership Interest Purchase Agreement to Aston.

On November 15, 2005, L-1 entered into an assignment and assumption agreement (the ‘‘Assignment Agreement’’) with Aston under which L-1 agreed to pay $35.0 million to Aston for its previously acquired 60% interest in IBT, subject to the consummation of the Aston investment in L-1 and customary closing conditions. Also on November 15, 2005, L-1 entered into an agreement and plan of merger (the ‘‘IBT Merger Agreement’’) with IBT under which L-1 agreed to issue to the shareholders of IBT shares of common stock of L-1, in the amounts and on the terms described below, for all of the outstanding capital stock of IBT. The only asset of IBT at the time of the merger was the 40% interest in IBT not previously acquired by Aston.

On December 16, 2005, the L-1 shareholders approved the transactions contemplated by the Investment Agreement, and in accordance with the terms of the Assignment Agreement, L-1 completed the purchase of 60% of the outstanding membership interests of IBT from Aston for $35.0 million in cash. Also on December 16, 2005, in accordance with the terms of the IBT Merger Agreement, all of the outstanding capital stock of IBT was exchanged for 2,000,000 shares of common stock of L-1, valued at approximately $27.4 million, and IBT was merged with and into a subsidiary of L-1, which resulted in IBT becoming a wholly-owned subsidiary of L-1. As a result of the two transactions, L-1 acquired 100% of the outstanding membership interests of IBT. In connection with this transaction, the Company also assumed liabilities of approximately $3.4 million, incurred direct acquisition costs of approximately $0.3 million, and issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment for strategic advice, due diligence and other services relating to the acquisition, of which 280,000 vested immediately and 160,000 vest upon IBT meeting specified levels of operating performance. The vested warrants were valued at approximately $1.9 million, and have been included in the purchase price of IBT. The remaining warrants will be valued as they vest and will also be included in the purchase price of IBT.

The Company acquired IBT because IBT operates in a high growth business that complements and expands the Company’s customer base and capabilities. In addition, IBT is one of the few companies with a demonstrated national capability to install and operate systems to collect, process and distribute fingerprints for large scale government initiatives.

On December 13, 2005, L-1 acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies for $4.0 million in cash, including $0.1 million of assumed liabilities.

The allocation of the purchase price for IBT and AutoTest, was as follows (in thousands):

	IBT	AutoTest
Current assets, net of assumed liabilities	$2,521	$—
Property and equipment	1,924	6
Intangible assets	5,220	2,163
Goodwill	58,371	1,831
	$68,036	$4,000

Intangible assets acquired in connection with the acquisitions of IBT and AutoTest consist primarily of completed technology, acquired contracts, and tradenames. The acquired contracts attributable to the IBT transaction are being amortized on an accelerated basis commensurate with the related expected cash flows of IBT. Approximately 60% of the goodwill attributable to the IBT acquisition and all of the goodwill related to the AutoTest acquisition is deductible for income tax purposes.

2004 Acquisitions

On January 23, 2004, L-1 acquired all outstanding shares of ZN Vision Technologies AG (‘‘ZN’’), a leading German provider of face recognition and computer vision products and services, in exchange for an aggregate of 2,088,582 shares of L-1 common stock. In addition, L-1 agreed to assume ZN’s employee stock option plan, and accordingly has reserved 455,446 shares of L-1 common stock for issuance to the plan participants. The stock options under this plan were fully vested prior to the close of the transaction and, accordingly, have been included in the purchase price at their fair value. The total purchase price of the acquisition was $31.6 million, consisting of approximately $22.6 million in L-1 common stock, $4.9 million of fair value for the assumed option plan, $2.5 million in direct acquisition costs, and $1.6 million of assumed liabilities.

The Company acquired ZN because ZN operates as a high growth business and has the technological resources to support the customer requirements of the Company’s installed base. ZN employs many leading engineers in the development of facial recognition software. ZN is one of the companies believed to be capable of meeting the expected accuracy requirements of the Company’s current and future customers related to the Company’s facial recognition offerings.

On February 14, 2004, L-1 acquired all outstanding shares of Trans Digital Technologies Corporation (‘‘TDT’’), the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports, for $56.6 million, inclusive of the contingent $2.6 million payment and purchase price adjustments discussed below. The total purchase price consisted of 2,340,000 shares of L-1 common stock, valued at approximately $30.0 million, $17.8 million in debt and other assumed liabilities, $7.6 million in cash, and $1.2 million in direct acquisition costs.

The Company acquired TDT because TDT has a proprietary relationship with respect to its contract with the U.S. Department of State which positions it to pursue comparable revenue generating activities with other governmental agencies, and that TDT operates in a high growth business which complements the Company’s capabilities.

In connection with the acquisition of TDT, L-1 agreed to pay the former sole shareholder of TDT an additional cash payment of up to $2.6 million upon the receipt of an order of at least $4.0 million prior to June 30, 2004 if the U.S. Department of Defense selected TDT for the production of smart cards as part of the agency’s Common Access Card (‘‘CAC’’) program. The payment of $2.6 million was recorded as goodwill, net of approximately $0.8 million of identified purchase price adjustments related to certain provisions in the stock purchase agreement.

On October 5, 2004, L-1 acquired all of the outstanding capital stock of Imaging Automation, Inc. (‘‘iA’’), Inc. through a merger between iA and a wholly-owned subsidiary of L-1 valued at approximately $39.9 million. The total purchase price consisted of 1,563,355 shares of L-1 common stock, valued at approximately $24.5 million, $5.4 million in cash, the assumption of $5.1 million in debt and other assumed liabilities, $3.7 million of fair value for an assumed option plan, and $1.2 million in direct acquisition costs. The Company issued fully vested stock options effective as of the close of the transaction for the options outstanding under the iA stock option plans. The Company reserved approximately 9,650 shares of L-1 common stock, which was recorded as part of the purchase price as noted above.

The Company acquired iA because Imaging Automation operates in a high growth business which compliments the Company’s capabilities and customer base. iA is one of the companies with the complements of accurately authenticating identification documents in a rapid time frame which is being demanded by current and potential future customers around the world. Imaging Automation also possesses engineering and management capabilities which can be exploited by the combined entity to increase future revenue and profitability.

The allocation of the purchase price to the acquired assets for ZN, TDT and iA, was as follows (in thousands):

	ZN	TDT	iA
Current assets	$1,639	$3,020	$546
Software license receivable	—	—	2,303
Property and equipment	140	42	183
Intangible assets	6,335	14,460	5,750
Goodwill	23,460	39,050	31,115
	$31,574	$56,572	$39,897

13.    COMMON STOCK AND WARRANTS

On December 16, 2005, in accordance with the terms of the Investment Agreement between L-1 and L-1 Investment dated October 5, 2005, L-1 (i) issued and sold to Aston 7,619,047 shares of L-1 common stock at $13.125 per share and (ii) issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1 common stock at an exercise price of $13.75 per share. The sale of the shares resulted in aggregate gross proceeds to L-1 of $100 million, and net cash to L-1 of $63.8 million after the $35.0 million payment to Aston for Aston’s ownership interest in IBT and transaction costs (See Note 12 for discussion of the acquisition of IBT). No underwriting commissions were paid in connection with the sale. The warrants are exercisable until December 16, 2008, subject to the following vesting provisions: warrants to purchase (i) 1,280,000 shares of L-1 common stock will vest on a pro rata basis when and if acquisitions involving the payment of aggregate consideration of $125 million are consummated; (ii) 213,333 shares of L-1 common stock will vest when and if L-1’s gross revenues for any four consecutive quarters are equal to or greater than $200 million; and (iii) 106,667 shares of L-1 common stock will vest when and if L-1’s gross revenues for any four consecutive quarters are equal to or greater than $300 million. The Company has accounted for the common stock and warrants in accordance with Topic D-98 and EITF 00-19, respectively. At December 31, 2006, 1,280,000 of the shares related to the acquisition warrants were vested in accordance with their terms. The shares of common stock and warrants were sold to Aston in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The merger with Identix (See Note 12) did not constitute a change of control as defined in the warrants; accordingly the warrants were not exercised prior to completion of the Identix merger. The estimated value of the warrants issued to Aston was approximately $5.5 million, and has been reflected in additional paid-in capital.

On December 16, 2005, upon the completion of the acquisition of IBT as described in more detail in Note 12, L-1 issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment for strategic advice, due diligence and other services relating to the acquisition. Warrants to purchase 280,000 of the shares were fully vested upon closing the IBT acquisition and are exercisable until December 16, 2008. If during 2007 or 2008, IBT generates earnings before interest, taxes, depreciation and amortization of $6 million or more, the remaining warrants to purchase 160,000 shares of L-1 common stock will vest. These warrants have a term of three years from the date of such vesting, if any. The estimated value of the vested warrants was approximately $1.9 million and has been reflected as a direct cost of the acquisition and included in additional paid-in capital. The remaining warrants will be valued as they vest and will be included in the purchase price of IBT.

At December 31, 2005, the Company had outstanding warrants which can be converted into 12,000 shares of common stock, at an exercise price of $26.975 per share. These warrants expired on November 6, 2006 without being exercised. An additional 312,987 warrants expired in 2005 without being exercised.

On January 27, 2004, the Company sold 182,402 shares of its common stock at $9.4375 per share for proceeds of $1.7 million in a private sale to institutional investors following the closing of the ZN acquisition. (See Note 12).

On August 4, 2004, the Company sold an aggregate of 2,923,866 shares of its common stock at a purchase price of $13.75 per share in an underwritten public offering. The net proceeds from this offering, after underwriting discounts and commissions and offering expenses, were approximately $37.4 million.

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of December 31, 2006, the warrant had not vested. The warrant expires in 2014.

In connection with Identix’ merger with Visionics in 2002, the Company also assumed warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger, which were converted into warrants to purchase shares of Identix common stock. At December 31, 2006, the remaining warrants to purchase 38,789 shares of common stock of the Company expire upon its fulfilling its registration obligations, and have exercise prices between $20.78 and $26.53.

14.    ASSET IMPAIRMENTS AND MERGER RELATED EXPENSES

Asset impairments and merger related expenses comprise the following (in thousands):

	Total Charges	Cash Payments
In process research and development	$2,700	$—
Asset impairments	14,641	—
Separation costs	3,167	1,852
Change in control costs	1,403	349
Other stock-based compensation related to Identix merger	856	—
Total	$22,767	$2,201

Following the merger with Identix, the Company evaluated its long-term assets in light of the strategy and plans of the combined company. In that connection, the Company recorded asset impairments which consisted of intangible assets of $10.5 million, fixed assets of $3.0 million related to a terminated contract with the State of Georgia and other charges of $1.1 million. Separation costs include cash charges for severance payments of $1.9 million and stock-based compensation charges of $1.3 million to certain of the Company’s former executives. Change in control costs represent stock-based compensation resulting from the acceleration of the vesting of stock options and restricted stock that were due to contractual obligations embedded in the option arrangements of certain executives of the Company of $1.1 million and cash payments of $0.3 million made to retiring members of the Company’s board of directors.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2006 and 2005 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2006
Revenues	$23,438	$24,868	$39,767	$76,313
Gross profit	6,399	7,144	9,687	27,627
Net (loss) income	(2,158)	(1,630)	(29,256)	2,007
Basic and diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.66)	$0.03
For the Year Ended December 31, 2005
Revenues	$16,810	$20,149	$14,306	$14,959
Gross profit	5,411	6,251	3,869	3,125
Net loss	(1,642)	(505)	(2,108)	(3,098)
Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.11)	$(0.15)

Included in the third quarter loss for the year ended December 31, 2006, is $22.8 million of asset impairments and merger related expenses. See Note 14.

Gross profit for the 2005 quarters reflect the reclassification of amortization expense from operating expense to cost of revenues consistent with the 2006 presentation.

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

By letter dated March 21, 2006, BDO Seidman, LLP (‘‘BDO’’) notified the Company that BDO had resigned as the Company’s independent registered public accounting firm. BDO served as the Company’s independent registered public accounting firm since November 3, 1999.

During the two most recent fiscal years and through March 21, 2006, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods.

During the two most recent fiscal years and through March 21, 2006, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K, other than the material weaknesses noted below.

BDO’s reports on the Company’s financial statements for the years ended December 31, 2005 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, although the reports contained an explanatory paragraph in each year concerning a material uncertainty relative to a class action suit brought against the Company and its officers and board members. BDO’s report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 expressed the opinion that the Company did not maintain effective internal control over financial reporting due to the following material weakness: the ineffectiveness of the Company’s financial statement close process due to insufficient personnel within the accounting function to effect a timely and accurate financial statement close process with the necessary level of review and supervision. BDO’s report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 expressed the opinion that the Company did not maintain effective internal control over financial reporting due to the following material weaknesses: the lack of sufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close process and effectively evaluate and resolve non-routine and/or complex accounting transactions and the lack of control processes around information technology systems.

The Company has provided BDO with a copy of the Current Report on Form 8-K filed on March 24, 2006 and Form 8-K/A filed April 3, 2006 related to this matter and requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission, stating whether it agreed with the statements made by the Company therein, and if not, stating the respects in which it did not agree. By letter dated April 3, 2006, BDO stated that it agreed with the statements contained in the Current Report on Form 8-K/A filed on April 3, 2006 related to it.

On May 1, 2006, the Audit Committee of the Board of Directors of the Company decided to engage Deloitte & Touche LLP (‘‘Deloitte’’) as the Company’s independent registered public accounting firm commencing with the audit for the year ended December 31, 2006.

During the Company’s fiscal years ended December 31, 2005 and 2004 and the period from December 31, 2005 through May 1, 2006, neither the Company, nor anyone on its behalf, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by Deloitte to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006. Please see ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ in this Item 9A.

In connection with the evaluation of internal controls over financial reporting, management determined that its controls were effective at December 31, 2006 as a result of changes in internal controls described below. Previously, in connection with its evaluation of our internal control over financial reporting as of December 31, 2005, and for the first three quarters of 2006 management had concluded that there was a material weakness with regard to insufficient personnel resources and technical accounting expertise within the accounting function to effect a timely financial close and to effectively evaluate and resolve non-routine and/or complex accounting transactions.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that SecuriMetrics, Inc., Identix Incorporated, Iridian Technologies, Inc. and SpecTal, LLC, the wholly owned subsidiaries acquired in 2006, would be excluded from the 2006 internal control assessment, as permitted by the Securities and Exchange Commission. Accordingly as of and for the year ended December 31, 2006 approximately 5% of the consolidated assets and approximately 42% of consolidated revenues were excluded from management’s evaluation of the effectiveness of internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and the prevention and detection of misstatements. Projections of any evaluations of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in ‘‘Internal

Control-Integrated Framework.’’ Management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

For the year ended December 31, 2005, and for the first three quarters of 2006, management had determined that the Company’s financial statements close process was not effective due to insufficient personnel within the accounting function to effect a timely and accurate financial statements close process with the necessary level of review and supervision. As a result of remedial steps taken throughout 2006 as described in Item 9A(c), and based on the results of testing of the Company’s internal controls over financial reporting in 2006, management believes that the material weakness was remediated as of December 31, 2006.

A material weakness is a significant deficiency, (as defined in Public Company Accounting Oversight Board (United States) Auditing Standard No. 2, or a combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis by management or employees in the normal course of performing their assigned functions.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined SecuriMetrics, Inc., Identix Incorporated, Iridian Technologies, Inc., and SpecTal, LLC, the wholly owned subsidiaries acquired in 2006, would be excluded from the 2006 internal control assessment, as permitted by the Securities and Exchange Commission. Accordingly as of and for the year ended December 31, 2006 approximately 5% of the consolidated assets and approximately 42% of consolidated revenues were excluded from management’s evaluation of the effectiveness of internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated March 13, 2007 on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

(c) Changes in internal controls.     In performing its evaluation of our internal controls over financial reporting for the year ended December 31, 2005, management determined that our internal control with regard to affecting a timely and accurate financial statement close process had significant deficiencies that constituted a material weakness due to insufficient personnel within the accounting function. Management has taken a number of steps it believed necessary to address and remediate the material weakness described above:

•	Hired additional permanent and temporary experienced accounting personnel, changed the organizational structure, and implemented a more detailed accounting close process to enhance the monitoring and review of account reconciliations. This includes the hiring of divisional chief financial officers for each of the Company’s operating segments. We also hired a full time revenue recognition accountant at the Viisage division.

•	Integrated all entities for consolidation into the Company’s accounting system and enhanced the system’s reporting capabilities to facilitate analysis of accounts.

•	Implemented new controls, including both system and manual controls, for revenue recognition, fixed assets including depreciation of expense recognition, expense accruals and inventory valuations.

•	Conducted interim physical inventory counts to enhance the controls over inventory.

•	Implemented new reporting and analysis packages for each of our divisions to enhance corporate modified monitoring and review of these divisions and to improve our financial statement close process.

•	Performed on going evaluation of the staffing, organizational structure, systems, policies and procedures, and other reporting processes, to improve the timeliness of closing the accounts and to enhance the level review and supervision;

•	Implemented new procedures, including increased detailed reconciliations to the accounting records;

•	Implemented system enhancements, which are expected to automate and improve the timeliness of significant aspects of this process; and

•	Implemented effective entity level controls

In addition, in connection with our evaluation of internal controls as of December 31, 2006, we engaged consultants to assist us in strengthening our documentation, operation and assessment of internal controls over financial reporting. In this regard, we have excluded the 2006 acquisitions as permitted by the rules of the Securities and Exchange Commission, from our assessment of internal controls.

The steps described above were the more significant changes to our internal control over financial reporting. We have tested the operating effectiveness of the changes described above during the fourth quarter of 2006 and early 2007, and our CEO and CFO have concluded that these changes are adequate to prevent and detect material misstatement of our financial statements and have concluded that disclosure controls and procedures were effective at December 31, 2006.

Please see Item 2, ‘‘Management’s discussion of Analysis of Financial Condition — Result of Operations — General and Administrative Expenses’’ for a discussion of operating expenses, which, in part, relate to the remedial actions described above.

We have designed our internal control over financial reporting to provide reasonable assurance that controls will achieve their objectives. We have concluded that our internal control over financial reporting provide such reasonable assurance as of December 31, 2006. We also note that any control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must included as assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud and control breakdowns will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

There were no material changes to any reported financial results that have been released by us in this or any other filing as a result of the deficiencies that existed at the December 31, 2005 and in the first three quarters of 2006. The impact of the above conditions was relevant to the year ended December 31, 2005 and the nine months ended September 30, 2006 only and did not affect the results of any prior periods.

The certification of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. The certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited management’s assessment, included in the accompanying ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ that L-1 Identity Solutions, Inc. and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ management excluded from their assessment the internal control over financial reporting at: SecuriMetrics, Inc., which was acquired on February 17, 2006, Iridian Technologies, Inc. which was acquired on August 16, 2006, Identix Incorporated, which was merged on August 29, 2006 and SpecTal, LLC, which was acquired on October 19, 2006 (collectively, the ‘‘Acquisitions’’). The internal controls over financial reporting excluded from the management’s assessment relate to consolidated revenues and assets constituting approximately 42% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), ‘‘Share-Based Payment’’ on January 1, 2006.

Stamford, Connecticut
March 13, 2007

Item 9B.    Other Information

None

Item 10.    Directors and Executive Officers of the Registrant

Information required to be included in this item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.    Executive Compensation

Information required to be included in this item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be included in this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A

Item 13.    Certain Relationships and Related Transactions

Information required to be included in this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation14A

Item 14.    Principal Accountant Fees and Services

Information to be included in this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation14A.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a), (c) Financial Statements and Schedules

For a list of financial statements included herein see Index on page F-1.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 70 through 75.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of March, 2007.

L-1 IDENTITY SOLUTIONS, INC.
By:	/s/ Robert V. LaPenta
Robert V. LaPenta Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of March, 2007.

Signature	Title

/s/Robert V. LaPenta	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Robert V. LaPenta

/s/ James A. DePalma	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

James A. DePalma

/s/ Vincent A. D’Angelo	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Vincent A. D’Angelo

/s/ B.G. Beck	Director

B.G. Beck

/s/ Denis K. Berube	Director

Denis K. Berube

/s/ Milton E. Cooper	Director

Milton E. Cooper

/s/ Louis Freeh	Director

Louis Freeh

Signature	Title

/s/ Robert S. Gelbard	Director

Robert S. Gelbard

/s/ Malcolm J. Gudis	Director

Malcolm J. Gudis

/s/ John E. Lawler	Director

John E. Lawler

/s/ Admiral James M. Loy	Director

Admiral James M. Loy

/s/ Peter Nessen	Director

Peter Nessen

/s/ Harriet Mouchly-Weiss	Director

Harriet Mouchly-Weiss

/s/ George J. Tenet	Director

George J. Tenet

/s/ B. Boykin Rose	Director

B. Boykin Rose

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 5, 2004, by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 8, 2004) (SEC File No. 000-21559).*
2.2	Agreement and Plan of Merger, dated as of November 15, 2005, by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 18, 2005) (SEC File No. 000-21559).*
2.3	Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2006) (SEC File No. 000-21559).*
2.4	Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 6, 2006) (SEC File No. 000-21559).*
2.5	Agreement and Plan of Merger, dated as of July 14, 2006, by and among Viisage Technology, Inc., Iris Acquisition I Corp., Iridian Technologies, Inc., Perseus 2000 L.L.C., as stockholder representative, and other parties named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 18, 2006) (SEC File No. 000-21559).*
2.6	Arrangement Agreement, dated as of November 15, 2006 (the ‘‘Arrangement Agreement’’), among L-I Identity Solutions, Inc., 6653375 Canada Inc. and ComnetiX Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 16, 2006) (SEC File No. 001-33002).*
2.6(a)	Amendment No. 1 to the Arrangement Agreement, dated January 9, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 11, 2007) (SEC File No. 001-33002).*
2.6(b)	Amendment No. 2 to the Arrangement Agreement, dated January 25, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2007) (SEC File No. 001-33002).*
2.6(c)	Amendment No. 3 to the Arrangement Agreement, dated February 7, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (SEC File No. 001-33002).*
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on August 22, 1996).*
3.1(a)	Second Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to our Registration Statement on Form S-3 (SEC File No. 333-76560) filed on January 10, 2002).*
3.1(b)	Third Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (SEC File No. 000-21559).*
3.1(c)	Fourth Certificate of Amendment to Restated Certificate of Incorporation (included as Annex E to our Definitive Proxy Statement on Schedule 14A filed on November 21, 2005) (SEC File No. 000-21559).*

Exhibit Number	Description
3.1(d)	Fifth Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.01 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*
3.2	By-Laws (filed as Exhibit 3.2 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on August 22, 1996).*
4.1	Specimen Certificates for Common Stock (filed as Exhibit 4.1 to our Registration Statement on Form 8-A (SEC File No. 001-33002) filed on August 29, 2006).*
10.1	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*
10.2	Amended and Restated 1996 Management Stock Option Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (SEC File No. 000-21559).*†
10.3	Form of Option Agreement for the 1996 Management Stock Option Plan (filed as Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†
10.4	Amended and Restated 1996 Director Stock Option Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (SEC File No. 000-21559).*†
10.5	Form of Option Agreement for the 1996 Director Stock Option Plan (filed as Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†
10.6	1997 Employee Stock Purchase Plan (filed as Appendix 1.2 to our Schedule 14C Information Statement filed on October 14, 1997) (SEC File No. 000-21559).*†
10.7	Asset Purchase Agreement, dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*
10.8	Consulting Agreement with Denis K. Berube (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.9	Consulting Agreement with and Joanna Lau (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.10	Amended and Restated 2001 Stock in Lieu of Cash Compensation for Directors Plan (filed as Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 000-21559).*†
10.11	Securities Purchase Agreement, dated as of March 28, 2003 (the ‘‘Securities Purchase Agreement’’), by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein (included as Annex A-1 to our Definitive Proxy Statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*
10.11(a)	Amendment No. 1 to the Securities Purchase Agreement (included as Annex A-2 to our Definitive Proxy Statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*

Exhibit Number	Description
10.11(b)	Amendment No. 2 to the Securities Purchase Agreement (included as Annex A-3 to our definitive proxy statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*
10.11(c)	Amendment No. 3 to the Securities Purchase Agreement (filed as Exhibit 2.5 to our Current Report on Form 8-K filed on January 30, 2004) (SEC File No. 000-21559).*
10.12	Sublease, dated February 13, 2004 between Viisage Technology, Inc. and eiStream Inc. (filed as Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (SEC File No. 000-21559).*
10.13	Consulting Agreement with B.G. Beck (filed as Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (SEC File No. 000-21559).*†
10.14	Registration Rights Agreement, dated as of October 5, 2004, by and among Viisage Technology, Inc. and the stockholders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 2004) (SEC File No. 000-21559).*
10.15	2005 Long Term Incentive Plan (included as Appendix B to our Definitive Proxy Statement on Form 14A, filed on September 7, 2005) (SEC File No. 000-21559).*†
10.16	Investment Agreement, dated as of October 5, 2005, between Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2005) (SEC File No. 000-21559).*
10.17	Form of First Warrant to be issued by Viisage Technology, Inc. to L-I Investment Partners, LLC pursuant to the Investment Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2005) (SEC File No. 000-21559).*
10.18	Form of Second Warrant to be issued by Viisage Technology, Inc. to L-1 Investment Partners, LLC pursuant to the Investment Agreement (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 11, 2005) (SEC File No. 000-21559).*
10.19	Form of Registration Rights Agreement to be entered into by Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 11, 2005) (SEC File No. 000-21559).*
10.20	Lock-Up Agreement, dated October 5, 2005, between Viisage Technology, Inc. and Lau Acquisition Corp. (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on October 11, 2005) (SEC File No. 000-21559).*
10.21	Membership Interest Purchase Agreement, dated as of November 4, 2005, by and among L-I Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2005) (SEC File No. 000-21559).*
10.22	Assignment and Assumption Agreement, dated as of November 15, 2005, by and between Viisage Technology, Inc. and Aston Capital Partners, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2005) (SEC File No. 000-21559).*
10.23	Employment Agreement with James A. DePalma (filed as Exhibit 10.62 to the Post-Effective Amendment to our Registration Statement on Form S-1 to Form S-3 (SEC File No. 333-121212) filed on September 9, 2005).*†
10.24	Letter Agreement with Elliot J. Mark (filed as Exhibit 10.74 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on February 14, 2006).*†

Exhibit Number	Description
10.25	Letter Agreement with and Bernard C. Bailey (filed as Exhibit 10.75 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on February 14, 2006).*†
10.26	Letter Agreement with Bradley T. Miller (filed as Exhibit 10.76 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on February 14, 2006).*†
10.27	Registration Rights Agreement, dated as of February 17, 2006, by and between Viisage Technology, Inc. and the stockholders named therein (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2006) (SEC File No. 000-21559).*
10.28	2006 Employee Stock Purchase Plan (filed as Exhibit 10.78 to Amendment No. 1 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on April 5, 2006).*†
10.29	Toppan Passport Printer Sub-License Clarification Agreement, dated as of January 17, 2003, by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp. (filed as Exhibit 10.79 to Amendment No. 2 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on May 24, 2006).**
10.30	Letter agreement, dated as of March 25, 2004, by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp. (filed as Exhibit 10.80 to Amendment No. 2 to our Registration Statement on Form S-4 (SEC File No. 333-131843) filed on May 24, 2006).**
10.31	2005 Employee Stock Purchase Plan (included as Annex E to our Registration Statement on Form S-4 (File No. 333-131843) filed on July 26, 2006.*
10.32	Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.33	Identix Incorporated New Employee Stock Incentive Plan (filed as Exhibit 99.4 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.34	Identix Incorporated Non-employee Directors Stock Option Plan (filed as Exhibit 99.5 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.35	Identix Incorporated Equity Incentive Plan (filed as Exhibit 99.6 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.36	Visionics Corporation 1990 Stock Option Plan (filed as Exhibit 99.7 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.37	Visionics Corporation 1998 Stock Option Plan (filed as Exhibit 99.8 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.38	Visionics Corporation Stock Incentive Plan (filed as Exhibit 99.9 to our Registration Statement on Form S-8 (SEC File No. 137-004) filed on August 30, 2006).*
10.39	Employment Agreement with Robert V. LaPenta (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.40	Employment Agreement with James DePalma (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.41	Employment Agreement with Joseph Paresi (filed as Exhibit 10.03 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.42	Employment Agreement with Mark S. Molina (filed as Exhibit 10.04 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†

Exhibit Number	Description
10.43	Employment Agreement with Mohamed Lazzouni (filed as Exhibit 10.05 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.44	Employment agreement with James P. Ebzery.†
10.45	Separation Agreement with Bradley T. Miller (filed as Exhibit 10.06 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.46	Consulting Agreement with L-1 Investment Partners, LLC (filed as Exhibit 10.07 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.47	Termination and Non-Competition Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.08 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*
10.48	Sublease Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.09 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*
10.49	Form of Indemnification Agreement (filed as Exhibit 10.10 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.50	Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 10.11 to our Current Report on Form 8-K filed on September 6, 2006) (SEC File No. 001-33002).*†
10.51	Separation Agreement with Bernard C. Bailey (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on September 21, 2006) (SEC File No. 001-33002).*†
10.52	Securities and Purchase Agreement, dated September 11, 2006, by and among SpecTal, LLC, John A. Cross, Louise V. Brouillette, Ann J. Holcomb, Ronald Hammond, Jr. and Mark Oliva, L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 14, 2006) (SEC File No. 001-33002).*
10.52(a)	Amendment No. 1 to Securities Purchase Agreement, dated October 19, 2006, among L-1 Identity Solutions, Inc. and John A. Cross, as seller’s representative (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on October 25, 2006) (SEC File No. 001-33002).*
10.53	Amended and Restated Credit Agreement, dated October 19, 2006, by and among L-1 Identity Solutions, Inc., Bank of America, N.A., as Administrative Agent and a Lender, Bear Stearns Corporate Lending Inc., as Syndication Agent and as a Lender and the other parties thereto (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on October 25, 2006) (SEC File No. 001-33002).*
10.54	Employment Agreement with Dr. Joseph A. Atick (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on December 22, 2006) (SEC File No. 0001-33002).*†
10.55	Employment Agreement with Doni Fordyce (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on January 9, 2007) (SEC File No. 0001-33002).*†
18.1	Letter, dated March 16, 2006, from BDO Seidman LLP to Viisage Technology, Inc. (filed as Exhibit 18.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (SEC File No. 000-21559).*
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Incorporated herein by reference.

**	Confidential treatment has been requested and granted for certain portions of this agreement.

†	Exhibit is a management contract or compensatory plan or arrangement.