Form 10-Q
period 2007-03-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2007-05-09
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______.

Commission File Number 001-21559 L-1 IDENTITY SOLUTIONS, INC. (Exact name of registrant as specified in its charter)

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

Large Accelerated Filer   ☐      Accelerated Filer   ☒     Non-Accelerated Filer  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐   Yes     ☒   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Common stock, $.001 par value	72,841,528

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 –	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the three months ended March 31, 2007 and the year ended December 31, 2006

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006

Notes to Condensed Consolidated Financial Statements

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk

Item 4 –	Controls and Procedures

PART II - OTHER INFORMATION

Item 1 –	Legal Proceedings

Item 1A –	Risk Factors

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –	Defaults Upon Senior Securities

Item 4 –	Submission of Matters to a Vote of Security Holders

Item 5 –	Other Information

Item 6 –	Exhibits

SIGNATURES

EXHIBIT INDEX

PART 1 – FINANCIAL INFORMATION

 ITEM 1– UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 L-1 IDENTITY SOLUTIONS, INC.
 Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$4,077	$4,993
Accounts receivable, net	54,094	61,513
Inventory	14,078	10,967
Other current assets	4,135	4,529

Total current assets	76,384	82,002
Property and equipment, net	20,025	19,928
Goodwill	972,455	951,443
Intangible assets, net	168,046	170,098
Other assets, net	4,714	3,754

Total assets	$1,241,624	$1,227,225

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53,958	$54,807
Current portion of deferred revenue	11,732	10,331
Other current liabilities	4,918	5,206

Total current liabilities	70,608	70,344
Deferred tax liability	5,435	4,394
Deferred revenue, net of current portion	3,977	3,734
Long-term debt	98,000	80,000
Other long-term liabilities	966	1,668

Total liabilities	178,986	160,140
Shareholders’ equity	1,062,638	1,067,085

Total liabilities and shareholders’ equity	$1,241,624	$1,227,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

 L-1 IDENTITY SOLUTIONS, INC.
 Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

Revenues	$70,007	$23,438

Cost of revenues:
Cost of revenues	46,177	15,171
Amortization of purchased intangible assets	6,474	1,868

Total cost of revenues	52,651	17,039

Gross Profit	17,356	6,399

Operating expenses:
Sales and marketing	5,461	2,369
Research and development	4,661	1,611
General and administrative	12,817	4,577
Amortization of purchased intangible assets	431	117

Total operating expenses	23,370	8,674

Operating Loss	(6,014)	(2,275)
Interest income	67	671
Interest expense	(1,771)	(6)
Other (expense) income, net	(25)	17

Loss before income taxes	(7,743)	(1,593)
Provision for income taxes	(1,088)	(565)

Net Loss	$(8,831)	$(2,158)

Basic and diluted net loss per share	$(0.12)	$(0.07)

Weighted average basic and diluted common shares outstanding	72,540	29,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

 L-1 IDENTITY SOLUTIONS, INC.
 Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss

Balance, January 1, 2006	$29	$333,456	$(56,427)	$(2,398)	$274,660
Exercise of employee stock options	1	7,180	—	—	7,181
Common stock issued for directors’ fees	—	288	—	—	288
Common stock issued under employee stock purchase plan	—	53	—	—	53
Common stock issued for acquisition, net of issuing costs	43	769,931	—	—	769,974
Fair value of vested stock options and warrants assumed for acquisition	—	35,103	—	—	35,103
Retirement plan contributions paid in common stock	—	288	—	—	288
Stock-based compensation expense	—	7,492	—	—	7,492
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	3,083	3,083	$3,083
Net loss	—	—	(31,037)	—	(31,037)	(31,037)

Comprehensive loss						$(27,954)

Balance, December 31, 2006	73	1,153,791	(87,464)	685	1,067,085
Exercise of employee stock options	—	1,706	—	—	1,706
Common stock issued for directors’ fees	—	136	—	—	136
Common stock issued under employee stock purchase plan	—	511	—	—	511
Retirement plan contributions paid in common stock	—	148	—	—	148
Stock-based compensation expense	—	1,781	—	—	1,781
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	102	102	$102
Net loss	—	—	(8,831)	—	(8,831)	(8,831)

Comprehensive loss						$(8,729)

Balance, March 31, 2007	$73	$1,158,073	$(96,295)	$787	$1,062,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

 L-1 IDENTITY SOLUTIONS, INC.
 Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

Cash Flow from Operating Activities:
Net loss	$(8,831)	$(2,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,060	4,094
Stock-based compensation expense	2,579	659
Retirement plan contributions paid in common stock	148	—
Deferred income taxes	1,041	508
Amortization of deferred financing costs	134	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,244	(373)
Inventory	(1,800)	(862)
Other assets	(172)	(969)
Accounts payable and accrued expenses	(10,174)	1,877
Deferred revenue	(836)	925

Net cash provided by operating activities	1,393	3,701

Cash Flow from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(20,441)	(29,362)
Capital expenditures	(1,817)	(1,311)
Other assets	(65)	—

Net cash used in investing activities	(22,323)	(30,673)

Cash Flow from Financing Activities
Borrowings under revolving credit agreement, net	18,000	—
Principal payments on long-term debt	(59)	(131)
Financing costs	(106)	—
Proceeds of issuance of common stock and warrants	2,105	1,159

Net cash provided by financing activities	19,940	1,028

Effect of exchange rate changes on cash and cash equivalents	74	(13)

Net decrease in cash and cash equivalents	(916)	(25,957)
Cash and cash equivalents, beginning of period	4,993	72,385

Cash and cash equivalents, end of period	$4,077	$46,428

Supplemental Cash Flow Information:
Cash paid for interest	$1,511	$7
Cash paid for income taxes	$790	$317

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of L-1 and its subsidiaries, all of which are wholly owned. All material intercompany transactions and balances have been eliminated.

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

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Identity Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting services and security consulting services. A customer, depending on its needs, may order hardware, equipment, consumables or software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Based Compensation

On January 1, 2006, L-1 adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. L-1 uses the Black-Scholes valuation method to estimate the fair value of option awards. The compensation expense related to share based payments is recognized over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate valuation method and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for the three months ended March 31,

2007 and 2006:

	Three Months Ended

	March 31, 2007	March 31, 2006

Expected common stock price volatility	91.3%	110.0%
Risk free interest rate	4.3%	4.4%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from Staff Accounting Bulletin No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the 6.3 expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense was $2.7 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, and includes $0.1 million related to restricted stock for both periods and for the 2007 period, approximately $0.1 million of retirement contributions paid in common stock. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and did not capitalize any such costs. The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended

	March 31, 2007	March 31, 2006

Cost of revenues	$143	$85
Research and development	225	97
Sales and marketing	405	171
General and administrative	1,954	306

Stock-based compensation expense	$2,727	$659

Computation of Net Loss per Share

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 4,646,000 and 4,407,000 common equivalent shares for three-month periods ended March 31, 2007 and March 31, 2006, respectively, consisting of all outstanding options and warrants were not reflected in the dilutive net loss per share calculations as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 , which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The adoption of Interpretation No. 48 on January 1, 2007 did not have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for the Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

3. STOCK OPTIONS

Stock Options

The following table summarizes the stock option activity from January 1, 2007 through March 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	6,370,051	$12.96
Granted	131,000	15.78
Exercised	(210,701)	8.96
Canceled/expired/forfeited	(50,505)	15.93

Outstanding at March 31, 2007	6,239,845	13.36	6.82	$24,702,094

Vested or expected to vest at March 31, 2007 (1)	4,717,323	$10.10	6.82	$18,674,783

Exercisable at March 31, 2007	3,771,429	$12.31	5.28	$20,433,087

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as March 31, 2007 was $20.5 million and will be amortized over a weighted average period of 3.2 years. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1.5 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

The recognition of a tax benefit related to the exercise of stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized.

4. INCOME TAXES

The income tax provision for the three month periods ended March 31, 2007 and 2006 includes approximately $1.1 million and $0.5 million, which represent the aggregate increase of a deferred tax asset resulting from losses incurred during the periods, a full valuation allowance against such deferred tax asset, and, pursuant to SFAS No. 109, an additional provision related to the amortization of tax deductible goodwill for which the period of reversal of the related temporary difference is indefinite. This related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The income tax provision also includes state income tax expense for the three month period ended March 31, 2007 of $0.1 million and $0.1million for the three months ended March 31, 2006.

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended, subsequent to December 31, 2002. The condensed financial statements do not include any provision for interest or penalties. In the event interest and penalties are incurred, the Company may make an election to account for interest expense and penalties related for income tax issues as income tax expense.

5. RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, and Mr. Buddy Beck, also a member of the board of directors of the Company beneficially own approximately 10.5%, 3.0%, and 3.0%, respectively, of L-1’s outstanding common stock. Mr. Robert V. LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston Capital Partners, L.P., respectively. Mr. LaPenta is also the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of July 10, 2012 or commencement of full time employment elsewhere. During the three months ended March 31, 2007, $0.04 million, and for the three months ended March 31, 2006, $0.04 million was paid in the aggregate to Mr. Berube and Ms. Lau for these services.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to maximum royalties of $27.5 million. Royalty expense included in cost of revenues was approximately $0.01 million and $0.01 million for the three months ended March 31, 2007 and 2006, respectively.

In connection with a consulting agreement which terminated in April 2006, Mr. Beck received annual compensation of $0.3 million. For the three months ended March 31, 2006, Mr. Beck was paid $0.1 million for these services. At March 31, 2007 there was no outstanding balance owed to Mr. Beck.

In connection with the merger of Identix Incorporated (“Identix”) and the acquisition of SecuriMetrics, Inc. (“SecuriMetrics”) in 2006, the Company paid L-1 Investment Partners LLC a one time fee of $2.5 million for professional services related to these acquisitions. Approximately $2.0 million and $0.5 million of this fee have been included in the cost of the acquisition of Identix and SecuriMetrics, respectively.

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

In connection with the relocation of the corporate headquarters of L-1 in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, L-1 entered into a sublease with L-1 Investment Partners LLC under which L-1 will reimburse L-1 Investment Partners LLC for the rent and other costs payable by L-1, which is estimated at $0.7 million annually. For the three months ended March 31, 2007, L-1 incurred costs of $0.2 million and at March 31, 2007 the Company was obliged to pay the landlord $0.1 million.

In connection with the merger with Identix, L-1 entered into an agreement with Bear Stearns Companies, Inc. (“Bear Stearns”) pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is an executive and senior investment banker at Bear Stearns involved with the engagement and certain employees of Bear Stearns have substantial personal investments in Aston. Pursuant to the letter agreement, Bear Stearns was entitled to a fee of $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to L-1 with respect to certain financings and other corporate transactions until August 2008. L-1 waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

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

As a condition to the closing of the Identix Merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibited L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Robert V. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve (12) month period following the expiration of the term of Mr. LaPenta’s employment agreement.

In December 2005, Aston completed at $100.0 million investment in and became the beneficial owner of more than 5% of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share.

In connection with the acquisition of IBT in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 160,000 will vest upon IBT meeting a specified level of operating performance.

On April 23, 2007 the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company's Chief Executive Officer.

6. REPORTABLE SEGMENTS, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding reportable and operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. Effective with the acquisition of IBT in December 2005, the Company operates in two operating segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to U.S. Government agencies.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment for the three months ended March 31, 2007 and March 31, 2006 were as follows (in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006		As of March 31, 2007

	Revenues	Operating Loss	Revenues	Operating Loss	Total Assets	Goodwill

Identity Solutions	$36,303	$(7,017)	$17,850	$(2,241)	$1,025,913	$820,056
Services	33,704	1,003	5,888	(34)	209,516	152,399
Corporate	—	—	—	—	6,195	—

	$70,007	$(6,014)	$23,438	$(2,275)	$1,241,624	$972,455

Corporate assets consist mainly of cash and cash equivalents and deferred financing costs. Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on sales, payroll and capital assets. Prior to the merger with Identix, all corporate costs were allocated to the Identity Solutions segment.

Revenues by market are as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended

	March 31, 2007	March 31, 2006

State and local	$28,557	$17,561
Federal	40,305	5,670
Commercial	1,145	207

	$70,007	$23,438

The Company’s operations outside the United States include a wholly owned subsidiary in Bochum, Germany and ConnetiX, which has operations in Ontario, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Total assets as of

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

United States	$61,476	$21,259	$1,189,273	$275,475
Rest of the World	8,531	2,179	52,351	26,188

	$70,007	$23,438	$1,241,624	$301,663

The Company did not have significant international sales to individual countries for the periods presented.

For the three month period ended March 31, 2007, one Federal government agency accounted for 26% of the Company’s consolidated revenues. For the three month period ended March 31, 2006, two Federal government agencies accounted for 37% of the Company’s consolidated revenues. As of March 31, 2007, the Company had an accounts receivable balance of approximately $13.4 million from one Federal government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of March 31, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $2.9 million.

7. ACQUISITIONS

On February 21, 2007, the Company acquired ComnetiX, Inc. (“ComnetiX”) which provides biometric identification and authentication technologies to private and public sector companies in Canada and the United States. The Company acquired ComnetiX because of its significant presence in the fingerprint services segment of the Canadian market and complimentary base of customers, particularly within the law enforcement community. ComnetiX is included in the Services reporting segment. The results of operations of ComnetiX have been included in the condensed consolidated statement of operations from the date of acquisition.

The aggregate purchase price of ComnetiX was approximately $18.6 million, including $0.8 million in transaction costs, all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows:

Current assets	$4,566
Other assets	491
Current liabilities	(5,732)
Note payable - long- term	(50)
Intangible assets	4,899
Goodwill	14,391

$18,565

The purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is deductible for income tax purposes.

The following gives effect to the acquisition of ComnetiX as if it had occurred at the beginning of each period presented (in thousands except per share amounts):

	Three months ended

	March 31, 2007	March 31, 2006

Revenues	$71,533	$25,979
Net loss	(10,488)	(4,051)
Basic and dilutive loss per share	(0.14)	(0.14)

The pro-forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company acquired ComnetiX on the date indicated.

8. ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	March 31, 2007	December 31, 2006

Purchased parts and materials	$8,337	$8,482
Work in progress	572	209
Finished goods	5,169	2,276

Total Inventory	$14,078	$10,967

Approximately $2.2 million and $3.2 million of inventory was maintained at customer sites at March 31, 2007 and December 31, 2006, respectively.

Property and equipment (in thousands):

	March 31, 2007	December 31, 2006

System assets	$48,900	$48,437
Computer office equipment and software	3,935	4,377
Software	2,175	1,944
Machinery and equipment	1,166	3,273
Leasehold improvements	1,087	423
Other- including tooling and demo equipment	3,360	2,595

	60,816	58,504
Less accumulated depreciation and amortization	40,792	38,576

Property and equipment, net	$20,025	$19,928

For the three months ended March 31, 2007and 2006, depreciation and amortization expense of property and equipment was $2.2 million and $1.9 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the three months ended March 31, 2007 (in thousands):

	Identity Solutions	Services	Total

Balance beginning of period	$813,435	$138,008	$951,443
ComnetiX acquisition	—	14,391	14,391
Iridian acquisition purchase price allocation adjustment	6,000	—	6,000
Other adjustments	621	—	621

	$820,056	$152,399	$972,455

Intangible Assets (in thousands):

	March 31, 2007		December 31, 2006

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Completed technology	$124,452	$(12,473)	$124,452	$(7,462)
Core technology	6,020	(1,119)	5,500	(785)
Trade names and trademarks	27,778	(919)	25,600	(557)
Customer contracts and relationships	34,092	(11,048)	31,692	(9,785)
Other	2,103	(840)	2,103	(660)

	$194,445	$(26,399)	$189,347	$(19,249)

Amortization of intangible assets was $7.2 million and $2.0 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $21.9 million, $26.9 million, $22.3 million, $20.5 million, $19.2 million, $19.2 million and $37.8 million.

Products and Services Revenues

The following represents details of the products and services for revenues for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended

	March 31, 2007	March 31, 2006

Government consulting services	$18,026	$—
Fingerprinting services	14,084	5,588
Drivers’ licenses	7,999	8,099
Software, hardware, consumables and components	21,074	5,731
Maintenance & other services	8,824	4,020

Total revenues	$70,007	23,438

9. CONTINGENCIES

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers' license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers' license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. The Company believes that the plaintiff’s remaining claims in this lawsuit are without merit and the Company intends to defend the action vigorously. The Company is not able to estimate the ultimate amount of the loss, if any, allegedly suffered by members of the putative class or the ultimate amount of legal costs and internal efforts associated with defending the company and officers and directors. The Company’s insurance carrier is currently paying the defense costs of the Company and the individual defendants. Based on all facts and circumstances, including available insurance policies, management believes that it is unlikely that the eventual resolution of the litigation will have a material adverse effect on the consolidated financial statements.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. Oral arguments have not yet been scheduled by the court. The Company has filed a motion to dismiss the federal court action. The Company believes that the allegations and claims made in the remaining derivative lawsuit are likewise without merit and intends to defend the action vigorously.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation.) (“LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court (1) allowed LG to further amend its complain to add additional allegations of antitrust violations by Iridian and (2) rejected LG’s attempt to add L-1 and SecuriMetrics as defendants in the litigation. At the time, the parties are continuing extensive fact discovery. The court has not entered a formal scheduling order, but has set a conference for June 6, 2007 at which time the parties are expected to discuss scheduling and the possibility of further amending their claims and counter claims. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (“BIS”) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. In January 2007, Identix notified BIS of its final findings arising from the internal review. While monetary penalties arising out of Identix’ inadvertent discrepancies are a possible result of Identix’s findings and voluntary disclosures to BIS, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on the business, operations or financial results of L-1.

10. SUBSEQUENT EVENT

On May 2, 2007, the Company entered into a Stock Purchase Agreement with Advanced Concepts, Inc., (“ACI”) and the selling stockholders, pursuant to which the Company will purchase all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a base purchase price of $71.5 million in cash, subject to adjustment based on ACI’s Closing Working Capital. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2007 and 2008, the Company will make additional payments of a maximum aggregate amount equal to $6.0 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in our 2006 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

Business Overview

         L-1 Identity Solutions, Inc. (‘‘L-1’’ or the “Company’’) provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, border management, anti-terrorism, and security. The Company also provides comprehensive security solutions to U. S. government intelligence agencies.

         The market for identity protection solutions has continued to develop at a rapid pace. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenue, operating income (loss) and earnings before interest, depreciation, amortization and stock based compensation expense (‘‘Adjusted EBITDA’’).

         Our revenues increased to $70.0 million for the three months ended March 31, 2007 from $23.4 million for the three months ended March 31, 2006. Our net loss for the three months ended March 31, 2007 increased to $8.8 million from $2.2 million for the same period in 2006. The results for 2007 also include amortization expense of intangible assets of $5.3 million related to businesses acquired after March 31, 2006 and additional stock compensation expense of $1.9 million.

Sources of Revenues

         Our Secure Credentialing Division, formerly known as “Viisage,” which prior to December 15, 2005 comprised our sole business, generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer.

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

         Our SpecTal, LLC (“SpecTal”) division provides comprehensive security consulting services to U.S. government intelligence agencies.

         Our ComnetiX, Inc. (“ComnetiX”) division provides background screening services and fingerprint solutions to state and law enforcement agencies.

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

         Since the fourth quarter of 2003 our growth in revenues is due principally to acquisitions we consummated, as well as increased demand for our identity solutions related to heightened emphasis on secure credential issuance, document authentication and biometrics. We anticipate that the U.S. Department of State and another U.S. government agency will continue to be major customers for the foreseeable future. We also anticipate steadily increasing funding for major government programs such as TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

         We have pursued strategic acquisitions to complement and expand our existing products, and solutions. Our acquisitions since January 1, 2006 include:

•	Our February 2007 acquisition of ComnetiX, Inc. , which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community.

•	Our October 2006 acquisition of SpecTal, which provides comprehensive security and intelligence solutions, specializing in government consulting, training and technology development;

•	Our August 2006 merger with Identix, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our markets;

•	Our August 2006 acquisition of Iridian, which holds the leading iris recognition technology in the industry; and

•	Our February 2006 acquisition of SecuriMetrics, a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris technologies.

Impact of the Acquisitions

         The acquisitions have been included in the consolidated financial statements subsequent to the dates of acquisition.

         The Identix merger and the acquisitions of Iridian, SecuriMetrics, SpecTal, and ComnetiX, which have resulted in the consolidation of certain marketing resources, facilities and corporate functions of the separate entities in Stamford, Connecticut are expected to have a continuing material effect on our operations resulting from, but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the combined entities.

•	Rationalization of technology costs and research and development activities.

•	Realignment of business divisions to complement each division’s unique capabilities and rationalizing costs.

•	Leveraging the Company’s infracture to achieve higher revenues and profitability.

Reportable Segments and Geographic Information

Starting with our 2006 year, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. We currently operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, Adjusted EBITDA and operating income (loss). Operating results by segment for the three months ended March 31, 2007 and 2006 follow (in thousands):

	Three Months Ended

	March 31, 2007	March 31, 2006

Identity Solutions:
Revenues	$36,303	$17,850
Operating loss	(7,017)	(2,241)
Services:
Revenues	33,704	5,888
Operating income (loss)	1,003	(34)
Corporate
Revenues	—	—
Operating loss	—	—
Consolidated:
Revenues	$70,007	$23,438
Operating loss	(6,014)	(2,275)

Effective January 1, 2007 the Company began allocating corporate costs using a three factor formula based on assets, payroll, capital assets. Prior to the merger with Indentix all corporate costs were allocated to the Identity Solutions segment.

Revenues by market for the three months ended March 31, 2007 and March 31, 2006 were as follows (in thousands):

	Three months ended

	March 31, 2007	March 31, 2006

State and local	$28,557	$17,561
Federal	40,305	5,670
Commercial	1,145	207

	$70,007	$23,438

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended

	March 31, 2007	March 31, 2006

United States	$61,476	21,259
Rest of world	8,531	2,179

	$70,007	23,438

DEPENDENCE ON SIGNIFICANT CUSTOMERS

For the three month period ended March 31, 2007, one Federal government agency accounted for 26% of our consolidated revenues. For the three month period ended March 31, 2006, two Federal government agencies accounted for 37% of our consolidated revenues. As of March 31, 2007, we had an accounts receivable balance of approximately $13.4 million for one Federal government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of March 31, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $2.9 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

          The 2007 results of operations were significantly affected by the August 2006 Identix merger and the August 2006 acquisition of Iridian, October 2006 acquisition of SpecTal, and the 2007 acquisition of ComnetiX. Approximately $1.9 million of the operating loss recorded in 2007 is related to the aforementioned acquisitions.

Revenues

	Three months ended

	March 31, 2007	March 31, 2006

Revenues	$70,007	$23,438

Revenues for the three months ended March 31, 2007 were $70.0 million, which included $43.3 million related to the acquisition of Iridian, Identix, SpecTal and ComnetiX. Excluding the impact of the aforementioned acquisitions, revenues increased $3.3 million or 14% from the prior year period. Approximately $1.3 million of this increase is due to increased secured credentialing sales to federal and the state governments which include programs at U.S. State Department, U.S. Department of Defense, and the State of North Carolina, sales of document authentification readers. The remaining increase was due to increased sales of fingerprint services and sales of the Company’s hardware for iris and multi-modal biometric recognition devices.

Cost of revenues and gross margins

	Three months ended

	March 31, 2007	March 31, 2006

Cost of revenues	$46,177	$15,171
Amortization of purchased intangible assets	6,474	1,868

Cost of revenues	$52,651	$17,039
Gross profit	17,356	6,399
Gross margins	25%	27%

Cost of revenues increased by $35.6 million for the three months ended March 31, 2007, of which $34.7 million related to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Gross Margins in 2007 were impacted by an increase in fingerprint services sales and higher costs in the state drivers’ license contracts, which lowered margins compared to the prior year period. Included in the cost of revenues for the first quarter of 2007 was $6.5 million of amortization of purchased intangible assets, which increased by approximately $4.6 million from the prior year due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the acquisitions, gross margins increased to 32% in 2007, as a result of higher sales of higher margin multi-modal biometric products.

Sales and marketing expenses

	Three months ended

	March 31, 2007	March 31, 2006

Sales and marketing expenses	$5,461	$2,369
As a percentage of revenues	8%	10%

Sales and marketing expenses increased by approximately $3.1 million for the three month period ended March 31, 2007 from the prior year period, of which the acquisitions of Iridian, Identix, SpecTal and ComnetiX accounted for $2.3 million. The remaining increases is attributable additional investments in marketing resources. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. We expect our sales and marketing expenses to decline as a percentage of revenues in future quarters as we increase sales while leveraging our current cost structure.

Research and development expenses

	Three months ended

	March 31, 2007	March 31, 2006

Research and development expenses	$4,661	$1,611
As a percentage of revenues	7%	7%

Research and development expenses increased by approximately $3.1 million for the three months ended March 31, 2007, from the prior year period, of which approximately $2.3 million is due to the acquisitions of, Iridian, Identix and ComnetiX. Excluding the effects of the acquired businesses, expenses in 2007 increased by $0.7 due to the investment made in our corporate research center, which focuses on the development of biometric technologies. Research and development expense consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. We expect our research and development expenses to decline as a percentage of revenues in future quarters as we increase sales while leveraging our current cost structure.

General and administrative expenses

	Three months ended

	March 31, 2007	March 31, 2006

General and administrative expenses	$12,817	$4,577
As a percentage of revenues	18%	20%

General and administrative expenses increased by approximately $8.2 million for the three months ended March 31, 2007, from the prior year period of which approximately $5.5 million is due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the effects of acquired businesses, the increase for the three months ended March 31, 2007 compared to the prior year period, relate to stock based compensation expense, legal, professional and outside services incurred and the integration of several of our acquisitions. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance. We expect our general and administrative expenses to decline as a percentage of revenues in future quarters as we increase sales while leveraging our current cost structure.

Amortization of purchased intangible assets

	Three months ended

	March 31, 2007	March 31, 2006

Amortization of purchased intangible assets	$431	$117

Amortization expense of purchased intangible assets increased for the three month period ending March 31, 2007 from the comparable period in the prior year due to the acquisitions of Iridian, Identix, SpecTal, and ComnetiX.

Interest income and expense

	Three months ended

	March 31, 2007	December 31, 2006

Interest income	$67	$671
Interest expense	(1,771)	(6)

Interest (expense) income, net	$(1,704)	$665

For the three months ended March 31, 2007, net interest income decreased by approximately $2.4 million, as a result of the borrowings incurred under our credit facility in connection with the acquisitions of SpecTal in October 2006 and ComnetiX in February 2007. The 2006 acquisitions which were paid in cash decreased the cash balance from the $100.0 million investment made by L-1 Investment Partners LLC in late 2005.

Income Taxes

	Three months ended

	March 31, 2007	March 31, 2006

Income taxes	$1,088	$565

The provision for income taxes represents a deferred tax provision related to the amortization of tax deductible goodwill and state and local income tax provisions. The provision increased as a result of increased amortization of the tax deductible goodwill resulting from the acquisition of SpecTal.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2007, we had $5.8 million of working capital including $4.1 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we will require additional financing to further implement our acquisition strategy and in that connection evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. We may seek to raise additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.”

On October 19, 2006, we entered into an Amended and Restated Credit Agreement (the “Agreement”) by and among the Company, Bank of America, N.A. (the “Bank”), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150 million, with the potential for up to $50 million in additional borrowings. In order to borrow under the facility, we are required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25 million of the total facility amount may be used for the issuance of letters of credit. At March 31, 2007 we had approximately $47.7 million available under our revolving credit facility.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. We also have the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, with respect to base rate loans plus the margin described above. If we have not borrowed all available amounts under the facility, we must pay a commitment fee of 0.375% per annum on such unutilized amounts. At March 31, 2007, the interest rate was 6.8%. (1.5% over LIBOR).

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At March 31, 2007 the ratio was 5.65:1.0.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 3 I, 2006, March 31, 2007 and June 30, 2007, (ii) 4.75:1.00 at September 30,2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and June 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At March 31, 2007 the ratio was 2.7:1.00.

Under the terms of the Agreement, we may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and a future parent holding company of the Company may incur an additional $200 million of unsecured subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries, (iv) merge, consolidate, sell or otherwise dispose of substantially all of our assets, (v) make capital expenditures above certain thresholds, (vi) make investments, including acquisitions for cash in excess of $300,000,000 in the aggregate and (vii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At March 31, 2007 we were in compliance with covenants of the revolving credit facility.

	Three Months Ended

	March 31, 2007	March 31, 2006

Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,393	$3,701
Investing activities	(22,323)	(30,673)
Financing activities	19,440	1.028
Effect of exchange rates on cash and cash equivalents	74	(13)

Net decrease in cash and cash equivalents	$(916)	$(25,957)

Cash flows from operating activities decreased by approximately $2.3 million for the three months ended March 31, 2007 as compared to the corresponding period of the prior year. The net loss for the three months ending March 31, 2007 was $8.8 million, which included non-cash charges of $9.1 million for depreciation and amortization, $2.6 million for stock-based compensation, approximately $1.0 million for deferred income taxes and $0.2 million of other non-cash expenses. Excluding the impact of working capital changes described below, cash flows from operating activities increased to $4.1 million from $3.1 million for the three months ended March 31, 2007 compared to the corresponding period in the prior year. Other changes in operating assets and liabilities resulted in a net decrease in cash and cash equivalents as discussed below.

Cash paid for acquisitions in 2007 includes cash used to consummate the acquisition of ComnetiX as well as additional payments made in connection with a prior acquisition. Cash paid for acquisitions in 2006 related primarily to the acquisition of SecuriMetrics. Capital expenditures were approximately $1.8 million and $1.3 million for the three months ended March 31, 2007 and March 31, 2006, respectively, and was primarily related to the Company’s drivers’ licenses product line.

Net cash provided by financing activities was $19.9 million for the three months ended March 31, 2007, and was primarily related to our net borrowings of $18.0 million from our revolving credit agreement which was due to our purchase of ComnetiX and the proceeds received from exercises of common stock options by our employees, which was offset by the cost of financing fees. In the comparable period of 2006, cash from financing activities related primarily to proceeds from the issuance of stock options.

Working Capital

Accounts receivable related to our February 2007 acquisition of ComnetiX was approximately $2.6 million at March 31, 2007. Excluding ComnetiX, accounts receivable decreased by approximately $10.0 million as of March 31, 2007, from December 31, 2006, primarily due to improved collections.

Inventory increased by $3.1 million as of March 31, 2007 compared to December 31, 2006. Inventory related to the ComnetiX acquisition approximated $0.5 million as of March 31, 2007. Excluding ComnetiX, inventory increased by $2.6 million primarily as result of the Company building inventory for future contract deliveries.

Other current assets decreased by approximately $0.4 million. Excluding the acquisition of ComnetiX, other current assets decreased by $0.5 million primarily the result of changes in prepaid insurance and other decreases.

Accounts payable, accrued expenses and other current liabilities related to the acquisition of ComnetiX were $1.7 million at March 31, 2007. Excluding the impact of ComnetiX, accounts payable, accrued expenses and other current liabilities decreased to $57.2 million at March 31, 2007 from $60.0 million at December 31, 2006, primarily due to payment of legal, professional fees, insurance, and other expenses, including fees and expenses related to acquisitions, offset by additional accruals related to acquisitions.

Total deferred revenue related to the acquisition of ComnetiX was $2.3 million at March 31, 2007. Excluding the impact of the ComnetiX acquisition, the decrease was $0.9 million. The decrease is due to recognition of maintenance revenue and payments received on customer projects for which revenue recognition criteria was not met as of March 31, 2007.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 31, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$13,227	$2,911	$6,263	$1,517	$2,536

Debt and capital lease obligations	$136,318	$4,998	$19,992	$111,328	—

Included in debt is $98.0 million outstanding under our revolving debt facility that has a term of five years and bears interest at a variable rate, which was 6.8% at March 31, 2007. Additionally, the Company had capital lease obligations of approximately $0.2 million at March 31, 2007. The amount shown for debt includes interest assuming the revolving debt facility is paid at the end of its term.

The Company has consulting agreements with two related parties under which each receives annual compensation of $0.1 million through the earlier of July 2012 or commencement of full time employment elsewhere.

In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through June 30, 2014, up to maximum royalties of $27.5 million.

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

CONTINGENT OBLIGATIONS

Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives.

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

Valuation of goodwill and other long-lived and intangible assets

         Our long-lived assets include property and equipment, intangible assets and goodwill. As of March 31, 2007 the balances of property, plant and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $20.0 million, $168.0 million and $972.5 million, respectively.

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

         Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of March 31, 2007, future events could cause us to conclude otherwise.

         As a result of our acquisitions beginning in 2004, material amounts of goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to our merger with Identix and the acquisition of Iridian, the valuations are substantially complete. With respect to the acquisitions of ConnetiX and SpecTal, the valuations are preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

         We follow SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We perform the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an assessment of the fair value of the reporting units based on comparable companies using the guideline company method, the comparable transactions and the present value of future discounted cash flows, and comparing the results to the carrying amounts of the reporting units. Based upon these analyses, we have determined that the fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment as of October 31, 2006, the date of the annual impairment test.

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

Income Taxes

         We have recorded net deferred tax assets of $75.7 million at December 31, 2006, including the tax benefits of net operating losses aggregating $308.6 million. As a result of cumulative losses, we have concluded that pursuant to SFAS No. 109, it is more likely than not that the deferred tax assets will not be realized and accordingly have provided a full valuation allowance. In addition the Company has tax deductible goodwill and intangible assets of approximately $180.0 million as of December 31, 2006. Utilization of net operating loss carryforwards and future tax deductions is dependent upon achieving profitable results. Approximately $243.0 million of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analyses of past transactions. For federal income tax purposes, the Identix merger is accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are also subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards if Iridian and SecuriMetrics, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382.

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

         Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2007 and 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Expected volatility	91%	110%

Risk free interest rate	4.3%	4.4%

Expected life of options	6.3 Years	6.3 Years

Expected annual dividends	—	—

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

ITEM 3 — Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to interest rate risks primarily as it relates to borrowings under its revolving credit agreement which as of March 31, 2007 aggregated to $98 million and are denominated in dollars. These borrowings bear interest at variable rates, 6.8% at March 31, 2007; as a result the market value of the debt approximates its carrying amount. However the Company is exposed to increases in interest rates and benefits from decreasing interest rates.

         Our international operations’ results from transactions by our German and Canadian subsidiaries which are denominated in euros and Canadian dollars, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. Financial assets and liabilities denominated in euros aggregate $1.3 million and $1.2 million respectively. Financial assets and liabilities denominated in Canadian dollars aggregate $ 0.6 million and $0.8 million, respectively. As of March 31, 2007, the cumulative gain from foreign currency translation adjustments was approximately $0.8 million.

         Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We mitigate exchange rate volatility, by purchasing local currencies pursuant to currency forward contracts. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations. As of March 31, 2007, we had no foreign currency forward contracts open.

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

ITEM 4 – CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control and procedure, management recognized that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

         Changes in Internal Controls

         We have designed our internal controls over financial reporting to provide reasonable assurance that controls will achieve their objectives. As of December 31, 2006 we concluded that our internal controls over financial reporting provided such reasonable assurance. We also note that any control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be included as assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud and control breakdowns will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

                During the quarter ended March 31, 2007, we began the planning for the documentation, operation and assessment of internal control over financial reporting for the entities that were excluded from our assessment in 2006, as well as remediating internal control deficiencies identified in 2006, none of which constituted a significant deficiency or material weakness. Except as described above, there have been no significant changes in our internal control over financial reporting.

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

 PART II - OTHER INFORMATION

 ITEM 1 – LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007 the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. The Company believes that the allegations and claims made in this lawsuit are without merit and the Company intends to defend the action vigorously. The Company is not able to estimate the ultimate amount of the loss, if any, allegedly suffered by members of the putative class or the ultimate amount of legal costs and internal efforts associated with defending the Company and officers and directors. The Company’s insurance carrier is currently paying the defense costs of the Company and the individual defendants. Based on all facts and circumstances, including available insurance policies, management believes that it is unlikely that the eventual resolution of the litigation will have a material adverse effect on the consolidated financial statements.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. Oral arguments have not yet been scheduled by the court. The Company has filed a motion to dismiss the federal court action. The Company believes that the allegations and claims made in the derivative lawsuit are without merit and intends to defend the action vigorously.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation.) (“LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court (1) allowed LG to further amend its complaint to add additional allegations of antitrust violations by Iridian and (2) rejected LG’s attempt to add L-1 and SecuriMetrics as defendants in the litigation. At this time, the parties are continuing extensive fact discovery. The court has not entered a formal scheduling order, but has set a conference for June 6, 2007 at which time the parties are expected to discuss scheduling and the possibility of further amending their claims and counter claims. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, the parties have not completed discovery and accordingly, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In July 2006, Identix received an ordinary course call from the Office of Export Enforcement (“BIS”) requesting copies of shipping documentation related to a prior shipment of Identix products. In the process of retrieving the documentation, Identix determined that its shipping department had incorrectly completed the relevant documentation, and Identix promptly informed BIS of the error. Identix promptly thereafter initiated an internal review of compliance with its own export compliance policies and export regulations. During the course of the internal review, additional shipping documentation discrepancies were identified. In September 2006, Identix voluntarily disclosed such discrepancies to BIS and retained an independent consultant to supplement Identix’ internal review of export compliance. In January 2007 Identix notified BIX of its final findings arising from the internal review. While monetary penalties arising out of Identix’ inadvertent discrepancies are a possible result of Identix’ findings and voluntary disclosures to BIS, based on information currently available, L-1 does not believe that liabilities or penalties arising out of these discrepancies will have a material adverse effect on the business, operations or financial results of L-1.

 From time to time in the ordinary course of business, the Company is involved in disputes with third parties, including former employees of the Company. Identix Incorporated, a wholly owned subsidiary of the Company, was recently a defendant in one lawsuit filed by a former employee of Identix in the Fresno County Superior Court of California alleging, among other things, wrongful discharge. In a separate dispute, in June 2006 another former employee of Identix filed a lawsuit in the U.S. District Court for the Central District of California alleging, among other things, unlawful wage rate discrimination based on gender. Both of these cases were resolved by Identix in March 2007 without material cost or liability to the Company.

ITEM 1A – RISK FACTORS

 This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management ‘‘believe’’, ‘‘expect’’, ‘‘anticipate’’, ‘‘plan’’ and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Risks Related to Our Business

We have a history of operating losses.

         We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in net losses in each year, including a net loss of $31.0 million in 2006 and a net loss of $8.8 million for the three months ended March 31, 2007. At March 31, 2007, we had an accumulated deficit of approximately $96.3 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as related security consulting services. Although we were profitable in the fourth quarter of 2006, we cannot provide any assurance that we will achieve profitability on an annual basis in the future.

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

         There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2006, our backlog approximated $523.0 million, $250.0 million of which is estimated to be realized in the following twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

We derive a significant portion of our revenue from federal government customers, the loss of which could have an adverse effect on our revenue.

         For the three month period ended March 31, 2007, one Federal government agency accounted for 26% of our consolidated revenues. For the three month period March 31, 2006, the U.S. Department of State accounted for 15% of our consolidated revenues. As of March 31, 2007, we had an accounts receivable balance of approximately $13.4 million for one Federal government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of March 31, 2006, the U.S. Department of State was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 million. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

We have been named as a defendant in a putative class action lawsuit, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

         As described below in Item 1, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against Viisage in the United States District Court for the District of Massachusetts. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage and certain of Viisage’s then officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of Viisage’s stock during the period May 12, 2004 through March 2, 2005. In February 2007 all claims related to the Georgia driver’s license contract were dismissed. We are not able to estimate the ultimate amount of the loss allegedly suffered by members of the putative class or the ultimate amount of legal costs and internal efforts associated with defending ourselves and our officers and directors. If we are unsuccessful in defending ourselves in this litigation, this lawsuit could adversely affect our business, financial condition, results of operations and cash flows as a result of the damages that we would be required to pay. We cannot be certain that we will be successful in this litigation.

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

         For the three months ended March 31, 2007 we derived approximately 12% of our total revenues from international sales. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

         We expect that we will have increased exposure to foreign currency fluctuations. As of March 31, 2007, our accumulated other comprehensive income includes foreign currency translation adjustments of $0.8 million. In addition, we have significant Japanese yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese yen-denominated transactions could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

         For example, we are currently involved in a dispute with LG Electronics, Inc. and its subsidiary relating to the termination of such a relationship. As a result of this dispute, LG has alleged the invalidity of Iridian’s patents, copyrights and trade secrets. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology. See Item 1. “Legal Proceedings.”

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

         The installation of our secure credentialing systems requires capital expenditures. Moreover, our strategy includes growth of our business through acquisitions. At March 31, 2007, we had cash and cash equivalents of $4.1 million and availability under our line of credit of $47.7 million. While we believe we have adequate capital resources to meet current working capital requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have ongoing capital needs as we continue to expand our business. If we require additional financing, we may be unsuccessful in raising additional financing or we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our development and expansion plans or to implement certain cost reduction initiatives resulting in the curtailment of our operations.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

         Much of our future success depends on the continued service and availability of our senior management, including our Chairman of the Board, President and Chief Executive Officer, Robert V. LaPenta, and other members of our executive team. These individuals have acquired specialized knowledge and skills with regards to advanced technology identity solutions. The loss of any of these individuals could severely harm our business. Our business is also highly dependent on our ability to retain, hire and motivate talented highly skilled personnel. Experienced personnel in the advanced technology identity solutions industry are in high demand and competitions for their talents are intense. If we are unable to successfully attract, retain and motivate key personnel, our business may be severely harmed.

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

         In connection with the Aston investment, Aston became the largest stockholder of L-1, owning approximately 10.5% of our outstanding common stock. In addition, Lau Technologies, or (‘‘Lau’’), and Mr. Buddy Beck, beneficially own approximately 3% and 3%, respectively, of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC), Lau and Mr. Beck have an influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC, Aston, Lau and Mr. Beck, including:

•	Mr. Robert V. LaPenta, the founder and Chief Executive Officer of L-1 Investments Partners LLC, is Chairman of our board of directors and Chief Executive Officer and President;

•	Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce who are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President and of Corporate Communications, respectively;

•	we acquired intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on certain of our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Ms. Joanna Lau, the President of Lau, and her spouse Mr. Denis K. Berube, the Chief Operating Officer of Lau who also serves as a director on our board of directors, under which we will pay each of Ms. Lau and Mr. Berube $0.1 million per year through the earlier of January 10, 2012 or the commencement of the consultants’ full-time employment elsewhere. Mr. Berube and Ms. Lau own a majority of Lau’s stock;

•	in connection with the acquisition of TDT in February 2004, Mr. Beck was elected a member of our board of directors and we entered into a consulting agreement with Mr. Beck under which we agreed to pay Mr. Beck $0.3 million per year for two years. The consulting agreement expired on April 14, 2006.

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

         We may encounter substantial difficulties, costs and delays in integrating our operations with Identix and other recently acquired companies, including SpecTal, SecuriMetrics, IBT, Iridian and ComnetiX, Inc. such as:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense (such as the dispute with LG assumed with in connection with our acquisition of Iridian and described under “Item 1. Legal Proceedings.”)

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

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

         At March 31, 2007 goodwill and other intangible assets are $972.5 million and $168.0 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

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

None

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

 L-1 IDENTITY SOLUTIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2007	By:	/s/ JAMES A. DEPALMA
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