Form 10-Q
period 2007-06-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2007-08-03
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to                 .

Commission File Number 001-33002

L-1 IDENTITY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-08087887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer                     Accelerated Filer                    Non-Accelerated Filer

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes       No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2007
Common stock, $.001 par value	74,934,131

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1 —	Unaudited Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the six months ended June 30, 2007 and the year ended December 31, 2006	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 —	Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	43
Item 1A —	Risk Factors	44
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3 —	Defaults Upon Senior Securities	54
Item 4 —	Submission of Matters to a Vote of Security Holders	55
Item 5 —	Other Information	55
Item 6 —	Exhibits	55
SIGNATURES		56
EXHIBIT INDEX		57

PART 1 — FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,086	4,993
Accounts receivable, net	69,832	61,513
Inventory	14,785	10,967
Other current assets	3,690	4,529
Total current assets	94,393	82,002
Property and equipment, net	20,985	19,928
Goodwill	974,417	951,443
Intangible assets, net	161,702	170,098
Other assets, net	11,188	3,754
Total assets	$1,262,685	$1,227,225
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$61,181	$54,807
Current portion of deferred revenue	9,978	10,331
Other current liabilities	3,535	5,206
Total current liabilities	74,694	70,344
Deferred tax liability	6,471	4,394
Deferred revenue, net of current portion	3,838	3,734
Long-term debt	175,000	80,000
Other long-term liabilities	830	1,668
Total liabilities	260,833	160,140
Shareholders’ equity	1,001,852	1,067,085
Total liabilities and shareholders’ equity	$1,262,685	$1,227,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$90,099	$24,868	$160,106	$48,306
Cost of revenues:
Cost of revenues	55,856	15,703	102,033	30,778
Amortization of purchased intangible assets	6,492	2,021	12,965	3,889
Total cost of revenues	62,348	17,724	114,998	34,667
Gross profit	27,751	7,144	45,108	13,639
Operating expenses:
Sales and marketing	7,444	2,840	12,904	5,336
Research and development	4,551	1,863	9,212	3,546
General and administrative	12,946	3,643	26,027	8,117
Amortization of purchased intangible assets	700	141	868	258
Total operating expenses	25,641	8,487	49,011	17,257
Operating income (loss)	2,110	(1,343)	(3,903)	(3,618)
Interest income	99	496	166	1,166
Interest expense	(2,271)	(43)	(4,043)	(49)
Other income, net	73	11	47	28
Income (loss) before income taxes	11	(879)	(7,733)	(2,473)
Provision for income taxes	(1,208)	(751)	(2,295)	(1,315)
Net loss	$(1,197)	$(1,630)	$(10,028)	$(3,788)
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.14)	$(0.13)
Weighted average basic and diluted common shares outstanding	71,257	29,076	71,895	29,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss
(In thousands)
Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pre-paid Forward Contract To Purchase Common Stock	Other Comprehensive Gain (Loss)	Total
Balance, January 1, 2006	$29	$333,456	$(56,427)	$—	$(2,398)	$274,660
Exercise of employee stock options	1	7,180	—	—	—	7,181
Common stock issued for directors’ fees	—	288	—	—	—	288
Common stock issued under employee stock purchase plan	—	53	—	—	—	53
Common stock issued for acquisition, net of issuing costs	43	769,931	—	—	—	769,974
Fair value of vested stock options and warrants assumed for acquisition	—	35,103	—	—	—	35,103
Retirement plan contributions paid in common stock	—	288	—	—	—	288
Stock-based compensation expense	—	7,492	—	—	—	7,492
Foreign currency translation adjustment	—	—	—	—	3,083	3,083
Net loss	—	—	(31,037)	—	—	(31,037)
Comprehensive Loss
Balance, December 31, 2006	73	1,153,791	(87,464)	—	685	1,067,085
Exercise of employee stock options	1	7,521	—	—	—	7,522
Common stock issued for directors’ fees	—	272	—	—	—	272
Common stock issued under employee stock purchase plan	—	1,119	—	—	—	1,119
Retirement plan contributions paid in common stock	—	148				148
Pre-paid forward contract	—	—	—	(69,808)	—	(69,808)
Stock-based compensation expense	—	4,352	—	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	1,190	1,190
Net loss			(10,028)			(10,028)
Comprehensive Loss
Balance, June 30, 2007	$74	$1,167,203	$(97,492)	$(69,808)	$1,875	$1,001,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flow from Operating Activities:
Net loss	$(10,028)	$(3,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,419	8,511
Stock-based compensation expense	5,093	1,411
Retirement plan contributions paid in common stock	148	—
Deferred income taxes	2,207	1,016
Amortization of deferred financing costs	417	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,544)	(962)
Inventory	(3,029)	(543)
Other assets	(144)	(586)
Accounts payable, accrued expenses and other liabilities	426	(1,299)
Deferred revenue	(2,728)	982
Net cash provided by operating activities	5,237	4,742
Cash Flow from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(25,349)	(30,567)
Capital expenditures	(5,965)	(3,463)
Other assets	179	(563)
Net cash used in investing activities	(31,135)	(34,593)
Cash Flow from Financing Activities
Net repayments under revolving credit agreement	(80,000)	—
Principal payments on long-term debt	(623)	(88)
Proceeds from senior convertible notes	175,000	—
Payment of pre-paid forward contract	(69,808)	—
Financing costs	(5,965)	—
Proceeds from issuance of common stock	8,319	1,226
Net cash provided by financing activities	26,923	1,138
Effect of exchange rate changes on cash and cash equivalents	68	(32)
Net increase (decrease) in cash and cash equivalents	1,093	(28,745)
Cash and cash equivalents, beginning of period	4,993	72,385
Cash and cash equivalents, end of period	$6,086	$43,640
Supplemental Cash Flow Information:
Cash paid for interest	$2,550	$48
Cash paid for income taxes	$176	$332

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

The Company has developed and acquired complementary technologies and businesses that allow it to offer a full range of secure credentialing and biometric solutions, including facial, fingerprint and iris recognition solutions and technologies, as well as security solutions to customers.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in accordance with Section 251(g) of the Delaware General Corporation Law (the ‘‘DGCL’’) in order to facilitate its announced convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) offering and in order to facilitate the structuring of potential future acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (‘‘L-1 Operating Company’’, previously known as L-1 Identity Solutions, Inc.) The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The holding company organizational structure was affected pursuant to an Agreement and Plan of Reorganization (the ‘‘Merger Agreement’’) among L-1 Operating Company, the Company and L-1 Merger Co., a Delaware corporation and wholly owned subsidiary of the Company (‘‘Merger Co.’’). The Merger Agreement provided for the merger of Merger Co. with and into L-1 Operating Company, with L-1 Operating Company surviving as a wholly owned subsidiary of the Company (the ‘‘Merger’’). The Merger was consummated on May 16, 2007.

By virtue of the Merger, all of the outstanding capital stock of L-1 Operating Company was converted, on a share for share basis, into capital stock of the Company. As a result, each former shareholder of L-1 Operating Company became the owner of an identical number of shares of common stock of the Company. Additionally, each outstanding stock option and warrant to purchase shares of common stock of L-1 Operating Company was automatically converted into a stock option or warrant to purchase, upon the same terms and conditions, an identical number of shares of the Company’s common stock. The conversion of the shares of common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of L-1 Operating Company are deemed to represent the same number of shares of common stock of the Company. Upon consummation of the Merger, the Company’s common stock was deemed to be registered under Section 12(b) of the Securities Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), the Company is the successor issuer to L-1 Operating Company. Pursuant to Section 251(g) of the DGCL, the provisions of the certificate of incorporation and bylaws of the Company are substantially identical to those of L-1 Operating Company prior to the Merger. The authorized capital stock of the Company, the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also substantially identical to those of the capital stock of L-1 Operating Company prior to the Merger. The directors of the Company are the same individuals who were directors of L-1 Operating Company prior to the Merger. The executive officers of the Company and L-1 Operating Company are the same.

In connection with the consummation of the Merger, the Company entered into an Assignment and Assumption Agreement with L-1 Operating Company. Pursuant to the terms of the Assignment and Assumption Agreement the Company assumed L-1 Operating Company’s obligations under (i) certain plans, arrangements and agreements of L-1 Operating Company and its subsidiaries relating to stock options, employment or compensation, and (ii) certain other agreements. The other liabilities of L-1 Operating Company, including contingent liabilities, were not assumed by the Company in the Merger and therefore continue to be the obligations of L-1 Operating Company, and the assets of L-1 Operating Company were not transferred to the Company and therefore continue to be assets of L-1 Operating Company.

The Company has no operations other than those carried through its investment in L-1 Operating Company, except the financing operations related to the issuance of the convertible notes, and substantially all of its assets consist of its investment in L-1 Operating Company. At June 30, 2007, the Company’s investment in L-1 Operating Company approximated $1,171.9 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of L-1 and its subsidiaries, all of which are wholly owned. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, warrants and stock options. Actual results could differ materially from those estimates.

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Identity Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting services and government consulting services. A customer, depending on its needs, may order hardware, equipment, consumables or software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

On January 1, 2006, L-1 adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. L-1 uses the Black-Scholes valuation method to estimate the fair value of option awards. The compensation expense related to share-based payments is recognized over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate valuation method and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock options in 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected common stock price volatility	61%	110%	65%	110%
Risk free interest rate	4.3%	4.3%	4.3%	4.3%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. In the second quarter of 2007, the Company reviewed the historical volatility of its common stock and used a weighted average method that more accurately reflects volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from Staff Accounting Bulletin No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the 6.3 years of expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense was $2.5 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and includes $0.1 million related to restricted stock for both periods. Stock-based compensation expense was $5.1 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively, and includes $0.2 million and $47,000, respectively, related to restricted stock. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the condensed consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006 and did not capitalize any such costs. The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of revenues	$209	$84	$352	$169
Research and development	260	130	485	227
Sales and marketing	492	187	897	358
General and administrative	1,553	351	3,359	657
	$2,514	$752	$5,093	$1,411

In addition during the six months ended June 30, 2007, the Company issued common stock of approximately $0.1million as contributions to a retirement plan.

Computation of Net Loss per Share

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, ‘‘Earnings per Share.’’ Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of dilutive common and common equivalent shares outstanding during the period.

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 4.8 million and 4.7 million common equivalent shares for the three and six month periods ended June 30, 2007, respectively, and the impact of approximately 4.4 million of common stock equivalent shares for both the three and six months periods ended June 2006, respectively, were not reflected in the dilutive net loss per share calculations as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes    for the three and six months period ended June 30, 2007 on diluted earnings per share utilizing the ‘‘if converted’’ method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three and six months periods ended June 30, 2007, the effect was antidilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns pursuant which for a payment of $69.8 million to purchase 3,490,400 shares of the Company’s common stock at a price of $20.00 per share. Pursuant to SFAS No. 150, the number of shares to be delivered under the contract is used to reduce basic and weighted average diluted shares outstanding for earnings per share purposes.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The adoption of Interpretation No. 48 on January 1, 2007 did not have a material impact on the consolidated financial statements.

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

3.    STOCK OPTIONS

Stock Options

The following table summarizes the stock option activity from January 1, 2007 through June 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,370,051	$12.96
Granted	1,641,481	18.41
Exercised	(732,936)	10.30
Canceled/expired/forfeited	(133,904)	21.55
Outstanding at June 30, 2007	7,144,692	$14.62	7.43	$46,456,789
Vested or expected to vest at June 30, 2007(1)	5,401,387	$11.05	7.43	$35,121,332
Exercisable at June 30, 2007	3,434,351	$12.38	5.41	$31,080,312

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as of June 30, 2007 was $30.7 million and will be amortized over a weighted average period of 3.3 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $4.6 million and $6.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

The recognition of a tax benefit related to the exercise of stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized. In May 2007, the Company’s shareholders approved an increase from 2 million to 4 million available issuance of common stock for share based awards issued under the 2005 long-term incentive plan.

4.    INCOME TAXES

The income tax provision for the three and six months ended June 30, 2007 and 2006 includes approximately $1.1 million and $0.5 million, and $2.1 million and $1.0 million, respectively, which represent the aggregate increase of a deferred tax asset resulting from losses incurred during the periods, a full valuation allowance against such deferred tax asset and an additional provision. Pursuant to SFAS No. 109, such additional provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision comprises foreign and state income tax expense.

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended subsequent to December 31, 2002. The condensed consolidated financial statements do not include any provision for interest or penalties. In the event interest and penalties are incurred, the Company may make an election to account for interest expense and penalties related for income tax issues as income tax expense.

5.    RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (‘‘Aston’’), an affiliate of L-1 Investment Partners LLC, Lau Technologies (‘‘Lau’’), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, and Mr. Buddy Beck, also a member of the board of directors of the Company beneficially own approximately 10.9%, 3.5% and 1.9%, respectively, of L-1’s outstanding common stock. Mr. Robert V. LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston Capital Partners, L.P., respectively. Mr. LaPenta is the Chairman of the board of directors, Chief Executive Officer and President of the Company. Mr. DePalma is the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of July 10, 2012 or commencement of full time employment elsewhere. As of June 30, 2007, approximately $0.1 million represents the outstanding balance owed to them as no payments were made in 2007, and for the three and six months ended June 30, 2006, approximately $0.1 million was paid in the aggregate to Mr. Berube and Ms. Lau under the consulting agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to maximum royalties of $27.5 million. Royalty expense included in cost of revenues was approximately $12,000 and $36,000 for the three months and six months ended June 30, 2007, respectively, and $6,000 and $39,000 for the three months and six months ended June 30, 2006, respectively.

In connection with a consulting agreement which terminated in April 2006, Mr. Beck received annual compensation of $0.3 million. For the three months and six months ended June 30, 2006, Mr. Beck was paid $50,000 and $0.1 million, respectively, for these services. At June 30, 2007, there was no outstanding balance owed to Mr. Beck.

In connection with the merger with Identix Incorporated (‘‘Identix’’) and the acquisition of SecuriMetrics, Inc. (‘‘SecuriMetrics’’) in 2006, the Company paid L-1 Investment Partners LLC a one time fee of $2.5 million for professional services related to these acquisitions. Approximately $2.0 million and $0.5 million of this fee has been included in the cost of the acquisition of Identix and SecuriMetrics, respectively.

In connection with the merger with Identix, Aston and the Company agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company, which is estimated at $0.7 million annually. For the three and six months ended June 30, 2007, the Company incurred costs of $0.2 million and $0.4 million, respectively.

In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns Companies, Inc. (‘‘Bear Stearns’’) pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is an executive and senior investment banker at Bear Stearns involved with the engagement and certain employees of Bear Stearns have substantial personal investments in Aston. Pursuant to the letter agreement, Bear Stearns was entitled to a fee of $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

Bear Stearns is party to the revolving credit agreement under which it was paid $0.2 million and $0.6 million in interest for the three and six months ended June 30, 2007, respectively, and there were no interest payments for the three and six months ended June 30, 2006. No borrowings were outstanding at June 30, 2007. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. The purchasers of the Convertible Notes, including Bear Stearns, are parties to a registration rights agreement under which the Company has agreed to file a shelf registration statement covering resales of the Convertible Notes and shares of common stock issuable upon the conversion of Convertible Notes. Also on May 17, 2007, the Company, entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock or 69.8 to be delivered in 5 years. Also, Bear Stearns makes a market for the Convertible Notes.

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

In December 2005, Aston completed a $100.0 million investment in and became the beneficial owner of more than 5% of the Company’s outstanding common stock. In accordance with the terms of the investment agreement, the Company issued to Aston warrants to purchase an aggregate of

1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, of which 1,493,333 at June 30, 2007 are currently exercisable and 106,667 vest if gross revenues for four consecutive quarters equal or exceed $300 million.

In connection with the acquisition of IBT in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 280,000 are currently exercisable and 160,000 will become exercisable upon IBT meeting a specified level of operating performance.

On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

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

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30, 2007		Six months ended June 30, 2007		As of June 30, 2007
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)	Total Assets	Goodwill
Identity Solutions	$53,196	$2,061	$89,499	$(4,954)	$1,026,173	$819,451
Services	36,903	49	70,607	1,051	211,624	154,966
Corporate	—	—	—	—	24,888	—
	$90,099	$2,110	$160,106	$(3,903)	$1,262,685	$974,417

	Three months ended June 30, 2006		Six months ended June 30, 2006		As of June 30, 2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)	Total Assets	Goodwill
Identity Solutions	$19,872	$(1,054)	$37,723	$(3,294)	$230,736	$117,565
Services	4,996	(289)	10,583	(324)	67,683	58,710
	$24,868	$(1,343)	$48,306	$(3,618)	$298,419	$176,275

Corporate assets consist mainly of cash and cash equivalents and deferred financing costs. Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on sales, payroll and capital assets. Prior to the merger with Identix, all corporate costs were allocated to the Identity Solutions segment.

Revenues by market are as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
State and local	$28,661	$11,892	$57,218	$21,652
Federal	57,883	11,511	98,188	22,514
Commercial	3,555	1,465	4,700	4,140
	$90,099	$24,868	$160,106	$48,306

The Company’s operations outside the United States include a wholly owned subsidiary in Bochum, Germany and ComnetiX, which has operations in Ontario, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Six months ended		Total assets as of
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
North America	$82,542	$23,225	$144,018	$44,491	$1,210,785	$268,366
Rest of the World	7,557	1,643	16,088	3,815	51,900	30,053
	$90,099	$24,868	$160,106	$48,306	$1,262,685	$298,419

The Company did not have significant international sales to individual countries for the periods presented.

For the three and six month periods ended June 30, 2007, two Federal government agencies accounted for 32% and 30% of consolidated revenues, respectively. For the three and six month period ended June 30, 2006, two Federal government agencies accounted for 35% of consolidated revenues for both periods. As of June 30, 2007, the Company had an accounts receivable balance of approximately $20.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of June 30, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $2.9 million.

7.    ACQUISITIONS

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (‘‘ACI’’), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, subject to adjustment based on ACI’s closing working capital, as defined. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2007 and 2008, the Company will make additional payments of a maximum amount of $6.0 million. The acquisition was funded with borrowings under the revolving credit agreement. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities.

On July 13, 2007, the Company acquired McClendon Corporation (‘‘McClendon’’). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock. The share price was based on an average for a specified period prior to closing, for a total consideration of $66.0 million, subject to adjustment based on McClendon’s closing working capital, as defined. The cash portion of the acquisition was funded with borrowings under the revolving credit agreement. The shares of common stock were issued in a private placement without registration under the Securities Act of 1933 and the

Company has agreed to file a shelf registration statement with respect to the resale of such shares. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio.

On February 21, 2007, the Company acquired ComnetiX, Inc. (‘‘ComnetiX’’) which provides biometric identification and authentication technologies to private and public sector companies in Canada and the United States. The Company acquired ComnetiX because of its presence in the fingerprint services segment of the Canadian market and complementary base of customers, particularly within the law enforcement community. ComnetiX is included in the Services reporting segment. The results of operations of ComnetiX have been included in the condensed consolidated statements of operations from the date of acquisition.

The aggregate purchase price of ComnetiX was approximately $18.9 million, including $0.8 million in transaction costs, all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows:

Current assets	$4,539
Other assets	491
Current liabilities	(5,754)
Note payable – long- term	(50)
Intangible assets	4,724
Goodwill	14,908
$18,858

The purchase price allocation of ComnetiX is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is deductible for income tax purposes.

The following gives pro forma effect to the acquisition of ComnetiX as if it had occurred at the beginning of each period presented (in thousands except per share amounts)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2006
Revenues	$161,632	$53,606	$27,668
Net loss	(11,685)	(6,888)	(2,830)
Basic and dilutive loss per share	(0.16)	(0.24)	(0.10)

The pro-forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company acquired ComnetiX on the date indicated.

8.    ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	June 30, 2007	December 31, 2006
Purchased parts and materials	$11,479	$8,482
Work in progress	182	209
Finished goods	3,124	2,276
Total Inventory	$14,785	$10,967

Approximately $3.2 million of inventory was maintained at customer sites at both June 30, 2007 and December 31, 2006.

Property and equipment (in thousands):

	June 30, 2007	December 31, 2006
System assets	$50,345	$48,437
Computer and office equipment	4,244	4,377
Software	2,443	1,994
Machinery and equipment	1,340	678
Leasehold improvements	882	423
Other- including tooling and demo equipment	4,717	2,595
	63,971	58,504
Less accumulated depreciation and amortization	42,986	38,576
Property and equipment, net	$20,985	$19,928

For the three months ended June 30, 2007 and 2006, depreciation and amortization expense of property and equipment was $2.4 million and $2.3 million, respectively. For the six months ended June 30, 2007 and 2006, depreciation and amortization expense of property and equipment was $4.5 million and $4.3 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the six months ended June 30, 2007 (in thousands):

	Identity Solutions	Services	Total
Balance beginning of period	$813,435	$138,008	$951,443
ComnetiX acquisition	—	14,908	14,908
Additional purchase price consideration for SpecTal	—	1,429	1,429
Iridian acquisition purchase price allocation adjustment	6,000	—	6,000
Other adjustments	16	621	637
	$819,451	$154,966	$974,417

Intangible Assets (in thousands):

	June 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Completed technology	$124,352	$(17,297)	$124,452	$(7,462)
Core technology	5,850	(1,448)	5,500	(785)
Trade names and trademarks	27,774	(1,418)	25,600	(557)
Customer contracts and relationships	34,196	(12,325)	31,692	(9,785)
Other	3,064	(1,046)	2,103	(660)
	$195,236	$(33,534)	$189,347	$(19,249)

Amortization of intangible assets was $7.0 million and $13.9 million for the three months and six months ended June 30, 2007, respectively. For the three and six month periods ended June 30, 2006, amortization of intangible assets was $2.1 million and $4.2 million, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $29.0 million, $29.5 million, $25.2 million, $23.6 million, $22.3 million and $32.1 million.

Products and Services Revenues:

The following represents details of the products and services for revenues for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Government consulting services	$18,890	$1,377	$36,916	$2,839
Fingerprinting services	15,023	4,996	29,107	10,583
Drivers’ licenses	7,589	7,421	15,588	14,449
Software, hardware, and consumables	41,072	9,123	62,145	16,823
Maintenance and other services	7,525	1,951	16,350	3,612
Total revenues	$90,099	$24,868	$160,106	$48,306

Comprehensive Loss:
Net (Loss)	$(1,197)	$(1,630)	$(10,028)	$(3,788)
Translation Gain	1,088	1,080	1,190	1,718
Total	$(109)	$(550)	$(8,838)	$(2,070)

9.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$—
Borrowings under revolving credit agreement	—	80,000
	$175,000	$80,000

On May 17, 2007, the Company issued $175.0 million of convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or common stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $170.2 million. Pursuant to the provisions of SFAS No. 133, EITF 90-19 and EITF 01-06, the embedded conversion feature has not been deemed a derivative since the conversion feature is indexed to Company’s stock and would be classified as equity.

The Notes are governed by an indenture, dated May 17, 2007 (the ‘‘Indenture’’), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, ‘‘VWAP’’) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price the Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after June 30, 2007, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

The Notes bear interest at a rate of 3.75% per year payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning November 15, 2007. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. The holders may require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020. Pursuant to the provision of SFAS Nos. 150 and 133, the embedded redemption and repurchase provisions have not been separated from the host contracts and accounted for as derivatives because such embedded derivatives are deemed to be clearly and closely related to the host contract.

The Convertible Notes are structurally subordinated to all liabilities of L-1 Operating Company. Under the term of the revolving credit agreement, L-1 Operating Company may not make any dividend payment to the Company except to permit the Company to make scheduled interest payments on the subordinated debt up to a maximum of $10.0 million per year and certain administrative expenses. However, the Company may prepay, redeem or repurchase the convertible notes in amounts not in excess of proceeds from the issuance of additional equity securities of the Company.

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. The proceeds from the convertible note offering were used to repay the outstanding balance of the revolving credit facility. At June 30, 2007, the Company had approximately $145.1 million available under the revolving credit facility. Subsequent to June 30, 2007, the Company borrowed approximately $105.0 million to fund the acquisitions of McClendon and ACI.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company also has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, it must pay a commitment fee of 0.375% per annum on such unutilized amounts. At June 30, 2007, there was no debt outstanding under the Agreement.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At June 30, 2007 the ratio was 7.73:1.0.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 31, 2006, March 31, 2007 and June 30, 2007, (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and June 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At June 30, 2007 the ratio was 0.12:1.00.

Under the terms of the Agreement, L-1 Operating Company may incur, assume or guarantee additional unsecured subordinated indebtedness of up to $25.0 million and the Company may incur an additional $25.0 million of unsecured subordinated indebtedness (this additional debt capacity was $200 million prior to the Company’s issuance of $175 million of Convertible Notes). Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At June 30, 2007, the Company was in compliance with its covenants under the revolving credit facility.

10.    PRE-PAID FORWARD CONTRACT

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. As required by SFAS No. 150, the fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of shareholder’s equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.

11.    CONTINGENCIES

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW (the ‘‘Securities Litigation’’). The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court, notice of the terms of the settlement must be provided to all potential members of proposed class, and the Court must enter a final judgment finding that the settlement is fair to class members. On July 23, 2007, the lead plaintiffs filed a motion for preliminary approval with the Court. The timing of the other steps necessary to complete the settlement process is at the discretion of the Court. Under the terms of the Stipulation of Settlement, the defendants will make a payment to the plaintiff class in the amount of $2.3 million. That payment will be funded by the Company’s directors and officer’s insurance carrier.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company has filed a motion to dismiss the federal court action. Oral argument on that motion has been scheduled for August 13, 2007. The Company believes that the allegations and claims made in the remaining derivative lawsuit are likewise without merit and intends to defend the action vigorously.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in

New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants. On August 21, 2007, the court will hear Iridian’s request to assert additional counterclaims against LG. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in our 2006 Annual Report on Form 10-K and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.

Business Overview

L-1 Identity Solutions, Inc. (‘‘L-1’’ or the ‘‘Company’’) provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, border management, anti-terrorism, and security. The Company also provides comprehensive security solutions to U.S. government intelligence agencies.

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

Our revenues increased to $90.1 million and $160.1 million for the three and six months ended June 30, 2007, respectively, from the $24.9 million and $48.3 million for the three and six months ended June 30, 2006. Our net loss decreased to $1.2 million from $1.6 million for the three months ended June 30, 2007 and increased to $10.0 million from the $3.8 million for the six months ended June 30, 2007 as compared to the corresponding periods in 2006. The results for 2007 also include additional amortization expense of intangible assets of $5.7 million and $10.7 million for the three and six month periods ended June 30, 2007, respectively, and stock compensation expense of $0.5 million and $0.9 million, respectively, related to businesses acquired after June 30, 2006.

Sources of Revenues

Our Secure Credentialing Division, formerly known as ‘‘Viisage,’’ which prior to December 15, 2005 comprised our sole business, generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer.

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

Our SecuriMetrics, Inc. (‘‘SecuriMetrics’’)/Iridian Technologies, Inc. (‘‘Iridian’’) division generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary biometrics capture devices bundled together with our proprietary software, as well as sales of licenses and software.

Our Integrated Biometric Technology, Inc. (‘‘IBT’’)/Identix Identification Services, Inc. (‘‘IIS’’) division generates revenues through the sales of background screening products and services. Our ComnetiX, Inc. (‘‘ComnetiX’’) division is being integrated into our IBT division and provides background screening services and fingerprint solutions to state and law enforcement agencies

Our SpecTal, LLC (‘‘SpecTal’’) division provides comprehensive security consulting services to U.S. government intelligence agencies.

On July 13, 2007, we acquired McClendon Corporation (‘‘McClendon’’). McClendon provides technical and professional services to the U.S. intelligence and military communities. The purchase price comprised $33.0 million in cash and 1.6 million shares of common stock valued at $33.0 million and is subject to adjustment based on McClendon’s closing working capital, as defined in the purchase agreement. The cash portion of the acquisition price was funded by borrowings under our revolving credit agreement.

On July 27, 2007, we acquired Advanced Concepts, Inc. (‘‘ACI’’). ACI provides information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities. The purchase price was $71.5 million in cash and is subject to adjustment based on ACI’s closing working capital, as defined in the purchase agreement. In addition, if ACI achieves certain financial performance targets, the Company will make additional payments up to a maximum of $6.0 million. The acquisition was funded by borrowings under our revolving credit agreement.

We market our solutions and services primarily to U.S. and foreign federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, we design the system, supply and install equipment and software and integrate the solution within the entity’s existing network infrastructure and provide maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market, per fingerprint delivered in the case of our fingerprinting services or on a time and material and fixed price level of effort basis for our government consulting services.

Our growth in revenues is due principally to acquisitions we consummated, as well as increased demand for our identity solutions related to heightened emphasis on secure credential issuance, document authentication and biometrics. We anticipate that the U.S. government agencies will continue to be major customers for the foreseeable future. We also anticipate steadily increasing funding for major government programs such as TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing products and solutions. Our acquisitions since January 1, 2006 include:

•	Our July 2007 acquisitions of and McClendon and ACI, which provide technology consulting services to the intelligence community;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

•	Our October 2006 acquisition of SpecTal, which provides comprehensive security and intelligence solutions, specializing in government consulting, training and technology development;

•	Our August 2006 merger with Identix, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our markets;

•	Our August 2006 acquisition of Iridian, which holds the leading iris recognition technology in the industry; and

•	Our February 2006 acquisition of SecuriMetrics, a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris technologies.

Impact of the Acquisitions

The acquisitions have been included in the consolidated financial statements subsequent to the dates of acquisition.

The Identix merger and the acquistions of Iridian, SecuriMetrics, SpecTal, ComnetiX, McClendon Corporation and Advanced Concepts, Inc. have resulted in the consolidation of certain marketing resources, facilities and corporate functions of the separate entities in Stamford, Connecticut, and are expected to have a continuing material effect on our operations resulting from, but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the combined entities.

•	Rationalization of technology costs and research and development activities.

•	Realignment of business divisions to complement each division’s unique capabilities and rationalizing costs and leveraging the Company’s infrastructure to achieve higher revenues and profitability.

Reportable Segments and Geographic Information

Starting in 2006, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. We currently operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues and operating income/(loss) and Adjusted EBITDA. Operating results by segment for the three months and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Identity Solutions:
Revenues	$53,196	$19,872	$89,499	$37,723
Operating loss	2,061	(1,054)	(4,954)	(3,294)
Services:
Revenues	36,903	4,996	70,607	10,583
Operating income (loss)	49	(289)	1,051	(324)
Consolidated:
Revenues	90,099	24,868	160,106	48,306
Operating income (loss)	2,110	(1,343)	(3,903)	(3,618)

Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on assets, payroll, capital assets. Prior to the merger with Indentix, all corporate costs were allocated to the Identity Solutions segment.

Revenues by market for the three and six months ended June 30, 2007 and June 30, 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
State and local	28,661	11,892	$57,218	$21,652
Federal	57,883	11,511	98,188	22,514
Commercial	3,555	1,465	4,700	4,140
	$90,099	$24,868	$160,106	$48,306

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
North America	$82,542	$23,225	$144,018	$44,491
Rest of the World	7,557	1,643	16,088	3,815
	$90,099	$24,868	$160,106	$48,306

For the three and six month periods ended June 30, 2007, two Federal government agencies accounted for 32% and 30% of consolidated revenues, respectively. For the three and six month period ended June 30, 2006, two Federal government agencies accounted for 35% of consolidated revenues for both periods. As of June 30, 2007, the Company had an accounts receivable balance of approximately $20.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of June 30, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $2.9 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The 2007 results of operations were significantly affected by the August 2006 Identix merger and the August 2006 acquisition of Iridian, the October 2006 acquisition of SpecTal, and the February 2007 acquisition of ComnetiX. Approximately $1.0 million and ($0.9) million of the operating income (loss) recorded for the three and six months ended June 30, 2007, respectively, is related to the aforementioned acquisitions.

Revenues

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$90,099	$24,868	$160,106	$48,306

Revenues were approximately $90.1 million for the three months ended June 30, 2007 compared to approximately $24.9 million for the three months ended June 30, 2006. Revenues were approximately $160.1 million for the six months ended June 30, 2007 compared to approximately $48.3 million for the six months ended June 30, 2006. Included in the results for the three and six months ended June 30, 2007 were $52.1 million and $95.6 million, respectively, related to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the impact of the aforementioned acquisitions, revenues increased $13.1 million and $16.2 million, respectively, or 52.6% and 33.5%, respectively, from the three and six month prior year periods. The increase from the prior year periods is due primarily to increased sales of the Company’s hardware for iris and multi-modal biometric recognition devices and solutions, which increased by approximately $11.2 million and $12.8 million, respectively, over the prior year periods. Fingerprint services and secured credentialing sales to federal and the state governments, which include U.S. State Department, U.S. Department of Defense, contributed to the remaining amount of the increase in revenues.

Cost of revenues and gross margins

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of revenues	$55,856	$15,703	$102,033	$30,778
Amortization of purchased intangible assets	6,492	2,021	12,965	3,889
Total cost of revenues	$62,348	$17,724	$114,998	$34,667
Gross profit	$27,751	$7,144	$45,108	$13,639
Gross margin	31%	29%	28%	28%

Cost of revenues increased by $44.6 million and $80.3 million for the three and six months ended June 30, 2007, respectively, of which $39.9 million and $74.9 million related to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the acquisitions, total cost of revenues increased by $4.7 million or 26.6% and $5.4 million or 15.7% compared to the corresponding period in the previous year. Gross Margins in the second quarter and first half 2007 were impacted by increased sales of higher margin and multi-modal biometric recognition devices and solutions, which were offset by an increase in fingerprint services sales and higher costs in the state drivers’ license contracts compared to the prior year periods. Excluding the acquisitions, gross margins increased to 41% and 38% in the second quarter and first half of 2007, respectively, primarily as a result of increased sales of higher margin multi-modal biometric products.

Included in the cost of revenues for the second quarter and first half of 2007 were $6.5 million and $13.0 million, respectively, of amortization of purchased intangible assets, which increased by approximately $4.5 million and $9.1 million from the prior year primarily due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Amortization of purchased intangible assets reduced gross margins by 7.0% for the three months ended June 30, 2007 and 8.0% for other periods presented.

Sales and marketing expenses

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales and marketing expenses	$7,444	$2,840	$12,904	$5,336
As a percentage of revenues	8%	11%	8%	11%

Sales and marketing expenses increased by approximately $4.6 million and $7.6 million for the three and six months ended June 30, 2007 from the prior year periods, of which the acquisitions of Iridian, Identix, and ComnetiX accounted for $2.7 million and $4.9 million, respectively. The remaining increases are attributable to additional investments in marketing resources. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and development expenses

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development expenses	$4,551	$1,863	$9,212	$3,546
As a percentage of revenues	5%	7%	6%	7%

Research and development expenses increased by approximately $2.7 million and $5.7 million for the three and six months ended June 30, 2007 from the prior year periods, of which approximately $2.4 million and $4.6 million, respectively, are due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the effects of the acquired businesses, research and development expenses for the second quarter and first half of 2007 increased by approximately $0.3 million and $1.2 million, respectively, due to the investment made in our corporate research center, which focuses on the development of biometric technologies. The increase in research and development expenses was offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of sales. Research and development expense consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products.

General and administrative expenses

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
General and administrative expenses	$12,946	$3,643	$26,027	$8,117
As a percentage of revenues	14%	15%	16%	17%

General and administrative expenses increased by approximately $9.3 million and $17.9 million for the three and six months ended June 30, 2007 from the prior year periods of which approximately $5.4 million and $11.2 million, respectively, are due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX. Excluding the effects of acquired businesses, the increase for the three and six months was

$3.9 million and $6.7 million, respectively. The increase in the three and six months ended June 30, 2007 compared to the prior year periods, relate to stock-based compensation expense, legal, accounting and auditing, and consulting services incurred and the integration. As a percentage of revenues, general and administrative expenses decreased to 14% and 16% for the three and six months ended June 30, 2007, as compared to the corresponding of periods in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Amortization of purchased intangible assets

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Amortization of purchased intangible assets	$700	$141	$868	$258

Amortization expense of purchased intangible assets increased for the three and six months ended June 30, 2007 from the comparable period in the prior year due to the acquisitions of Iridian, Identix, SpecTal and ComnetiX.

Interest income and expense

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income	$99	$496	$166	$1,166
Interest expense	(2,271)	(43)	(4,043)	(49)
Net interest (expense) income	$(2,172)	$453	$(3,877)	$1,117

For the three and six months ended June 30, 2007, net interest decreased by approximately $2.6 million and $5.0 million, respectively, as a result of the issuance of the senior convertible notes and borrowings under our revolving credit facility incurred primarily to fund the acquisitions of SpecTal in October 2006 and ComnetiX in February 2007. In addition, the 2006 acquisitions which were paid in cash, were funded from the cash balance from the $100.0 million investment made by Aston Capital in late 2005; as a result we earned lower interest income.

Income Taxes

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income taxes	$1,208	$751	$2,295	$1,315

The provision for income taxes primarily represents a deferred tax provision related to the amortization of tax deductible goodwill and foreign, state and local income tax provisions. The provision increased as a result of increased amortization of the tax deductible goodwill resulting from the acquisition of SpecTal in October of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2007, we had $19.7 million of working capital including $6.1 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we will require additional financing to further implement our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. We may seek to raise additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled ‘‘Risk Factors.’’

On May 17, 2007, the Company issued $175.0 million of senior convertible notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The net proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $170.1 million.

The Notes are governed by an indenture, dated May 17, 2007 (the ‘‘Indenture’’), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, ‘‘VWAP’’) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. As an example, if the volume-weighted price per share (VWAP) of the Company stock were to increase to $40.00 per share, the additional shares issuable upon conversion would be 2.8, and the shares issuable per $1,000 principal amount of the notes would be 34.05.

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after June 30, 2007, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

The Notes bear interest at a rate of 3.75% per year payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning November 15, 2007. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. The holders may require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020.

In connection with the issuance of the notes we entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, we settled our obligation at closing for a cash payment.

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At June 30, 2007, the Company had no borrowings outstanding and approximately $145.1 million available under the revolving credit facility. Subsequent to June 30, we utilized approximately $105.0 of the available borrowings to fund the acquisitions of McClendon Corporation and Advanced Concepts Inc.

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

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At June 30, 2007 the ratio was 7.73:1.0.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 31, 2006, March 31, 2007 and June 30, 2007, (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and June 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At June 30, 2007 the ratio was 0.12:1.00.

Under the terms of the Agreement, L-1 Identity Solutions Operating Company may incur, assume or guarantee additional unsecured subordinated indebtedness of up to $25.0 million the Company may incur an additional $25.0 million of unsecured subordinated indebtedness (this additional debt capacity was $200 million prior to the Company’s issuance of $175 million of Convertible Notes). Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries, (iv) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (v) make capital expenditures above certain thresholds, (vi) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (vii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At June 30, 2007, the Company was in compliance with covenants of the revolving credit facility.

	Six Months Ended
	June 30, 2007	June 30, 2006
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$5,237	$4,742
Investing activities	(31,135)	(34,593)
Financing activities	26,923	1,138
Effect of exchange rates on cash and cash equivalents	68	(32)
Net increase (decrease) in cash and cash equivalents	$1,093	$(28,745)

Cash flows from operating activities increased by approximately $0.5 million for the six months ended June 30, 2007 as compared to the corresponding period of the prior year. The net loss for the six months ending June 30, 2007 was $10.0 million, which includes non-cash charges of $18.4 million for depreciation and amortization, $5.1 million for stock-based compensation, $0.1 million for retirement contributions paid in common stock, $2.2 million for deferred income taxes and $0.6 million of other non-cash expenses. Excluding the impact of working capital changes described below, cash flows from operating activities increased to $16.3 million from $7.1 million for the six months ended June 30, 2007 compared to the corresponding period in the prior year. Deferrals and accruals reflected in operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $11.1 million in 2007 as compared to $2.4 million in 2007 and are discussed below.

Cash paid for acquisitions in 2007 include cash used to consummate the acquisition of ComnetiX as well as payments of earn out and other costs made in connection prior acquisitions. Cash paid for acquisitions in 2006 related primarily to the acquisition of SecuriMetrics. Capital expenditures were approximately $6.0 million and $3.5 million for the six months ended June 30, 2007 and June 30, 2006, respectively, and was primarily related to our drivers’ licenses product line.

Net cash provided by financing activities was $26.9 million for the six months ended June 30, 2007, and was primarily related to issuance of the Convertible Notes of $170.2 million, net of related financing costs, the proceeds received from exercises of common stock options by our employees, net of repayments of $80.0 million of borrowings under our revolving credit agreement and the payment of $69.8 million related to our pre-paid forward contract. In the comparable period of 2006, cash from financing activities related primarily to proceeds from the exercise of stock options.

Working Capital

Accounts receivable related to our February 2007 acquisition of ComnetiX was approximately $3.7 million at June 30, 2007. Excluding ComnetiX, accounts receivable increased by approximately $4.6 million as of June 30, 2007 from December 31, 2006, primarily due to sales of multi-modal biometric recognition products and solutions in the month of June 2007 as well as timing of collection. Days sales outstanding decreased to 71 as compared to 74 at December 31, 2006.

Inventory increased by $3.8 million as of June 30, 2007 compared to December 31, 2006. Inventory related to the ComnetiX acquisition approximated $0.4 million as of June 30, 2007. Excluding ComnetiX, inventory increased by $3.4 million primarily as a result of our building inventory to meet future contract deliveries.

Other current assets decreased by approximately $0.8 million. Excluding the acquisition of ComnetiX, other current assets decreased by $0.7 million primarily the result of changes in prepaid insurance and other decreases.

Accounts payable, accrued expenses and other current liabilities related to the acquisition of ComnetiX were $1.2 million at June 30, 2007. Excluding the impact of ComnetiX, accounts payable, accrued expenses and other current liabilities increased to $63.5 million at June 30, 2007 from $60.0 million at December 31, 2006 primarily as a result of professional fees.

Total deferred revenue related to the acquisition of ComnetiX was $2.9 million at June 30, 2007. Excluding the impact of the ComnetiX acquisition, the deferred revenue decrease was $3.1 million. The decrease is due to recognition of maintenance revenue and payments received on customer projects for which revenue recognition criteria was not met as of December 31, 2006, as well as the impact of seasonal maintenance renewal patterns in our livescan business.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of June 30, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$14,103	$3,369	$6,517	$1,070	$3,147
Debt and capital lease obligations	$207,813	$2,734	$13,125	$13,125	$178,829

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75%. Additionally, the Company had capital lease obligations of approximately $0.2 million at June 30, 2007. The amount shown for debt includes interest assuming the debt is paid at the end of five years.

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

CONTINGENT OBLIGATIONS

Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives. Such obligations include contingent earn out payments in connection with our SpecTal and ACI acquisitions.

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

Valuation of goodwill and other long-lived and intangible assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of June 30, 2007 the balances of (i) property, plant and equipment, (ii) identifiable intangible assets and (iii) goodwill, all net of accumulated depreciation and amortization, were $21.0 million, $161.7 million and $974.4 million, respectively.

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

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of June 30, 2007, future events could cause us to conclude otherwise.

As a result of our acquisitions beginning in 2004, material amounts of goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to our merger with Identix and the acquisition of Iridian, the valuations are substantially complete. With respect to the acquisitions of ComnetiX and SpecTal, the valuations are preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

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

Arrangements which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Sale of stand alone hardware products, including Live Scan equipment and related maintenance services;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Portable devices that provide iris and multi-modal identification and recognition;

•	Licenses of off-the-shelf versions of face and iris recognition software and related maintenance services;

•	Stand alone sales of software, including ABIS, AFIS, IBIS, BioLogon and software developer kits;

•	Services and software to scan, collect and transmit fingerprints for identity and background verification;

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support; and

•	Security consulting services provided to the U.S. government agencies.

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

Revenue from hardware sales that require no installation, as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the hardware generally does not remain our responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party to its ultimate customer. As a result, sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, we will be required to install our products on behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of product by the third party distributor is contingent upon successful installation of product.

Revenues from stand-alone software sales and licenses, including software developer kits, is recognized in accordance with SOP 97-2, as amended, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We recognize revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, vendor specified objective evidence (‘‘VSOE’’) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection fee is deemed probable.

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

Income Taxes

We have recorded net deferred tax assets of $75.7 million at December 31, 2006, including the tax benefits of net operating losses aggregating $308.6 million. As a result of cumulative losses, we have concluded that pursuant to SFAS No. 109, it is more likely than not that the deferred tax assets will not be realized and accordingly have provided a full valuation allowance. In addition the Company has tax deductible goodwill and intangible assets of approximately $180.0 million as of December 31, 2006. Utilization of net operating loss carryforwards and future tax deductions is dependent upon achieving profitable results. At December 31, 2006, approximately $243.0 million of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analyses of past transactions. For federal income tax purposes, the Identix merger has been accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are also subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards of Iridian and SecuriMetrics, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382.

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

Stock-Based Compensation

On January 1, 2006, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (‘‘SFAS No. 123(R)’’). SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statements of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123(R), and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock-based compensation is recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option in 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected common stock price volatility	61%	110%	65%	110%
Risk free interest rate	4.3%	4.3%	4.3%	4.3%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. In the second quarter of 2007, we reviewed the historical volatility of our common stock and used a weighted average method that more accurately reflects volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Contingencies and Litigation

There are various lawsuits and claims pending against us incidental to our business. The final results of such suits and proceedings cannot be predicted with certainty. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 11 to unaudited condensed consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk related to borrowings under our revolving credit agreement. At June 30, 2007, no borrowings were outstanding under the revolving credit agreement which bears interest at variable rates. As a result, the market value of the borrowings under our revolving credit agreement approximates its carrying amount; however, the Company is exposed to increases in interest rates and benefits from decreasing interest rates.

We are exposed to market risk on our Convertible Notes which bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After June 30, 2007, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

Because the Convertible Notes are indexed to our common stock, we are also exposed to changes in the market price of our common stock. At June 30, 2007 the estimated market value of the Convertible Notes was $177.8 million.

We have entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00. At June 30, 2007, the quoted market price of our common stock was $20.45.

The transactions of our international operations, primarily our German and Canadian subsidiaries, are denominated in euros and Canadian dollars, respectively. At June 30, 2007, financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. Financial assets and liabilities denominated in euros aggregate $1.5 million and $1.1 million, respectively and financial assets and liabilities denominated in Canadian dollars aggregate $3.5 million and $3.4 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We mitigate exchange rate volatility, by purchasing local currencies pursuant to currency forward contracts. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations. As of June 30, 2007, we had no foreign currency forward contracts open.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. As of June 30, 2007, the cumulative gain from foreign currency translation adjustments was approximately $1.9 million.

ITEM 4 — CONTROLS AND PROCEDURES

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of June 30, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls over Financial Reporting

We have designed our internal controls over financial reporting to provide reasonable assurance that controls will achieve their objectives. As of December 31, 2006, we concluded that our internal controls over financial reporting provided such reasonable assurance. We also note that any control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud and control breakdowns will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

During the quarter ended June 30, 2007, we began the process of documenting, assessing and testing our internal control over financial reporting for the entities that were excluded from our assessment in 2006, as well as remediating internal control deficiencies identified in 2006, none of which constituted a significant deficiency or material weakness. Except as described above, there has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007 the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court, notice of the terms of the settlement must be provided to all potential members of proposed class, and the Court must enter a final judgment finding that the settlement is fair to class members. On July 23, 2007, the lead plaintiffs filed a motion for preliminary approval with the Court. The timing of the other steps necessary to complete the settlement process is at the discretion of the Court. Under the terms of the Stipulation of Settlement, the defendants will make a payment to the plaintiff class in the amount of $2.3 million. That payment will be funded by the Company’s directors and officers’ insurance carrier.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to its shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. Oral argument on that motion has been scheduled for August 13, 2007. The Company has filed a motion to dismiss the federal court action. The Company believes that the allegations and claims made in the derivative lawsuit are without merit and intends to defend the action vigorously.

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in

New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants.  On August 21, 2007, the court will hear Iridian’s request to assert additional counterclaims against LG.  Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims. At this time, it is not possible to predict with certainty the outcome of this litigation. However, a material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

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

ITEM 1A — RISK FACTORS

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

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in net losses in each year, including a net loss of $31.0 million in 2006 and a net loss of $10.0 million for the six months ended June 30, 2007. At June 30, 2007, we had an accumulated deficit of approximately $97.5 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as related security consulting services. Although we were profitable in the fourth quarter of 2006, we cannot provide any assurance that we will achieve profitability on an annual basis in the future.

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

For the three and six month periods ended June 30, 2007, two Federal government agencies accounted for 32% and 30% of consolidated revenues, respectively. For the three and six month period ended June 30, 2006, two Federal government agencies accounted for 35% of consolidated revenues for both periods. As of June 30, 2007, we had two accounts receivable balances of approximately $20.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of June 30, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $2.9 million. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

We have been named as a defendant in a putative class action lawsuit, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described below in Item 1, Legal Proceedings, in March and April 2005, eight putative class action lawsuits were filed against Viisage in the United States District Court for the District of Massachusetts. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage and certain of Viisage’s then officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving the Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of Viisage’s stock during the period May 12, 2004 through March 2, 2005. In February 2007 all claims related to the Georgia driver’s license contract were dismissed. On July 19, 2007 the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court, notice of the terms of the settlement must be provided to all potential members of proposed class, and the Court must enter a final judgment finding that the settlement is fair to class members. On July 23, 2007, the lead plaintiffs filed a motion for preliminary approval with the Court. The timing of the other steps necessary to complete the settlement process is at the discretion of the Court. Under the terms of the Stipulation of Settlement the defendants will make a payment to the plaintiff class in the amount of $2.3 million. That payment will be funded by the Company’s directors and officers’ insurance carrier assuming successful completion of the settlement process.

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

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Among these companies are Cognitec Systems Corporation, CrossMatch Technologies, SAGEM Morpho Inc., NEC Corporation and Cogent, Inc. Our products also compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are more price competitive, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be severely and negatively impacted.

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

We obtain certain hardware and services, as well as software applications, from a limited group of suppliers. Our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules. In particular, we are dependent on a single supplier for all of the printers and consumables for the U.S. Department of State passport contract and the U. S. Department of Defense common access card contract. Any financial instability of our suppliers could result in our having to find new suppliers. We may experience significant delays in manufacturing and deliveries of our products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or obtain alternative service providers, products or services on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in our costs of components from existing or alternative suppliers could have a severe negative impact on our business, financial condition and results of operations.

The market for our solutions is still developing and if the industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

The market for identity solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products or technologies. Several organizations, such as the International Civil Aviation Organization, sets standards for travel documents that its member states then put into effect, and the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, set standards for biometrics to be used in identification and documentation. Although we believe that our biometric technologies comply with existing standards for finger, face and iris recognition. These standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products and services.

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

For the three and six months ended June 30, 2007 we derived approximately 8% and 10%, respectively, of our total revenues from international sales. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations. As of June 30, 2007, our accumulated comprehensive income includes foreign currency translation adjustments of $1.9 million. In addition, we have significant Japanese yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese yen-denominated transactions could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

We may be unable to obtain additional capital required to finance our growth.

The installation of our secure credentialing systems requires capital expenditures. Moreover, our strategy includes growth of our business through acquisitions. At June 30, 2007, we had cash and cash equivalents of $6.1 million and availability under our line of credit of $145.1 million. While we believe we have adequate capital resources to meet current working capital requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have ongoing capital needs as we continue to expand our business. If we require additional financing, we may be unsuccessful in raising additional financing or we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

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

In connection with the Aston investment, Aston became the largest stockholder of L-1, owning approximately 10.9% of our outstanding common stock. In addition, Lau Technologies, or (‘‘Lau’’), and Mr. Buddy Beck, beneficially own approximately 3.5% and 1.9%, respectively, of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC), Lau and Mr. Beck have an influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC, Aston, Lau and Mr. Beck, including:

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

We may encounter substantial difficulties, costs and delays in integrating our operations with Identix and other recently acquired companies, including SpecTal, SecuriMetrics, IBT, Iridian, ComnetiX and McClendon Corporation and Advanced Concepts, Inc. such as:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense (such as the dispute with LG assumed with in connection with our acquisition of Iridian and described under ‘‘Item 1. Legal Proceedings.’’)

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

In addition, we have offices in many locations and have moved our corporate headquarters from the Viisage facilities in Billerica, Massachusetts, to Stamford, Connecticut. Identix is headquartered in Minnetonka, Minnesota and has employees in seven locations. SpecTal is headquartered in Reston, Virginia and SecuriMetrics and Iridian are located in Martinez, California. Advanced Concepts, Inc. is located in Colombia, Maryland and McClendon Corporation is located in Chantilly, Virginia, IBT is located in Nashville, Tennessee and Springfield, Illinois and ComnetiX is headquartered in Oakville, Ontario, Canada. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The simultaneous integration of these acquisitions may place additional strain on our resources and increase the risk that our business may be adversely affected by the disruption caused by the acquisitions. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At June 30, 2007 goodwill and other intangible assets are $974.4 million and $161.7 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

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

We expect that the acquisitions of Identix and Iridian in August 2006, SpecTal in October 2006, SecuriMetrics in February 2006, ComnetiX in February 2007, and McClendon Corporation and Advanced Concepts, Inc, in July 2007 as well as the acquisitions that we have made previously will enhance our leadership in the identity solutions industry through the combination of their respective technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our product portfolio will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our product offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as they do. If these risks materialize, our stock price could be adversely affected.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    The Company’s current report on Form 8-K dated May 22, 2007 contains a description of an unregistered sale of securities on May 17, 2007 in connection with the Company’s Convertible Notes private placement and forward purchase transaction.

(b)    As described in the Company’s current report on Form 8-K dated May 22, 2007, on May 17, 2007, the Company entered into a pre-paid forward contract with Bear Stearns pursuant which the Company paid $69.8 million in consideration of Bear Stearn’s agreement to deliver to the Company 3,490,400 shares of the Company’s common stock in April-May 2012 (at an effective price of $20.00 per share).

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of Stockholders of L-1 Identity Solutions, Inc. was held on May 9, 2007.

(b)    All director nominees were elected.

(c)    Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulation

	Votes Cast
Management Proposals	For	Against	Abstain	Broker Non-votes
Ratification of selection of Independent Registered Public Accounting firm for 2007	64,296,599	195,152	134,855	—
Approval of amendment to the 2005 Long-Term Incentive Plan	25,552,539	11,370,582	161,661	27,181,824

Election of Directors

Director	Votes Received	Votes Withheld
Robert V. LaPenta	63,217,984	1,408,622
Robert S. Gelbard	57,146,232	7,480,374
James M. Loy	62,756,636	1,869,970
Harriet Mouchly-Weiss	53,016,654	11,609,952
Peter Nessen	64,182,873	443,733

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2007	By:	/s/ JAMES A. DEPALMA
James A. DePalma Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2	Agreement and Plan of Reorganization, dated May 16, 2007, by and among the Company, L-1 Identity Solutions Operating Company and Merger Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007
(SEC File No. 001-33002)).
3.1	Amended and restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on May 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007
(SEC File No. 001-33002)).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007 (SEC File No. 001-33002)).
4.1	Indenture related to the Convertible Senior Notes due 2027, dated as May 17, 2007, between the Company and The Bank of New York, as trustee (including form of 3.75% Convertible Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2007 (SEC File No. 001-33002)).
4.2	Registration Rights Agreement, dated as of May 17, 2007, by and among the Company and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 23, 2007 (SEC File No. 001-33002)).
10.1	Stock Purchase Agreement, dated as of May 1, 2007, by and among ACI, John Register and Frank White, the Company, and John Register, solely in his capacity as the sellers representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 (SEC File No. 001-33002)).
10.2	Purchase Agreement, dated as of May 10, 2007, by and among the Company, L-1 Identity Solutions Operating Company, Bear, Stearns & Co. Inc and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2007 (SEC File No. 001-33002)).
10.3	Assignment and Assumption Agreement, dated as of May 16, 2007, by and between the Company and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007
(SEC File No. 001-33002)).
10.4	Agreement and Plan of Merger, dated as of June 18, 2007, by and among McClendon Corporation, the Selling Stockholders, the Company, L-1 Identity Solutions Operating Company and Patty Hardt, as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 20, 2007
(SEC File No. 001-33002)).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).