Form 10-Q
period 2007-09-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2007-11-05
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007.

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

Large Accelerated Filer                    Accelerated Filer                    Non-Accelerated Filer

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes       No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common stock, $.001 par value	75,089,397

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1 — FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,941	$4,993
Accounts receivable, net	97,565	61,513
Inventory	16,041	10,967
Other current assets	4,793	4,529
Total current assets	130,340	82,002
Property and equipment, net	21,607	19,928
Goodwill	1,074,419	951,443
Intangible assets, net	200,229	170,098
Other assets, net	9,256	3,754
Total assets	$1,435,851	$1,227,225
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$78,739	$54,807
Current portion of deferred revenue	12,795	10,331
Other current liabilities	3,277	5,206
Total current liabilities	94,811	70,344
Deferred tax liability	7,691	4,394
Deferred revenue, net of current portion	4,167	3,734
Long-term debt	277,000	80,000
Other long-term liabilities	1,073	1,668
Total liabilities	384,742	160,140
Shareholders’ equity	1,051,109	1,067,085
Total liabilities and shareholders’ equity	$1,435,851	$1,227,225

The accompanying notes are an integral part of these condensed consolidated financial Statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$115,539	$39,767	$275,645	$88,073
Cost of revenues:
Cost of revenues	71,054	26,675	172,271	57,453
Amortization of purchased intangible assets	6,873	3,405	19,838	7,293
Total cost of revenues	77,927	30,080	192,109	64,746
Gross profit	37,612	9,687	83,536	23,327
Operating expenses:
Sales and marketing	7,493	3,366	20,397	8,703
Research and development	5,255	3,323	14,467	6,868
General and administrative	17,468	9,008	44,309	17,126
Asset impairments and merger related expenses	—	22,767	—	22,767
Amortization of purchased intangible assets	743	102	1,611	359
Total operating expenses	30,959	38,566	80,784	55,823
Operating income (loss)	6,653	(28,879)	2,752	(32,496)
Interest income	143	377	308	1,543
Interest expense	(3,651)	(56)	(7,694)	(105)
Other (expense) income, net	(189)	—	(142)	27
Income (loss) before income taxes	2,956	(28,558)	(4,776)	(31,031)
Provision for income taxes	(1,486)	(698)	(3,781)	(2,013)
Net income (loss)	$1,470	$(29,256)	$(8,557)	$(33,044)
Basic net income (loss) per share	$0.02	$(0.66)	$(0.12)	$(0.97)
Weighted average basic common shares outstanding	71,256	44,448	71,680	34,234
Diluted net income (loss) per share	$0.02	$(0.66)	$(0.12)	$(0.97)
Weighted average diluted common shares outstanding	71,265	44,448	71,680	34,234

The accompanying notes are an integral part of these condensed consolidated financial Statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pre-paid Forward Contract To Purchase Common Stock	Other Comprehensive Gain (Loss)	Total
Balance, January 1, 2006	$29	$333,456	$(56,427)	$—	$(2,398)	$274,660
Exercise of employee stock options	1	7,180	—	—	—	7,181
Common stock issued for directors’ fees	—	288	—	—	—	288
Common stock issued under employee stock purchase plan	—	53	—	—	—	53
Common stock issued for acquisition, net of issuing costs	43	769,931	—	—	—	769,974
Fair value of stock options and warrants assumed in merger with Identix	—	35,103	—	—	—	35,103
Retirement plan contributions paid in common stock	—	288	—	—	—	288
Stock-based compensation expense	—	7,492	—	—	—	7,492
Foreign currency translation gain	—	—	—	—	3,083	3,083
Net loss	—	—	(31,037)	—	—	(31,037)
Balance, December 31, 2006	73	1,153,791	(87,464)	—	685	1,067,085
Exercise of employee stock options	—	9,036	—	—	—	9,036
Adjustment to fair value of stock options assumed in merger with Identix		8,520	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	32,998	—	—	—	33,000
Common stock issued for directors’ fees	—	409	—	—	—	409
Common stock issued under employee stock purchase plan	—	1,643	—	—	—	1,643
Retirement plan contributions paid in common stock	—	148	—	—	—	148
Pre-paid forward contract	—	—	—	(69,808)	—	(69,808)
Stock-based compensation expense	—	6,838	—	—	—	6,838
Foreign currency translation gain	—	—	—	—	2,795	2,795
Net loss	—	—	(8,557)	—	—	(8,557)
Balance, September 30, 2007	$75	$1,213,383	$(96,021)	$(69,808)	$3,480	$1,051,109

The accompanying notes are an integral part of these condensed consolidated financial Statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flow from Operating Activities:
Net loss	$(8,557)	$(33,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,385	14,402
Stock-based compensation expense	7,782	5,896
Retirement plan contributions paid in common stock	148	182
Provision for non cash income taxes	3,498	1,676
Asset impairments and in process research and development charge	—	17,341
Amortization of deferred financing costs	852	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,939)	(8,491)
Inventory	(3,964)	799
Other assets	(102)	(3,127)
Accounts payable, accrued expenses and other liabilities	10,020	10,917
Deferred revenue	415	742
Net cash provided by operating activities	21,538	7,293
Cash Flow from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(133,913)	(43,364)
Capital expenditures	(11,796)	(5,522)
Other assets	431	(2,222)
Net cash used in investing activities	(145,278)	(51,108)
Cash Flow from Financing Activities:
Net borrowings under revolving credit agreement	22,000	—
Principal payments on long-term debt	(729)	(309)
Proceeds from senior convertible notes	175,000	—
Payment of pre-paid forward contract	(69,808)	—
Financing costs	(6,150)	(483)
Cost of issuance of common stock for acquisition	—	(2,012)
Proceeds from issuance of common stock	10,307	4,615
Net cash provided by financing activities	130,620	1,811
Effect of exchange rate changes on cash and cash equivalents	68	(62)
Net increase (decrease) in cash and cash equivalents	6,948	(42,066)
Cash and cash equivalents, beginning of period	4,993	72,385
Cash and cash equivalents, end of period	$11,941	$30,319
Supplemental Cash Flow Information:
Cash paid for interest	$4,046	$106
Cash paid for income taxes	$244	$110

The accompanying notes are an integral part of these condensed consolidated financial Statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (‘‘L-1’’ or the ‘‘Company’’) provide a full range of identity protection and security solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management and security. L-1 also provides comprehensive government consulting, training, security, technology development, and information technology solutions to the U.S. Intelligence Community.

The Company’s solutions include products and services, as well as stand alone services, hardware, components, consumables and software. Solutions include maintenance, consulting and training services related to sales of hardware and software, as well as enrollment services and government consulting, training, security, technology development and information technologies services. A customer, depending on its needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides biometric and identity solutions to federal, state and local government agencies, foreign governments and commercial entities. The Services segment provides enrollment services to federal and state governments and commercial enterprises, primarily financial institutions, as well as comprehensive security and information technology solutions to the U.S. intelligence community.

The Company has developed and acquired complementary technologies and businesses that allow it to offer a full range of secure credentialing and biometric solutions, including facial, fingerprint and iris recognition solutions and technologies, as well as security and information technology solutions to customers.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in accordance with Section 251(g) of the Delaware General Corporation Law (the ‘‘DGCL’’) in order to facilitate its announced convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) offering and in order to facilitate the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (‘‘L-1 Operating Company’’, previously known as L-1 Identity Solutions, Inc.) The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The holding company organizational structure was effected pursuant to an Agreement and Plan of Reorganization (the ‘‘Merger Agreement’’) among L-1 Operating Company, the Company and L-1 Merger Co., a Delaware corporation and wholly owned subsidiary of the Company (‘‘Merger Co.’’). The Merger Agreement provided for the merger of Merger Co. with and into L-1 Operating Company, with L-1 Operating Company surviving as a wholly owned subsidiary of the Company (the ‘‘Merger’’). The Merger was consummated on May 16, 2007.

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

In connection with the consummation of the Merger, the Company entered into an Assignment and Assumption Agreement with L-1 Operating Company. Pursuant to the terms of the Assignment and Assumption Agreement the Company assumed L-1 Operating Company’s obligations under certain plans, arrangements and agreements of L-1 Operating Company and its subsidiaries relating to stock options, employment or compensation, and certain other agreements. The other liabilities and obligations of L-1 Operating Company, including contingent liabilities, were not assumed by the Company in the Merger and therefore continue to be the obligations of L-1 Operating Company. The assets of L-1 Operating Company were not transferred to the Company and therefore continue to be assets of L-1 Operating Company.

The Company has no operations other than those carried through its investment in L-1 Operating Company, except the financing operations related to the issuance of the convertible notes, and substantially all of its assets consist of its investment in L-1 Operating Company. At September 30, 2007, the Company’s carrying amount of its investment in L-1 Operating Company approximated $1,222.9 million.

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

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Identity Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes enrollment services and government security and information technologies services. A customer, depending on its needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Determining the appropriate valuation method and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock options in 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected common stock price volatility	59%	94%	63%	105%
Risk free interest rate	4.3%	4.4%	4.3%	4.3%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. In the second quarter of 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from Staff Accounting Bulletin No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the 6.3 years of expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense was $2.7 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively, and includes $0.1 million related to restricted stock for both periods. Stock-based compensation expense was $7.8 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively, and includes $0.2 million and $0.1 million, respectively, related to restricted stock. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2007 and 2006 and did not capitalize any such costs. The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of revenues	$98	$246	$450	$416
Research and development	345	375	830	603
Sales and marketing	467	142	1,364	501
General and administrative	1,779	493	5,138	1,151
Asset impairments and merger related expenses	—	3,225	—	3,225
	$2,689	$4,481	$7,782	$5,896

In addition during the nine months ended September 30, 2007 and 2006, the Company issued common stock of approximately $0.1 million and $0.2 million, respectively, as contributions to a retirement plan.

Computation of Net Income (Loss) per Share

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

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 5.5 million common equivalent shares for the three and nine month period ended September 30, 2007 and the impact of approximately 1.2 million and 1.8 million of common stock equivalent shares for the three and nine months periods ended September 30, 2006, respectively, were not reflected in the dilutive net loss per share calculations as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes for the three and nine month periods ended September 30, 2007 on diluted earnings per share utilizing the ‘‘if converted’’ method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three and nine month periods ended September 30, 2007, the effect was antidilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns for a payment of $69.8 million to purchase 3,490,400 shares of the Company’s common stock at a price of $20.00 per share. Pursuant to SFAS No. 150, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for earnings (loss) per share purposes.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not determined whether it will adopt the fair value option method permitted by SFAS No. 159.

The FASB has proposed a FASB Staff Position (‘‘FSP’’) that would significantly impact the accounting for the Company’s Convertible Notes. The proposed FSP, if adopted in its current form, would require cash settled convertible debt to be separated into debt and equity components at issuance. The value assigned to the Convertible Notes would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the Convertible Notes cash proceeds and its assigned value would be recorded as a debt discount and amortized to interest expense over the life of the Convertible Notes. Although the proposed FSP would have no impact on the actual past or future cash flows from the Convertible Notes, it would result in recording a significant amount of non-cash interest expense as the debt discount is amortized. The FSP, if adopted, would become effective January 1, 2008, and require retrospective application.

3.    STOCK OPTIONS

Stock Options

The following table summarizes the stock option activity from January 1, 2007 through September 30, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,370,051	$12.96
Granted	1,808,981	18.51
Exercised	(853,296)	10.59
Canceled/expired/forfeited	(170,260)	20.93
Outstanding at September 30, 2007	7,155,476	$14.74	7.3	$33,550,227
Vested or expected to vest at September 30, 2007(1)	5,409,540	$11.14	7.3	$25,363,972
Exercisable at September 30, 2007	3,616,036	$12.55	5.5	$25,739,826

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as of September 30, 2007 was $29.5 million and will be amortized over a weighted average period of 3.1 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.8 million and $6.9 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

The recognition of a tax benefit related to the exercise of stock options and subsequent sale of the underlying stock is being deferred per SFAS No. 123(R) and will be recognized when net operating loss carryforwards are fully utilized. In May 2007, the Company’s shareholders approved an increase from 2 million to 4 million shares of common stock available for awards issued under the Company’s 2005 Long-Term Incentive Plan.

4.    INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2007 and 2006 includes approximately $1.2 million and $3.3 million, and $0.7 million and $1.7 million, respectively, which represent the aggregate increase of a deferred tax asset resulting from losses incurred for income tax purposes and a full valuation allowance against such deferred tax asset. Pursuant to SFAS No. 109, such provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision comprises foreign and state income tax expense.

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

5.    RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (‘‘Aston’’), an affiliate of L-1 Investment Partners LLC, Lau Technologies (‘‘Lau’’), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company beneficially own approximately 10.7% and 3.4%, respectively, of L-1’s outstanding common stock. Mr. Robert V. LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston Capital Partners, L.P., respectively. Mr. LaPenta is the Chairman of the board of directors, Chief Executive Officer and President of the Company. Mr. DePalma is the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. For the three and nine months ended September 30, 2007, approximately $0.1 million and $0.2 million in payments were made, respectively, and for the three and nine months ended September 30, 2006, approximately $0.1 million and $0.2 million, respectively, were paid in the aggregate to Mr. Berube and Ms. Lau under the consulting agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through September 30, 2014, up to maximum royalties of $27.5 million. Royalty expense included in cost of revenues was approximately $60,000 and $95,000 for the three months and nine months ended September 30, 2007, respectively, and $0 and $39,000 for the three months and nine months ended September 30, 2006, respectively.

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

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company, which is estimated at $0.7 million annually. For the three and nine months ended September 30, 2007, the Company incurred costs of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2006 the Company incurred $0.1 million for both periods.

In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns Companies, Inc. (‘‘Bear Stearns’’) pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is an executive and senior investment banker at Bear Stearns involved with the engagement and an employee of Bear Stearns has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns was entitled to a fee of $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

Bear Stearns is party to the revolving credit agreement under which it was paid $0.4 million and $1.0 million in interest for the three and nine months ended September 30, 2007, respectively. There were no interest payments for the three and nine months ended September 30, 2006. Bear Stearns share of borrowings outstanding at September 30, 2007 approximated $25.1 million. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company, entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in 5 years. Also, Bear Stearns makes a market for the Convertible Notes.

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

As a condition to the closing of the Identix Merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibited L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Robert V. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve month period following the expiration of the term of Mr. LaPenta’s employment agreement. On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

In December 2005, Aston completed a $100.0 million investment in and became the beneficial owner of more than 5% of the Company’s outstanding common stock. In accordance with the terms of the investment agreement, the Company issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, which are fully exercisable and expire in December 2008.

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

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding reportable and operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. Effective with the acquisition of IBT in December 2005, the Company operates in two operating segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides enrollment services to government, civil, and commercial customers, as well as comprehensive government consulting, training, network security, technology development, and information technology solutions to the U.S. Intelligence Community.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Identity Solutions:
Revenues	$59,586	$30,604	$149,085	$68,327
Gross profit	23,983	9,246	54,132	21,325
Operating income (loss)	5,013	(27,729)	59	(31,023)
Services:
Revenues	55,953	9,163	126,560	19,746
Gross profit	13,629	441	29,404	2,002
Operating income (loss)	1,640	(1,150)	2,693	(1,473)
Consolidated:
Revenues	115,539	39,767	275,645	88,073
Gross profit	37,612	9,687	83,536	23,327
Operating income (loss)	6,653	(28,879)	2,752	(32,496)

	As of September 30, 2007
	Total Assets	Goodwill
Identity Solutions	$1,036,875	$822,653
Services	366,822	251,766
Corporate	32,154	—
	$1,435,851	$1,074,419

Corporate assets consist mainly of cash and cash equivalents and deferred financing costs. Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on sales, payroll and capital assets. Prior to the merger with Identix, all corporate costs were allocated to the Identity Solutions segment.

Revenues by market are as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
State and local	$29,923	$18,724	$87,141	$46,304
Federal	82,646	20,508	180,834	38,999
Commercial	2,970	535	7,670	2,770
	$115,539	$39,767	$275,645	$88,073

The Company’s operations outside the United States include a wholly owned subsidiary in Bochum, Germany and ComnetiX, which has operations in Ontario, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Nine months ended		Total assets as of
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
North America	$109,935	$37,166	$253,953	$82,378	$1,382,123	$1,112,735
Rest of the World	5,604	2,601	21,692	5,695	53,728	24,951
	$115,539	$39,767	$275,645	$88,073	$1,435,851	$1,137,686

For the three and nine month periods ended September 30, 2007, two Federal government agencies accounted for 21% and 25% of consolidated revenues, respectively. For the three and nine month periods ended September 30, 2006, two Federal government agencies accounted for 26% and 32%, respectively, of consolidated revenues. As of September 30, 2007, the Company had an accounts receivable balance of approximately $27.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of September 30, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 million.

7.    ACQUISITIONS

The results of operations of all acquisitions described below have been included in the condensed consolidated financial statements from their respective dates of acquisition.

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (‘‘ACI’’), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, subject to an adjustment based on ACI’s closing working capital, as defined. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2007 and 2008, the Company will make additional payments of a maximum amount of $6.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services segment.

The aggregate purchase price of ACI was approximately $73.2 million, including an estimated working capital adjustment of $0.5 million and $1.2 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$2,145
Other current assets	9,233
Other assets	132
Current liabilities	(5,918)
Long-term liabilities	(165)
Intangible assets	23,900
Goodwill	43,898
$73,225

The purchase price allocation of ACI is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. Additional payments that may be made if certain financial targets are achieved will be accounted for as additional purchase price. The goodwill is deductible for income tax purposes.

On July 13, 2007, the Company acquired McClendon Corporation (‘‘McClendon’’). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock for a total consideration of $66.0 million, subject to an adjustment based on McClendon’s closing working capital, as defined. The number of shares issued were determined based on an average for a specified period prior to closing. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio. McClendon is included in the Services segment.

The aggregate purchase price of McClendon was approximately $68.7 million, including an estimated working capital adjustment of $1.0 million and $1.7 million of direct acquisition costs. Substantially all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$607
Other current assets	7,399
Other assets	421
Current liabilities	(3,690)
Note payable – long-term	(67)
Intangible assets	19,200
Goodwill	44,782
$68,652

The purchase price allocation of McClendon is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill is deductible for income tax purposes.

On February 21, 2007, the Company acquired ComnetiX, Inc. (‘‘ComnetiX’’) which provides biometric identification and authentication technologies to private and public sector companies in Canada and the United States. The Company acquired ComnetiX because of its presence in the fingerprint services segment of the Canadian market and complementary base of customers, particularly within the law enforcement community. ComnetiX is included in the Services segment.

The aggregate purchase price of ComnetiX was approximately $18.9 million, including $0.8 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Current assets	$4,539
Other assets	491
Current liabilities	(5,754)
Note payable – long-term	(50)
Intangible assets	4,724
Goodwill	14,908
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

Pro Forma Information

The following gives pro forma effect to the acquisitions of ACI, McClendon and ComnetiX as if they had occurred at the beginning of each period presented (in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$121,061	$65,642	$333,293	$164,872
Net income (loss)	930	(31,557)	(12,742)	(40,546)
Basic and dilutive income (loss) per share	0.01	(0.69)	(0.18)	(1.13)

The pro forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions of ACI, McClendon and ComnetiX been consummated on the dates indicated.

8.    ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	September 30, 2007	December 31, 2006
Purchased parts and materials	$10,787	$8,482
Work in progress	362	209
Finished goods	4,892	2,276
Total Inventory	$16,041	$10,967

Approximately $4.7 million and $3.2 million of inventory were maintained at customer sites at September 30, 2007 and December 31, 2006, respectively.

Property and equipment (in thousands):

	September 30, 2007	December 31, 2006
System assets	$48,990	$48,437
Computer and office equipment	8,369	4,377
Software	—	1,994
Machinery and equipment	2,207	678
Leasehold improvements	1,144	423
Other – including tooling and demo equipment	4,714	2,595
	65,424	58,504
Less accumulated depreciation and amortization	43,817	38,576
Property and equipment, net	$21,607	$19,928

For the three months ended September 30, 2007 and 2006, depreciation and amortization expense of property and equipment was $2.3 million and $2.2 million, respectively. For the nine months ended September 30, 2007 and 2006, depreciation and amortization expense of property and equipment was $6.9 million and $6.5 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the nine months ended September 30, 2007 (in thousands):

	Identity Solutions	Services	Total
Balance beginning of period	$813,435	$138,008	$951,443
ComnetiX acquisition	—	14,908	14,908
ACI acquisition	—	43,898	43,898
McClendon acquisition	—	44,782	44,782
Other	9,218	10,170	19,388
	$822,653	$251,766	$1,074,419

During the quarter ended September 30, 2007, the Company recorded an adjustment to increase goodwill by $8.5 million, with a corresponding increase to additional paid-in-capital, as a result of valuing vested stock options assumed on the date the merger agreement with Identix was announced, rather than the date on which the merger was consummated.

Intangible Assets (in thousands):

	September 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Completed technology	$124,352	$(22,241)	$124,452	$(7,462)
Core technology	5,599	(1,725)	5,500	(785)
Trade names and trademarks	28,100	(1,768)	25,600	(557)
Customer contracts and relationships	70,392	(13,873)	31,692	(9,785)
Other	14,233	(2,840)	2,103	(660)
	$242,676	$(42,447)	$189,347	$(19,249)

Amortization of intangible assets was $7.6 million and $21.4 million for the three months and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, amortization of intangible assets was $3.6 million and $7.8 million, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $31.7 million, $30.6 million, $26.0 million, $24.2 million, $22.9 million and $64.8 million.

Products and Services Revenues:

The following represents details of the products and services for revenues for the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Software, hardware, and consumables	$46,399	$18,250	$108,544	$36,796
Government consulting services	37,225	—	74,141	—
Enrollment services	16,185	9,163	45,292	19,746
Drivers’ licenses	7,971	7,596	23,559	22,171
Maintenance and other services	7,759	4,758	24,109	9,360
Total revenues	$115,539	$39,767	$275,645	$88,073

Impairment and Merger Related Charges

For the three and nine month periods ending September 30, 2006, asset impairments and merger related expenses comprised the following (in thousands):

	Total Charges	Cash Payments
In process research and development	$2,700	$—
Asset impairments	14,641	—
Separation costs	3,167	1,852
Change in control costs	1,403	349
Other stock-based compensation related to merger	856	—
Total	$22,767	$2,201

In accordance with SFAS No. 144, the Company identified indications of asset impairments which consisted of intangible assets of $10.5 million, fixed assets of $3.0 million related to a terminated contract with the State of Georgia and other charges of $1.1 million. Separation costs included cash charges for severance payments of $1.9 million and stock-based compensation charges of $1.3 million to certain of the Company’s former executives. Change in control costs represent stock-based compensation resulting from the acceleration of vesting of stock options and restricted stock that were due to contractual obligations embedded in the option arrangements of certain executives of the Company of $1.1 million and cash payments of $0.3 million made to retiring members of the Company’s board of directors.

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Comprehensive Income (Loss):
Net income (loss)	$1,470	$(29,256)	$(8,557)	$(33,044)
Translation gain	1,605	343	2,795	2,061
Total	$3,075	$(28,913)	$(5,762)	$(30,983)

9.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$—
Borrowings under revolving credit agreement	102,000	80,000
	$277,000	$80,000

Convertible Senior Notes

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

The Notes are governed by an indenture, dated May 17, 2007 (the ‘‘Indenture’’), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, ‘‘VWAP’’) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price the Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after September 30, 2007, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. The proceeds from the convertible note offering were used to repay the outstanding balance of the revolving credit facility. The amount available under the revolving credit facility is reduced by letters of credit of $5.9 million. At September 30, 2007, the Company had approximately $42.1 million available under the revolving credit facility.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company also has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, it must pay a commitment fee of 0.375% per annum on such unutilized amounts. At September 30, 2007, debt outstanding under the Agreement amounted to $102 million.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At September 30, 2007 the ratio was 11.84:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 31, 2006, March 31, 2007 and September 30, 2007, (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and September 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At September 30, 2007 the ratio was 1.58:1.00.

Under the terms of the Agreement, L-1 Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and the Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits the Company’s ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At September 30, 2007, the Company was in compliance with these covenants.

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

11.    CONTINGENCIES

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (’’LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants. Iridian has requested to assert additional counterclaims against LG and such request remains pending while the Court conducts mediation with all parties in an effort to reach settlement terms. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims if a settlement is not reached. At this time, it is not possible to predict with certainty the outcome of this litigation or the terms or probability of any settlement. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW (the ‘‘Securities Litigation’’). The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court, notice of the terms of the settlement must be provided to all potential members of proposed class, and the Court must enter a final judgment finding that the settlement is fair to class members. Lead plaintiffs’s motion for preliminary approval  has been granted and a hearing on the motion for entry of final judgment approving the settlement scheduled for November 16, 2007. Under the terms of the Stipulation of Settlement, the defendants will make a payment to the plaintiff class in the amount of $2.3 million. That payment will be funded by the Company’s directors and officer’s insurance carrier.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to  Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal  from this order on September 24, 2007.  The Company anticipates that briefing and argument before the First Circuit Court of Appeals will be completed before the end of the 2008 spring term. The Company believes that derivative actions are without merit and that the District Court’s decision will be affirmed.

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

Business Overview

L-1 Identity Solutions, Inc. (‘‘L-1’’ or the ‘‘Company’’) provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, border management, anti-terrorism, and security. The Company also provides comprehensive consulting, training, security, technology development and information technology solutions to the U.S. intelligence community.

The Company’s solutions include products and services, as well as stand alone services, hardware, components, consumables and software. Identity Solutions include revenues from maintenance, consulting and training services related to sales of hardware and software. Services revenue includes enrollment services and government consulting, training, security technology development and information technology services. A customer, depending on its needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

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

Our revenues increased to $115.5 million and $275.6 million for the three and nine months ended September 30, 2007, respectively, from the $39.8 million and $88.1 million for the three and nine months ended September 30, 2006. We reported net income of $1.5 million for the three months ended September 30, 2007 compared to a net loss of $29.3 million for the three months ended September 30, 2006. Our net loss decreased to $8.6 million from $33.0 million for the nine months ended September 30, 2007 as compared to the corresponding period in 2006. The 2006 results include asset impairments and merger related expenses of approximately $22.8 million for the three and nine months ended September 30, 2007.

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

Our Identix Incorporated (‘‘Identix’’) division generates revenues from the sale of biometric solutions incorporating fingerprint, facial and skin biometrics and system components necessary for the biometric capture and knowledge discovery. Identix offerings include Live Scan and mobile systems and services for biometric capture and identification, and systems, modules and software for biometric matching and verification. Revenues are generated by sales of hardware, software and maintenance and other services.

Our SecuriMetrics, Inc. (‘‘SecuriMetrics’’)/Iridian Technologies, Inc. (‘‘Iridian’’) division generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary biometrics capture devices bundled together with our proprietary software, as well as sales of licenses and software.

Our Integrated Biometric Technology, Inc. (‘‘IBT’’)/Identix Identification Services, Inc. (‘‘IIS’’) division generates revenues through the sales of enrollment and background screening products and services. Our ComnetiX, Inc. (‘‘ComnetiX’’) division, which was acquired on February 21, 2007, is being integrated into our IBT division and provides background screening services and fingerprint services to state and law enforcement agencies

Our SpecTal, LLC (‘‘SpecTal’’) division provides comprehensive security consulting services to U.S. government intelligence agencies.

On July 13, 2007, we acquired McClendon Corporation (‘‘McClendon’’) division which provides technical and professional services to the U.S. intelligence and military communities.

Our Advanced Concepts, Inc. (‘‘ACI’’) division provides information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities.

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

Our growth in revenues is due principally to acquisitions we consummated, as well as increased demand for our identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics. We anticipate that the U.S. government agencies will continue to be major customers for the foreseeable future. We also anticipate steadily increasing funding for major government programs such as TWIC, HSPD-12, REAL ID and e-passport. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing products and solutions. Our acquisitions since January 1, 2006 include:

•	Our July 2007 acquisitions of and McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence community;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

•	Our October 2006 acquisition of SpecTal, which provides comprehensive security and intelligence solutions, specializing in government consulting, training and technology development;

•	Our August 2006 merger with Identix, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our markets;

•	Our August 2006 acquisition of Iridian, which holds the leading iris recognition technology in the industry; and

•	Our February 2006 acquisition of SecuriMetrics, a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris technologies.

The acquisitions have been included in the consolidated financial statements subsequent to the dates of acquisition and resulted in the consolidation of certain marketing resources, facilities and corporate functions of the separate entities in Stamford, Connecticut, and are expected to have a continuing material effect on our operations resulting from, but not limited to:

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

Reportable Segments and Geographic Information

Starting in 2006, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. We currently operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, operating income (loss) and Adjusted EBITDA. Operating results by segment for the three months and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Identity Solutions:
Revenues	$59,586	$30,604	$149,085	$68,327
Gross profit.	23,983	9,246	54,132	21,325
Operating income (loss)	5,013	(27,729)	59	(31,023)
Services:
Revenues	55,953	9,163	126,560	19,746
Gross profit	13,629	441	29,404	2,002
Operating income (loss)	1,640	(1,150)	2,693	(1,473)
Consolidated:
Revenues	115,539	39,767	275,645	88,073
Gross profit	37,612	9,687	83,536	23,327
Operating income (loss)	6,653	(28,879)	2,752	(32,496)

Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on assets, payroll, and capital assets. Prior to the merger with Identix, all corporate costs were allocated to the Identity Solutions segment.

Revenues by market for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
State and local	$29,923	$18,724	$87,141	$46,304
Federal	82,646	20,508	180,834	38,999
Commercial	2,970	535	7,670	2,770
	$115,539	$39,767	$275,645	$88,073

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
North America	$109,935	$37,166	$253,953	$82,378
Rest of the World	5,604	2,601	21,692	5,695
	$115,539	$39,767	$275,645	$88,073

For the three and nine month periods ended September 30, 2007, two Federal government agencies accounted for 21% and 25% of consolidated revenues, respectively. For the three and nine month periods ended September 30, 2006, two Federal government agencies accounted for 26% and 32%, respectively, of consolidated revenues. As of September 30, 2007, the Company had an accounts receivable balance of approximately $27.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of

September 30, 2006, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The 2007 results of operations were significantly affected by the August 2006 Identix merger and the August 2006 acquisition of Iridian, the October 2006 acquisition of SpecTal, the February 2007 acquisition of ComnetiX, and the July 2007 acquisitions of ACI and McClendon, (collectively the ‘‘Acquisitions’’). Approximately $3.9 million and $3.1 million of the operating income recorded for the three and nine months ended September 30, 2007, respectively, and approximately $2.0 million of operating loss recorded for the three and nine months ended September 30, 2006, is related to the Acquisitions.

Revenues

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$115,539	$39,767	$275,645	$88,073

Revenues were approximately $115.5 million for the three months ended September 30, 2007 compared to approximately $39.8 million for the three months ended September 30, 2006. Revenues were approximately $275.6 million for the nine months ended September 30, 2007 compared to approximately $88.1 million for the nine months ended September 30, 2006. Included in the results for the three and nine months ended September 30, 2007 were $73.4 million and $169.0 million, respectively, related to the Acquisitions. Included in the three and nine months ended September 30, 2006 was $12.8 million of revenue for Iridian and Identix. Excluding the impact of the Acquisitions, revenues increased $15.2 million and $31.4 million, respectively, or 56% and 42%, respectively, from the three and nine month prior year periods. The increase from the prior year periods is due primarily to increased sales of the Company’s identity solutions, preimarily related to sales of multi-modal biometric solutions, passport and credentialing sales to the U.S. State Department and U.S. Department of Defense.

Cost of revenues and gross margins

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of revenues	$71,054	$26,675	$172,271	$57,453
Amortization of purchased intangible assets	6,873	3,405	19,838	7,293
Total cost of revenues	$77,927	$30,080	$192,109	$64,746
Gross profit	$37,612	$9,687	$83,536	$23,327
Gross margin	33%	24%	30%	26%

Cost of revenues increased by $47.8 million and $127.4 million for the three and nine months ended September 30, 2007, respectively. The Acquisitions impacted the cost of revenues by $53.0 million and $127.9 million for the three and nine months ended September 30, 2007, respectively. Included in the three and nine months ended September 30, 2006 was $9.1 million of cost of revenues for Iridian and Identix. Excluding the Acquisitions, total cost of revenues increased by $3.1 million or 15% and $8.6 million or 15% compared to the corresponding period in the previous year. Gross Margins in the third quarter and first three quarters of 2007 were positively impacted by increased sales of higher margin multi-modal biometric solutions. Excluding the Acquisitions, gross margins were 43% and 40% in the third quarter and first three quarters of 2007, respectively as compared to 22% and 26% for the corresponding periods in 2006, respectively, primarily as a result of increased sales of higher margin multi-modal biometric recognition devices and solutions.

Included in the cost of revenues for the third quarter and first three quarters of 2007 were $6.9 million and $19.8 million, respectively, of amortization of purchased intangible assets, which increased by approximately $3.5 million and $12.5 million from the prior year primarily due to Acquisitions. Amortization of purchased intangible assets reduced consolidated gross margins by 5.9% for the three months ended September 30, 2007 and 7.2% for the nine months ended September 30, 2007.

Sales and marketing expenses

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales and marketing expenses	$7,493	$3,366	$20,397	$8,703
As a percentage of revenues	6%	8%	7%	10%

Sales and marketing expenses increased by approximately $4.1 million and $11.7 million for the three and nine months ended September 30, 2007 from the prior year periods, of which the Acquisitions accounted for $2.0 million and $7.1 million, respectively. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $2.1 million and $4.6 million for the three and nine months ended September 30, 2007, respectively. These increases are attributable to additional investments made to expand our focus on U.S. government and international opportunities. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and development expenses

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Research and development expenses	$5,255	$3,323	$14,467	$6,868
As a percentage of revenues	5%	8%	5%	8%

Research and development expenses increased by approximately $1.9 million and $7.6 million for the three and nine months ended September 30, 2007, respectively and primarily relate to the Acquisitions. Excluding the impact of the Acquisitions, research and development expenses increased by $0.3 million and $1.3 million for the three and nine months ended September 30, 2007, as we continued to focus on the development of biometric technology. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues. Research and development expenses consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products.

General and administrative expenses

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
General and administrative expenses	$17,468	$9,008	$44,309	$17,126
As a percentage of revenues	15%	23%	16%	19%

General and administrative expenses increased by approximately $8.5 million and $27.2 million for the three and nine months ended September 30, 2007, respectively, from the prior year periods of which approximately $8.6 million and $20.5 million, respectively, are due to the Acquisitions. Excluding the effects of the Acquisitions, for the three months ended September 30, 2007 general and administrative expense were consistent with the prior year period. Excluding the effects of acquisitions the increase of $6.7 million for the nine months ended September 30, 2007 compared to the prior year period, relates to stock-based compensation expense, legal, accounting and auditing and other professional services. As a percentage of revenues, general and administrative expenses decreased to 15% and 16% for the three and nine months ended September 30, 2007, respectively, as compared to 23% and 19%, respectively, to the corresponding of periods in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Asset impairments and merger related expenses

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Asset impairments and merger related expenses	$—	$22,767	$—	$22,767

In connection with our merger with Identix in 2006, the Company incurred significant personnel costs for severance and other contractual compensation arrangements with the former management team and the Board of Directors of Viisage. These personnel and other severance costs totaled approximately $5.4 million. Additionally, the Company reviewed its long-term assets in light of the strategy and plans of the combined Company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment charges of $13.5 million relating to facial recognition technology, documentation authentification technology, patents, and other long-term assets. Additionally, the Company reviewed its long-term commitments and determined that it would cease to use certain services in the future; accordingly, the Company recorded a charge of $1.1 million pursuant to SFAS No. 146. The Company also recorded a charge for in process research and development of $2.7 million related to the Identix merger.

Amortization of purchased intangible assets

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Amortization of purchased intangible assets	$743	$102	$1,611	$359

Amortization expense of purchased intangible assets increased for the three and nine months ended September 30, 2007 from the comparable period in the prior year due to the Acquisitions.

Interest income and expense

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest income	$143	$377	$308	$1,543
Interest expense	(3,651)	(56)	(7,694)	(105)
Net interest (expense) income	$(3,508)	$321	$(7,386)	$1,438

For the three and nine months ended September 30, 2007, net interest expense increased by approximately $3.8 million and $8.8 million, respectively, as a result of the issuance of the senior convertible notes and borrowings under our revolving credit facility incurred primarily to fund the Acquisitions.

Income Taxes

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income taxes	$1,486	$698	$3,781	$2,013

The provision for income taxes primarily represents a deferred tax provision related to the amortization of tax deductible goodwill and foreign, state and local income tax provisions. The provision increased as a result of increased amortization of the tax deductible goodwill resulting from the acquisitions of SpecTal in October of 2006 and ACI in July of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2007, we had $35.5 million of working capital including $11.9 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our on going liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we may require additional financing to further implement our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. We may seek to raise additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled ‘‘Risk Factors.’’

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after September 30, 2007, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

In connection with the issuance of the Notes, we entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, we settled our obligation at closing for a cash payment

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At September 30, 2007, the Company had $102 million of borrowings outstanding and approximately $42.1 million available under the revolving credit facility.

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

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At September 30, 2007 the ratio was 11.84:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 5.00: 1.00 at December 31, 2006, March 31, 2007 and September 30, 2007, (ii) 4.75:1.00 at September 30, 2007, (iii) 4.50:1.00 at December 31, 2007, March 31, 2008 and September 30, 2008, (iv) 4.25: 1.00 at September 30, 2008, and (v) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At September 30, 2007 the ratio was 1.58:1.00].

Under the terms of the Agreement, L-1 Identity Solutions Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200.0 million. The Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the

Bank, (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries, (iv) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (v) make capital expenditures above certain thresholds, (vi) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (vii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At September 30, 2007, the Company was in compliance with these covenants.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$21,538	$7,293
Investing activities	(145,278)	(51,108)
Financing activities	130,620	1,811
Effect of exchange rates on cash and cash equivalents	68	(62)
Net increase (decrease) in cash and cash equivalents	$6,948	$(42,066)

Cash flows from operating activities increased by approximately $14.3 million for the nine months ended September 30, 2007 as compared to the corresponding period of the prior year. The net loss for the nine months ending September 30, 2007 was $8.6 million, which includes non-cash charges of $28.4 million for depreciation and amortization, $7.8 million for stock-based compensation, $3.5 million for non-cash income taxes and $1.0 million of other non-cash expenses. Excluding the impact of working capital changes described below, cash flows from operating activities increased to $32.1 million from $6.5 million for the nine months ended September 30, 2007 compared to the corresponding period in the prior year. Deferrals and accruals reflected in operating assets and liabilities adversely impacted in cash of $10.6 million in 2007 as compared to a positive impact of $0.8 million in 2006.

Cash paid for acquisitions of $133.9 million in 2007 include cash used to consummate the acquisitions of ComnetiX, ACI and McClendon as well as earn out payments and other costs related to prior acquisitions. Cash paid for acquisitions of $43.4 million in 2006 related primarily to the acquisitions of SecuriMetrics and Iridian and net of cash acquired in the merger with Identix. Capital expenditures were approximately $11.8 million and $5.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, and is primarily related to our drivers’ licenses product line and the Acquisitions.

Net cash provided by financing activities was $130.6 million for the nine months ended September 30, 2007, and was primarily related to issuance of the Convertible Notes of $170.2 million, net of related financing costs, borrowings under the revolving credit facility of $22.0 million, and proceeds received from exercises of common stock options by our employees, net of the payment of $69.8 million related to our pre-paid forward contract. In the comparable period of 2006, cash from financing activities related primarily to proceeds from the exercise of stock options, net of costs incurred to issue common stock in connection with the Identix merger.

Working Capital

Accounts receivable related to our February 2007 acquisition of ComnetiX and July 2007 acquisitions of ACI and McClendon, (‘‘2007 Acquisitions’’) was approximately $17.6 million at September 30, 2007. Excluding the 2007 Acquisitions, accounts receivable increased by approximately

$18.5 million as of September 30, 2007 from December 31, 2006, primarily due to increased sales of multi-modal biometric recognition products and solutions as well as timing of collections. Days sales outstanding at September 30, 2007 were comparable to those at December 31, 2006.

Inventory increased by $5.0 million as of September 30, 2007 compared to December 31, 2006. Inventory related to primarily as a result of our building inventory to meet future contract delivery multi-modal biometric recognition products and solutions and fingerprint scanning devices.

Other current assets increased by approximately $0.3 million primarily due to the 2007 Acquisitions.

Accounts payable, accrued expenses and other current liabilities related to the 2007 Acquisitions were $7.8 million at September 30, 2007. Excluding the impact of the 2007 Acquisitions, accounts payable, accrued expenses and other current liabilities increased by $14.2 million at September 30, 2007 from December 31, 2006 primarily due to timing of vendor payments and payroll, increased workforce, increases in purchases of materials and accrued interest on the Convertible Notes.

Total deferred revenue related to the 2007 Acquisitions was $2.4 million at September 30, 2007. Excluding the impact of the 2007 Acquisitions, deferred revenue increased by $0.6 million due to maintenance revenue and payments received on customer projects for which revenue recognition criteria was not met, as well as the impact of seasonal maintenance renewal patterns in our livescan business.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2007 (in thousands):

	Total	2007	2008-2010	2011-2012	After 2012
Operating lease obligations	$26,572	$3,773	$12,903	$9,896	$—
Debt and capital lease obligations	$310,599	$3,519	$40,585	$266,495	$—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75%. Additionally, the Company had capital lease obligations of approximately $0.2 million at September 30, 2007. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years.

The FASB has proposed a FASB Staff Position (‘‘FSP’’) that would significantly impact the accounting for the Company’s Convertible Notes. The proposed FSP, if adopted in its current form, would require cash settled convertible debt to be separated into debt and equity components at issuance. The value assigned to the Convertible Notes would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the Convertible Notes cash proceeds and its assigned value would be recorded as a debt discount and amortized to interest expense over the life of the Convertible Notes. Although the proposed FSP would have no impact on the actual past or future cash flows from the Convertible Notes, it would result in recording a significant amount of non-cash interest expense as the debt discount is amortized. The FSP, if adopted, would become effective January 1, 2008, and require retrospective application.

The Company has consulting agreements with two related parties under which each receives annual compensation of $0.1 million through the earlier of July 2012 or commencement of full time employment elsewhere.

In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through September 30, 2014, up to maximum royalties of $27.5 million.

In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

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

Valuation of goodwill and other long-lived and intangible assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of September 30, 2007 the carrying amounts of property, plant and equipment, identifiable intangible assets and goodwill, all net of accumulated depreciation and amortization, were $21.6 million, $200.2 million and $1,074.4 million, respectively.

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

Although we believe that the carrying values of our long-lived tangible and intangible assets were realizable as of September 30, 2007, future events could cause us to conclude otherwise.

As a result of our acquisitions beginning in 2004, material amounts of goodwill and other intangible assets were recorded. These represent estimates of fair values which are based on valuations made as of the dates of acquisition. With respect to the acquisitions of ACI, McClendon, ComnetiX and SpecTal, the valuations are preliminary and subject to adjustment based on additional analyses of values as additional information is obtained. Management believes that any differences between the preliminary and final allocations will not be material to our consolidated financial statements.

We follow SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We perform the initial step by comparing the fair value of our reporting units as determined by considering a number of factors, including an assessment of the fair value of the reporting units based on comparable companies using the guideline company method, the comparable transactions and the present value of future discounted cash flows, and comparing the results to the carrying amounts of the reporting units. We also consider our market capitalization in our evaluation. Based upon these analyses, we determined that the fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment as of October 31, 2006, the date of the latest annual impairment test.

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

Arrangements which typically do not involve significant production, modification or customization of software, or do not include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Sale of stand alone hardware products, including Live Scan equipment and related maintenance services;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Portable devices that provide iris and multi-modal identification and recognition;

•	Licenses of off-the-shelf versions of face and iris recognition software and related maintenance services;

•	Stand alone sales of software, including ABIS, AFIS, IBIS, BioLogon and software developer kits;

•	Services and software to scan, collect and transmit fingerprints for identity and background verification;

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support;

•	Service contracts for the installation and maintenance of and support of airport security facilities and;

•	Security, information technology and professional services provided to the U.S. intelligence community.

Revenue on the transactions within the scope of SAB 104 is recognized upon transfer of title for product sales, and performance for services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained unless acceptance is deemed perfunctory. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Security and information technology consulting, training and other similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenue from time and material and fixed price level effort contacts is recognized as the services are rendered. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency, and is recognized on a gross basis where we are the prime contractor and on a net basis where we are the subcontractor. Expenses on all services are recognized when the costs are incurred. Our contractual arrangements generally do not provide for a right to return.

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

Drivers’ licenses or credentials contracts and certain other contracts or contract elements within such contracts generally require that we incur up front costs related to the software, hardware and other equipment. Such costs are capitalized and are depreciated over the contract term or life, beginning when the system goes into service. The delivery of the licenses or credentials typically also require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software used in drivers’ license contracts are capitalized during the period during which we are designing and installing the system and are amortized over the contract term beginning when the system goes into service. All or part of revenue on these contracts may be based on, and is contingent upon, the utilization of the deployed system and is therefore recognized as the licenses or credentials are produced or the system is otherwise utilized. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, we recognize revenue when title is transferred.

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

We have provided an income tax provision for a deferred tax liability related to the amortization of tax deductible goodwill resulting from the acquisitions of Auto Test, Trans Digital Technologies, Inc., IBT and SpecTal, and ACI. The resulting deferred tax liability cannot be used to reduce deferred tax assets in determining the required valuation allowance since the period over which the associated temporary differences will reverse is indefinite.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option in 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected common stock price volatility	59%	94%	63%	105%
Risk free interest rate	4.3%	4.4%	4.3%	4.3%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—

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

Contingencies and Litigation

There are various lawsuits and claims pending against us incidental to our business. The final results of such suits and proceedings cannot be predicted with certainty. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 11 to our unaudited condensed consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk related to borrowings under our revolving credit agreement. At September 30, 2007, borrowings outstanding under the revolving credit agreement aggregated $102 million and bears interest at variable rates. As a result, the market value of the borrowings under our revolving credit agreement approximates its carrying amount; however, the Company is exposed to increases in interest rates and benefits from decreasing interest rates.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After September 30, 2007, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by interest charged and changes in the market value of the common stock. At September 30, 2007 the estimated market value of the Convertible Notes was $173.7 million.

We have entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00.

The transactions of our international operations, primarily our German and Canadian subsidiaries, are denominated in euros and Canadian dollars, respectively. At September 30, 2007, financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. Financial assets and liabilities denominated in euros aggregate $2.8 million and $1.8 million, respectively and financial assets and liabilities denominated in Canadian dollars aggregate $3.0 million and $2.5 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We mitigate exchange rate volatility, by purchasing local currencies pursuant to currency forward contracts. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations. As of September 30, 2007, we had no foreign currency forward contracts open.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. As of September 30, 2007, the cumulative gain from foreign currency translation adjustments was approximately $3.5 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of September 30, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

During the quarter ended September 30, 2007, we began the process of documenting, assessing and testing our internal control over financial reporting for the entities that were excluded from our assessment in 2006, as well as remediating internal control deficiencies identified in 2006, none of which constituted a material weakness. Except as described above, there has been no change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (’’LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ’’per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ’’License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ’’per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants. Iridian has requested to assert additional counterclaims against LG and such request remains pending while the Court conducts mediation with all parties in an effort to reach settlement terms. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims if a settlement is not reached. At this time, it is not possible to predict with certainty the outcome of this litigation or the terms or probability of any settlement. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW (the ‘‘Securities Litigation’’). The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court, notice of the terms of the settlement must be provided to all potential members of proposed class, and the Court must enter a final judgment finding that the settlement is fair to class members.  Lead plaintiffs ’s motion for preliminary approval  has been granted and a hearing on the motion for entry of final judgment approving the settlement scheduled for November 16, 2007. Under the terms of the Stipulation of Settlement, the defendants will make a payment to the plaintiff class in the amount of $2.3 million. That payment will be funded by the Company’s directors and officer’s insurance carrier.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to  Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal  from this order on September 24, 2007.  The Company anticipates that briefing and argument before the First Circuit Court of Appeals will be complete before the end of the 2008 spring term. The Company believes that derivative actions are without merit and that the District Court’s decision will be affirmed.

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

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in net losses in each year, including a net loss of $31.0 million in 2006 and a net loss of $8.6 million for the nine months ended September 30, 2007. At September 30, 2007, we had an accumulated deficit of approximately $96.0 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as related security consulting services. We cannot provide any assurance that we will achieve profitability on an annual basis in the future.

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

For the three and nine month periods ended September 30, 2007, two Federal government agencies accounted for 21% and 25% of consolidated revenues, respectively. For the three and nine month period ended September 30, 2006, two Federal government agencies accounted for 26% and 32%, respectively, of consolidated revenues. As of September 30, 2007, we had two accounts receivable balances of approximately $27.9 million from two Federal government agencies which were the only customers that had a balance of greater than 10% of consolidated accounts receivable. As of September 30, 2006, one Federal government agency was the only customers that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $4.0 million. The loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.

We have been named as a defendant in a putative class action lawsuit, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As described below in Item 1, Legal Proceedings, in March and April 2005 eight putative class action lawsuits were filed against Viisage in the United States District Court for the District of Massachusetts. These lawsuits were subsequently consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW. The amended consolidated complaint which was filed in February 2006 alleges violations of the federal securities laws by Viisage and certain of Viisage’s then officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to the litigation involving a certain Georgia drivers’ license contract and related to Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of Viisage’s stock during the period May 12, 2004 through March 2, 2005. In February 2007 all claims related to the Georgia driver’s license contract were dismissed. On July 19, 2007 the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the remaining claims in the litigation. Before it becomes effective, among other things, the Stipulation of Settlement must receive preliminary approval from the Court and the Court must enter a final judgment finding that the settlement is fair to class members.   The lead plaintiffs ’s motion for preliminary approval has now been granted and a hearing on the motion for entry of final judgment approving the settlement  is  scheduled for November 16, 2007. Under the terms of the Stipulation of Settlement, the defendants would make a payment to the plaintiff class in the amount of $2.3 million. That payment would be funded by the Company’s directors and officer’s insurance carrier assuming successful completion of the settlement process.

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

Many of the systems and services we sell manage private personal information and protect information involved in sensitive government functions. The protective security measures that we use in these systems and services may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent protective security measures used in these systems could misappropriate sensitive or proprietary information or cause interruptions or otherwise damage our products, services and reputation, and the property and privacy of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

For the three and nine months ended September 30, 2007, we derived approximately 5% and 8%, respectively, of our total revenues from international sales. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including ‘‘crime control’’ products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	liabilities resulting from any unauthorized actions of our local resellers or agents under the Foreign Corrupt Practices Act or Local anti-bribery statutes;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

We expect that we will have increased exposure to foreign currency fluctuations. As of September 30, 2007, our accumulated comprehensive income includes foreign currency translation adjustments of $3.5 million. In addition, we have significant Japanese yen-denominated transactions with Japanese vendors supplying hardware and consumables for the delivery of certain large contracts. Fluctuations in foreign currencies, including our Japanese yen-denominated transactions could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by unpredictable and unstable market conditions.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures.  At September 30, 2007, we had cash and cash equivalents of $11.9 million and availability under our line of credit of $42.1 million. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our acquisition strategy may be adversely affected by unpredictable and unstable market conditions.  Particularly during periods of adverse economic conditions or during a tightening of global credit markets, we may be unsuccessful in raising additional financing or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

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

In connection with the Aston investment, Aston became the largest stockholder of L-1, owning approximately 10.7% of our outstanding common stock. In addition, Lau Technologies, or (‘‘Lau’’), beneficially owns approximately 3.4% of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC) and Lau have an influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC, Aston and Lau, including:

•	Mr. Robert V. LaPenta, the founder and Chief Executive Officer of L-1 Investments Partners LLC, is Chairman of our board of directors and Chief Executive Officer and President;

•	Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, who are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President and of Corporate Communications, respectively;

•	we acquired intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on certain of our face recognition revenues through September 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Ms. Joanna Lau, the President of Lau, and her spouse Mr. Denis K. Berube, the Chief Operating Officer of Lau who also serves as a director on our board of directors, under which we will pay each of Ms. Lau and Mr. Berube $0.1 million per year through the earlier of January 10, 2012 or the commencement of the consultants’ full-time employment elsewhere. Mr. Berube and Ms. Lau own a majority of Lau’s stock;

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

In addition, we have offices in many locations and have moved our corporate headquarters from the Viisage facilities in Billerica, Massachusetts, to Stamford, Connecticut. Identix is headquartered in Minnetonka, Minnesota and has employees in seven locations. SpecTal is headquartered in Reston, Virginia and SecuriMetrics and Iridian are located in Martinez, California. ACI is located in Columbia, Maryland and McClendon Corporation is located in Chantilly, Virginia, IBT is located in Nashville, Tennessee and Springfield, Illinois and ComnetiX is headquartered in Oakville, Ontario, Canada. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The simultaneous integration of these acquisitions may place additional strain on our resources and increase the risk that our business may be adversely affected by the disruption caused by the acquisitions. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At September 30, 2007 goodwill and other intangible assets are $1,074.4 million and $200.2 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

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

We expect that the acquisitions of Identix and Iridian in August 2006, SpecTal in October 2006, SecuriMetrics in February 2006, ComnetiX in February 2007, and McClendon Corporation and ACI, in July 2007, as well as the acquisitions that we have made previously, will enhance our leadership in the identity solutions industry through the combination of their respective technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our product portfolio will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our product offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as they do. If these risks materialize, our stock price could be adversely affected.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Current Report on Form 8-K filed on July 19, 2007, contains a description of an unregistered sale of securities on July 13, 2007 in connection with our acquisition of McClendon.

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

Date: November 5, 2007	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2007	By:	/s/ JAMES A. DEPALMA
James A. DePalma Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).