Form 10-K
period 2007-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2008-02-28
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 001-33002

L-1 IDENTITY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0807887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203)-504-1100

Securities registered pursuant to Section 12(b) of the Act: Common Stock $.001 par value NYSE

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘accelerated filer’’, ‘‘large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer       Smaller Reporting Company

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2).    Yes     No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2007, was approximately $1,498.0 million.

As of February 22 2008, the registrant had 75,238,515 shares of Common Stock outstanding.

L-1 IDENTITY SOLUTIONS, INC.

i

PART I

Item 1.	Business

In this Annual Report on Form 10-K, the words ‘‘L-1’’, the ‘‘Company’’, ‘‘we’’, ‘‘our’’, ‘‘ours’’, and ‘‘us’’ refer to L-1 Identity Solutions, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 31, 2007.

L-1 Identity Solutions, Inc. and its subsidiaries (‘‘L-1’’ or the ‘‘Company’’) provide a full range of identity solutions and services that enable governments, and businesses to enhance security, establish a true biometric-based identity, protect personal data and support various intelligence requirements. Our identity solutions and services offerings have four main areas of focus:

•	Credentialing Solutions, part of our Identity Solutions segment, includes: production of passports, HSPD-12 common access cards, drivers licenses and credential verifications;

•	Multi-biometric Solutions, also part of our Identity Solutions segment, includes: sale of fingerprint and palm print scanners, mobile fingerprint scanners, third party digital video cameras with embedded L-1 software, iris based capture devices (PIER, HIIDE), integrated multi-biometric (finger, face and iris) devices, biometric access control, automated biometric identification system (ABIS), system oriented architectural workflow and database management software and multi-modal algorithms including automated fingerprint and palmprint identification systems, automatic facial recognition systems both static (digital photo or mug shot) and dynamic (video) and automated iris recognition systems (AIRS);

•	Enrollment Solutions, includes: provision of enrollment stations and software for fingerprinting and facial data collection and processing, which is part of our Identity Solutions segment, and fingerprint services for background checks for federal, state and local governments, which is part of in the Services segment;

•	Intelligence Services, included in our Services segment, provide training, program management, security, technical development and IT support to the intelligence community.

We offer a full range of biometric solutions, including facial, fingerprint and iris recognition solutions and technologies, both hardware and software based, that enable our customers to deal with a single entity for a wide range of identity applications. Our solutions provide the means to collect, manage and use identity data and enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification programs, criminal identification, military applications, homeland security, including border management, and commercial applications. The market for identity protection solutions has continued to develop at a rapid pace. We believe that consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We also provide comprehensive government consulting, training, security, technology development, and information technology solutions to the U.S. intelligence community.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides credentialing solutions and biometric-based identity solutions to federal agencies, state and local government agencies, including law enforcement and departments of corrections, foreign governments and commercial entities, such as financial, casinos and health care institutions. Customers, depending on their specific needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. Our Identity Solutions revenues include products and related services, which comprise hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Services segment provides enrollment services to federal and state government agencies and commercial enterprises, including financial institutions, as well as comprehensive consulting, program management, information analysis, training, security, technology development and information technology solutions to the U.S. intelligence community. Depending upon customer needs, our services can be bundled with identity solution, product and services offerings to create multiple element arrangements. See ‘‘Reportable Segments and Geographic Information’’ included in Item 7 for financial information regarding our segments.

We evaluate our business primarily through operating and financial metrics such as revenues, operating income (loss), and earning before interest, depreciation and amortization, intangible asset impairments and in process research and development charges, and stock-based compensation expense (‘‘Adjusted EBITDA’’) and free cash flow.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in accordance with Section 251(g) of the Delaware General Corporation Law (the ‘‘DGCL’’) in order to facilitate our announced convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) offering and in order to facilitate the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc., a Delaware corporation incorporated in April 2007 became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (‘‘L-1 Operating Company’’, previously known as L-1 Identity Solutions, Inc., and originally incorporated in Delaware as Viisage Technology, Inc. in 1996 ). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of our assets and liabilities or our historical results of operations and cash flows.

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

By virtue of the Merger, all of the outstanding capital stock of L-1 Operating Company was converted, on a share for share basis, into capital stock of the Company. As a result, each former shareholder of L-1 Operating Company became the owner of an identical number of shares of our common stock. Additionally, each outstanding stock option and warrant to purchase shares of common stock of L-1 Operating Company was automatically converted into a stock option or warrant to purchase, upon the same terms and conditions, an identical number of shares of the Company’s common stock. The conversion of the shares of common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of L-1 Operating Company are deemed to represent the same number of shares of our common stock. Upon consummation of the Merger, our common stock was deemed to be registered under Section 12(b) of the Securities Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to L-1 Operating Company. Pursuant to Section 251(g) of the DGCL, the provisions of our certificate of incorporation and bylaws are substantially identical to those of L-1 Operating Company prior to the Merger. Our authorized capital stock, the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also substantially identical to those of the capital stock of L-1 Operating Company prior to the Merger. The directors of the Company are the same individuals who were directors of L-1 Operating Company prior to the Merger. The executive officers of the Company and L-1 Operating Company are the same.

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

The Company has no operations other than those carried through its investment in L-1 Operating Company, except the financing operations related to the issuance of the convertible notes, and substantially all of its assets consist of its investment in L-1 Operating Company. At December 31, 2007, the Company’s carrying amount of its investment in L-1 Operating Company approximated $1,255.0 million.

Recent Acquisitions and Financing Activities

Understanding the growth potential that the identity solutions market represents, we have sought to close the gap between the need (a better method of securing and protecting personal identities) and the ability for current industry participants to provide it due to a lack of professional management, infrastructure and capital resources. We used Viisage Technology, Inc. (now renamed L-1 Identity Solutions Operating Company) as the platform upon which to build an end-to-end identity solution provider to integrate multi-modal technologies into products and services to serve the need for biometric technologies by local, state, federal and international customers. With these objectives in mind, we consummated the transactions and acquisitions described below.

In December 2005, we issued and sold to Aston Capital Partners, L.P. (‘‘Aston’’), approximately 7.6 million shares of Viisage common stock resulting in gross proceeds to us of $100 million. Aston is an investment fund managed by an entity controlled by certain of our current senior executives. Under the investment agreement with Aston, $85 million of the proceeds was used to finance acquisitions.

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

In February 2006, we acquired SecuriMetrics, Inc. (‘‘SecuriMetrics’’) which develops, customizes and sells multi-biometric solutions using its proprietary iris recognition technology, typically consisting of multi-biometric capture devices bundled with proprietary software.

In August 2006, we acquired Iridian Technologies, Inc. (‘‘Iridian’’) which owns and licenses an extensive portfolio of intellectual property related to iris recognition technology.

Also in August 2006, we merged with Identix Incorporated (‘‘Identix’’) a provider of fingerprint, facial and skin biometric technologies, and related system components, as well as fingerprinting services which are critical to biometric capture and knowledge discovery in large scale identification management problems. The fingerprint services business of Identix has been integrated into the business of IBT.

In October 2006, we acquired SpecTal, LLC (‘‘SpecTal’’) which provides comprehensive consulting and security solutions primarily to the U.S. intelligence community.

Also in October 2006, we entered in a revolving credit agreement pursuant to which we can borrow up to $150.0 million, with the potential of increasing the facility to $200.0 million. Borrowings under the revolving credit agreement have been primarily used to fund our acquisitions.

In February 2007, we acquired ComnetiX Inc. (‘‘ComnetiX’’), a Canadian company providing biometric identification and authentication technologies and solutions to private and public sector customers. The ComnetiX acquisition created an important presence for us in the Canadian market and added a highly-complementary base of customers to our portfolio, particularly within the law enforcement community.

In May 2007, we issued $175.0 million of Convertible Notes, the net proceeds of which were used to prepay the then outstanding borrowings under our revolving credit facility.

In July 2007, we acquired McClendon LLC, (‘‘McClendon’’) and Advanced Concepts, Inc. (‘‘ACI’’), which provide technical, network security and professional services to the U.S. intelligence community.

In January 2008, we announced an agreement to acquire Bioscrypt Inc. (‘‘Bioscrypt’’), a Canadian company that is a leader in the enterprise access control market. The acquisition is subject to customary closing conditions, including the approval of the shareholders of Bioscrypt. This acquisition is expected to close during March 2008.

All acquired companies continue to deliver their individually branded solutions and services to their customers. Increasingly, however, the companies come together to provide integrated L-1 branded solution sets to customers across federal, civil, criminal and commercial markets, and to border management agencies.

Industry Overview

Biometric Markets and Trends

Biometrics is the measurement of unique, individual physiological or behavioral characteristics, such as fingerprints, palm prints, facial characteristics, iris and voice patterns, hand geometry and handwriting patterns, which can be used to determine or verify an individual’s identity. The biometrics industry offers technology that digitally captures and encodes these individual biometric characteristics and then compares that uniquely personal characteristic against previously encoded biometric data to determine or verify an individual’s identity. Biometric technology provides improved accuracy and security, convenient and cost-effectiveness compared to traditional identification methodologies.

More stringent security requirements and more mobile global populations is increasing demand for technologies that offer a reliable and efficient means to verify identity. Biometrics, with its focus on uniquely individual characteristics, addresses the limitations inherent in traditional identification and authentication processes, such as paper credentials, passwords, PIN codes and magnetic access cards. Biometrics provides a solution for a broad range of applications, including border management, national identification programs, immigration control, identity theft and critical infrastructure applications such as employee verification, access control and information systems protection. We believe that government and commercial entities will increasingly adopt biometric-enabled solutions to identity management.

Governments were the early adopters of biometrics and are currently the primary customers for the industry. At the local law enforcement level, biometric technology permits more efficient criminal booking and processing and also allows officers in the field to identify potential suspects more reliably and efficiently. Within the military biometrics are used for the verification and identification of military personnel and contractors and collection and processing of biometrics from non-military personnel for the purpose of identifying potential hostile persons. At the national level, governments throughout the world have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. National governments have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns.

Fingerprints have been the most widely used biometric and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 50 million individuals. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies and state and local law enforcement agencies in the United States, also have established large fingerprint databases.

While fingerprinting is expected to continue to be the most prevalent biometric technology in the near term, iris, face and palm print and other technologies are being adopted and combined with fingerprinting in multi biometric applications to provide an additional level of security and accuracy and to allow for increased flexibility for applications where fingerprints are not suitable.

The principal use of biometric technologies in identification applications revolves around the use of biometrics in large scale databases for establishing uniqueness of identity. The process works by capturing a set of biometric samples of an individual and submitting it to a biometric search engine which is able to rapidly compare the submitted biometric sample against large databases of known identities. Initially these systems were referred to as Automated Fingerprint Identification Systems (AFIS). These were originally developed for large applications by agencies such as the FBI and Scotland Yard to facilitate criminal investigations, but since have grown into the civil markets and achieved widespread acceptance within national civil programs, where they are used to prevent identity fraud in national ID programs. In more recent years, the trend has evolved into a multibiometrics system capability, where the search engine is able to search not just fingerprints but simultaneously other biometric modalities notably face and iris. In response we have developed our Automatic Biometric Identification System (‘‘ABIS’’), which we sell to government agencies throughout the world for the civil and criminal applications. Our ABIS system is a scalable standards-based multi-biometric platform, offering flexibility that enables deployments in a wide variety of identification environments.

ABIS deployments vary widely in size, cost and complexity. In a local law enforcement deployment, the ABIS may be entirely contained within a single facility, with one or more capture devices attached to local computers, networked to a low-cost, small scale system capable of searching up to tens of thousands of records. The same system could be scaled up in large applications to consist of hundreds of biometric acquisition stations and millions of biometrics records.

The widespread deployment of ABIS-type systems and the development of biometric technologies to support the identification market have been among the biggest contributors to the growth of the biometrics industry. This growth is being driven by the increase in the worldwide demand for identity based security systems, where the goal is to combat identity fraud, to fix identity, and to grant identities privilege based on the level of trust that they earn through the background checking process.

Government-issued credentials serve as the primary means for confirming the physical identity of an individual. The effectiveness, however, of these credentials can be impaired because they can be counterfeited or altered, issued under false pretenses and historically have rarely been linked to an identity database. Failure to provide adequate identification protection can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, we believe that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions.

In addition to upgrading their security features, we believe that monitoring authorities at places like border entry points will increasingly embrace the use of automated document authentication technology to confirm the authenticity of presented credentials. Issuing authorities are increasingly incorporating biometrics to verify personal identities and deter fraud. While identity credentials are becoming more secure, the ability to obtain them under false pretenses continues to be a major weakness of the credential issuing process. As a result, issuing authorities are now focusing on improving their ability to verify the identity of a person requesting an identification credential prior to issuing that credential. As part of this effort, many authorities also have recognized the need to have secure and accurate documentation of the issuance process and supporting documents for each credential.

Internationally many countries have established or are establishing national identification, passport programs and voting systems and many of these systems are expected to utilize biometric technologies. Some of these programs are also aimed at helping to secure a country’s borders by tracking entry and exit of both citizens and visitors and identifying potential terrorist threats. The United States established legislation requiring biometric identifiers to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). We offer a range of solutions, products and technologies that can be utilized in national identification, and/or passport and border crossing programs to enroll and verify citizens, visitors and potential threats and/or to add biometric identifiers to national identification and/or passport programs. Accordingly we believe that international markets provide an opportunity for revenue growth.

We believe the global market for advanced technology identity solutions is growing rapidly and is driven by the following key trends:

•	Government-initiated security programs. We believe that the U.S. Federal Government and government agencies will continue to be key drivers for the growth and development of the market for advanced technology identity solutions by increasingly recommending, and in some cases mandating, the use of secure authentication as a key component of identity verification through such programs as:

•	the U.S. Visitor and Immigrant Status Indicator Technology program (‘‘U.S. VISIT’’), which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States;

•	the U.S. Department of State Passport Card program to issue a limited use passports in a wallet size format;

•	the Transportation Workers Identification Credential (‘‘TWIC’’), which is a credentialing program that may eventually cover an estimated 12 million national transportation workers;

•	the U.S. Department of State’s ‘‘contactless chips’’ in passports, which are electronic chips that hold the bearer’s biographic and photographic data;

•	the Transportation Security Administration’s (‘‘TSA’’) Hazardous Material Threat Assessment Program (‘‘HAZMAT’’), mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (‘‘HME’’) on their state-issued commercial drivers licenses (‘‘CDL’’);

•	the TSA’s Registered Traveler Program (‘‘RT’’) under which the TSA will conduct a security assessment to determine eligibility of an individual for an expedited screening process at TSA security checkpoints. RT participants provide both fingerprint and iris biometrics, allowing either biometric to be used for positive identity verification at the airport;

•	Homeland Security Presidential Directive 12 (‘‘HSPD-12’’), which mandates that a common identification card be utilized by all Federal government employees and contractors. In 2004, the U.S. Federal Government issued the Federal Information Processing Standard for Personal Identity Verification of Federal Employees and Contractors as part of HSPD-12. HSPD-12 includes a requirement for document authentication in connection with the issuance of secure credentials to federal government employees; and

•	ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

•	Development of industry standards and requirements. Several organizations responsible for standards in a number of our markets have implemented requirements for the use of biometric recognition. For example, in May 2003, the International Civil Aviation Organization, which sets recommended travel document standards for its member states, selected face recognition as the biometric to be used in passport documentation. Moreover, in February 2003, the National Institute for Standards and Testing (‘‘NIST’’) which is part of the

U.S. Department of Commerce, recommended that a dual system of fingerprint and face recognition technology be used to verify the identities of visa holders at points of entry in the United States. In addition, NIST has established a fingerprinting standard, referred to as Minutiae Extractions Standard or MINEX.

•	Growing use of biometrics. Governments are increasingly mandating biometrics as an integral component of identity solutions. Global biometric revenue is projected to grow significantly driven by large-scale government programs and dynamic private-sector initiatives. Fingerprint is expected to have the largest share followed by face recognition and iris recognition.

•	Increasing demand for background screening. Demand is growing from civil, state, federal and commercial fronts for background screening for applicants seeking a new job or individuals who provide services that require their identity to be vetted.

•	Rising cost of identity theft and financial fraud. We believe the growing direct and indirect cost of identity theft and financial fraud is increasing the pressure on businesses and individuals to accelerate the adoption of advanced technology identity solutions. Identity theft is the nation’s fastest growing crime.

•	Convergence of physical and logical security systems. We believe that there is a growing need for governments and businesses to provide a highly secure, unified system for user authentication to access both physical assets, such as buildings, and digital assets, such as computer networks. For example, the U.S. Department of Defense’s, or DoD, Common Access Card Smart Card program provides identity verification for approximately four million DoD employees and military personnel to enable access to military property and DoD computer networks. We believe that this program represents the model for identity protection solutions that will be implemented by governments and businesses in the future.

Government Services Markets And Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology and services will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers, due to shrinking ranks of government employee technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980.

Across our core intelligence community customers, we believe the following trends will continue to impact spending and dependence on technology and support contractors:

•	The emphases on irregular warfare, homeland defense, and combating the spread of weapons of mass destruction remain overarching guiding principles for current and out-year funding priorities. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Defense, Department of Homeland Security and the intelligence community will continue to be interested in systems that strengthen the coordination within and among agencies and departments.

•	Although certain agencies within the intelligence community have indicated a goal of reducing reliance on contractors, the demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while the available technical workforce shrinks. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will continue to rely on technology service providers that have experience with government systems, can sustain mission-critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

•	In recent years, federal agencies have had increased access to alternative choices of contract acquisition vehicles-such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government agencies access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with the multiple channel access, such as ID/IQ contracts, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet the demand for, and delivery of, required services and solutions.

•	Once the level of involvement in Iraq and Afghanistan begins to wind down, the military role will likely evolve from less dependence on major combat operations to an increased use of precision strikes. Intelligence gathering, processing and analysis will become even more important to the mission of the commanders in the field. Future administrations may choose to pay for these activities through annual appropriations instead of supplemental funding. Going forward, it is expected that a substantial portion of the military budget will be needed to re-set and modernize equipment and infrastructure. We believe this will likely fuel a continuing demand for logistics services and network enabled mission capabilities that will provide an increasing level of performance efficiency while also introducing elements of cost-effectiveness.

•	It is believed that the current strategic environment dictates the need for more dependencies in the form of alliances and partnerships. Alliances with large and small companies who have agency mission knowledge and/or established credentials related to specific solutions and services are critical in winning large contracts.

•	The Office of Management and Budget (OMB) has issued a strategic sourcing directive to make business decisions about acquiring commodities and services more effectively and efficiently. In many cases, these strategies are designed to drive specific services to commodity status in order to leverage the government’s purchasing power. Many of the multiple-award, ID/IQ contracts that typify today’s market are derived from strategic sourcing initiatives that aggregate requirements and provide many options for users over extended performance periods.

Our Identity Solutions

Our identity solutions are intended to provide our customers with the customized products and services necessary to achieve the particular objective or address a specific customer need. An individual solution often includes multiple deliverables of hardware, equipment, consumables, software, right to additional software products, when and if available, related hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services under a single arrangement. Our identity solutions incorporate modular components and services, including the following:

Multi-Biometric Capture and Live Scan Systems — Provide high quality images for multi-biometric recognition in the industry. We estimate that more than 15,000 systems are deployed worldwide for criminal and applicant processing, border management and enrollment into civil ID programs.

Multi-Biometric ABIS — Support finger, face and iris on a single platform. This biometric matching engine is used to eliminate duplicates and aliases in the U.S. State Department’s visa issuance system and is also the main biometric search engine for the US Department of Defense enterprise database management and search solution.

Mobile Identification Systems — Use finger, face and iris biometrics for identifying subjects in the field. Our rugged and portable iris devices are deployed by the U.S. Department of Defense for overseas missions in Iraq, Bosnia, Afghanistan and other areas of conflict.

Facial Screening Systems — Alert customs and passport control agents when an individual on a watchlist attempts to enter the country. We supply the largest database solution for the Department of State with a database search of over 60 million facial records.

Information Security Software Solutions — Protect against unauthorized access to computers and networks. Our solutions are used by financial and health-care organizations around the world.

High-Quality Card Production Systems — Provide long-lasting, tamper-proof capabilities. Each year, we estimate that we enroll and produce more than 35 million individual credentials, such as U.S. passports and drivers’ licenses, at more than 2,500 locations.

Document Authentication and Credentialing Systems — Encompass proofing, vetting, enrollment, biometrics, identity database management, card production and authentication components required to establish the authenticity of IDs in a large-scale secure credentialing program We estimate that more than 5,000 systems are deployed worldwide in over 25 countries

Fingerprinting Service Centers — Handle processing for employment and licensee applicants. We maintain the largest enrollment network in the country and process nearly one million applicants annually.

Government Technology and Security Services — Provide key expert assistance in counterterrorism, counterintelligence, homeland security, technology development, information technologies, vulnerability assessments and operational support to US government agencies. In addition, we provide expert processing and analysis of complex data sources in support to US government agencies.

Our solutions are designed to meet the ID needs of our customers. They combine industry-leading face, finger and iris recognition biometric technologies with state-of-the-art credentialing and document authentication capabilities and a range of outsourcing services to successfully meet all aspects of managing identity.

Federal and International Security Solutions

We seek to provide efficient and reliable products and services to help improve the security of nations and to protect their citizens, both at home and abroad. We have provided our solutions to all levels of government including every major U.S. government department and most U.S. military branches. We offer a comprehensive array of solutions that make it easier to implement civilian and criminal identification systems, border security programs and data protection measures. Our solutions respond to the federal and international identity needs and initiatives.

In the Identity Solution segment, we provide solutions, products or technologies in connection with the following:

•	Homeland Security Presidential Directive 12 — Requires a common identification credential with Personal Identity Verification (PIV) for federal employees and contractors. L-1 provides end-to-end capabilities for identity proofing as well as modular, customizable components and outsourcing services to ensure fast and easy compliance. Our offerings are GSA and NIST certified.

•	Transportation Workers Identification Card — A program mandating a standardized secure credential containing biometric data for all transportation workers to enter into any secure area of a port.

•	U.S. DoD Common Access Card — The standard identification credential for active duty military personnel, selected reserve personnel, civilian employees, and eligible contractor personnel.

•	Registered Traveler Program — A nationwide private sector program designed to accelerate the screening process at participating airports for passengers who voluntarily choose to enroll by providing biometric fingerprint and/or iris data.

•	US-VISIT Program (U.S. Visitor and Immigrant Status Indicator Technology) — An automated entry/exit tracking program that requires foreign visitors to submit biometric information upon arrival and departure to and from the U.S.

•	Passport and Visa Issuance and Production — We supply and integrate the technologies, software, hardware, consumables and services to help with the identity enrollment, de-duplication and production of safer and more secure passports and other travel documents.

•	Border Management Solutions — Our solutions offer a faster and more convenient process for travelers to pass through borders. They also empower border control officers to perform real-time searches against known watchlists and to scan more types of documents faster than ever before, helping to ensure that unwanted individuals do not enter the country. L-1’s capabilities also enable the process of border management and control to happen seamlessly and with the same level of protection and security regardless of location, whether at a highly populated and wired checkpoint or a remote location connected wirelessly. We estimate that our biometric technologies and document authentication readers have been tested or deployed by border control agencies all over the world. Our companies have deployed more than 10,000 live scan systems, including for the U.S. Department of Homeland Security, for use at the nation’s border crossings.

•	SIRIS created for iris primary applications that call for fast and accurate identification. SIRIS is a high speed iris matching platform. Combined with portable and stationary iris devices, SIRIS offers end-to-end solutions for large scale programs.

•	Frequent Traveler Solutions that speed processing times and ensure high-quality biometric capture every time for maximum verification accuracy and convenience for travelers.

•	Watchlist Screening Solutions that seamlessly integrate into the immigration process to provide more accurate, real-time notification of possible matches against watchlists.

•	Document Authentication Solutions that automate the reading and authentication of e-passport documents with contactless smart chips, as well as existing passports, driver’s licenses and other ID cards.

•	Mobile ID Solutions that allow for highly accurate and fast identification of individuals seeking to pass through borders at remote sites, land and sea crossings.

In the Services segment, we provide services in connection with the following:

•	HAZPRINT — Requires focused background checks, including fingerprint-based biometric criminal history checks, for all commercial drivers who apply for, renew or transfer an endorsement to transport hazardous materials, including explosives.

•	Department of Defense (DoD)/Intelligence Agencies – We help the DoD and Intelligence communities in the fight against terrorism across the globe by providing technology for insurgent registration, combatant identification, watchlist ID, credentialing and high security access control. Off the field, our solutions help agencies process background checks of military personnel faster in order to provide them with secure credentials and verify their identity for the purposes of issuing benefits or accessing secure facilities and networks. We provide scientific and technical solutions to the design, testing, and implementation of collection systems employed against the intelligence community’s top tier hard-target intelligence issues. Our technicians design and deploy unique articles for situations requiring concealment techniques and methodologies and provide training for field operations personnel. Our program management and technical services support assists the government in the definition and execution of large mission critical programs across the intelligence community.

•	Information Technology (IT) Solutions – We provide IT support to the intelligence community. Our core capabilities include: infrastructure engineering; systems engineering and integration; software development; and information assurance. We provide infrastructure engineering services supporting mission critical, high performance computing systems for national level intelligence customers. This expertise includes network architecture design, implementation of advanced network technologies, high performance computing including engineering and administration of supercomputers. Our expertise in systems engineering and integration covers requirements definition and analysis, selection/implementation of systems engineering methodologies/tools, program management support, system engineering and technical assistance (‘‘SETA’’), program scheduling/engineering review boards, configuration management, and supporting planning development, implementation, and delivery phases of projects. We also provide software engineering support to high visibility and critical intelligence missions such as signals exploitation and cryptanalytic processing. Information assurance services/solutions include tools development, threat analysis, database development, network traffic analysis, vulnerability analysis, risk assessment, and training.

•	Geospatial Data – We are a supplier of support services for collection, analysis, and dissemination of geospatial data.

Federal, International, State and Local Criminal Solutions

Law enforcement agencies across the U.S. and internationally rely on us to provide solutions that help identify suspects and criminals faster and more accurately. With the power to scan millions of criminal records in seconds, and provide officers in the field with critical identity information in minutes, we are paving the way for a new era in identification for law enforcement agencies. Our companies have more than 20 years of experience serving the needs of law enforcement agencies. Our solutions include:

•	Enrollment Solutions – a broad range of enrollment capabilities to integrate personal data with biometric information and credentialing products. The core of L-1 key capabilities, these solutions incorporate facial and iris biometrics with document printing and authentication.

•	Next Generation Multi-Biometric ABIS – incorporates finger, face and iris recognition in a single platform to improve the speed and accuracy of criminal identification. Our solution is designed for maximum flexibility in the workflow for lower risk and greater return on investment.

•	Booking Systems – help quickly identify known criminals at the booking process by capturing the highest quality biometric data.

•	Mobile ID Solutions – offer immediate and highly accurate identity information on suspects to officers in the field. Our mobile ID systems, provide officers in the field with accurate identity information in minutes while saving time, enhancing officer safety and minimizing false arrests.

•	Investigation Systems – analyze finger and facial information found at crime scenes, leading to more IDs, regardless of the quality of the data found at the crime scene.

•	Inmate ID Solutions – incorporates iris recognition to help establish fast and accurate identification at critical steps in the incarceration process from inmate booking to release.

•	Jail Management System (JMS) – is an enterprise level biometrically enabled jail management system designed to manage a detention facility by streamlining the day to day operations and provide an easily customizable work flow process. The system manages every critical step in the incarceration process by providing customizable modules to handle everything from pre-booking, classification, medical screening, housing, inmate funds and property, scheduling and movement, notification, release and many other critical functions. The JMS also seamlessly interfaces with a variety of external local, state, and federal ID systems.

Our Civil Solutions

Producing valid and secure civil identity documents necessitates a wide range of requirements and each step of the process represents the potential for error and fraud that can compromise documents. We provide agencies, such as state departments of motor vehicles, with large-scale secure credentialing systems. We also maintain one of the largest anti-fraud visa issuance systems with the U.S. Department of State. Our solutions include:

•	Enrollment Systems – help to ensure the integrity of the ID with high quality biometric data capture, document authentication, and demographic data capture for integration with identity databases and human resources management software.

•	Multi-Biometric ABIS – incorporates finger, face and iris on a single platform to help prevent fraud in the issuance of secure documents, aids in the speedy identification of criminals and helps deter terrorists from obtaining ID documents or crossing borders.

•	Card Production and Document Authentication Systems – produce long-lasting, tamper-proof credentials.

•	Verification Solutions – are used to verify identities before credentials are issued and received.

•	Drivers’ License Solutions – offer the latest in end-to-end processes for creating a consolidated verification of an identity claimed by an applicant. This is done through the integration of client and back-end software, services, document reader hardware, biometric technology and internal and external database queries.

Our Commercial Solutions

Protection of a business’ valuable information and physical assets from identity theft, fraud and other security risks in today’s high-tech operating environments demands a sophisticated security platform. Regulatory mandates that require proof of requisite steps taken to protect critical personal information is adding to the pressure. We offer the latest innovation in biometric technologies to vet an identity before an individual is hired or granted access to a company’s data and physical assets. With it, we help companies better protect themselves from theft facilitated by a false or stolen identity. We provide solutions to:

•	Financial Services Firms – We help maintain the integrity of client records for new accounts, manage the background check process for prospective employees, and control access to secure facilities and online accounts.

•	Healthcare Organizations Companies – We preserve patient privacy and confidentiality of records by using biometrics to ensure that only authorized individuals have access to sensitive patient information. Our information security software helps healthcare organizations comply with the requirements set forth by the Health Insurance Portability and Accountability Act (HIPAA).

•	Casino and Gaming – We provide faster and more accurate background checks on prospective employees and offer improved biometric-based surveillance to identify known card counters and cheaters.

Our Services Offerings

Fingerprinting Services – The fingerprinting services experts at L-1 provide an accurate and quick means to process applicant data required in federal and state licensing programs. As a result, we can help get the identity information needed for agencies and organizations to make a hiring or licensing decision more quickly and accurately than ever before. Prospective licensee and employee fingerprints are captured quickly in a friendly, professional environment by one of our certified fingerprint technicians. The prints are taken using state-of-the-art live scan equipment that captures fingerprints without the use of ink and submits them electronically. As a result, our customers can receive criminal history results in days. Faster results mean licensing, or putting employees to work, more quickly and with peace of mind. Our fingerprinting services include:

•	Live Scan Fingerprinting – Applicants can call and schedule an appointment at a convenient location. Upon arrival, fingerprints are captured and submitted electronically the same day.

•	Card Scan Fingerprinting – This service allows applicants to capture fingerprints with ink and mail the cards to us. We convert the ink cards to an electronic format and submit the fingerprint records to the appropriate channeling agency within one business day.

•	Onsite Fingerprinting – This service brings our live scan systems directly to the customer’s location, helping fulfill short-term fingerprinting needs due to a large fingerprinting backlog, hiring surge or opening of new locations.

Our Government Technology and Security Services – Our government and security consulting services encompass the most pressing and sensitive areas of security and intelligence concerns facing the U.S. today. These service areas encompass but are not limited to, strategic initiatives, weapons of mass destruction, counterterrorism, proliferation, combat support, and homeland defense. Our three specific elements of service center on intelligence operations, sensor science and analysis, and information technology and include acquisition support, sensor design, program management, due diligence, information sharing and analysis, physical, technical and personal security, personnel surety, behavioral science, counterintelligence, vulnerability assessment, imagery analysis, forensic accounting, surveillance and surveillance detection, crisis management, computer forensics, operational support, network engineering, network architecture design, and information assurance.

Our professionals provide substantive analytic, scientific, technical expertise to some of our nation’s most critical missions in the IMINT, SIGINT, and MASINT, and combat support realms. We provide our customers with a unique and responsive capability based on our ability to provide tailored expertise to customer specific requirements world-wide. Our areas of specialization include full life-cycle acquisition, system engineering and integration, intelligence operations and analysis, sensor sciences and technical arts. Our experts can provide complete end-to-end services working along side the customer or we can provide management and consulting services as trusted agents of the customer.

Our personnel include all-source regional, functional, and technical analysts; field operations officers; trainers; software engineers; program managers; specialized government consultants; and operational support professionals. These individuals are veterans of the U.S. intelligence agencies, U.S. investigating agencies and the uniformed military services. Many are senior intelligence community leaders and recipients of numerous awards and commendations for their accomplishments and career services.

Clients served include:

•	U.S. Intelligence Community – Our group of intelligence professionals work at various locations across the intelligence community, assist in building operational and analytical programs and help to train and mentor the next generation of intelligence professionals. Our engineers, scientists, and intelligence analysts have footprints world-wide supporting the intelligence community. These individuals design, prototype, test, evaluate programs and materials, transition the results to operational projects and programs, and analyze the resulting data in support of intelligence community and DoD goals. The technical expertise of these professionals working alongside their government counterparts help ensure mission success.

•	Federal, State and Local Government Agencies – Our professionals offer expert consulting based on extensive technical and operational experience. We provide a wide range of analytical, linguistic, technical, scientific and other support to intelligence, defense, and law enforcement agencies. Our proven and cleared personnel can augment and/or provide technical support and specialized training in day-to-day operations.

•	Private Sector – Based on extensive experience working with the government, we can provide physical and IT security assessments, identify security vulnerabilities both from internal and external threats, utilizing a unique approach of viewing security from the perspective of the ‘‘eyes of the attacker’’, a proven and distinctive approach to identifying, measuring and mitigating risk. Our capability is founded on our employees, extensive experience working on counterterrorism, counterintelligence and security issues during their professional careers. Additionally, our technicians and analysts can advise and support of threat situations with sophisticated literal and non-literal real-time sensors allowing for safe monitoring of potential dangerous or hazardous activities.

Our Products and Technologies

We deliver solutions by leveraging our products and technology capabilities. We generally offer biometric, secure credentialing and documents authentication products and technologies that are bundled as part of a solution set. Our solutions may include one or more of the following components: hardware, software, consumables, equipment, maintenance, systems, IT and security services.

Biometrics:

Our biometric products and technologies include multi-biometric ABIS system. Live Scan booking, facial screening, fingerprint readers and scanners, iris recognition devices, mobile ID, inmate ID, access control, BioLogon® Software and ID tools/SDKs. Our products and technologies include:

Multi-Biometric Solutions

ABIS System is the scalable, standards-based and easy to integrate platform designed to help integrators and end users manage today’s criminal and civil ID challenges. Unlike closed end-to-end systems that are too risky and too expensive to develop and maintain, the ABIS System is an innovative back-end platform that helps minimize intervention in ID processes. The latest generation of our BioEngine fingerprint technology incorporates new and more accurate high-speed filters for fingerprint identification in increasingly larger populations and tests conducted by the US government place BioEngine in the top tier of fingerprint technologies.

LatentExaminer works with the latent finger lifts that are often very challenging, even for the most experienced latent examiner. Extensive edit and customization tools are available to assist in latent fingerprint identification. Once captured, the latent can be automatically or manually processed to optimize clarity for search submissions to the ABIS System.

FaceExaminer helps analyze, search, and identify faces of wanted subjects taken from Closed Circuit TV cameras and surveillance tapes. As a front-end module to the Identix Multi-Biometric ABIS system, the FaceExaminer is a powerful tool for enhancing the effectiveness and performance of face recognition environments, where the quality of the images is poor or the person may not be facing the camera directly.

TenprintExaminer is a multi-purpose tenprint image processing application capable of running on any Windows-based desktop computer. It provides extensive tools to analyze and manipulate tenprint images to enhance ABIS performance and maximize identification search rates. After a search, the TenprintExaminer provides extensive functionality to analyze and compare results.

TenprintVerifier/FaceVerifier are web-based, post-processing tools to assist in verification of transaction search results. Once a transaction has been completed, the verifier applications can display search results in a queue for display and review in more detail. The queue of face, fingerprint, or other multi-modal search transactions can be searched based on your business process and policy requirements.

Workflow Manager offers unprecedented flexibility, giving the power to customize our ABIS system to customers’ specific needs. The multi-biometric framework provides a single platform for finger, face and full hand biometrics for both criminal and civil environments, making it highly flexible.

Iris Identification Solution from SecuriMetrics offers SIRIS which is a scalable enterprise level biometric matching platform that can be operated on a single laptop. Designed using architecture built for performance in raw matching speed and throughput capability, SIRIS operates with search speeds reaching over 1 billion matches per second; making country sized identification realistic. SIRIS is coined the Next Generation Iris Recognition Technology.

Live Scan Booking

Live Scan Booking provides multi-biometric capture solutions for maximum background check results and downstream matching performance. This includes the following products and systems:

•	Multi-Biometric Capture Station

•	TouchPrint™ Enhanced Definition 3000 Live Scan Series

•	TouchPrint™ Enhanced Definition 4100 Slap & Roll Live Scan

•	TouchPrint™ Enhanced Definition 4800 Palm, Slap & Roll Live Scan

•	TouchPrint™ Live Scan Series Peripherals

Palm Scanner 4800 — the L-1 4800 Palm scanner provides the ability to go beyond a ten print or single finger scan to also allow for the easy capture of palm prints. The 4800 scanner provides easy, reasonably sized scanner to capture palms scans while maintaining ten-print and singer finger roll scans in a single platen device.

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

Commercial Readers (BioTouch® 500 USB) are designed for information security applications, these fast, durable, accurate and low-cost readers can help streamline the authentication process. Our 500 PPI optics are PIV certified and provide forensic quality images in a low cost package.

Mobile ID

HIIDE (Hand-held Interagency Identity Detection Equipment) is a full function, multi-biometric (iris, finger, face) enrollment, identification, and tracking device for use in a variety of applications including battlefield detainee identification, corrections facilities, law enforcement, transportation workers identity, border control and healthcare.

PIER (Portable Iris Enrollment and Recognition) is a full function, hand-held iris recognition device used by various U.S. governmental agencies in the support of the war on terror, national security and homeland defense. The PIER is also deployed throughout the U.S. in detention facilities for fast and accurate inmate identification.

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

ID Tools/Software Development Kits (‘‘SDK’’)

ID Tools/SDKs combine proven, cutting edge technology with simple developer tools to create high performance solutions. They create innovative, high-performance biometric solutions and help deliver top performing solutions, interoperable and standards-compliant applications and faster turnaround with easy integration tools.

Secure Credentialing:

Our secure credentialing products, technologies and systems encompass proofing/vetting, enrollment, biometrics, identity database management, card production and document authentication systems. The products and systems offered include:

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

AutoTest Scheduler™ is a web-based application used to automate the scheduling of knowledge and/or road tests for driver licensing. It also can be deployed over the Internet as a self-service application for customers to make appointments.

Document Authentication:

Our document authentication products, technologies and systems provide customers with invaluable tools for recognizing fraudulent identity documents and potential threats of all types. The products and systems include:

iA-thenticate® is a combined hardware and software solution designed to automatically authenticate documents, such as passports, visas, immigration cards, drivers’ licenses, and military ID cards that individuals use as proof of their identity. The product helps governments secure their borders and businesses to reduce identity fraud by authenticating identity credentials through a process of scanning, image processing and data analysis.

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

iA-thenticate® SmartChip is a combined hardware and software product designed to quickly and accurately read driver’s licenses, ID cards and electronic passports used by travelers. It automatically reads and authenticates e-passport documents that contain contact-less SmartChips in just a few seconds.

ID-GUARD™ automatically scans document images and barcode/magnetic strip information from ID1 size documents and searches for and authenticates document security features using multiple light and angle sources. ID-GUARD® fits into small areas for use at service counters, office desks and is easily mounted for in-vehicle use. It is intuitive and works similarly to most office scanners and card swipe readers

Customers

Over 90% of our sales are to federal, state, local and foreign governments and government agencies. Contracts with governments and agencies generally allow the customer to terminate the contract for convenience of or for failure of the government to appropriate funds. For the year ended December 31, 2007, two U.S. federal government agencies, which we cannot name due to security considerations, accounted for 26% of L-1’s revenues.

Historically, we have experienced minimal customer turnover. We believe this is a result of our strong product portfolio and emphasis on customer service and support. The following is a representative list of our customer base:

Security Solutions

Department of Defense
U.S. Intelligence Community
Department of Homeland Security
U.S. Department of State
Office of Naval Research

Civil Solutions

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
State of Delaware Department of Public Safety
State of Montana, Montana Department of
    Justice, Motor Vehicle Division
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

Criminal Solutions

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

Commercial and Resellers

ABN AMRO Bank
Berlin Airport
Hanover Zoo
Casinos
Sentillion
Telos Corporation
NEC Solutions, Inc.
Sagem Defense Securities

Government, Technology and Security Services

U.S. Intelligence Community
Department of Defense
National Geospatial Agency

Fingerprinting Services

U.S. Transportation Security Administration
Florida Department of Financial Services
Illinois Department of Revenue
California Department of Insurance
California Department of Social Services
Michigan State Police
Missouri State Highway Patrol
Texas Department of Public Safety

Business Development, Sales, Marketing, Bids and Proposals

We market our biometric solutions and services through a direct sales force, strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling our entire identity solutions and services portfolio. We have a worldwide sales force responsible for delivering customer solutions and services to the North and South American markets, Europe, the Middle East and Asia Pacific. In addition, we have established a dedicated U.S. Federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Homeland Security, the Department of State, the DoD and others. We also have a dedicated sales team responsible for driving sales to our worldwide customer base. We have a dedicated sales and services team operating from locations in Germany, the United Kingdom, Australia, UAE and Switzerland, strengthening our coverage and access to the international markets for our products, services and solutions. We have also realigned our marketing efforts to better coordinate the state and local marketing offerings of our divisions. Finally, we have established a team approach to pursuing intelligence agency opportunities to coordinate and provide a broader and stronger service offerings to the U.S. intelligence agencies. As of December 31, 2007, we employed 90 people in our business development and sales and marketing organization.

We also continue to seek to develop strategic partnerships and distribution channels to broaden our coverage and increase the size of our market worldwide. We have established original equipment manufacturer, or OEM, distribution agreements with partners to leverage our technologies. We have established channels of distribution for our document authentication products to open new markets outside of the U.S. Additionally, we work with systems integrators, solution providers and service organizations to deliver identity solutions in combination with their core capabilities to expand our access to such organizations’ existing relationships, marketing resources and credibility in new markets. Local agents are also utilized to expand our international access to identity solutions opportunities around the world.

Our sales strategy is organized around specific markets: federal, state and local, international and commercial. Each sales organization is supported by functional groups, which design, engineer, manufacture, market, fulfill and support our market-specific offerings. Each of our sales organizations is further supported by a professional service group, which customizes solutions for each market, and a field service group to ensure ongoing performance of our systems at customer sites throughout the world.

Substantially all of our government services business and much of our solutions business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose us to inappropriate risk, we may seek alternative arrangements or opt not to bid for the work. Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (ID/IQ) and government wide acquisition contracts such as General Services Administration (GSA) schedule contracts.

Substantially all of our sales to new customers have been the result of competitive bidding for contracts pursuant to public sector procurement rules. In some cases, we may be competing with an entity that has a pre-existing relationship with a potential customer, which could put us at a significant competitive disadvantage. In other cases, however, we have pre-existing relationships with customers, which give us an advantage relative to our competitors for that customer. All material bids and proposals are subject to review and approval by senior corporate management prior to submission.

Sales and marketing costs were $27.7 million, $14.4 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Research and Product Development

We have organized our research and development activities in what we believe, is an efficient model using centers of excellence distributed among our divisions. Our research and development team which totals approximately 180 developers, scientists and engineers, is distributed among focused centers of excellence that are maintained under the Company’s divisions. Their activities are coordinated at the corporate level under the Company’s chief technology officer to ensure support of the overall innovation goals and mission of L-1 and the realization of synergies in our research and development investment.

We focus our product development efforts on critical components for advanced technology identity solutions. These include proprietary software that addresses image capture, image processing, enhancement of face recognition, iris recognition, information retrieval from identity databases, document authentication, and the accuracy of searching and matching algorithms within very large databases. We believe our next generation fingerprint, facial, and iris recognition technology developments will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and iris templates on smart cards and similar storage devices. In addition, we focus on expanding our capabilities in solutions for the civil identification, criminal identification and border management markets.

We benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software and computers. Moreover, we perform research and development for our customers, including the U.S. government and its agencies.

For the years ended December 31, 2007, 2006 and 2005, research and development expense was $18.5 million, $11.6 million, and $4.6 million, respectively. These amounts do not include spending for projects under research and development contracts, for which the related costs are included in cost of revenues.

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

We have a portfolio of 152 U.S. and foreign patents. In addition, we have 76 U.S. and foreign patent applications in process for biometrics and document authentication technologies. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

We have filed applications to register the trademarks of ‘‘L-1’’ and ‘‘L-1 Identity Solutions’’, and both applications have been approved for publication by the U.S. Patent and Office. We have a broad portfolio of other vital registered and pending trademarks in the U.S. and foreign jurisdictions.

Backlog

Backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Backlog will not necessarily result in future revenue because firm orders may be cancelled, firm orders from governmental agencies may remain subject to funding options, renewals may not be exercised by the customers, and the quantities ordered, the volume of transaction processed or services to be provided may be less than estimated. Backlog includes deferred revenues. Contractual arrangements could be cancelled by our customers without penalty for lack of performance. Contracts terminated by our customers for convenience generally would result in recovery of actual costs incurred and profit, if any, on work performed through the date of cancellation.

At December 31, 2007 backlog, determined as described above, approximated $715 million, of which $400 million is estimated to be realized in the following twelve months. At December 31, 2006 backlog was approximately $523 million.

Competition

The market for our identity solutions and services is extremely competitive and we expect this competitive environment to intensify as the market for our products and services continue to grow and mature. We compete on the basis of the following factors: technology, service and support, product quality, price, reliability, capability to work with large criminal history networks and flexibility in accommodating customer technical and business needs. We believe our ability to provide multi modal identity solutions incorporating finger, face and iris technologies, together with search and matching software to work with large databases differentiates us from our competitors.

The markets for our biometric products and solutions are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are more price competitive, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

A significant number of established and startup companies are developing and marketing solutions and related software and hardware for fingerprint, face, iris and other biometric security applications that could compete directly with our products. Some of these companies are developing ultrasonic, semiconductor or optically based contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel, signature recognition, hand geometry and voice. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products.

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

In our government services businesses, we operate in a competitive industry that includes many firms, some of which are larger in size and have greater financial resources that we do. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who generally also receive proposals from competitors. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those we provide. Our competitors include divisions of large defense contractors such as BAE Systems, Computer Sciences Corporation, General Dynamics, Boeing Corporation, Lockheed Martin Corporation, Raytheon Corporation, Northrop Grumman Corporation, and Science Applications International Corporation, as well as a large number of smaller U.S. government contractors with specialized capabilities, such as CACI International, Inc., Booz Allen & Hamilton, SRA International and Mantech International Corporation. Because of the diverse requirements of U.S. government customers, shortage of quality personnel and the highly competitive nature of large procurements, we frequently team with others to pursue contract opportunities. Competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are technical competencies, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and the experience and clearance level of our employees.

Manufacturing

We engineer and design the hardware products we sell and develop the software embedded in the products. However, we limit our manufacturing activities to the assembly, repair, and testing of sub-assemblies and quality control of the manufacturing process. Our hardware is fabricated to our specifications by contract manufacturing partners. We believe this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of our manufacturing capabilities. We believe that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase.

We currently use certain components, sub-assemblies and finished products which are purchased from sole source suppliers. The partial or complete loss of supplies available from sole source or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping products to customers and may require the incurrence of development and other costs to establish alternative sources of supply. While we attempt to maintain inventory on sole sourced components, it may take us several months to locate alternative supplies if required, or redesign our products to accommodate components from different suppliers.

Seasonality

Our business in general is not seasonal. However, because most of our government services revenue is earned on a time and material and fixed price level of effect basis, we are impacted by holidays and vacations our employees may take during the summer and holiday seasons. We are also impacted by the fiscal funding and appropriation cycles of our major customers. For example, the U.S. government’s fiscal year ends on September 30 of each year, and it is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, as occurred during the federal fiscal year ending September 30, 2007, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2007, 2006 and 2005, export sales were approximately $29.0 million, $14.6 million, and $6.0 million, respectively. Foreign operations and export sales may increase in relative and absolute terms in the future due to our increased focus on markets outside the United States. See Note 12 to our consolidated financial statements for additional information.

Capital Requirements

Our capital requirements consist of significant capital expenditures for new secure credentialing contracts and working capital needs. For example, when we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. We expect to meet our requirements from operating cash flows, bank borrowings and to, a lesser degree, proceeds from stock option exercises. We expect to fund our acquisitions from operating cash flows and with issuance of debt and other securities.

In October 2006, we entered into an Amended and Restated Credit Agreement the (‘‘Agreement’’) by and among the Company, Bank of America N.A. (the ‘‘Bank’’), Bear Stearns Companies Inc., Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the credit agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility we are required to comply with certain covenants, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. As of December 31, 2007, our borrowing capacity under the revolving credit agreement was $57.3 million.

Amounts borrowed under the Agreement bear interest for any interest period (as defined by the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. We also have the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If we have not borrowed all available amounts under the facility, we must pay a commitment fee of 0.375 % per annum on such unutilized amounts.

On May 17, 2007, we issued $175.0 million of Convertible Notes with a conversion feature which allows us the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The net proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million of which $69.8 million was used to repurchase our common stock pursuant to a prepaid forward contract. The remaining net proceeds of the Convertible Notes offering were utilized to repay outstanding indebtedness. The Convertible Notes and a related forward share repurchase transaction are described in ‘‘Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity.’’

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2007, we had 1,819 full time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Officers

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Robert V. LaPenta, 62, has served as the Chairman of the Board since December 2005, President and Chief Executive Officer of L-1 since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1991. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

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

James DePalma, 56, joined L-1 as Executive Vice President, Chief Financial Officer and Treasurer effective with the merger of Identix with L-1. He brings three decades of operational and finance experience in the defense and technology industries to his role within the company. Prior to joining L-1, Mr. DePalma was a founding partner of L-1 Investment Partners. Prior to the formation of L-1 Investment Partners, Mr. DePalma served as a consultant to L-3 Communications Holdings, Inc. and was chief executive officer of Core Software Technology, a leading software provider to the intelligence community and an equity investment of L-3 Communications Holdings, Inc.

Doni Fordyce, 48, joined L-l as Executive Vice President of Corporate Communications effective with the merger of Identix with L-1. In August 2006 she was a founding partner of L-1 Investment Partners and brings two decades of senior executive and investment management experience to the company, serving most recently as chief executive officer, president and chief operation officer of Bear Stearns Asset Management (BSAM) Inc. Prior to that Ms. Fordyce was vice president of Goldman Sachs Inc. from 1986 to 1996 where she was one of the founders of the asset management business. She has also worked in IT solutions consulting, specializing networking, data management and printing for investment banks and financial institutions.

Mark S. Molina, 48, joined L-1 in August 2006 as Executive Vice President, Chief Legal Officer and Secretary in August 2006 effective with the merger of Identix with L-1. Prior to joining L-1, he was Executive Vice President, Chief Legal Officer and Secretary at Identix, which he joined as Vice President and General Counsel in 1999. Mr. Molina is a business and technology lawyer with over 20 years experience structuring and negotiating mergers, acquisition, dispositions, joint ventures, technology licenses, financings and investments. He has considerable experience with public offerings and private placements as well as SEC reporting compliance and obligations of publicly traded companies.

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

L-1’s Internet Website

We maintain a corporate website with the address www.L1id.com. We are not including the information contained in our website, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information we file with the SEC.

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

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006 and 2007, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At December 31, 2007, we had an accumulated deficit of approximately $69.8 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.

We derive over 90% of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 90% of our business involves providing solutions, and services under contracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to unilaterally terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political considerations;

•	include bonding requirements;

•	be subject to onerous procurement procedures; and

•	be subject to cancellation or reduction if government funding becomes unavailable or is cut back.

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

Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of funds provided by federal, state or local entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenue and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flows and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

In addition, government contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on meeting customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood by us at the time of acceptance of the order, and may require the incurrence of unexpected costs that may be uncompensated and could negatively affect profit margins and our liquidity.

We derive a significant portion of our revenue from federal government customers, the loss of which could have an adverse effect on our revenue.

For the year ended December 31, 2007, two Federal Government agencies accounted for 26.0% of consolidated revenues. For the year ended December 31, 2006, three Federal Government agencies accounted for 31.0% of consolidated revenues. For the year ended December 31, 2005, one customer, the U.S. Department of State, accounted for 27.5% of our consolidated revenues. The loss of any of our significant customers would cause revenue to decline significantly and could have a material adverse effect on our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2007, our backlog approximated $715.0 million, $400.0 million of which is estimated to be realized in the following twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more reliable than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our expected future revenues could be significantly reduced.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. Our operating results in some periods may be below or above the guidance we have provided and may not meet investor expectations. If this happens, the market price of our common stock could be adversely impacted. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	The size and timing of customer orders, which may be received unevenly throughout a fiscal year;

•	The mix of revenues between solutions and services;

•	The application of new accounting standard or interpretations;

•	Cancellation or modification of contracts or changes in contract estimates; and

•	Contract performance delays.

We have a long sales cycle, which can result in significant revenue fluctuations between periods.

The sales cycle for our products is typically long and subject to a number of significant risks over which we have little control. As our operating expenses are based on anticipated revenue levels, fluctuations in the timing of sales can cause our operating results to vary significantly between periods. If revenue falls significantly below anticipated levels, our business and the market price of our stock would be negatively impacted.

Purchasing decisions for our products and systems may be subject to delay due to many factors that are outside of our control, such as:

•	Appropriation of funds by governments;

•	Political and economic uncertainties;

•	Time required for a prospective customer to recognize the need for our products;

•	Customers requirements for customized features and functionalities;

•	Turnover of key personnel at existing and prospective customers;

•	Customer internal budgeting process; and

•	Customer internal procedures for the approval of large purchases.

We are subject to government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

We are affected by and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Our failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our disqualification as a U.S. Government contractor, all of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our business are:

•	export control regulations;

•	Federal Acquisition Regulation, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These regulations affect how our customers and we can do business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct our business. Any failure by us to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government generally.

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

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor ultrasonic and optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Among these companies are Cognitec Systems Corporation, CrossMatch Technologies, Imageware Systems, Inc., SAGEM Morpho Inc., NEC Corporation, Cogent, Inc. and Ultra-Scan Corporation. Our products also compete with non-biometric technologies such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Some of our competitors have significantly more resources than we have. Our competitors may introduce products that are more price competitive, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be severely and negatively impacted.

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

The market for our solutions is still developing and if the biometrics industry adopts standards or a platform different from our platform, then our competitive position would be negatively affected.

The market for identity solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products or technologies. Several organizations, such as the International Civil Aviation Organization, sets standards for travel documents that its member states then put into effect, and the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, set standards for biometrics to be used in identification and documentation. Although we believe that our biometric technologies comply with existing standards for finger, face and iris recognition, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products and services.

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

In the year ended December 31, 2007, we derived approximately 7% of our total revenues from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	liabilities resulting from any unauthorized actions of our local resellers or agents under the Foreign Corrupt Practices Act or local anti-corruption statutes;

•	the overlap of different tax structures;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

We expect that we will have increased exposure to foreign currency fluctuations. As of December 31, 2007, our accumulated other comprehensive income includes foreign currency translation adjustments of $6.4 million. In addition, we have significant Japanese yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers under certain material contracts. Fluctuations in foreign currencies, including our Japanese yen denominated and Canadian dollar denominated transactions could result in unexpected fluctuations to our results of operations, which could be material and adverse.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

We sell substantially all of our services and license substantially all of our products through our direct sales organization. Our future success depends on substantially increasing the size and scope of our direct sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. The ability to add additional sales and customer service personnel could result in customer dissatisfaction and loss of customers.

We rely in part upon system integrators original equipment manufacturers, or OEM, and distribution partners to sell our products, technologies and services, and we may be adversely affected if those parties do not actively promote their products or pursue installations that do not use our products, technologies and services.

A portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements can often be terminated with little or no notice and subject to periodic amendment.

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

We often provide complex systems that are required to operate in difficult or sensitive circumstances. The development of such complex systems may be subject to delays or failure to meet performance requirements to customer specifications. The negative effects of any delay or failure to deliver to meet performance requirements could be exacerbated if the delay or failure occurs in systems that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences. If a product launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects.

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

We may be acquired to expend significant resources to monitor and protect our intellectual property rights. We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

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

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. At December 31, 2007, we had cash and cash equivalents of $8.2 million and availability under our line of credit of $57.3 million. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our acquisition strategy may be adversely affected by unpredictable and unstable market conditions.  Particularly during periods of adverse economic conditions or during a tightening of global credit markets, we may be unsuccessful in raising additional financing or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

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

If we fail to recruit and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our government services contracts or win new business.

To be competitive, we must have employees who have advanced information technology and technical services skills and who work well with our customers in a government or defense-related environment. Often, these employees must have some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be negatively impacted. In addition, some our government services contracts contain provisions requiring us to commit to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract, and we may not be able to recover certain incurred costs.

Certain of our stockholders have significant relationships with us, which could result in it taking actions that are not supported by unaffiliated stockholders.

In connection with the Aston investment, Aston became the largest stockholder of L-1, owning approximately 10.1% of our outstanding common stock. In addition, Lau Technologies, or (‘‘Lau’’) beneficially owns approximately 2.8% of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC) and Lau have an influence on matters requiring approval by our stockholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC, Aston and Lau including:

•	Mr. Robert V. LaPenta, the founder and Chief Executive Officer of L-1 Investments Partners LLC, is Chairman of our board of directors and Chief Executive Officer and President;

•	Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce who are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President and of Corporate Communications, respectively;

•	we acquired intellectual property, contracts and distribution channels through a transaction with Lau in January 2002 under which we agreed to pay Lau a 3.1% royalty on certain of our face recognition revenues through June 30, 2014, up to a maximum of $27.5 million;

•	in connection with the above transaction with Lau, we entered into consulting agreements with Ms. Joanna Lau, the President of Lau, and her spouse Mr. Denis K. Berube, the Chief Operating Officer of Lau who also serves as a director on our board of directors, under which we will pay each of Ms. Lau and Mr. Berube $0.1 million per year through the earlier of January 10, 2012 or the commencement of the consultants’ full-time employment elsewhere. Mr. Berube and Ms. Lau own a majority of Lau’s stock.

The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

Risks Related to Our Acquisition Strategy

Integration of recently acquired businesses may be difficult to achieve and will consume significant financial and managerial resources, which may adversely affect operations.

Our operating philosophy is to let acquired businesses operate in autonomous manner subject to corporate oversight but integrating and rationalizing duplicative functions to achieve revenue and cost synergies. We may encounter substantial difficulties, costs and delays in integrating the operations recently acquired and future acquisitions such as:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense (such as the dispute with LG assumed with in connection with our acquisition of Iridian and described under ‘‘Item 3 Legal Proceedings’’);

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

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

At December 31, 2007, goodwill and other intangible assets are $1,054.3 million and $184.2 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

•	technological development capabilities and intellectual capital;

•	expected significant growth in revenues and profits from the expanding market in identity solutions; and

•	expected synergies resulting from providing multi modal product offerings to existing customer base and to new customers of the combined company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements. Subsequent to December 31, 2007, our stock price declined by approximately 30%. If the price remains at the current level for a sustained period of time, we may be required to assess the carrying amounts of goodwill and intangible assets of our reporting units before our scheduled annual impairment test. Our estimated enterprise value at February 26, 2008 exceeds the overall carrying amounts of our reporting units.

If we do not achieve the expected benefits of the acquisitions we have made, the price of our common stock could decline.

We expect that the acquisitions that we consummated in 2006 and 2007, as well as the acquisitions that we have made previously will enhance our leadership in the identity solutions industry through the combination of their respective technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our solutions offerings will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our solutions offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as they do. If these risks materialize, our stock price could be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We do not own any properties. The following describes our most significant leasing arrangements.

Our corporate headquarters comprises approximately 16,600 square feet of space in facilities located in Stamford, Connecticut. We sublease space from L-1 Investment Partners LLC. The sublease terminates on the earlier of the date that the Company’s Chairman and Chief Executive Officer ceases employment with the Company or March 2010. We use this property for corporate, administrative, customer support and other general business needs. We also lease the following facilities:

•	39,200 square feet of space in Billerica, MA which is under a lease that expires in 2008. The space houses the headquarters and operations of our Viisage division. Also the division leases 5,100 square feet of space in Harrisburg, PA and the lease expires in 2011.

•	15,000 square feet of space in Springfield, IL which is under a lease that expires in 2010. The space houses certain operating and administrative staff of IBT.

•	59,000 square feet of space in Bloomington, MN which expires in 2014. The space houses the headquarters and operations of our Identix division.

•	18,000 square feet in Jersey City, NJ under a lease that expires in April 2017. The space houses our research and development operations.

•	15,700 square feet in Reston, VA under a lease that expires in March 2012. The space houses the headquarters and operations of the SpecTal division.

•	12,000 square feet in Fairfax, VA under a lease that expires in December 2009. We have vacated this space and are seeking to sublease it.

•	12,500 square feet of space in facilities located in Bochum, Germany. The term of this lease is indefinite, but the lease can be terminated on six months’ notice. This space is used for research and development and sales operations.

•	19,700 square feet of space in Arlington, Virginia. The term of this lease runs through December 2012. We use this property for our federal sales and marketing operations.

•	6,700 square feet of space in Nashville, Tennessee, which is used for the headquarters and operations of IBT. The term of this lease runs through July 2009. In addition, the division has leased 1,000 square feet in Long Beach, CA for IBT operations under a lease that expires in 2009.

•	26,000 square feet of space in Martinez, California, which houses the headquarters and operations of SecuriMetrics and Iridian. The term of this lease runs through February 2011.

•	8,000 square feet in Oakville, Ontario, Canada, on a month to month basis which houses the headquarters of ComnetiX. We also lease approximately 6,000 square feet in Carrollton, Georgia, on a month to month basis, which houses the U.S. operations of ComnetiX.

•	7,000 square feet in Columbia, MD which houses the headquarters and operations of ACI. The term of the lease runs through December 2012. In addition, the division has leased 3,000 square feet in Washington, DC, 2,500 square feet in Warner Robins, GA, 1,500 square feet in Melbourne, FL and 1,000 in McLean, VA.

•	24,400 square feet in Chantilly, VA, which houses our McClendon headquarters and operations. The term of this lease runs through May 2010.

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ‘‘per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants. Iridian has requested to assert additional counterclaims against LG and such request remains pending while the Court conducts mediation with all parties in an effort to reach settlement terms. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims if a settlement is not reached. At this time, it is not possible to predict with certainty the outcome of this litigation or the terms or probability of any settlement. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology. Pre-trial proceedings in the consolidated action are ongoing and no trial date has yet been set.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. (‘‘Viisage’’). These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW (the ‘‘Securities Litigation’’). The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation.Under the terms of the Stipulation of Settlement, the defendants were to make a payment to the plaintiff class in the amount of $2.3 million. That payment was funded by the Company’s directors and officers’ insurance carrier.  After notice to the class and a hearing, the Court issued an order approving the settlement on November 16, 2007. No appeal from that order was filed, and it has become final.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to  Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal from this order on September 24, 2007.  The Company anticipates that briefing and argument before the First Circuit Court of Appeals will be complete before the end of the 2008.  The Company believes that derivative actions are without merit and that the District Court’s decision will be affirmed.

Item 4	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘ID.’’ Prior to August 30, 2006 our common stock traded on the NASDAQ National Market under the symbol ‘‘VISG.’’ As of February 22, 2008, there were 1,626 holders of record of our common stock.

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, as applicable, of our common stock during 2007 and 2006 were as follows:

	2007		2006
Quarter	High	Low	High	Low
First Quarter	$17.12	$14.15	$19.25	$15.73
Second Quarter	$21.87	$16.31	$17.65	$12.99
Third Quarter	$20.95	$13.75	$17.33	$13.03
Fourth Quarter	$19.54	$16.50	$17.25	$12.40

Dividend Policy

We paid no dividends in 2007 or 2006. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our revolving credit agreement.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of 2007.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during the fourth quarter of 2007.

Stock Performance Chart

The following performance chart assumes an investment of $100 on December 31, 2002 and compares the change to December 31, 2007 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the ‘‘Selected Peer Group Index’’). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

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

Stock Performance Chart

Supplemental Stock Performance Chart

The following chart supplements the stock performance chart presented above to show the stock performance from October 5, 2005, the day prior to the date that Aston Capital Partners LP announced its investment in L-1, through December 31, 2007 since during this period the Company underwent significant changes in operations and capital structure, including the issuance of $100 million of common stock to Aston, the merger with Identix and acquisitions of IBT, SecuriMetrics, Iridian, SpecTal, ComentiX, ACI and McClendon, as well as significant changes in the board of directors and management.

Supplemental Chart

Item 6.	Selected Financial Data

The financial data set forth below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and the related notes included elsewhere in this report on Form 10-K. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2007(1)	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$389,507	$164,386	$66,224	$67,466	$37,371
Cost of revenues	268,431	113,529	47,568	48,804	27,844
Gross profit	121,076	50,857	18,656	18,662	9,527
Operating expenses:
Sales and marketing	27,719	14,430	7,832	6,925	5,282
Research and development	18,482	11,589	4,618	3,837	3,650
General and administrative	62,279	29,953	12,068	9,779	5,110
Asset impairments and merger related expenses	5,000	22,767	—	2,000	—
Amortization of intangible assets	2,519	401	681	153	—
Total operating expenses	115,999	79,140	25,199	22,694	14,042
Operating income (loss)	5,077	(28,283)	(6,543)	(4,032)	(4,515)
Interest income	407	1,770	362	162	99
Interest expense	(11,311)	(1,598)	(159)	(1,933)	(1,068)
Other (expense) income, net	(508)	(122)	369	(235)	18
Loss before income taxes and cumulative effect of change in accounting principle	(6,335)	(28,233)	(5,971)	(6,038)	(5,466)
Benefit (provision) for income taxes	24,001	(2,804)	(1,382)	(959)	(63)
Income (loss) before cumulative effect of change in accounting principle	17,666	(31,037)	(7,353)	(6,997)	(5,529)
Cumulative effect of change in accounting principle	—	—	—	—	(12,131)
Net income (loss)	$17,666	$(31,037)	$(7,353)	$(6,997)	$(17,660)
Basic income (loss) per share before cumulative effect of change in accounting principle	$0.25	$(0.71)	$(0.37)	$(0.45)	$(0.64)
Diluted income (loss) per share before cumulative effect of change in accounting principle	$0.24	$(0.71)	$(0.37)	$(0.45)	$(0.64)
Cumulative effect of change in accounting principle per share	—	—	—	—	$(1.42)
Net income (loss) per share:
Basic	$0.25	$(0.71)	$(0.37)	$(0.45)	$(2.06)
Diluted	$0.24	$(0.71)	$(0.37)	$(0.45)	$(2.06)
Weighted average common shares outstanding:
Basic	71,663	43,823	19,630	15,466	8,578
Diluted	72,385	43,823	19,630	15,466	8,578
Balance Sheet Data:
Current assets, net of current liabilities	$40,869	$11,658	$77,482	$15,233	$5,887
Total assets	$1,445,645	$1,227,225	$294,108	$175,629	$54,480
Long-term debt	$259,000	$80,000	$215	$149	$8,147
Shareholders’ equity	$1,084,717	$1,067,085	$274,660	$154,790	$34,008

(1)	The results reflect the adoption of SFAS No. 123(R) on January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in ‘‘Item 8. Financial Statements and Supplementary Data’’of this report.

Business Overview

L-1 Identity Solutions, Inc. provides identity protection solutions that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft, and protect personal privacy. Our solutions are specifically designed for the identification of people and include secure credentialing, biometrics, automated document authentication, real-time identity databases, automated testing of identity and identity information, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable our customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, border management, anti-terrorism, and security. The Company also provides comprehensive consulting, training, security, technology development and information technology solutions to the U.S. intelligence community.

The Company offers solutions that include products and related services, comprising of hardware, components, consumables and software, as well as maintenance, consulting and training services. In addition, the company provides stand alone enrollment services and government consulting, training, security technology development and information technology services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The market for identity protection solutions has continued to develop at a rapid pace. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenues, operating income (loss) and earnings before interest-net, income taxes, depreciation and amortization, asset impairments and in-process research and development charges, and stock-based compensation expense (‘‘Adjusted EBITDA’’), and free cash flow.

Our revenues increased to $389.5 million for the year ended December 31, 2007 from $164.4 million for the year ended December 31, 2006. Our net income for the year was $17.7 million compared to a $31.0 million loss in 2006. The 2007 and 2006 results include asset impairments and merger related expenses of approximately $5.0 million and $22.8 million, respectively. The 2007 results include an income tax benefit of $21.8 million resulting from the reduction of a portion of the deferred tax asset valuation allowance.

Sources of Revenues

Our Secure Credentialing Division, formerly known as ‘‘Viisage,’’ which prior to December 15, 2005 comprised our sole business, generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from solutions using biometric technologies of other divisions. The division is included in our Identity Solutions segment.

Our Identix Incorporated (‘‘Identix’’) division, also included in our Identity Solutions segment, generates revenues from the sale of biometric solutions incorporating fingerprint, facial, skin and iris biometrics and system components necessary for the biometric capture and knowledge discovery. Identix offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification. Revenues are generated by sales of hardware, software and maintenance and other services.

Our SecuriMetrics, Inc. (‘‘SecuriMetrics’’)/Iridian Technologies, Inc. (‘‘Iridian’’) division, included in our Identity Solutions segment, generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary multi-biometric capture devices bundled together with our proprietary software and other biometric technologies as well as sales of licenses and software.

Our Integrated Biometric Technology, Inc. (‘‘IBT’’)/Identix Identification Services, Inc. (‘‘IIS’’) division, included in our Services segment, generates revenues through the sales of enrollment and background screening products and services.

Our SpecTal, LLC (‘‘SpecTal’’) division, included in our Services segment, provides comprehensive security consulting services to U.S. government intelligence agencies.

Our McClendon LLC (‘‘McClendon’’) division, included in our Services segment, provides technical and professional services to the U.S. intelligence and military communities.

Our Advanced Concepts, Inc. (‘‘ACI’’) division, included in our Services segment, provides information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities.

Our ComnetiX Inc. (‘‘ComnetiX’’) division, which was acquired on February 21, 2007, provides fingerprinting biometric authentication and identification solutions and enrollment services. The division is included in our Services segment. In 2008, the company expects to separate the biometric authentification and identification business and integrate it in the Identix division.

We market our solutions and services primarily to U.S. and foreign, federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, we design the system, supply and install equipment and software and integrate the solution within the entity’s existing network infrastructure and provide maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market, per fingerprint delivered in the case of our fingerprinting services or on a time and material and fixed price level of effort basis for our government services.

Our growth in revenues is due principally to acquisitions we consummated, as well as increased demand for our identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics. We anticipate that the U.S. government agencies will continue to be major customers for the foreseeable future. We also anticipate steadily increasing funding for major government programs. Any delay or other changes in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2006 include:

•	Our July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence community;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

•	Our October 2006 acquisition of SpecTal, which provides comprehensive consulting and security solutions, specializing in government consulting, training and technology development;

•	Our August 2006 merger with Identix, whose multi-biometric technology provides a broad range of fingerprint and facial recognition technology offerings, which we believe will expand and better serve our markets at all our divisions;

•	Our August 2006 acquisition of Iridian, which holds the leading iris recognition technology in the industry; and

•	Our February 2006 acquisition of SecuriMetrics, a provider of the world’s only full-function handheld iris recognition and multi-modal biometric devices, enabling us to now offer multiple and multi-modal biometric capabilities that include finger, face and iris technologies.

The acquisitions have resulted in the consolidation of certain marketing resources, facilities and corporate functions of the separate entities in Stamford, Connecticut, and are expected to have a continuing material effect on our operations resulting from, but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the combined entities.

•	Rationalization of technology costs and research and development activities.

•	Realignment of business divisions to complement each division’s unique capabilities and rationalizing costs.

•	Leveraging the Company’s infrastructure to achieve higher revenues and profitability.

Reportable segments and geographic information

Prior to December 15, 2005, we operated in a single reportable segment, the Identity Solutions segment, and starting with our 2006 year, we changed the reporting of our segments to be aligned with our market opportunities and how we manage our various businesses. We currently operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, operating income (loss) and Adjusted EBITDA and free cash flow. Operating results by segment for the three years ended December 31, 2007 follow (in thousands):

	Year Ended December 31,
	2007	2006	2005
Identity Solutions:
Revenues	$202,594	$117,418	$65,603
Gross Profit	74,112	41,544	18,558
Operating (Loss)	(477)	(29,210)	(6,558)
Adjusted EBITDA	44,206	16,292	6,498
Depreciation and Amortization Expense	32,513	21,115	12,357
Services:
Revenues	186,913	46,968	621
Gross Profit	46,964	9,313	98
Operating Income	5,554	927	15
Adjusted EBITDA	15,890	4,126	91
Depreciation and Amortization Expense	6,724	2,245	76
Consolidated:
Revenues	389,507	164,386	66,224
Gross Profit	121,076	50,857	18,656
Operating Income (Loss)	5,077	(28,283)	(6,543)
Adjusted EBITDA	60,096	20,418	6,589
Depreciation and Amortization Expense	39,237	23,360	12,433

In 2007 and 2006, the Identity Solutions segment includes asset impairments and merger related costs of $5.0 million and $22.8 million, respectively.

Revenue by market comprises the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
State and Local	$109,462	$69,532	$37,683
Federal	269,685	89,640	25,300
Commercial/Emerging Markets	10,360	5,214	3,241
	$389,507	$164,386	$66,224

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Revenue
United States	$360,551	$149,792	$60,267
Rest of World	28,956	14,594	5,957
	$389,507	$164,386	$66,224

We use Adjusted EBITDA as a non-GAAP financial performance measurement for segments. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, intangible asset impairments, in-process research and development charges, and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business before and after the adoption of SFAS No.123 (R) and to assess the relative underlying performance of businesses with different capital and tax structures. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, intangible asset impairments and in-process research and development charges, as well as non-operating charges for interest-net and income taxes, investors can evaluate our operations and can compare our results on a more consistent basis to the results of other companies in the industry. Management also uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, and evaluate performance of our business units and management.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical and prospective operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense and income taxes, all of which impact our profitability as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated for by providing Adjusted EBITDA only with GAAP performance measures and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), or operating income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net Income (Loss)	$17,666	$(31,037)	$(7,353)
Reconciling Items:
(Benefit) Provision for Income Taxes	(24,001)	2,804	1,382
Interest – net	10,903	(172)	(203)
Stock-Based Compensation	11,291	8,068	330
Depreciation and Amortization	39,237	23,360	12,433
Intangible Asset Impairments and In-process Research and Development Charges	5,000	17,395	—
Adjusted EBITDA	$60,096	$20,418	$6,589

Dependence on Significant Customers

We believe that we will continue to derive a significant portion of our revenues from a limited number of large U.S. Government customers. For the year ended December 31, 2007, two Federal government agencies, which we are not permitted to name due to security considerations, accounted for 26.0% of our consolidated revenues. For the year ended December 31, 2006, three Federal government agencies accounted for 31.0% of our consolidated revenues. For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of our consolidated revenues. As of December 31, 2007, we had an accounts receivable balance of approximately $24.3 million from two Federal government agencies. As of December 31, 2006, we had an accounts receivable balance of approximately $23.8 million from three Federal government agencies. As of December 31, 2005, the U.S. Department of State was the only customer that had a balance greater than 10% of consolidated accounts receivable, which was approximately $4.4 million.

Consolidated Results of Operations

Comparison of 2007 to 2006

Our results of operations have been significantly affected by the August 2006 Identix merger and the August 2006 acquisition of Iridian, the October 2006 acquisition of SpecTal, the February 2007 acquisition of ComnetiX, and the July 2007 acquisitions of ACI and McClendon, (collectively the ‘‘Acquisitions’’).

Revenues

	Year Ended December 31,
	2007	2006
Revenues (in thousands):
Services	$177,974	$46,968
Solutions	211,533	117,418
	$389,507	$164,386

The following provides details revenues of the products and services provided for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Secure credentials	$31,323	$31,920
Biometric devices	100,691	36,769
Consumables and components	25,846	19,310
Software	19,036	6,600
Maintenance	24,580	9,304
Other solution revenues	10,057	13,515
Enrollment services	61,001	33,867
Government services	116,973	13,101
Total revenues	$389,507	$164,386

Revenues increased by $225.1 million for the year ended December 31, 2007 of which $186.3 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $38.8 million or 35% from the year ended December 31, 2006. The increase from the prior year period is primarily due to increased sales of the Company’s identity solutions, primarily related to sales of multi-modal biometric solutions, passport and credentialing sales to the U.S. State Department and U.S. Department of Defense.

Approximately 46% and 29% of our revenues in 2007 and 2006, respectively, were derived from long-term service contracts with the U.S. Federal and state governments included in our Services segment. These contracts are fixed unit price contracts from which are compensate as we provide the services, as fingerprints are transmitted to the appropriate government agency for fingerprinting services and on a time and material or fixed price level of effort basis for government services.

Approximately 8% and 19% of our revenues in 2007 and 2006, respectively, were derived from long-term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract, which range from 4 – 5 years. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

Our remaining revenues, including other revenues from the drivers’ licenses contracts which are not based on card production volumes, comprise 46% and 52% of the revenues for the years ended December 31, 2007 and 2006 and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance and services. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Although we have encountered pricing pressures in our negotiations, we do not believe that they have impacted the margins significantly. Most of our research and development and sales and marketing costs are related to generating these revenues.

Cost of revenues and gross margins (in thousands)

	Year Ended December 31,
	2007	2006
Cost of revenues	$240,533	$99,115
Amortization of intangible assets	27,095	13,861
Stock-based compensation	803	553
Total	$268,431	$113,529
Gross profit	$121,076	$50,857
As a percentage of revenues	31%	31%

Cost of revenues increased by $154.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, of which $139.2 million is related to the Acquisitions. Excluding the Acquisitions, cost of revenues increased by $15.7 million or 21% in 2007 compared to the previous year. Gross margins in 2007 were positively impacted by increased sales of higher margin multi-modal biometric solutions and adversely impacted by the solutions and services revenue mix.

Included in the cost of revenues in 2007 were $27.1 million of amortization of intangible assets, which increased by approximately $13.2 million from the prior year primarily due to Acquisitions. Amortization of intangible assets reduced consolidated gross margins by 7% and 8% for the years ended December 31, 2007 and 2006, respectively.

Sales and Marketing Expense (in thousands)

	Year Ended December 31,
	2007	2006
Sales and marketing expenses	$25,913	$13,678
Stock-based compensation	1,806	752
Total	$27,719	$14,430
As a percentage of revenues	7%	9%

Sales and marketing expenses increased by approximately $13.3 million for the year ended December 31, 2007 compared to the prior year, of which the Acquisitions accounted for $7.6 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $5.7 million for the year ended December 31, 2007. These increases are attributable to additional investments made to expand our focus on U.S. government and international opportunities. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and Development Expenses (in thousands)

	Year Ended December 31,
	2007	2006
Research and development expenses	$17,315	$10,823
Stock-based compensation	1,167	766
Total	$18,482	$11,589
As a percentage of revenues	5%	7%

Research and development expenses increased by approximately $6.9 million for the year ended December 31, 2007 compared to the prior year, of which approximately $5.5 million is due to the Acquisitions. Excluding the effects of the Acquisitions, research and development expenses in 2007 increased by $1.4 million, as we continued to focus on the development of biometric technology. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues. Research and development expenses consists primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products.

General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2007	2006
General and administrative expenses	$55,025	$27,469
Stock-based compensation	7,254	2,484
Total	$62,279	$29,953
As percentage of revenues	16%	18%

General and administrative expense increased approximately $32.3 million for year ended December 31, 2007 compared to 2006, of which approximately $21.7 million are directly related to the Acquisitions. Excluding the effects of acquisitions, the increase of $10.6 million for year ended December 31, 2007 compared to the prior year period, relates to stock-based compensation expense, legal, accounting and auditing and other professional services. As a percentage of revenues, general and administrative expenses decreased to 16% for the year ended December 31, 2007, as compared to 18% in the corresponding period in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Asset Impairments and Merger Related Expenses (in thousands)

	Year Ended December 31,
	2007	2006
Asset impairments and merger related expenses	$5,000	$22,767

In 2007, the Company recorded a charge of $5.0 million for the impairment of intangible assets related to certain acquired product lines. In 2006, in connection with our merger with Identix, the Company incurred significant personnel costs for severance and other contractual compensation arrangements with the former management team and the Board of Directors of Viisage. These personnel and other severance costs totaled approximately $5.4 million. Additionally, the Company reviewed its long-lived assets in light of the strategy and plans of the combined Company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment charges of $13.5 million relating to facial recognition technology, documentation authentification technology, patents, and other long-lived assets. Additionally, the Company reviewed its long-term commitments and determined that it would cease to use certain services in the future; accordingly, the Company recorded a charge of $1.1 million pursuant to SFAS No. 146. The Company also recorded a charge for in-process research and development of $2.7 million related to the Identix merger.

Amortization of Intangible Assets (Operating Expenses) (in thousands)

	Year Ended December 31,
	2007	2006
Amortization of intangible assets	$2,519	$401

Amortization expense of intangible assets increased for the year ended December 31, 2007 from the comparable period in the prior year due to the Acquisitions.

Interest

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2007	2006
Interest income	$407	$1,770
Interest (expense)	(11,311)	(1,598)
Interest (expense) income, net	$(10,904)	$172

For the year ended December 31, 2007, interest expense-net increased by approximately $11.1 million, as a result of the issuance of senior convertible notes and borrowings under our revolving credit facility incurred primarily to fund the Acquisitions, compared to the same period in the prior year.

Other Expense, Net (in thousands)

	Year Ended December 31,
	2007	2006
Other expense, net	$(508)	$(122)

Other expense, net includes realized and unrealized currency transaction gains and losses on yen-denominated purchases, as well as unrealized gains and losses forward currency contracts.

Income Taxes (in thousands)

	Year Ended December 31,
	2007	2006
Benefit (provision) for income taxes	$24,001	$(2,804)

The full year results reflect an income tax benefit of $24.0 million, reflecting the reduction of the deferred tax asset valuation allowance of approximately $21.8 million. During the fourth quarter of 2007, management determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expects to realize.

The 2006 provision for income taxes represents a deferred tax provision related to the amortization of tax deductible goodwill and state and local income tax provisions.

Comprehensive income (loss) (in thousands)

	Year Ended December 31,
	2007	2006
Comprehensive income (loss)	$23,388	$(27,954)

The change in comprehensive income (loss) results from the net income in 2007 of $17.7 million compared to a $31.0 million loss is 2006, and increased by foreign currency translation gains of $5.7 million and $3.1 million in 2007 and 2006, respectively, resulting from the weakening of the U.S. dollar relative to the Euro.

Comparison of 2006 to 2005

The 2006 results of operations were significantly affected by the December 2005 acquisition of IBT, the February 2006 acquisition of SecuriMetrics, the August 2006 acquisition of Iridian, the August 2006 merger with Identix and the October 2006 acquisition of SpecTal. The 2005 results are those of Viisage, which is now a division of L-1, and encompassed substantially all of the Company’s revenues and operating loss.

Revenues

	Year Ended December 31,
	2006	2005
Revenues (in thousands):
Services	$46,968	$621
Solutions	117,418	65,603
	$164,386	$66,224

The following provides revenue details of the products and services provided for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Secure credentials	$31,920	$29,232
Biometric devices	36,769	4,083
Consumables and components	19,310	18,638
Software	6,600	2,563
Maintenance	9,304	6,558
Other solutions	13,515	4,529
Enrollment services	33,867	621
Government services	13,101	—
Total revenues	$164,386	$66,224

Revenues for the years ended December 31, 2006 and 2005 aggregate $164.4 million and $66.2 million, respectively, of which approximately $91.7 million and $0.6 million, respectively, is related to the acquisitions of IBT, SecuriMetrics, Iridian, Identix and SpecTal. Excluding the impact of the acquisitions, revenues increased by $7.1 million or 11%. Revenues increased by $2.1 million due to increased volumes of U.S. passports revenue from U.S. Department of State and increased sales to U.S. Department of Defense relating to the Common Access Card program, higher face recognition revenues of $1.4 million, increased international software sales of $0.7 million and increased revenues in our state drivers’ license business of $2.7 million.

Approximately 19% and 44% of revenues for the years ended December 31, 2006 and 2005 were derived from long-term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract, which range from 4 – 5 years. The prices are established in competitive bid situations; in which price is one among many important criteria evaluated by the customer.

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

Cost of revenues and gross margins. (in thousands)

	Year Ended December 31,
	2006	2005
Cost of revenues	$99,115	$42,556
Amortization of intangible assets	13,861	5,012
Stock-based compensation	553	—
Total	$113,529	$47,568
Gross profit	$50,857	$18,656
As a percentage of revenues	31%	28%

Cost of revenues increased by $66.0 million for the year ended December 31, 2006, of which $63.5 million related to the acquisitions of IBT, SecuriMetrics, Identix, Iridian, and SpecTal. Consolidated gross margins in 2006 increased to 31% from 28% in 2005. Excluding the impact of the acquisitions, gross margin for the year ended December 31, 2006 was 32% compared to 28% in the prior year as a result of increased revenues and improved mix sales. Inventory adjustments and other charges had the effect of reducing gross margin by 2% in the year ended December 31, 2006. Included in the cost of revenues for the year ended December 31, 2006 was $13.9 million of amortization of intangible assets of which $8.9 million related to the IBT, SecuriMetrics, Identix, SpecTal and Iridian acquisitions. Amortization of intangible assets reduced gross margins by 8% for both the years ended December 31, 2006 and 2005.

Sales and Marketing Expenses. (in thousands)

	Year Ended December 31,
	2006	2005
Sales and marketing expenses	$13,678	$7,832
Stock-based compensation	752	—
Total	$14,430	$7,832
As a percentage of revenues	9%	12%

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

Research and Development Expenses (in thousands)

	Year Ended December 31,
	2006	2005
Research and development expenses	$10,823	$4,618
Stock-based compensation	766	—
Total	$11,589	$4,618
As a percentage of revenues	7%	7%

Research and development expenses increased by approximately $7.0 million for the year ended December 31, 2006 compared to the prior year, of which approximately $6.5 million is due to the acquisitions of IBT, SecuriMetrics, Iridian and Identix. Excluding the effects of the acquired businesses, research and development expenses in 2006 decreased by $0.3 million primarily as a result of cost reductions, offset by an increase of $0.8 million due to stock-based compensation.

Research and development expenses consist primarily of salaries, stock based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses reflect reimbursement of $0.4 million and $0.6 million for 2006 and 2005, respectively.

General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2006	2005
General and administrative expenses	$27,469	$12,068
Stock-based compensation	2,484	—
Total	$29,953	$12,068
As percentage of revenues	18%	18%

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

Asset Impairments and Merger Related Expenses (in thousands)

	Year Ended December 31,
	2006	2005
Asset impairments and merger related expenses	$22,767	$—

In 2006, in connection with our merger with Identix, the Company incurred significant personnel costs for severance and other contractual compensation arrangements with the former management team and the Board of Directors of Viisage. These personnel and other severance costs totaled approximately $5.4 million. Additionally, the Company reviewed its long-lived assets in light of the strategy and plans of the combined Company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment charges of $13.5 million relating to facial recognition technology, documentation authentification technology, patents, and other long-lived assets. Additionally, the Company reviewed its long-term commitments and determined that it would cease to use certain services in the future; accordingly, the Company recorded a charge of $1.1 million pursuant to SFAS No. 146. The Company also recorded a charge for in-process research and development of $2.7 million related to the Identix merger.

Amortization of Intangible Assets (in thousands)

	Year Ended December 31,
	2006	2005
Amortization of intangible assets	$401	$681

Amortization of intangible assets decreased as a result of impairments recorded in 2006.

Interest

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2006	2005
Interest income	$1,770	$362
Interest (expense)	(1,598)	(159)
Interest income, net	$172	$203

Interest income increased compared to the same period in 2005, primarily as a result of interest income related to higher average cash balances during 2006, due to the $100.0 million investment made by L-1 Investment Partners LLC in late 2005. Interest expense increased as a result of the $105.0 million in borrowings used to purchase SpecTal in October 2006.

Other Income, Net (in thousands)

	Year Ended December 31,
	2006	2005
Other (expense) income, net	$(122)	$369

Other income includes realized and unrealized currency transaction gains and losses on yen-denominated purchases, as well as unrealized gains and losses forward currency contracts.

Income Taxes (in thousands)

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

Comprehensive loss (in thousands)

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

Liquidity and capital resources

Liquidity

Excluding current deferred income tax assets, as of December 31, 2007, we had $27.6 million of working capital including $8.2 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs. We believe that our existing cash and cash equivalents, financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we may require additional financing to further implement our acquisition strategy and to fund our capital expenditures. We also evaluate the terms and conditions of our credit facility on a regular basis in the ordinary course of business. If we cannot achieve our business plan in 2008, or if we enter into material new contracts, or require cash to pursue strategic acquisitions, we may be required to seek additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled ‘‘Risk Factors.’’ We will continue to evaluate our capital requirements in order to meet the objectives of our growth strategy.

On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. In connection with the issuance of the Convertible Notes, we entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, we settled our obligation at closing for a cash payment.

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

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At December 31, 2007, the Company had $84.0 million of borrowings outstanding and approximately $57.3 million available under the revolving credit facility. At December 31, 2007, the variable interest rates ranged from 6.4% to 6.7%.

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

In accordance with the Agreement, borrowings are collateralized by all assets of the Company. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined by Agreement) for the period of the prior four fiscal quarters may not be less than 2.50:1:00. At December 31, 2007, the ratio was approximately 7.69:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:100 at December 31, 2007, March 31, 2008, and June 30, 2008, (ii) 4:25:1.00 at September 30, 2008, and (iii) 4.00:1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At December 31, 2007, the ratio was approximately 1.33:1.00.

Under the terms of the Agreement, L-1 Identity Solutions Operating Company may also incur, assume or guarantee unsecured subordinated indebtedness of up to $200.0 million. The Company may also incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iii) sell or otherwise dispose of assets, including capital stock of subsidiaries, (iv) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (v) make capital expenditures above certain thresholds, (vi) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (vii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At December 31, 2007, the Company was in compliance with these covenants.

In October 2005, we entered into an investment agreement with L-1 Investment Partners LLC, subsequently assigned by L-1 Investment Partners LLC to its affiliate, Aston, under which we issued and sold to Aston 7,619,047 shares of our common stock at $13.125 per share, and issued warrants to purchase 1,600,000 shares of our common stock at $13.75 per share. The proceeds from issuance, net of transaction costs were approximately $98.7 million. Under the investment agreement with Aston, $85.0 million was used to finance acquisitions subject to approval by L-1’s Board of Directors.

Consolidated Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Operating activities	$40,958	$12,561	$4,412
Investing activities	(151,919)	(162,428)	(42,892)
Financing activities	114,055	82,301	99,565
Effect of exchange rates on cash and cash equivalents	116	174	(9)
Net increase (decrease) in cash and cash equivalents	$3,210	$(67,392)	$61,076

Comparison of 2007 to 2006

Cash flows from operating activities increased by approximately $28.4 million for the year ended December 31, 2007 as compared to the prior year. Our net income for the year ended December 31, 2007 was $17.7 million, which reflects non-cash charges of $5.0 million related to intangible asset impairments, $39.2 million for depreciation and amortization, $11.0 million for stock-based compensation, a deferred income tax benefit of $24.7 million and $1.0 million for other non-cash credits, net. Cash flows from operating activities before changes in operating assets and liabilities, increased to $47.2 million from $20.3 million for the year ended December 31, 2007 compared to the prior year. Other changes in operating assets and liabilities had the impact of reducing cash and cash equivalents by $6.2 million in 2007.

Cash flows used in investing activities decreased by approximately $10.5 million for the year ended December 31, 2007 as compared to the prior year. During 2007, we used $132.8 million in connection with the Acquisitions, net of acquired cash. The cash paid for acquisitions in 2006, net of cash acquired, approximated $154.7 million.

Capital expenditures were approximately $13.0 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively, and primarily related to the Company’s drivers’ licenses product line. Expenditures for the additions to intangible assets were $6.3 million in 2007 and $1.3 million in 2006.

Net cash provided by financing activities in 2007 was $114.1 million compared to $82.3 million in 2006. Proceeds from the issuance of convertible notes aggregated $175.0 million of which $69.8 million was used to pay for the prepaid forward contract and the remainder, net of financing costs, was used to repay borrowings under the revolving credit agreement. In addition, net borrowings under the revolving credit agreement were $4.0 million, and proceeds from the issuance of common stock were $12.0 million.

Comparison of 2006 to 2005

Cash flows from operating activities increased by approximately $8.1 million for the year ended December 31, 2006 as compared to the prior year. The net loss for the year ended December 31, 2006 was $31.0 million, which included non-cash charges of $17.4 million related to the intangible asset impairments, and the in-process research and development charge, $23.4 million for depreciation and amortization, $7.8 million for stock based compensation, $2.4 million for deferred income taxes and $0.4 million for other non cash charges. Cash flow from operating activities before changes in operating assets and liabilities, increased to $20.3 million from $6.5 million for the year ended December 31, 2006 compared to the prior year. Other changes in operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $7.7 million.

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

Working Capital

December 31, 2007

Accounts receivable related to our February 2007 acquisition of ComnetiX and July 2007 acquisitions of ACI and McClendon, (‘‘2007 Acquisitions’’) were approximately $20.8 million at December 31, 2007. Excluding the 2007 Acquisitions, accounts receivable increased by approximately $7.9 million as of December 31, 2007 compared to December 31, 2006, primarily due to increased sales and timing of collections. Days sales outstanding at December 31, 2007 were comparable to those at December 31, 2006.

Inventory increased by $10.6 million ($10.1 million excluding acquisitions) as of December 31, 2007 compared to December 31, 2006. The increase related primarily to our building inventory to meet future contract delivery of multi-modal biometric recognition devices and solutions, fingerprint scanning devices and consumables.

Accounts payable, accrued expenses and other current liabilities related to the 2007 Acquisitions were $9.1 million at December 31, 2007. Excluding the impact of the 2007 Acquisitions, accounts payable, accrued expenses and other current liabilities increased by $14.8 million at December 31, 2007 from December 31, 2006 primarily due to timing of vendor payments and payroll, increased workforce, increases in purchases of materials and more efficient cash management.

Total deferred revenue related to the 2007 Acquisitions was $2.3 million at December 31, 2007. Excluding the impact of the 2007 Acquisitions, deferred revenue increased by $0.6 million.

December 31, 2006

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

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$21,616	$5,101	$7,165	$5,209	$4,141
Debt and capital lease obligations	$310,973	$12,164	$23,987	$274,822	$—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and an $84.0 million revolving credit facility that has a term of five years and bears interest at variable rates, ranging from 6.4% to 6.7% at December 31, 2007. Additionally, the Company had capital lease obligations of approximately $0.2 million at December 31, 2007. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years and assuming the revolving credit facility is paid at the end of its term.

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

On January 7, 2008, the Company entered into a definitive agreement with Bioscrypt Inc. (‘‘Bioscrypt’’), a leading provider of enterprise access control solutions headquartered in Ontario Canada, to acquire all outstanding Bioscrypt shares in a stock-for-stock transaction. Under the terms of the definitive agreement, the Company will purchase Bioscrypt shares for C$0.55 per share, representing a total purchase price of approximately C$44.0 million (U.S. $44.9 million at the exchange rate at December 31, 2007). Subject to certain conditions, the number of shares to be issued in payment of the purchase price for the Bioscrypt shares is based on the average closing price of the Company’s shares on the New York Stock Exchange for the 20 trading days ending five trading days prior to the closing date of the acquisition. The Company estimates that it will issue approximately 2.6 million shares in connection with the acquisition. In addition, the Company will assume outstanding Bioscrypt stock options that are not exercised prior to the effective date of the acquisition. This acquisition is expected to close during March 2008 and is subject to Bioscrypt shareholder approval

In connection with the merger with Identix, Aston, and L-1 agreed in principle that the Company may, subject to the approval of the board of directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

Contingent obligations

Our principal contingent obligations consist of cash which may be paid upon achievement of acquired businesses’ performance, primarily related to the ACI and SpecTal acquisitions. See Note 13 to consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements, transaction, obligations or other relationships with unconsolidated entities that would be expected to have a material effect on our financial condition, results of operations or cash flows.

Inflation

Although some of our expenses increased with general inflation in the economy, inflation has not had a material impact on our financial results to date.

Critical accounting policies and significant estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the conditions and circumstances of our business. The application of these policies has a significant impact on our reported results of operations. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analyses of current conditions and circumstances, have a significant impact on our reported results of operations and assets and liabilities and disclosures of contingent assets and liabilities. The most significant assumptions and estimates relate to the allocation of purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, contingencies, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from the estimates reflected in the financial statements, there could be a material effect on our consolidated financial statements.

Valuation of goodwill and other long-lived and intangible assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2007 the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $23.5 million, $184.2 million and

$1,054.3 million, respectively. As of December 31, 2006, the balances of property and equipment, intangible assets and goodwill, all net accumulated depreciation and amortization, were $19.9 million, $170.1 million and $951.4 million, respectively.

We depreciate property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has evaluated the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives when indicators of impairment are present. For all long-lived tangible assets, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is charged to expense in the period we identify the impairment. Based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may also determine that shorter estimated useful lives are appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings. Based on our review of the estimated useful lives of property and equipment used in state drivers’ licenses contracts for which we receive extensions, we may determine that longer estimated useful lives are appropriate, which would increase our earnings in future periods.

We follow SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. These events or circumstances generally would include the incurrence of operating losses or a significant decline in earnings associated with the asset. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We estimate the fair value of our reporting units after considering a number of factors, including the present value of future cash flows, our market capitalization, an assessment of the fair value of the reporting units based on comparable companies and comparable transactions. Based upon these analyses, we have determined that the estimated fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment as of October 31, 2007, the date of the annual impairment test.

Factors we generally consider important and which could trigger an impairment review of the carrying value of long-lived tangible and intangible assets and goodwill include the following:

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

Although we believe that the carrying values of our long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2007, future events could cause us to conclude otherwise. Subsequent to December 31, 2007 our stock price declined approximately by approximately 30%. If the price remains at the current level for a sustained period of time, we may be required to assess the carrying amounts of goodwill and intangible assets of our reporting units before our scheduled annual impairment test. Our estimated enterprise value at February 26, 2008 exceeds the overall carrying amounts of our reporting units.

During the third quarter of 2006 and the fourth quarter of 2007, the Company performed impairment reviews of the carrying amounts of intangible assets and other assets. As a result, the

Company recorded an intangible asset impairment expenses and the in process research and development charge aggregating $17.3 million in 2006 and $5.0 million in 2007.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of acquired businesses, our business plans for the acquired business or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	Assessments of appropriate valuation methodologies in the circumstances;

•	Future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

•	Expected costs to complete any in process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

•	The acquired companies’ brand awareness and market position;

•	Assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

•	Discount rates.

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

Revenue Recognition

Our revenue is derived primarily from sales to federal and state government customers, some of which are fulfilled through solutions that include the delivery of consumables, hardware and software components, and related maintenance, technical support, training and installation, as well as fingerprinting, technology and security services. Depending on the nature of the arrangements, revenue is recognized in accordance with Statement of Position No. 97-2 (‘‘SOP 97-2’’), Software Revenue Recognition, as amended, Staff Accounting Bulletin No. 104 (‘‘SAB 104’’), Revenue Recognition, and related interpretations, Statement of Position No. 81-1 (‘‘SOP 81-1’’), Accounting for Performance of Construction-Type and Certain Production Type Contracts, and Accounting Research Bulletin No. 43 (‘‘ARB 43’’), Government Contracts. When a customer arrangement does not require significant production, modification or customization of software and otherwise does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred — For products, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are performed.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We evaluate all customers with significant transactions to determine whether a collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not and otherwise include services considered to be essential to the functionality of the software, include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Sale of hardware products, including Live Scan equipment, and related maintenance services;

•	Printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Portable devices that provide iris, face and fingerprint identification and recognition related maintenance and services;

•	Licenses of off-the-shelf versions of face and iris recognition software recognition related maintenance and services;

•	Sales of software including ABIS, IBIS, BioLogon and software developer kits related maintenance and services;

•	Services and software to scan, collect and transmit fingerprints for identity and background verification;

•	Document authentication products and services, which typically include sales of hardware, software, maintenance and support; and

•	Information technology and security services and provided to the U.S. intelligence community.

Many of our arrangements include multiple elements that are subject to provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements may include one ore more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of SOP 97-2 or SOP 81-1, we allocate value to each of the elements based on estimated relative fair value, if fair value exists for each element of the arrangement. For arrangements within the scope of SOP 97-2, which do not involve significant production, modification or customization of software or otherwise include services that are considered essential to the functionality of software we allocate fair value based on VSOE of fair value, which is determined based on the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value exists for all undelivered elements, but does not exist for the delivered element, the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue of maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

Revenue on the transactions within the scope of SAB 104 is recognized upon transfer of title for product sales, and performance for services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained unless acceptance is deemed perfunctory. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Revenues from security and information technology, training and similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenues earned pursuant to time and material and fixed price level effort contracts are recognized as the services are performed. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency. Expenses on all services are recognized when the costs are incurred. Our contractual arrangements generally do not provide for a right to return.

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

Revenues from software sales and licenses, including software developer kits is recognized in accordance with SOP 97-2, as amended, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We recognize revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, vendor specified objective evidence (‘‘VSOE’’) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection fee is deemed probable.

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

When multiple-element arrangement otherwise within the scope of SOP 97-2 involves significant production, modification or customization of the software, or otherwise involves services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP 97-2 and SOP 81-1. When VSOE of fair value exists for the software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support on other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP 81-1. When VSOE of fair value is not available for such services the entire arrangement is accounted for under SOP 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with SOP 81-1include:

•	Certain contracts for the production of drivers’ licenses and other identification credentials that require the delivery and installation of customized software;

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition systems for government agencies, law enforcement agencies and commercial businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for various deliverables under the contract.

We also utilize contract accounting for government contracts within the scope of ARB 43 and SOP 81-1.

We measure the percentage of completion using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized based on total milestones billable to the customer less revenue related to any future maintenance or services requirement. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis using either total costs or direct labor dollars which ever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state departments of motor vehicles, or similar agencies, will pay fixed price per credential produced utilizing equipment and systems that we design, implement and support. The price includes charges for materials and the data that is stored on the credentials. Prices for these contracts vary depending on these things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of credentials to be produced;

•	Size of databases;

•	Cost of consumable materials expected to be used;

•	Level of post-installation involvement; and

•	Competitive considerations.

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

Income Taxes

We have recorded net deferred tax assets of $50.5 million at December 31, 2007, including the tax benefits of net operating loss carryforwards aggregating $92.0 million, net of a related valuation allowance. In utilization of net operating loss carryforwards upon generating future taxable income of the appropriate character. During the fourth quarter of 2007, management of the Company determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expects to realize. The reduction of the deferred tax asset valuation allowance also resulted in the recognition of $35.4 million recorded as a reduction of goodwill.

Substantially all of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code or similar foreign limitations. The determination of the limitations is complex and requires significant judgment and analyses of past transactions. For federal income tax purposes, the Identix merger has been accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are also subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards of Iridian, SecuriMetrics and ComnetiX, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382. We have analyzed the limitations and recorded a deferred tax asset only for those net operating losses that will not expire unused within the carry forward period. We have also recorded a valuation allowance for net operating loss carryforwards and tax credits that more likely than not are expected to expire unused, of approximately $33.3 million.

The valuation allowance will be reduced as the Company realizes taxable income in the appropriate jurisdiction. When it is more likely than not that the related tax benefits will be realized, the valuation allowance will be reduced or eliminated with a corresponding benefit included in income or as a reduction of goodwill if the reduction of the valuation allowance is related to pre-acquisition net operating losses carryforwards.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The adoption of Interpretation No. 48 on January 1, 2007 did not have a material impact on the consolidated financial statements.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2007 and 2006:

	Year Ended December 31,
	2007	2006
Expected common stock price volatility	61%	94%
Risk free interest rate	4.2%	4.4%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. During 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Contingencies and Litigation

In the normal course of business, the Company is subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, litigation is inherently unpredictable and it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (‘‘FASB’’) has proposed a FASB Staff Position (‘‘FSP’’) that would significantly impact the accounting for the Company’s Convertible Notes. The proposed FSP, if adopted in its current form, would require cash settled convertible debt to be separated into debt and equity components at issuance. The value assigned to the Convertible Notes would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the Convertible Notes cash proceeds and its assigned value would be recorded as a debt discount and amortized to interest expense over the life of the Convertible Notes. Although the proposed FSP would have no impact on the actual past or future cash flows from the Convertible Notes, it would result in recording a significant amount of non-cash interest expense as the debt discount is amortized. The FSP, if adopted, would require retrospective application.

In December 2007, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No.160, Noncontrolling Interests in Consolidated financial Statements on Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Among other things, SFAS No. 160 requires noncontrolling interests to be included as a component of shareholders’ equity. The Company does not currently have any material noncontrolling interests.

    In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for determining what information to disclose in connection with a business combination. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recorded at fair value as of the date of acquisition with subsequent changes reflected in income, in process research and development be capitalized as an intangible asset. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provision of SFAS141(R) will have a significant impact in the accounting for future business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect to adopt the fair value provisions of SFAS No. 159.

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2007 and 2006 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2007
Revenues	$70,007	$90,099	$115,539	$113,862
Gross profit	17,356	27,751	37,612	37,540
Net income (loss)	(8,831)	(1,197)	1,470	26,224
Basic net income (loss) per share	$(0.12)	$(0.02)	$0.02	$0.37
Diluted net income (loss) per share	$(0.12)	$(0.02)	$0.02	$0.35
For the Year Ended December 31, 2006
Revenues	$23,438	$24,868	$39,767	$76,313
Gross profit	6,399	7,144	9,687	27,627
Net income (loss)	(2,158)	(1,630)	(29,256)	2,007
Basic and diluted net income (loss) per share	$(0.07)	$(0.06)	$(0.66)	$0.03

Included in the fourth quarter of 2007 is an intangible asset impairment charge of $5.0 million and the tax benefit of a reduction of the deferred tax asset valuation allowance of $21.8 million. Included in the third quarter of 2006 is $22.8 million of asset impairments and merger related expenses. See Notes 10 and 15 to our consolidated financial statements.

Item 7A — Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk related to borrowings under our revolving credit agreement. At December 31, 2007, borrowings outstanding under the revolving credit agreement aggregated $84.0 million and bears interest at variable rates. As a result, the market value of the borrowings under our revolving credit agreement approximates its carrying amount; however, the Company is exposed to increases in interest rates and benefits from decreasing interest rates.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After December 31, 2007, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by interest rate changes and changes in the market value of the common stock. At December 31, 2007 the estimated market value of the Convertible Notes was $178.5 million.

We have entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00.

The transactions of our international operations, primarily our German and Canadian subsidiaries, are denominated in euros and Canadian dollars, respectively. At December 31, 2007, financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. Financial assets and liabilities denominated in Euros aggregate $2.9 million and $1.4 million, respectively and financial assets and liabilities denominated in Canadian dollars aggregate $0.5 million and $0.2 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We mitigate exchange rate volatility, by purchasing local currencies pursuant to currency forward contracts. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations. As of December 31, 2007, we had no foreign currency forward contracts open.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. As of December 31, 2007, the cumulative gain from foreign currency translation adjustments was approximately $6.4 million.

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

The Company’s financial statements are included in pages F-1 to F-43 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007. Please see ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ in Item 9b.

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

We have designed our internal control over financial reporting to provide reasonable assurance that controls will achieve their objectives. However, any system of internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance its objectives are met. Further, the design of an internal control system must include as assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control deficiencies, including instances of fraud and control breakdowns, will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in ‘‘Internal Control-Integrated Framework.’’ Management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined the internal control systems at ComnetiX Inc., McClendon LLC and Advanced Concepts, Inc., wholly owned subsidiaries acquired in 2007, would be excluded from the 2007 internal control assessment, as permitted by the Securities and Exchange Commission. Accordingly as of and for the year ended December 31, 2007 approximately 1% of the consolidated assets and approximately 14% of consolidated revenues were excluded from management’s evaluation of the effectiveness of internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated February 26, 2008 on the Company’s internal control over financial reporting.

Stamford, Connecticut
February 26, 2008

(c)    Changes in internal controls.    During the fourth quarter of 2007, in connection with our evaluation of internal controls as of December 31, 2007, we implemented enhanced internal controls over financial reporting for the acquisitions we consummated in 2007 and 2006. We installed new or updated accounting systems at certain of our divisions and a new consolidation system.

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
Stamford, Connecticut

We have audited the internal control over financial reporting of L-1 Identity Solutions, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ management excluded from its assessment the internal control over financial reporting at ComnetiX Inc., which was acquired on February 21, 2007, McClendon LLC, which was acquired on July 13, 2007, and Advanced Concepts, Inc., which was acquired on July 27, 2007 (collectively, the ‘‘Acquisitions’’), and whose revenues and assets constitute 14% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at the Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’. Our responsibility is to express an opinion on of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2008

PART III

Item 9B.	Other Information

None

Item 10.	Directors and Executive Officers of the Registrant

Information required to be included in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

NYSE Annual Certification.    The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certifications. We have filed the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

Item 11.	Executive Compensation

Information required to be included in this item is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be included in this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

Information required to be included in this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

Information to be included in this item is incorporated by reference from our proxy statement to be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a), (c)    Financial Statements and Schedules

For a list of financial statements included herein see Index on page F-1.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)    Exhibits

See Exhibit Index on pages 78 through 83.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26 day of February, 2008.

L-1 IDENTITY SOLUTIONS, INC.

By:	/s/ Robert V. LaPenta
Robert V. LaPenta Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 2008].

Signature	Title

/s/Robert V. LaPenta	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Robert V. LaPenta

/s/ James A. DePalma	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

James A. DePalma

/s/ Vincent A. D’Angelo	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Vincent A. D’Angelo

/s/ B.G. Beck	Director

B.G. Beck

/s/ Denis K. Berube	Director

Denis K. Berube

/s/ Milton E. Cooper	Director

Milton E. Cooper

/s/ Robert S. Gelbard	Director

Robert S. Gelbard

/s/ Malcolm J. Gudis	Director

Malcolm J. Gudis

/s/ John E. Lawler	Director

John E. Lawler

/s/ Admiral James M. Loy	Director

Admiral James M. Loy

/s/ Peter Nessen	Director

Peter Nessen

Signature	Title

/s/ Harriet Mouchly-Weiss	Director

Harriet Mouchly-Weiss

/s/ George J. Tenet	Director

George J. Tenet

/s/ B. Boykin Rose	Director

B. Boykin Rose

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of October 5, 2004, by and among Viisage Technology, Inc., Imaging Automation, Inc. and Ireland Acquisition Corp. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 8, 2004).*
2.2		Agreement and Plan of Merger, dated as of November 15, 2005, by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 18, 2005).*
2.3		Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2006).*
2.4		Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 6, 2006).*
2.5		Agreement and Plan of Merger, dated as of July 14, 2006, by and among Viisage Technology, Inc., Iris Acquisition I Corp., Iridian Technologies, Inc., Perseus 2000 L.L.C., as stockholder representative, and other parties named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 18, 2006).*
2.6		Arrangement Agreement, dated as of November 15, 2006 (the ‘‘Arrangement Agreement’’), among L-I Identity Solutions, Inc., 6653375 Canada Inc. and ComnetiX Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 16, 2006).*
2.6	(a)	Amendment No. 1 to the Arrangement Agreement, dated January 9, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 11, 2007).*
2.6	(b)	Amendment No. 2 to the Arrangement Agreement, dated January 25, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2007).*
2.6	(c)	Amendment No. 3 to the Arrangement Agreement, dated February 7, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007).*
2.7		Agreement and Plan of Reorganization, dated May 16, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and L-1 Merger Co. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 16, 2007).*
2.8		Agreement and Plan of Merger, dated as of June 18, 2007, by and among McClendon LLC, the selling stockholders, L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Patty Hardt, as the selling stockholders’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 20, 2007).*
2.9		Arrangement Agreement, dated as of January 5, 2008, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company, 6897525 Canada Inc. and Bioscrypt Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 10, 2008).*
3.1		Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 16, 2007).*

Exhibit Number		Description
3.2		Amended and Restated By-Laws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on November 5, 2007).*
4.1		Specimen Certificates for Common Stock (filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on August 29, 2006).*
4.2		Indenture relating to Convertible Senior Notes due 2027, dated as May 17, 2007, by and between L-1 Identity Solutions, Inc. and The Bank of New York, as trustee (including the form of 3.75% Convertible Senior Notes due 2027) (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2007).*
4.3		Warrant, dated as of March 9, 2004, issued by Identix Incorporated in favor of Delean Vision Worldwide, Inc. (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by Identix Incorporated on March 25, 2004).*
4.4		Warrant No. L-1, dated December 16, 2005, issued by Viisage Technology, Inc. to Aston Capital Partners, L.P. (filed as Exhibit 10.2 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
4.5		Warrant No. L-2, dated December 16, 2005, issued by Viisage Technology, Inc. to Aston Capital Partners, L.P. (filed as Exhibit 10.3 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
4.6		Warrant No. L-3, dated December 16, 2005, issued by Viisage Technology, Inc. to L-1 Investment Partners LLC (filed as Exhibit 10.4 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 1005).*
10.1		Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*
10.2		Viisage Technology, Inc. Second Amended and Restated 1996 Management Stock Option Plan (included as Appendix B to our Schedule 14A filed on April 16, 2004).*†
10.2	(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Management Stock Option Plan (filed as Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†
10.3		Viisage Technology, Inc. Amended and Restated 1996 Director Stock Option Plan (included as Appendix C to our Schedule 14A filed on April 16, 2004).*†
10.3	(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Director Stock Option Plan (filed as Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*†
10.4		Amended and Restated Viisage Technology, Inc. 2001 Stock in Lieu of Cash Compensation for Directors Plan (filed as Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 000-21559).*†
10.5		Asset Purchase Agreement, dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*

Exhibit Number		Description
10.6		Consulting Agreement, dated January 10, 2002, between Viisage Technology, Inc. and Denis K. Berube (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.7		Consulting Agreement, dated January 10, 2002, between Viisage Technology, Inc. and Joanna Lau (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.8		Toppan Passport Printer Sub-License Clarification Agreement, dated as of January 17, 2003, by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp. (filed as Exhibit 10.79 to Amendment No. 2 to our Registration Statement on Form S-4 filed on May 24, 2006).**
10.9		Letter agreement, dated as of March 25, 2004, by and between Trans Digital Technologies Corporation and Global Enterprise Technologies Corp. (filed as Exhibit 10.80 to Amendment No. 2 to our Registration Statement on Form S-4 filed on May 24, 2006).**
10.10		Securities Purchase Agreement, dated as of March 28, 2003 (the ‘‘Securities Purchase Agreement’’), by and among Viisage Technology, Inc., ZN Vision Technologies AG and each of the Sellers named therein (included as Annex A-1 to our Definitive Proxy Statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*
10.10	(a)	Amendment No. 1 to the Securities Purchase Agreement (included as Annex A-2 to our Definitive Proxy Statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*
10.10	(b)	Amendment No. 2 to the Securities Purchase Agreement (included as Annex A-3 to our definitive proxy statement on Schedule 14A filed on December 30, 2003) (SEC File No. 000-21559).*
10.10	(c)	Amendment No. 3 to the Securities Purchase Agreement (filed as Exhibit 2.5 to our Current Report on Form 8-K filed on January 30, 2004).*
10.11		Registration Rights Agreement, dated as of October 5, 2004, by and among Viisage Technology, Inc. and the former stockholders of Imaging Automation, Inc. named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 2004).*
10.12		L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan (included as Appendix B to our Schedule 14A filed on September 7, 2005).*†
10.12	(a)	Form of Grant Agreement under the L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan.
10.13		Investment Agreement, dated as of October 5, 2005, between Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2005).*
10.14		Membership Interest Purchase Agreement, dated as of November 4, 2005, by and among L-I Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2005).*
10.15		Assignment and Assumption Agreement, dated as of November 15, 2005, by and between Viisage Technology, Inc. and Aston Capital Partners, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2005).*

Exhibit Number		Description
10.19		Registration Rights Agreement, dated December 16, 2005, by and among Viisage Technology, Inc., L-1 Investment Partners LLC and Aston Capital Partners, L.P. (filed as Exhibit 10.5 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
10.20		Registration Rights Agreement, dated as of February 17, 2006, by and between Viisage Technology, Inc. and the former stockholders of SecuriMetrics, Inc. named therein (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2006).*
10.21		Employment Agreement, dated April 10, 2006, between Viisage Technology, Inc. and James P. Ebzery (filed as Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.22		Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.22	(a)	Form of Grant Agreement under the Identix Incorporated 2002 Equity Incentive Plan.
10.23		Identix Incorporated New Employee Stock Incentive Plan (filed as Exhibit 99.4 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.24		Identix Incorporated Non-employee Directors Stock Option Plan (filed as Exhibit 99.5 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.25		Identix Incorporated Equity Incentive Plan (filed as Exhibit 99.6 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.26		Visionics Corporation 1990 Stock Option Plan (filed as Exhibit 99.7 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.27		Visionics Corporation 1998 Stock Option Plan (filed as Exhibit 99.8 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.28		Visionics Corporation Stock Incentive Plan (filed as Exhibit 99.9 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.29		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Robert V. LaPenta (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.30		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and James DePalma (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.31		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Joseph Paresi (filed as Exhibit 10.03 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.32		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Mark S. Molina (filed as Exhibit 10.04 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.33		Employment Agreement, dated Sept 21, 2006, between L-1 Identity Solutions, Inc. and Vincent D’Angelo.†
10.34		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Mohamed Lazzouni (filed as Exhibit 10.05 to our Current Report on Form 8-K filed on September 6, 2006).*†

Exhibit Number		Description
10.35		Consulting Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.07 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.36		Termination and Non-Competition Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners LLC (filed as Exhibit 10.08 to our Current Report on Form 8-K filed on September 6, 2006).*
10.37		Sublease Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.09 to our Current Report on Form 8-K filed on September 6, 2006).*
10.38		Form of Indemnification Agreement (filed as Exhibit 10.10 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.39		Securities Purchase Agreement, dated September 11, 2006, by and among SpecTal, LLC, John A. Cross, Louise V. Brouillette, Ann J. Holcomb, Ronald Hammond, Jr. and Mark Oliva, L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 14, 2006).*
10.39	(a)	Amendment No. 1 to Securities Purchase Agreement, dated October 19, 2006, among L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on October 25, 2006).*
10.40		Amended and Restated Credit Agreement, dated October 19, 2006, by and among L-1 Identity Solutions, Inc., Bank of America, N.A., as Administrative Agent and a Lender, Bear Stearns Corporate Lending Inc., as Syndication Agent and as a Lender and the other parties thereto (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on October 25, 2006).*
10.41		Employment Agreement, dated December 19, 2006, between L-1 Identity Solutions, Inc. and Dr. Joseph J. Atick (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on December 22, 2006).*†
10.42		Employment Agreement, dated January 31, 2007, between L-1 identity Solutions, Inc. and Doni Fordyce (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on January 9, 2007).*†
10.43		Stock Purchase Agreement, dated as of May 1, 2007, by and among Advanced Concepts, Inc., John Register and Frank White, L-1 Identity Solutions, Inc., and John Register, in his capacity as the sellers’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 2, 2007).*
10.44		Purchase Agreement, dated as of May 10, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns & Co. Inc and Banc of America Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2007).*
10.45		Prepaid Forward Share Purchase Agreement, dated as of May 10, 2007, by and between L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns International Limited (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2007).*

Exhibit Number	Description
10.46	Assignment and Assumption Agreement, dated as of May 16, 2007, by and between L-1 Identity Solutions, Inc. and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).*
10.47	Registration Rights Agreement, dated as of May 17, 2007, by and among L-1 Identity Solutions, Inc. and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on May 23, 2007).*
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Incorporated herein by reference.
**	Confidential treatment has been requested and granted for certain portions of this agreement.
†	Exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of L-1 Identity Solutions, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To L-1 Identity Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows of L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of L-1 Identity Solutions, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
Boston, Massachusetts
March 16, 2006

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Balance Sheets
(In thousands, except numbers of shares)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,203	$4,993
Accounts receivable, net	90,210	61,513
Inventory	21,534	10,967
Deferred tax asset	13,253	—
Other current assets	3,890	4,529
Total current assets	137,090	82,002
Property and equipment, net	23,451	19,928
Goodwill	1,054,270	951,443
Intangible assets, net	184,237	170,098
Deferred tax asset	37,293	—
Other assets, net	9,304	3,754
Total assets	$1,445,645	$1,227,225
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$81,549	$54,807
Current portion of deferred revenue	12,279	10,331
Other current liabilities	2,393	5,206
Total current liabilities	96,221	70,344
Deferred tax liability	—	4,394
Deferred revenue, net of current portion	4,671	3,734
Long-term debt	259,000	80,000
Other liabilities	1,036	1,668
Total liabilities	360,928	160,140
Commitments and contingencies
Shareholders’ Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 75,146,940 and 72,418,498 shares issued and outstanding at December 31, 2007 and 2006, respectively	76	73
Additional paid-in capital	1,217,840	1,153,791
Prepaid forward contract	(69,808)	—
Accumulated deficit	(69,798)	(87,464)
Accumulated other comprehensive income	6,407	685
Total shareholders’ equity	1,084,717	1,067,085
Total liabilities and shareholders’ equity	$1,445,645	$1,227,225

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
Services	$177,974	$46,968	$621
Solutions	211,533	117,418	65,603
Total revenues	389,507	164,386	66,224
Cost of revenues:
Services	130,516	36,433	482
Solutions	110,820	63,235	42,074
Amortization of intangible assets	27,095	13,861	5,012
Total cost of revenues	268,431	113,529	47,568
Gross profit	121,076	50,857	18,656
Operating expenses:
Sales and marketing	27,719	14,430	7,832
Research and development	18,482	11,589	4,618
General and administrative	62,279	29,953	12,068
Asset impairments and merger related expenses	5,000	22,767	—
Amortization of intangible assets	2,519	401	681
Total operating expenses	115,999	79,140	25,199
Operating income (loss)	5,077	(28,283)	(6,543)
Interest income	407	1,770	362
Interest expense	(11,311)	(1,598)	(159)
Other (expense) income, net	(508)	(122)	369
Loss before income taxes	(6,335)	(28,233)	(5,971)
Benefit (provision) for income taxes	24,001	(2,804)	(1,382)
Net income (loss)	$17,666	$(31,037)	$(7,353)
Net income (loss) per share:
Basic	$0.25	$(0.71)	$(0.37)
Diluted	$0.24	$(0.71)	$(0.37)
Weighted average common shares outstanding:
Basic	71,663	43,823	19,630
Diluted	72,385	43,823	19,630

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pre-paid Forward Contract To Purchase Common Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance, January 1, 2005	$19	$204,167	$(49,074)	$—	$(322)	$154,790
Exercise of employee stock options	—	802	—	—	—	802
Common stock issued for directors’ fees	—	330	—	—	—	330
Common stock issued under employee stock purchase plan	—	101	—	—	—	101
Common stock issued for acquisition	2	27,408	—	—	—	27,410
Private placement of common stock and warrants, net	8	98,715	—	—	—	98,723
Fair value of vested warrants issued for acquisition	—	1,933	—	—	—	1,933
Foreign currency translation loss	—	—	—	—	(2,076)	(2,076)	$(2,076)
Net loss	—	—	(7,353)	—	—	(7,353)	(7,353)
Comprehensive loss	—	—	—	—	—	—	$(9,429)
Balance, December 31, 2005	29	333,456	(56,427)	—	(2,398)	274,660
Exercise of employee stock options	1	7,180	—	—	—	7,181
Common stock issued for directors’ fees	—	288	—	—	—	288
Common stock issued under employee stock purchase plan	—	53	—	—	—	53
Common stock issued for acquisition of Identix, net of issuing costs	43	769,931	—	—	—	769,974
Fair value of stock options and warrants assumed in merger with Identix	—	35,103	—	—	—	35,103
Retirement plan contributions paid in common stock	—	288	—	—	—	288
Stock based compensation expense	—	7,492	—	—	—	7,492
Foreign currency translation gain	—	—	—	—	3,083	3,083	$3,083
Net loss	—	—	(31,037)	—	—	(31,037)	(31,037)
Comprehensive loss	—	—	—	—	—	—	$(27,954)
Balance, December 31, 2006	73	1,153,791	(87,464)	—	685	1,067,085
Exercise of employee stock options	1	10,037	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	8,520	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	32,998	—	—	—	33,000
Common stock issued for directors’ fees	—	545	—	—	—	545
Common stock issued under employee stock purchase plan	—	2,315	—	—	—	2,315
Deferred tax benefit of stock options exercised	—	130	—	—	—	130
Retirement plan contributions paid in common stock	—	261	—	—	—	261
Pre-paid forward contract	—	—	—	(69,808)	—	(69,808)
Stock-based compensation expense	—	9,243	—	—	—	9,243
Foreign currency translation gain	—	—	—	—	5,722	5,722	$5,722
Net income	—	—	17,666	—	—	17,666	17,666
Comprehensive income	—	—	—	—	—	—	$23,388
Balance, December 31, 2007	$76	$1,217,840	$(69,798)	$(69,808)	$6,407	$1,084,717

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flow from Operating Activities:
Net income (loss)	$17,666	$(31,037)	$(7,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,237	23,360	12,433
Asset impairments and in process research and development charge	5,000	17,395	—
Stock-based compensation expense	11,030	7,780	330
Loss from disposal of equipment	119	—	5
(Benefit) provision for non-cash income taxes	(24,689)	2,430	1,105
Tax effect of stock option exercises	(2,676)	—	—
Retirement plan contributions paid in common stock	261	288	—
Amortization of deferred financing costs	1,296	117	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,331)	(20,837)	2,951
Inventory	(9,548)	(393)	(1,487)
Other assets	616	(1,720)	1,557
Accounts payable, accrued expenses and other liabilities	11,574	14,466	(5,463)
Deferred revenue	403	712	334
Net cash provided by operating activities	40,958	12,561	4,412
Cash Flow from Investing Activities:
Decrease in restricted cash	219	358	—
Cash paid for acquisitions, net of cash acquired	(132,839)	(154,683)	(38,678)
Capital expenditures	(12,995)	(6,823)	(4,435)
Additions to intangible assets	(6,304)	(1,280)	(279)
Proceeds from disposal of equipment	—	—	500
Net cash used in investing activities	(151,919)	(162,428)	(42,892)
Cash Flow from Financing Activities:
Net borrowings under revolving credit agreement	4,000	80,000	—
Proceeds from long-term debt	—	—	199
Financing costs	(6,393)	(2,612)	—
Principal payments of other debt	(766)	(309)	(260)
Proceeds from senior convertible notes	175,000	—	—
Cost of issuance of common stock for Identix acquisition	—	(2,012)	—
Payment for pre-paid forward contract	(69,808)	—	—
Proceeds from issuance of common stock	12,022	7,234	99,626
Net cash provided by financing activities	114,055	82,301	99,565
Effect of exchange rate changes on cash and cash equivalents	116	174	(9)
Net increase (decrease) in cash and cash equivalents	3,210	(67,392)	61,076
Cash and cash equivalents, beginning of year	4,993	72,385	11,309
Cash and cash equivalents, end of year	$8,203	$4,993	$72,385
Supplemental Cash Flow Information:
Cash paid for interest	$8,934	$1,294	$73
Cash paid for income taxes	465	507	114
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	41,520	805,077	29,343

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Notes To Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (‘‘L-1’’ or the ‘‘Company’’) provide identity solutions and services that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics devices, automated document authentication, automated biometric identification systems, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management and security. L-1 also provides comprehensive consulting, training, security, technology development, and information technology solutions to the U.S. intelligence community.

The Company’s identity solutions include products and related services, consisting of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Company also provides fingerprinting enrollment services and government consulting, training, security, technology development and information technologies services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides biometric and identity solutions to federal, state and local government agencies, foreign governments and commercial entities. The Services segment provides fingerprinting enrollment services to federal and state governments and commercial enterprises, primarily financial institutions, as well as comprehensive consulting, training, security, technology development and information technology solutions to the U.S. intelligence community.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in accordance with Section 251(g) of the Delaware General Corporation Law (the ‘‘DGCL’’) in order to facilitate its announced convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) offering and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (‘‘L-1 Operating Company’’, previously known as L-1 Identity Solutions, Inc.) The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

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

By virtue of the Merger, all of the outstanding capital stock of L-1 Operating Company was converted, on a share for share basis, into capital stock of the Company. As a result, each former shareholder of L-1 Operating Company became the owner of an identical number of shares of common stock of the Company. Additionally, each outstanding stock option and warrant to purchase shares of common stock of L-1 Operating Company was converted into a stock option or warrant to purchase, upon the same terms and conditions, an identical number of shares of the Company’s common stock. The conversion of the shares of common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of L-1 Operating Company are deemed to represent the same number of shares of common stock of the Company. Upon consummation of the Merger, the Company’s common stock was deemed to be registered under Section 12(b) of the Securities Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), the Company is the successor issuer to L-1 Operating Company. Pursuant to Section 251(g) of the DGCL, the provisions of the certificate of incorporation and bylaws of the Company are substantially identical to those of L-1 Operating Company prior to the Merger. The authorized capital stock of the Company, the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof are also substantially identical to those of the capital stock of L-1 Operating Company prior to the Merger. The directors of the Company are the same individuals who were directors of L-1 Operating Company prior to the Merger. The executive officers of the Company and L-1 Operating Company are the same.

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

The Company has no operations other than those carried through its investment in L-1 Operating Company, other than the financing operations related to the issuance of the convertible notes, and its assets consist of its investment in L-1 Operating Company of $1,255.1 million and deferred financing costs of $5.4 million. Its liabilities consist of convertible notes of $175.0 million and accrued interest of $0.8 million.

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

Computation of Net Income (Loss) per Share

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of dilutive common and common equivalent shares outstanding during the year.

The per share amounts do not reflect the impact of weighted outstanding stock options and warrants of 2.2 million, 5.8 million and 4.3 million shares during the years ended December 31, 2007, 2006 and 2005, respectively, as their effect would have been anti-dilutive.

The Company calculates the effect of the Convertible Notes for the year ended December 31, 2007 on diluted net income per share utilizing the ‘‘if converted’’ method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the year ended December 31, 2007, the effect was antidilutive. Accordingly, approximately 5.5 million shares of common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns for a payment of $69.8 million to purchase 3,490,400 shares of the Company’s common stock at a price of $20.00 per share. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding.

Basic and diluted net income (loss) per share calculations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands, except per share data):

	2007	2006	2005
Net income (loss)	$17,666	$(31,037)	$(7,353)
Average common shares outstanding:
Basic	71,663	43,823	19,630
Effect of dilutive stock options and warrants	722	—	—
Diluted	72,385	43,823	19,630
Net income (loss) per share:
Basic	$0.25	$(0.71)	$(0.37)
Diluted	$0.24	$(0.71)	$(0.37)

Revenue Recognition

The Company derives its revenue from sales of solutions that include hardware, components, consumables and software components and related maintenance, technical support, training and installation services integral to sales of hardware and software. The Company also derives revenues from sales of fingerprinting enrollment services and government security and information technologies services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine these products and services to create a multiple element arrangement.

Revenue is recognized in accordance with Statement of Position (‘‘SOP’’) No. 97-2, Software Revenue Recognition, Staff Accounting Bulletin (‘‘SAB’’) No. 104, Revenue Recognition, Accounting Research Bulletin (‘‘ARB’’) 43, Government Contracts or Statement of Position (‘‘SOP ’’) No. 81-1, Accounting for Construction-Type and Certain Production-Type Contracts and their amendments and interpretations. When a customer arrangement does not require significant production, modification or customization of software or does not otherwise contain services considered to be essential to the functionality of the software, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not otherwise include services considered to be essential to the functionality of the software include:

•	Document issuance solutions, primarily to federal and state government customers;

•	Printing system components and consumables including printers, secure coating ribbon, film, and other parts, primarily to federal government customers;

•	Licenses of off-the-shelf versions of face and iris recognition software;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification;

•	Document authentication solutions, which typically include sales of hardware, software, maintenance and support;

•	Portable devices that provide iris and face and fingerprint identification and recognition and related maintenance and services;

•	Sales of hardware products and related maintenance and services;

•	Sales of software and software developer kits and related maintenance and services; and

•	Information technology and security services provided to U.S. intelligence community.

Many of the Company’s arrangements include multiple elements for which it applies the provisions of the EITF 00-21. Such arrangements may include one or more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, software maintenance, hardware maintenance, hardware replacement, technical support services, training, installation and consulting services. For arrangements that include multiple elements that are not within the scope of SOP No. 97-2, the Company allocates value to each element based on the relative estimated fair value of each element, if fair value exists for each element. For arrangements within the scope of SOP No. 97-2, which do not involve significant modification or customization of the software or otherwise include services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, based on vendor specific objective evidence (‘‘VSOE’’) of fair value, which is determined based on the prices charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If sufficient fair value exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value for each element. Under the residual method, each undelivered element is allocated value based on fair value for that element and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value does not exist for all undelivered elements, revenue is deferred until such time as fair value of undelivered elements is established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance support period.

For transactions within the scope of SAB No. 104, revenue is generally recognized upon passage of title for product sales, and performance for services, provided the four revenue recognition criteria listed above are met. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the revenue is collected. Software maintenance, hardware replacement, technical support revenues are typically recognized ratably over the contract term, which approximates the timing of services rendered. Revenues from security technology, training and similar services, including in revenue earned under time and material and fixed price level of effort contracts, is recognized as the services are rendered. Revenue from the collection and transmission of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency. Expenses on all services are recognized when the costs are incurred.

Revenue related to hardware sales that require no installation, as well as revenue related to sales of printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain the Company’s responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party and to its ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, the Company is required to install products on behalf of third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

Revenue from software sales and licenses is recognized in accordance with SOP No. 97-2, as amended and interpreted. The Company recognizes revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and the collection is probable and VSOE exists for the undelivered element.

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

When multiple-element arrangements otherwise within the scope of SOP No. 97-2 involve significant production, modification or customization of the software, or otherwise involve services that are considered to be essential to the functionality of the software, we apply contract accounting under SOP No. 97-2 and SOP No. 81-1. When VSOE of fair value exists for software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP No. 81-1. When VSOE fair value is not available for such services the entire arrangement is accounted for under SOP No. 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with SOP 81-1, include:

•	Certain contracts for the production of drivers’ licenses and other identification credentials that require delivery and installation of customized software, and;

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition solutions for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract. These contracts are accounted for as long-term contracts in accordance with SOP No. 97-2 and SOP No. 81-1 and revenue is recognized under percentage of completion method.

In addition, the Company uses contract accounting for government contracts within the scope of ARB No. 43 and SOP No. 81-1.

The Company measures the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized when performance of milestones is achieved. The Company recognizes revenue based on the total milestones billable to the customer less revenue related to any future maintenance service requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis using either total costs or the direct labor dollars, whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The Company records costs and estimated earnings in excess of billings under these contracts as current assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2007 and 2006, the Company’s cash equivalents consisted of money market accounts and overnight investments with banks.

Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair values. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the convertible debt is based on quoted prices. The cost and fair value amounts are as follows:

	Cost at December 31, 2007	Fair Value at December 31, 2007
Accounts Receivable	$90,210	$90,210
Accounts Payable and Accrued Expenses	81,549	81,549
Revolving Credit Facility	84,000	84,000
Convertible Debt	175,000	178,458

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash equivalents and accounts receivable. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments. The majority of the Company’s cash and cash equivalents are held at one financial institution.

Accounts receivable are principally due from government agencies and contractors to government agencies. No collateral is required. Accounts receivable are not sold or factored. Billings rendered in connection with work performed are in accordance with the terms of the contract and collateral is not required. Management periodically reviews accounts receivable for possible uncollectible amounts. In the event management determines a specific need for an allowance, a provision for doubtful accounts is provided.

For the year ended December 31, 2007, two Federal government agencies accounted for 26.0% of consolidated revenues and the accounts receivable balance from two Federal government agencies was approximately $24.3 million. For the year ended December 31, 2006, three Federal government agencies accounted for 31.0% of consolidated revenues and the accounts receivable balance from these customers was approximately $23.8 million. For the year ended December 31, 2005, the U.S. Department of State accounted for 27.5% of consolidated revenues and the accounts receivable balance from this customer was approximately $4.4 million.

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

System assets acquired and developed in connection with drivers’ license contracts are depreciated over the lesser of the useful life or the initial contract term using the straight-line method beginning when the system goes into service. The straight line method approximates the ratio that current gross revenues for the contract bear to the total of current and anticipated future gross revenues for that contract.

Intangible Assets

Intangible assets primarily consist of completed technology, trade names, customer contracts and relationships and other assets primarily arising from the acquisition of businesses or business assets. These intangible assets are primarily amortized using the straight-line method over their estimated useful lives of 3 to 20 years, a basis consistent with the timing of expected cash flows.

Goodwill

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market comparable companies and market transactions, among other factors. Based upon these tests, L-1 determined the fair value of the reporting units exceeded their carrying amounts resulting in no goodwill impairment at October 31, 2007, the date of the annual goodwill impairment test.

Long Lived Assets

The Company evaluates long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. L-1 records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to estimated fair value. During 2007 and 2006, the Company determined that there had been impairments of certain long lived assets. See Note 15.

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended December 31, 2007, 2006 and 2005, the Company received funding under time and materials contracts to perform services for conceptual formulation, design or testing of possible product or process alternatives, which it recorded as an operating expense offset under the requirements of SFAS No. 68, Research and Development Arrangements. The Company received funding of $0.7 million, $0.4 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. The government generally obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its own research and development efforts.

In addition, the Company has research and development contracts which are accounted pursuant to SOP 81-1 and ARB 45. The Company recognized revenue of $5.9 million, $0.5 million and $1.0 million related to these contracts during the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Amortization of deferred financing costs was $1.3 million and $0.1 million during the years ended December 31, 2007 and 2006, respectively.

Software Costs

The Company reviews software development costs incurred in accordance with the provisions of SFAS No. 86, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. During the years ended December 31, 2007, 2006 and 2005, the Company capitalized $3.5 million, $0.9 million and $0.2 million, respectively, in software development costs, which is being amortized over three to five years. L-1 recorded amortization expense of $0.4 million, $0.1 million and $0.1 million related to these assets during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance is reduced when the Company, based taxable income in the appropriate jurisdiction, determines that it is more likely than not that the deferred tax benefits will be realized. The valuation allowance will be recorded either as a benefit in the income statement or as a reduction of goodwill if the reduction is related to pre-acquisition net operating loss carryforwards.

During the fourth quarter of 2007, management of the Company determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the deferred tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expects to realize. Approximately $21.8 million of the benefit has been recognized in the results of operations and $35.4 million has been recorded as a reduction of goodwill.

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

Foreign Currency Translation and Transactions

Assets and liabilities of L-1’s operations in Germany and Canada are denominated in Euros and Canadian dollars, respectively, and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income or loss as a separate component in shareholders’ equity.

From time to time, the Company utilizes foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the derivatives are recorded in operations. For the year ended December 31, 2007, the Company did not utilize any foreign currency forward contracts. For the prior years ended, December 31, 2006 and 2005, other (expense) income, net, included approximately a loss of $0.1 million, and a gain of $0.4 million, respectively, and was the result of realized and unrealized gains and losses related to foreign currency fluctuations on purchases made in those years. None of the contracts were terminated prior to settlement.

Stock-Based Compensation

On January 1, 2006, L-1 adopted SFAS No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method, pursuant to which the Company recognized compensation expense for restricted stock awards and directors’ fees paid in common stock but did not recognize compensation cost for employee stock options whose exercise price was equal to the fair value of the Company’s common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. The Company chose the modified prospective transition methodology and, accordingly, did not restate the results of operations of prior years. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The estimated fair value of non-vested stock awards was determined on the date of the grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The modified prospective method of transition requires compensation expense related to share based payments to be recognized beginning on the adoption date over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The expected volatility rate is based on the historical volatility of the Company’s common stock. During 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects that volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense for 2007 and 2006 was $11.0 million and $7.8 million, respectively, and includes $0.6 million in each year, related to restricted stock compensation expense and $0.6 million and $0.2 million for 2007 and 2006, respectively for incentive compensation to be settled in common stock and fully vested stock options. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the consolidated statement of operations for 2007 and 2006 and did not capitalize any such costs. The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenues	$803	$553
Research and development	1,167	766
Sales and marketing	1,806	752
General and administrative	7,254	2,484
Merger related expenses	—	3,225
Stock-based compensation expense	$11,030	$7,780

The Company had previously adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based awards. A reconciliation of net loss as reported to pro forma net loss and a presentation of per share amounts follows (in thousands, except per share data):

Year Ended December 31, 2005
Net loss, as reported	$(7,353)
Add: stock based employee compensation expense included in reported net loss	34
Deduct: stock-based compensation expense determined using fair value based method for all awards	(2,538)
Net loss, pro forma	$(9,857)
Net loss per share:
Basic and diluted, as reported	$(0.37)
Basic and diluted, pro forma	$(0.50)

Advertising Costs

Advertising costs are charged to expense as incurred and consist of the costs of producing advertising and sales-related collateral materials. Advertising expense for the years ended December 31, 2007, 2006 and 2005 were $1.4 million, $0.4 million and $0.1 million, respectively.

Recent Accounting Pronouncements

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

The FASB has proposed a FASB Staff Position (‘‘FSP’’) that would significantly impact the accounting for the Company’s Convertible Notes. The proposed FSP, if adopted in its current form, would require cash settled convertible debt to be separated into debt and equity components at issuance. The value assigned to the Convertible Notes would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the Convertible Notes cash proceeds and its assigned value would be recorded as a debt discount and amortized to interest expense over the life of the Convertible Notes. Although the proposed FSP would have no impact on the actual past or future cash flows from the Convertible Notes, it would result in recording a significant amount of non-cash interest expense as the debt discount is amortized. The FSP, if adopted, would require retrospective application.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-on Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. Among other things, SFAS No. 160 requires noncontrolling interest to be included as a component of shareholders’ equity. The Company does not currently have any material noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in process research and development be capitalized as an intangible asset. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

3.    RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (‘‘Aston’’), an affiliate of L-1 Investment Partners LLC and Lau Technologies (‘‘Lau’’), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company beneficially own approximately 10.1%, and 2.8%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. During the years ended December 31, 2007, 2006 and 2005, $0.2 million each year was paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

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

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company, which is estimated at $0.7 million annually. For the years ended December 31, 2007 and 2006, the Company incurred costs of $0.7 million and $0.1 million, respectively.

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

Bear Stearns is party to the revolving credit agreement under which it was paid $1.2 million and $0.3 million in interest for the years ended December 31, 2007 and 2006, respectively. Bear Stearns share of borrowings outstanding at December 31, 2007 approximated $19.6 million. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company, entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in 5 years. Also, Bear Stearns makes a market for the Convertible Notes.

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

As a condition to the closing of the Identix merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibits L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Mr. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve month period following the expiration of the term of Mr. LaPenta’s employment agreement.

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

The directors of L-1 and the retired directors of Identix and Viisage received the following compensation in connection with the merger with Identix (See Note 13):

•	Each independent Identix board member received a one-time cash payment of $25,000 at the closing of the merger;

•	The three independent Identix directors who were members of the special sub-committee related to the merger each received a one-time cash payment of $25,000 in lieu of board fees and 9,000 shares of L-1 restricted stock at the closing of the merger;

•	Identix independent board members who did not continue as directors of L-1 retired from the Identix board at the closing of the proposed merger and received (i) two years to exercise vested options, and (ii) one-time cash payment of $100,000 at the closing of the merger. These directors also entered into one-year consulting agreements with L-1, pursuant to which they will each receive a fee of $30,000;

•	Viisage’s independent board members who did not continue as directors of L-1 retired from the Viisage board at the closing of the proposed merger and received (i) two years to exercise vested options, and (ii) one-time cash payment of $100,000 at the closing of the merger;

•	The continuing independent Viisage directors were granted an aggregate number of 80,000 fully vested stock options at the closing of the merger.

In December 2006, L-1 granted 25,000 stock options to each of four new directors at an exercise price that was equal to market value at the date of grant. Subsequently the stock options vesting terms were modified, at which time pursuant to SFAS No. 123(R) a new measurement date was established; at such date the market price was below the exercise price. These grants vest over 4 years.

4.    Additional Financial Information

Property and equipment

Property and equipment comprises the following as of December 31, 2007 and 2006 (in thousands):

	December 31,		Weighted Average Useful Life
	2007	2006
System assets	$52,101	$48,437	3-5 years
Computer and office equipment	9,213	4,377	3-5 years
Machinery and equipment	2,467	678	2 years
Leasehold improvements	1,693	423	5 years
Other- including tooling and demo equipment	3,991	4,589	2-5 years
	69,465	58,504
Less, accumulated depreciation	46,014	38,576
	$23,451	$19,928

Depreciation expense on property and equipment for the years ended December 31, 2007, 2006 and 2005 was $9.1 million, $8.5 million and $6.3 million, respectively.

Inventory

Inventory comprises the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Purchased parts and materials	$12,772	$8,482
Work in progress	386	209
Finished goods	8,376	2,276
	$21,534	$10,967

Approximately $3.5 million and $3.2 million of inventory at December 31, 2007 and 2006, respectively, was held at customer sites.

Goodwill

Goodwill comprises the following for the years ended December 31, 2007 and 2006 (in thousands):

	Identity Solutions	Services	Total
Balance, January 1, 2006	$93,853	$58,371	$152,224
Identix merger	659,550	—	659,550
Iridian acquisition	28,126	—	28,126
SecuriMetrics acquisition	29,294	—	29,294
SpecTal acquisition	—	78,994	78,994
Other	2,612	643	3,255
Balance, December 31, 2006	813,435	138,008	951,443
ComnetiX acquisition	—	15,046	15,046
ACI acquisition	—	49,761	49,761
McClendon acquisition	—	54,723	54,723
Additions (reductions) of deferred tax asset valuation allowance	(35,951)	560	(35,391)
Other, net	7,111	11,577	18,688
Balance, December 31, 2007	$784,595	$269,675	$1,054,270

During the year ended December 31, 2007, the Company recorded an adjustment to increase goodwill by $8.5 million, with a corresponding increase to additional paid-in-capital, as a result of valuing vested stock options assumed on the date the merger agreement with Identix was announced, rather than the date on which the merger was consummated.

Approximately $183.6 million of goodwill is deductible for income tax purposes. In connection with the reduction of a portion of the deferred tax asset valuation allowance, the Company recorded a tax benefit of $35.4 million as a reduction of goodwill.

Intangible assets

Intangible assets comprise the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquisition related intangibles:
Completed technology	$121,207	$(27,210)	$124,452	$(7,462)
Core technology	5,600	(2,015)	5,500	(785)
Trade names and trademarks	28,514	(2,456)	25,600	(557)
Customer contracts and relationships	65,583	(15,808)	31,692	(9,785)
	220,904	(47,489)	187,244	(18,589)
Non-acquisition intangibles	14,166	(3,344)	2,103	(660)
	$235,070	$(50,833)	$189,347	$(19,249)

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005, was $30.1 million, $14.3 million and $6.1 million, respectively. Amortization of acquisition related intangible assets for the subsequent five years and thereafter is as follows: $27.9 million, $25.5 million, $23.5 million, $22.4 million, $21.3 million and thereafter is $52.8 million, respectively. In 2007, the Company recorded an impairment of $5.0 million for intangible assets related to certain acquired product lines. In 2006, following the merger with Identix, the Company evaluated its long-lived assets in light of the strategy and plans of the combined company. In that connection, the Company recorded intangible asset impairments of $10.5 million. In 2007, certain intangibles with an aggregate cost of approximately $7.9 million (primarily software) were reclassified from fixed assets to intangible assets.

Accounts payable and accrued expenses

Accounts payable and accrued expenses comprise the following as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Accounts payable	$38,396	$15,403
Accrued compensation	13,380	11,338
Accrued vacation	6,798	3,704
Accrued subcontractor costs	3,091	6,143
Accrued professional services	5,905	5,804
Accrued retirement contributions	3,887	3,354
Other	10,092	9,061
	$81,549	$54,807

Warranty reserves

The activity in the warranty reserves for the years ended December 31, 2007 and 2006 comprises the following (in thousands):

Balance, January 1, 2006	$34
Warranty reserves assumed through acquisitions	1,445
Provisions	787
Charges	(606)
Balance, December 31, 2006	1,660
Provisions	619
Charges	(1,634)
Balance, December 31, 2007	$645

Warranty reserves were not material prior to 2006.

Accounts receivable reserves

The activity in the accounts receivable reserves for the years ended December 31, 2007 and 2006 comprises the following (in thousands):

Balance, January 1, 2006	$1
Additions	682
Write-offs	—
Balance, December 31, 2006	683
Additions	571
Write-offs	(40)
Balance, December 31, 2007	$1,214

Accounts receivable reserves were not material prior to 2006.

Products and Services Revenues

The following provides details of the products and services revenues for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Secure credentials	$31,323	$31,920
Biometric devices	100,691	36,769
Consumables and components	25,846	19,310
Software	19,036	6,600
Maintenance	24,580	9,304
Other solutions	10,057	13,515
Enrollment services	61,001	33,867
Government services	116,973	13,101
Total revenues	$389,507	$164,386

During 2005, substantially all revenues were solutions revenues, of which $29.2 million represented secure credentials revenues, $18.6 million represented consumables and components and the remainder represented hardware, software, and maintenance and other solutions revenue. In addition, enrollment services revenues were $0.6 million.

5.    LONG-TERM DEBT

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or common stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. Pursuant to the provisions of SFAS No. 133, EITF 90-19 and EITF 01-06, the embedded conversion feature has not been deemed a derivative since the conversion feature is indexed to Company’s stock and would be classified as equity.

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

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At December 31, 2007, the variable interest rates ranged from 6.4% to 6.7%, The Company had approximately $57.3 million available under the revolving credit facility. The amount available under the revolving credit facility is reduced by outstanding letters of credit of $8.7 million.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company also has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, it must pay a commitment fee of 0.375% per annum on such unutilized amounts. At December 31, 2007, debt outstanding under the Agreement was $84.0 million.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At December 31, 2007 the ratio was 7.69:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:1.00 at December 31, 2007, March 31, 2008 and September 30, 2008, (ii) 4.25: 1.00 at September 30, 2008, and (iii) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At December 31, 2007 the ratio was 1.33:1.00.

Under the terms of the Agreement, L-1 Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and the Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits the Company’s ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At December 31, 2007, the Company was in compliance with these covenants.

6.    PRE-PAID FORWARD CONTRACT

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. As required by SFAS No. 150, the fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of shareholders’ equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.

7.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under non-cancelable operating leases. Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $5.5 million, $2.2 million and $0.8 million, respectively.

In addition, the Company had capital lease obligations of $0.2 million at December 31, 2007.

At December 31, 2007, approximate future minimum rentals under the operating leases, are as follows (in thousands):

Operating Leases
Year Ending December 31,
2008	$5,101
2009	3,881
2010	3,284
2011	2,623
2012	2,586
Thereafter	4,141
$21,616

Foreign Currency Contracts

As of December 31, 2007, the Company did not utilize any foreign currency forward contracts.

Employment Agreements

The Company has employment agreements with certain individuals that provide for up to two years of severance payments as a result of early termination without cause. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

8.    LITIGATION

In January 2004, LG Electronics USA, Inc. and LG Electronics, Inc. (a Korean corporation) (‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ’’per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases have since been consolidated into one action pending in New Jersey federal court, and are being litigated pursuant to a series of amended complaints filed by LG. Iridian vigorously denies all of LG’s claims and is counterclaiming for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG has replied to Iridian’s counterclaims and has asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. Late in 2006, the court allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and on July 5, 2007, the court allowed LG to amend its complaint again to assert claims against L-1 and SecuriMetrics as defendants. Iridian has requested to assert additional counterclaims against LG and such request remains pending while the Court conducts mediation with all parties in an effort to reach settlement terms. Iridian believes that it has strong defenses to all of LG’s claims and a strong basis to pursue all of Iridian’s counterclaims, and intends to vigorously defend against LG’s claims and pursue its own counterclaims if a settlement is not reached. At this time, it is not possible to predict with certainty the outcome of this litigation or the terms or probability of any settlement. A material adverse ruling against Iridian respecting either the underlying contract claims or enforceability of Iridian’s intellectual property rights could materially adversely impact the value of the Company’s investment in Iridian and its iris recognition technology. Pre-trial proceedings in the consolidated action are ongoing and no trial date has yet been set.

In March and April 2005, eight putative class action lawsuits were filed in the United States District Court for the District of Massachusetts against L-1, Mr. Bernard C. Bailey, Mr. William K. Aulet (the Company’s former Chief Financial Officer) and Mr. Denis K. Berube and other members of the Board of Directors of Viisage Technology, Inc. (‘‘Viisage’’). These lawsuits have been consolidated into one action under one case name: In re: Viisage Technology Securities Litigation, Civil Action No. 05-10438-MLW (the ‘‘Securities Litigation’’). The so-called Turnberry Group has been designated as lead plaintiff and its counsel has been designated as lead counsel. The amended consolidated complaint that was filed in February 2006 alleges violations of the federal securities laws by Viisage (now named L-1 Identity Solutions, Inc.) and certain officers and directors arising out of purported misstatements and omissions in Viisage’s SEC filings related to certain litigation involving the Georgia drivers’ license contract and related to the Viisage’s reported material weaknesses in internal controls over financial reporting, which allegedly artificially inflated the price of the Company’s stock during the period May 12, 2004 through March 2, 2005. In April 2006, the Company filed a motion to dismiss this case. In February 2007, the judge dismissed all claims related to the Georgia drivers’ license contract and permitted the case to proceed on claims associated with purported internal control weaknesses over financial reporting. On July 19, 2007, the Company and counsel for the lead plaintiff executed a Stipulation of Settlement settling the Securities Litigation. Under the terms of the Stipulation of Settlement, the defendants were to make a payment to the plaintiff class in the amount of $2.3 million. That payment was funded by the Company’s directors and officer’s insurance carrier.  After notice to the class and a hearing, the Court issued an order approving the settlement on November 16, 2007. No appeal from that order was filed, and it has become final.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to  Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal from this order on September 24, 2007.  The Company anticipates that briefing and argument before the First Circuit Court of Appeals will be complete before the end of the 2008. The Company believes that derivative actions are without merit and that the District Court’s decision will be affirmed.

In the normal course of business, the Company is subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions, including those described above. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, litigation is inherently unpredictable and it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

9.    RETIREMENT BENEFITS

The Company established the L-1 401(k) plan on January 1, 2003. Participants are fully vested in their contributions and vest 25% per year in L-1’s contributions. The Company also has assumed four other plans from it acquisitions in 2006 and 2007 which have not been merged into the L-1 401(k) plan as of December 31, 2007. Company contributions on two of the assumed plans vests 20% annually over a five year period. On the two other plans, the Company’s contributions vest immediately. The plans permits pretax contributions by participants of up to the annual Internal Revenue Service dollar limit. The Company may make discretionary contributions to the plans, subject to certain limitations. The costs for these plans were approximately $5.4, $1.0 million and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

10.    INCOME TAXES

	For the years ended December 31,
	2007	2006	2005
Pretax income (loss) comprises the following (in thousands):
United States	$(6,948)	$(20,708)	$(3,016)
Foreign	613	(7,525)	(2,955)
	$(6,335)	$(28,233)	$(5,971)

The (benefit) provision for income taxes comprises the following (in thousands):

	For the years ended December 31,
	2007	2006	2005
Current
Federal	$2,877	$—	$—
State	654	354	274
	3,531	354	274
Deferred
Federal	(4,653)	(6,276)	(1,712)
State	(1,288)	(1,500)	(732)
Foreign	258	(1,909)	—
	(5,683)	(9,685)	(2,444)
Change in valuation allowance	(21,849)	12,135	3,552
(Benefit) provision for income taxes	$(24,001)	$2,804	$1,382

The income tax provision for the years ended December 31, 2006 and 2005 includes approximately $2.4 million and $1.1 million, respectively, which represent the increase in the valuation allowance in excess of the corresponding increase of the related deferred tax assets. Pursuant to SFAS No. 109, such provision was recorded as a result of the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; accordingly, the related deferred tax liability could not be used to offset the deferred tax assets in determining the valuation allowance.

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended subsequent to December 31, 2003. However, the Company’s loss carryforwards are subject to adjustment by state and federal tax authorities in years the loss carryforwards are used to reduce taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The consolidated financial statements do not include any provision for interest or penalties. In the event interest and penalties are incurred, the Company may make an election to account for interest expense and penalties related for income tax issues as income tax expense.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Federal benefit statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(6.6)	(2.7)	(4.6)
Permanent and other items	6.5	3.6	2.3
Valuation allowance	(344.7)	43.0	59.4
Effective tax rate	(378.8)%	9.9%	23.1%

The components of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$122,106	$115,230
Property and equipment depreciation	(1,599)	(2,490)
Intangible assets	(44,860)	(47,817)
Accruals and other reserves	8,153	9,440
Stock-based compensation expense	5,632	1,835
Tax deductible goodwill amortization	(8,945)	(4,394)
Tax credits	3,365	3,876
Net deferred tax asset before valuation allowance	83,852	75,680
Valuation allowance	(33,306)	(80,074)
Net deferred tax asset (liability)	$50,546	$(4,394)
Deferred tax asset (liability):
Current	$13,253	$—
Long-term	37,293	($4,394)
	$50,546	($4,394)

At December 31, 2007, the Company has available net operating loss carryforwards for federal tax purposes of approximately $317.8 million which may be used to reduce future taxable income and includes $16.2 million of tax deductions related to stock option exercises the tax benefit of which have not been recognized. Substantially all of these carryforwards are subject to limitations pursuant to the change in control provisions of Section 382 of the Internal Revenue Code. The Company has made an analysis of these limitations and recorded deferred tax assets only to the extent these net operating loss carryforwards can be realized during the carryforward period. These carryforwards expire from 2008 through 2027.

In 2007, the Company recognized tax benefits for stock options exercised during 2007. The benefit recognized net of the related stock compensation expense was $2.4 million, of which $2.2 million was recorded as a reduction of goodwill and $0.2 million as an increase in shareholders’ equity. The utilization of tax benefits related to stock option exercises is determined based on ordering required by the tax relevant regulations.

11.    STOCK OPTIONS

Stock Option Plans

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

In connection with the ZN Vision Technologies AG (‘‘ZN’’) acquisition on January 23, 2004, the Company assumed ZN’s Employee Share Option Plan. The options under this plan were fully vested prior to the consummation of the acquisition. As part of the Imaging Automation, Inc. (‘‘iA’’) acquisition on October 5, 2004, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction.

In connection with the merger with Identix in 2006, the Company assumed all of the then outstanding options granted under the Identix Incorporated 2002 Equity Incentive Plan (the ‘‘2002 Plan’’), the Identix Incorporated New Employee Stock Incentive Plan, the Identix Incorporated Non-Employee Directors Stock Option Plan, the Identix Incorporated Equity Incentive Plan, the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan based on the exchange ratio of 0.473. The 2002 Plan will expire in 2012 and provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to L-1 eligible employees, and non-employee directors and consultants. Options generally vest on an annual basis over a period of four years. Options granted under the Identix Incorporated New Employee Stock Incentive Plan, which will expire in 2010, generally vest on an annual basis over a period of four years. Options granted under the Identix Non-Employee Directors Stock Award Plan vest over one year. Options granted under the Identix Equity Incentive Plan generally vest over a four year period.

Details of the stock options available for grant and outstanding by stock option plan are set forth below:

	Available for grant	Stock options outstanding
Stock Plan
2005 L-1 Identity Solutions Long-Term Incentive Plan	1,802,390	2,125,482
2002 Identix Incorporated Equity Incentive Plan	37,833	2,503,023
ZN Employee Stock Option Plan	—	315,679
2005 Identix Incorporated Non- Employees Director Plan	—	15,152
2003 Imaging Automation Plan	—	747
1996 Viisage Directors Plan	—	146,990
1996 Viisage Management Plan	—	607,123
2000 Identix Incorporated New Employee Plan	—	512,984
Visionics Corporation 1990 Stock Incentive Plan	—	8,843
Identix Incorporated New Employee Plan	—	702,996
Visionics Corporation 1998 Stock Incentive Plan	—	223,724
2005 Identix Director Stock Plan	—	219,945
Visionics New Jersey Stock Incentive Plan	—	145,418
	1,840,223	7,528,106

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2007 through December 31, 2007:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,370,051	$12.96
Granted	2,359,981	18.40
Exercised	(962,857)	10.49
Canceled/expired/forfeited	(239,069)	25.76
Outstanding at December 31, 2007	7,528,106	$15.02	7.27	$27,767,160
Vested or expected to vest at December 31, 2007(1)	5,691,248	$11.35	7.27	$20,991,973
Exercisable at December 31, 2007	3,718,991	$12.76	5.45	$22,521,638

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/31/07	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/07	Weighted Average Exercise Price
$ 0.03 – $ 9.80	786,748	4.85	$3.61	771,111	$3.52
10.00 – 11.85	770,899	5.76	10.93	692,861	10.89
12.00 – 13.94	791,042	5.94	12.85	726,292	12.77
14.27 – 14.27	55,655	4.90	14.27	55,655	14.27
14.55 – 14.55	1,170,000	8.66	14.55	292,500	14.55
14.60 – 16.43	1,031,040	7.73	15.92	539,691	15.67
16.55 – 18.00	930,387	8.33	17.40	222,246	17.20
18.04 – 19.31	1,063,200	9.16	19.10	49,000	18.86
19.50 – 29.60	798,601	6.95	21.06	239,101	23.35
29.73 – 59.38	130,534	2.66	31.27	130,534	31.27
Totals	7,528,106	7.27	$15.02	3,718,991	$12.76

The aggregate unearned compensation cost of unvested options outstanding as of December 31, 2007 was $30.9 million and will be amortized over a weighted average period of 3.0 years.

The total intrinsic value of options exercised in the years ended December 31, 2007, 2006, and 2005 was $7.9 million, $3.7 million, and $1.4 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

Cash received from stock option exercises and purchases of shares under the employee purchase plan was $12.0 million, $7.2 million and $0.9 million in the years ended December 31, 2007, 2006, and 2005, respectively.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected annual dividends(1)	—%	—%	—%
Risk free interest rate(2)	4.2%	4.4%	4.3%
Expected volatility(3)	61%	94%	110%
Expected life (in years)(4)	6.3	6.3	6.3
Fair value of options	$11.34	$12.66	$12.07

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.
(2)	The risk free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The Company estimates the volatility of its common stock at the date of grant based on historical volatility.
(4)	The expected life of stock options granted under the plans is based on an average life of 6.3 years.

Restricted Shares

L-1 had 1,972 unvested restricted shares issued to employees outstanding at December 31, 2007 all of which were granted in 2005. These shares vest ratably over a four-year period and had an aggregate grant date fair value of approximately $0.1 million. In August 2006, in conjunction with the merger with Identix, 27,000 fully vested shares were granted to Identix’ board members that became L-1 board members, which resulted in recording compensation expense of approximately $0.4 million. The total unrecognized compensation cost related to unvested restricted shares was approximately $0.1 million at December 31, 2007.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 136,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower 85% of the closing price on the first or last day of periods defined by the plan. In 2006, the remaining 15,633 shares were issued and the plan was exhausted. In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which will make available 500,000 new shares for future issuance. No shares in 2006 were issued from this plan. In 2007, the Company issued 125,819 shares from the Employee Stock Purchase Plan.

12.    SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company follows SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. Effective with the acquisition of Integrated Biometric Technology (‘‘IBT’’) in December 2005, the Company’s business operates in two business segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment enables governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to US Government agencies.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005
Identity Solutions:
Revenues	$202,594	$117,418	$65,603
Gross Profit	74,112	41,544	18,558
Operating Income (Loss)	(477)	(29,210)	(6,558)
Depreciation and Amortization Expense	32,513	21,115	12,357
Services:
Revenues	186,913	46,968	621
Gross Profit	46,964	9,313	98
Operating Income (Loss)	5,554	927	15
Depreciation and Amortization Expense	6,724	2,245	76
Consolidated:
Revenues	389,507	164,386	66,224
Gross Profit	121,076	50,857	18,656
Operating Income (Loss)	5,077	(28,283)	(6,543)
Depreciation and Amortization Expense	39,237	23,360	12,433

Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on sales, payroll and capital assets. Prior to the merger with Identix, all corporate costs were allocated to the Identity Solutions segment. Included in the 2007 and 2006 Identity Solutions segment results are asset impairments and merger related expenses of $5.0 million and $22.7 million for the years ended December 31, 2007 and 2006, respectively.

Total assets by segment as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Segment:
Identity Solutions	$1,001,171	$1,038,225
Services	382,574	183,352
Corporate	61,900	5,648
Totals	$1,445,645	$1,227,225

Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.

Revenues by market for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
State and Local	$109,462	$69,532	$37,683
Federal	269,685	89,640	25,300
Commercial/Emerging Markets	10,360	5,214	3,241
	$389,507	$164,386	$66,224

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany and in Oakville, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	2007	2006	2005
Revenues:
United States	$360,551	$149,792	$60,267
Rest of World	28,956	14,594	5,957
	$389,507	$164,386	$66,224
Total Assets:
United States	$1,388,025	$1,211,386	$266,002
Rest of World	57,620	15,839	28,106
	$1,445,645	$1,227,225	$294,108

The Company did not have significant international sales to individual countries in any year presented.

13.    ACQUISITIONS

2008 Acquisition

On January 7, 2008, the Company entered into a definitive agreement with Bioscrypt Inc. (‘‘Bioscrypt’’), a leading provider of enterprise access control solutions headquartered in Ontario Canada, to acquire all outstanding Bioscrypt shares in a stock-for-stock transaction. Under the terms of the definitive agreement, the Company will purchase Bioscrypt shares for C$0.55 per share, representing a total purchase price of approximately C$44.0 million (U.S. $44.9) million at the exchange rate at December 31, 2007). Subject to certain conditions, the number of shares to be issued in payment of the purchase price for the Bioscrypt shares is based on the average closing price of the Company’s shares on the New York Stock Exchange for the 20 trading days ending five trading days prior to the closing date of the acquisition. The Company estimates that it will issue approximately 2.6 million shares in connection with the acquisition. In addition, the Company will assume outstanding Bioscrypt stock options that are not exercised prior to the effective date of the acquisition. This acquisition is expected to close during March 2008 and is subject to Bioscript shareholder approval.

The results of operations of all acquisitions described below have been included in the consolidated financial statements from their respective dates of acquisition.

2007 Acquisitions

McClendon

On July 13, 2007, the Company acquired McClendon LLC (‘‘McClendon’’). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock for a total consideration of $66.0 million, subject to an adjustment based on McClendon’s closing working capital, as defined. The number of shares issued was determined based on an average for a specified period prior to closing. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio. McClendon is included in the Services segment.

The aggregate purchase price of McClendon was approximately $68.7 million, including a working capital adjustment of $1.0 million and $1.7 million of direct acquisition costs. Substantially all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash acquired	$607
Other current assets	7,399
Other assets	421
Current liabilities	(4,045)
Note payable – long-term	(67)
Deferred tax liability	(8,222)
Intangible assets	17,900
Goodwill	54,723
$68,716

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

ACI

On July 27, 2007, the Company acquired Advanced Concepts, Inc. (‘‘ACI’’), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, subject to an adjustment based on ACI’s closing working capital, as defined. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2007 and 2008, the Company will make additional payments of a maximum amount of $6.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services segment.

The aggregate purchase price of ACI was approximately $73.3 million, including a working capital adjustment of $0.5 million and $1.3 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$2,259
Other current assets	9,488
Other assets	137
Current liabilities	(6,204)
Long-term liabilities	(165)
Intangible assets	18,000
Goodwill	49,761
$73,276

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

ComnetiX

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

The aggregate purchase price of ComnetiX was approximately $18.9 million, including $1.1 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Current assets	$4,536
Other assets	491
Current liabilities	(5,808)
Note payable – long-term	(50)
Intangible assets	4,724
Goodwill	15,046
$18,939

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

Unaudited Pro Forma Information:

The following gives pro forma effect to the 2007 acquisitions and 2006 acquisitions described below, as if they had occurred at the beginning of each period presented (in thousands except per share amounts):

	Years Ended December 31,
	2007	2006
Revenues	$446,181	$374,380
Net income (loss)	17,057	(79,169)
Basic net income (loss) per share	0.24	(1.05)
Dilutive net income (loss) per share	0.23	(1.05)

The pro forma data is presented for informational purposes only and is not necessarily be indicative of future results of operations or what the results of operations would have been had the 2007 and 2006 Acquisitions been consummated on the dates indicated. The pro forma net loss includes $0.9 million and $9.2 million in 2007 and 2006, respectively, representing direct acquisition costs, bonuses and severance paid by the sellers and the acquired companies in connection with the transactions.

2006 Acquisitions

SpecTal, LLC

On October 19, 2006, the Company acquired privately-held SpecTal, LLC (‘‘SpecTal’’), which provides comprehensive security and intelligence solutions, specializing in government consulting, training, and technology development. Under the terms of the definitive agreement with SpecTal, the Company paid SpecTal shareholders $102.7 million in cash, including $2.7 million of transaction costs, of which $5.0 million was placed in escrow. SpecTal shareholders may receive additional consideration of up to $9.1 million if specified performance thresholds are met through 2009. The acquisition of SpecTal was funded by bank debt.

The Company acquired SpecTal for its strong cash flows, the qualifications of its work force and its relationship with its customers, which are primarily comprised of U.S. Government agencies.

The aggregate purchase price of SpecTal was as follows (in thousands):

Cash paid	$100,000
Direct acquisition costs	2,680
Total purchase price	$102,680

The purchase price was allocated to the fair values of the assets and liabilities as follows (in thousands):

Current assets	$12,769
Other assets	181
Current liabilities	(7,464)
Intangible assets	18,200
Goodwill	78,994
$102,680

All of the goodwill is deductible for income tax purposes. During 2007, the Company paid an additional $1.4 million for a working capital adjustment and a earnout payment related to the year ended December 31, 2006 and were recorded as additional cost of the acquisition.

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

The purchase price of Identix was as follows (in thousands):

Shares issued	$771,986
Stock options and warrants assumed	35,103
Direct acquisition costs	7,650
Total purchase price	$814,739

The purchase price of Identix was allocated to the fair values of assets and liabilities as follows (in thousands):

Cash acquired	$29,946
Current assets	19,724
Property and equipment	4,253
Deposits	801
Liabilities assumed	(33,035)
Intangible assets	130,800
In-process research and development	2,700
Goodwill	659,550
$814,739

None of the goodwill is deductible for income tax purposes.

Iridian Technologies, Inc.

On August 16, 2006, the Company acquired 100% of the common stock of Iridian Technologies, Inc., (‘‘Iridian’’) for $35.4 million in cash, of which $2.0 million was placed in escrow. The acquisition price includes $0.9 million of direct acquisition costs. In January 2007, the Company made a claim against the sellers for $2.0 million, which was recovered from the funds placed in escrow at closing. The Company acquired Iridian because of its extensive intellectual property portfolio related to iris recognition technology and for the potential of accelerating the acceptance of iris technology in the marketplace under new ownership and management.

The purchase price of Iridian was as follows (in thousands):

Cash paid	$34,521
Direct acquisition costs	874
Total purchase price	$35,395

The purchase price of Iridian was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$857
Liabilities assumed	(4,588)
Intangible assets	11,000
Goodwill	28,126
$35,395

None of the goodwill is to be deductible for income tax purposes.

SecuriMetrics, Inc.

On February 17, 2006, the Company acquired 100% of the common stock of SecuriMetrics, Inc. (‘‘SecuriMetrics’’), the sole U.S. based manufacturer of iris recognition products, for $37.4 million in cash, including $2.0 million placed in escrow for 18 months. The acquisition price includes $0.8 million of direct acquisition costs. In addition, the Company was refunded $1.4 million of cash previously placed in escrow. $1.5 million of contingent consideration was paid to the sellers in 2006 as a result of SecuriMetrics meeting the performance thresholds. The payment was accounted for as additional cost of the acquisition.

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
$37,422

None of the goodwill is deductible for income tax purposes.

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

On December 16, 2005, the L-1 shareholders approved the transactions contemplated by the Investment Agreement, and in accordance with the terms of the Assignment Agreement, L-1 completed the purchase of 60% of the outstanding membership interests of IBT from Aston for $35.0 million in cash. Also on December 16, 2005, in accordance with the terms of the IBT Merger Agreement, all of the outstanding capital stock of IBT was exchanged for 2,000,000 shares of common stock of L-1, valued at approximately $27.4 million, and IBT was merged with and into a subsidiary of L-1, which resulted in IBT becoming a wholly-owned subsidiary of L-1. As a result of the two transactions, L-1 acquired 100% of the outstanding membership interests of IBT. In connection with this transaction, the Company incurred direct acquisition costs of approximately $0.3 million, and issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment for strategic advice, due diligence and other services relating to the acquisition, of which 280,000 vested immediately and 160,000 vest upon IBT meeting specified levels of operating performance. The vested warrants were valued at approximately $1.9 million, and have been included in the purchase price of IBT. The remaining warrants will be valued as they vest and will also be included in the purchase price of IBT.

The Company acquired IBT because IBT operates in a high growth business that complements and expands the Company’s customer base and capabilities. In addition, IBT is one of the few companies with a demonstrated national capability to install and operate systems to collect, process and distribute fingerprints for large scale government initiatives.

On December 13, 2005, L-1 acquired the AutoTest division of Openshaw Media Group, a provider of automated web-based applicant testing technologies for state departments of motor vehicles and other credential issuing agencies for $4.0 million in cash, including less than $0.1 million assumed liabilities.

The allocation of the purchase price for IBT and AutoTest was as follows (in thousands):

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

14.    Common Stock and Warrants

On December 16, 2005, in accordance with the terms of the Investment Agreement between L-1 and L-1 Investment dated October 5, 2005, L-1 (i) issued and sold to Aston 7,619,047 shares of L-1 common stock at $13.125 per share and (ii) issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1 common stock at an exercise price of $13.75 per share. The sale of the shares resulted in aggregate gross proceeds to L-1 of $100 million, and net cash to L-1 of $63.8 million after the $35.0 million payment to Aston for Aston’s ownership interest in IBT and transaction costs (See Note 13 for discussion of the acquisition of IBT). No underwriting commissions were paid in connection with the sale. The warrants are exercisable until December 16, 2008, subject to the following vesting provisions: warrants to purchase (i) 1,280,000 shares of L-1 common stock will vest on a pro rata basis when and if acquisitions involving the payment of aggregate consideration of $125 million are consummated; (ii) 213,333 shares of L-1 common stock will vest when and if L-1’s gross revenues for any four consecutive quarters are equal to or greater than $200 million; and (iii) 106,667 shares of L-1 common stock will vest when and if L-1’s gross revenues for any four consecutive quarters are equal to or greater than $300 million. The Company has accounted for the common stock and warrants in accordance with Topic D-98 and EITF 00-19, respectively. At December 31, 2007, 1,280,000 of the shares related to the acquisition warrants were all vested in accordance with their terms. The shares of common stock and warrants were sold to Aston in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The merger with Identix (See Note 13) did not constitute a change of control as defined in the warrants; accordingly the warrants were not exercised prior to completion of the Identix merger. The estimated value of the warrants issued to Aston was approximately $5.5 million, and has been reflected in additional paid-in capital.

On December 16, 2005, upon the completion of the acquisition of IBT as described in more detail in Note 13, L-1 issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment for strategic advice, due diligence and other services relating to the acquisition. Warrants to purchase 280,000 of the shares were fully vested upon closing the IBT acquisition and are exercisable until December 16, 2008. If during 2008, IBT generates earnings before interest, taxes, depreciation and amortization of $6 million or more, the remaining warrants to purchase 160,000 shares of L-1 common stock will vest. These warrants have a term of three years from the date of such vesting, if any. The estimated value of the vested warrants was approximately $1.9 million and has been reflected as a direct cost of the acquisition and included in additional paid-in capital. The remaining warrants will be valued as they vest and will be included in the purchase price of IBT.

At December 31, 2005, the Company had outstanding warrants which can be converted into 12,000 shares of common stock, at an exercise price of $26.975 per share. These warrants expired on November 6, 2006 without being exercised. An additional 312,987 warrants expired in 2005 without being exercised.

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of December 31, 2007, the warrant had not vested. The warrant expires in 2014.

In connection with Identix’ merger with Visionics in 2002, the Company also assumed warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger, which were converted into warrants to purchase shares of Identix common stock. At December 31, 2007, the remaining warrants to purchase 38,789 shares of common stock of the Company expire upon its fulfilling its registration obligations, and have exercise prices between $20.78 and $26.53.

15.    ASSET IMPAIRMENTS AND MERGER RELATED EXPENSES

In 2007, pursuant to SFAS No. 144, the Company recorded an intangible asset impairment of $5.0 million relating to certain acquired product lines.

Asset impairments and merger related expenses for the year ended December 31, 2006 comprise the following (in thousands):

	Total Charges	Cash Payments
In-process research and development	$2,700	$—
Asset impairments	14,641	—
Separation costs	3,167	1,852
Change in control costs	1,403	349
Other stock-based compensation related to Identix merger	856	—
Total	$22,767	$2,201

Following the merger with Identix, the Company evaluated its long-lived assets in light of the strategy and plans of the combined company. In that connection, the Company recorded asset impairments which consisted of intangible assets of $10.5 million, system assets of $3.0 million related to a terminated contract with the State of Georgia and other charges of $1.1 million. Separation costs include cash charges for severance payments of $1.9 million and stock-based compensation charges of $1.3 million to certain of the Company’s former executives. Change in control costs represent stock-based compensation resulting from the acceleration of the vesting of stock options and restricted stock that were due to contractual obligations embedded in the option arrangements of certain executives of the Company of $1.1 million and cash payments of $0.3 million made to retiring members of the Company’s board of directors.