Form 10-Q
period 2008-03-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2008-05-08
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008.

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

Large Accelerated Filer                    Accelerated Filer                    Non-Accelerated Filer

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes       No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common stock, $.001 par value	77,585,556

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART 1 — FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$8,515	$8,203
Accounts receivable, net	86,815	90,210
Inventory	28,935	21,534
Deferred tax asset	13,253	13,253
Other current assets	6,801	3,890
Total current assets	144,319	137,090
Property and equipment, net	24,553	23,451
Goodwill	1,084,871	1,054,270
Intangible assets, net	191,139	184,237
Deferred tax asset	38,756	37,293
Other assets, net	10,508	9,304
Total assets	$1,494,146	$1,445,645
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$81,408	$81,549
Current portion of deferred revenue	15,264	12,279
Other current liabilities	2,286	2,393
Total current liabilities	98,958	96,221
Deferred revenue, net of current portion	6,510	4,671
Long-term debt	269,000	259,000
Other long-term liabilities	1,580	1,036
Total liabilities	376,048	360,928
Shareholders’ Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 77,400,985 and 75,146,940 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	78	76
Additional paid-in capital	1,257,972	1,217,840
Prepaid forward contract	(69,808)	(69,808)
Treasury stock	(6,161)	—
Accumulated deficit	(71,683)	(69,798)
Accumulated other comprehensive income	7,700	6,407
Total shareholders’ equity	1,118,098	1,084,717
Total liabilities and shareholders’ equity	$1,494,146	$1,445,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Revenues	$115,996	$70,007
Cost of revenues:
Cost of revenues	78,741	46,177
Amortization of acquired intangible assets	5,901	6,474
Total cost of revenues	84,642	52,651
Gross profit	31,354	17,356
Operating expenses:
Sales and marketing	7,485	5,461
Research and development	5,333	4,661
General and administrative	16,789	12,817
Amortization of acquired intangible assets	826	431
Total operating expenses	30,433	23,370
Operating income (loss)	921	(6,014)
Interest income	71	67
Interest expense	(3,332)	(1,771)
Other expense, net	(1,008)	(25)
Loss before income taxes	(3,348)	(7,743)
Benefit (Provision) for income taxes	1,463	(1,088)
Net loss	$(1,885)	$(8,831)
Basic and diluted net loss per share	$(0.03)	$(0.12)
Weighted average basic and dilutive common shares outstanding	72,171	72,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Pre-paid Forward Contract To Purchase Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$73	$1,153,791	$(87,464)	$—	$—	$685	$1,067,085
Exercise of employee stock options	1	10,037	—	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	8,520	—	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	32,998	—	—	—	—	33,000
Common stock issued for directors’ fees	—	545	—	—	—	—	545
Common stock issued under employee stock purchase plan	—	2,315	—	—	—	—	2,315
Tax benefit of stock options exercised	—	130	—	—	—	—	130
Retirement plan contributions paid in common stock	—	261	—	—	—	—	261
Pre-paid forward contract	—	—	—	(69,808)	—	—	(69,808)
Stock-based compensation expense	—	9,243	—	—	—	—	9,243
Foreign currency translation gain	—	—	—	—	—	5,722	5,722
Net income	—	—	17,666	—	—	—	17,666
Balance, December 31, 2007	76	1,217,840	(69,798)	(69,808)	—	6,407	1,084,717
Exercise of employee stock options	—	216	—	—	—	—	216
Common stock and stock options issued for acquisition of Bioscrypt	2	35,748	—	—	—	—	35,750
Common stock issued for directors’ fees	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	—	794	—	—	—	—	794
Stock options issued for officers’ bonus	—	125	—	—	—	—	125
Repurchase of common stock	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	2,667	—	—	—	—	2,667
Foreign currency translation gain	—	—	—	—	—	1,293	1,293
Net loss	—	—	(1,885)	—	—	—	(1,885)
Balance, March 31, 2008	$78	$1,257,972	$(71,683)	$(69,808)	$(6,161)	$7,700	$1,118,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net loss	$(1,885)	$(8,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,672	9,060
Stock-based compensation expense	2,894	2,579
Gain from disposal of equipment	(15)	—
(Benefit) provision for non-cash income taxes	(1,463)	1,041
Retirement plan contributions paid in common stock	167	148
Amortization of deferred financing costs	447	134
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,923	10,244
Inventory	(5,533)	(1,800)
Other assets	(1,380)	(172)
Accounts payable, accrued expenses and other liabilities	(9,542)	(10,174)
Deferred revenue	2,753	(836)
Net cash provided by operating activities	2,038	1,393
Cash Flows from Investing Activities:
Increase in restricted cash	(28)	—
Acquisitions, net of cash acquired	(1,072)	(20,441)
Capital expenditures	(3,030)	(1,817)
Additions to intangible assets	(2,138)	—
Other assets	—	(65)
Net cash used in investing activities	(6,268)	(22,323)
Cash Flows from Financing Activities:
Net borrowings under revolving credit agreement	10,097	18,000
Financing costs	(2)	(106)
Principal payments of other debt	(139)	(59)
Repurchase of common stock	(6,161)	—
Proceeds from issuance of common stock	878	2,105
Net cash provided by financing activities	4,673	19,940
Effect of exchange rate changes on cash and cash equivalents	(131)	74
Net increase (decrease) in cash and cash equivalents	312	(916)
Cash and cash equivalents, beginning of period	8,203	4,993
Cash and cash equivalents, end of period	$8,515	$4,077
Supplemental Cash Flow Information:
Cash paid for interest	$1,251	$1,511
Cash paid for income taxes	$334	$790
Non-Cash Transactions:
Common stock issued and options assumed in connection with Bioscrypt acquisition	$35,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (‘‘L-1’’ or the ‘‘Company’’) provide identity solutions and services that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics capture and access devices, automated document authentication, automated biometric identification systems, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management, military, antiterrorism and national security. L-1 also provides comprehensive consulting, training, security, technology development, and information technology solutions to the U.S. intelligence community.

The Company’s identity solutions combine products and related services, consisting of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Company also provides fingerprinting enrollment services and government consulting, training, security, technology development and information technology services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The Company operates in two reportable segments: the Identity Solutions segment and the Services segment. The Identity Solutions segment provides biometric and identity solutions to federal, state and local government agencies, foreign governments and commercial entities. The Services segment provides fingerprinting enrollment services to federal and state governments and commercial enterprises, as well as comprehensive consulting, training, security, technology development and information technology services to the U.S. intelligence community.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in accordance with Section 251(g) of the Delaware General Corporation Law (the ‘‘DGCL’’) in order to facilitate its convertible senior notes (the ‘‘Convertible Notes’’ or ‘‘Notes’’) offering and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (‘‘L-1 Operating Company’’, previously known as L-1 Identity Solutions, Inc.). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The Company has no operations other than those carried through its investment in L-1 Operating Company, other than the financing operations related to the issuance of the Convertible Notes, and its assets consist of its investment in L-1 Operating Company of $1,290.5 million and deferred financing costs of $5.1 million. Its liabilities consist of Convertible Notes of $175.0 million and accrued interest of $2.5 million.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting enrollment services and government consulting, security and information technologies services. A customer, depending on its needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Determining the appropriate valuation method and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock options in 2008 (excluding the Bioscrypt assumed stock options) and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected common stock price volatility	52.2%	91.3%
Risk free interest rate	4.3%	4.3%
Expected life of options	5.3 Years	6.3 Years
Expected annual dividends	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. In the second quarter of 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects volatility. The expected life of options are calculated pursuant to the guidance from Staff Accounting Bulletin No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the applicable treasury security whose term approximates the expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation expense was $3.1 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively, and includes $0.1 million related to restricted stock for both periods, and for the first quarter 2008 and 2007 period, approximately $0.2 million and $0.1 million, respectively, of retirement contributions paid in common stock. The Company recognized the full cost impact of the awards issued under its equity incentive plans in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and did not capitalize any such costs. The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Cost of revenues	$266	$143
Research and development	463	225
Sales and marketing	466	405
General and administrative	1,866	1,954
	$3,061	$2,727

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

The basic and diluted net loss per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 4.2 million common equivalent shares for the three months period ended March 31, 2008 and the impact of approximately 4.6 million for the three months period ended March 31, 2007, were not reflected in the net loss per share calculations as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes for the three month period ended March 31, 2008 on diluted earnings per share utilizing the ‘‘if converted’’ method. For the three month period ended March 31, 2008, the effect was antidilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company’s still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company has not adopted the fair value option method permitted by SFAS No. 159.

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

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides guidance about the location and amounts of derivative instruments disclosed in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Derivatives Implementation; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No.161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company is evaluating the impact of this standard on its consolidated financial statements.

3.    STOCK OPTIONS

Stock Options

The following table summarizes the stock option activity from January 1, 2008 through March 31, 2008:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,528,106	$15.02
Granted	149,955	12.98
Assumed Stock Options – Bioscrypt	256,228	31.25
Exercised	(60,437)	7.86
Canceled/expired/forfeited	(149,049)	19.14
Outstanding at March 31, 2008	7,724,803	$15.47	6.94	$9,968,805
Vested or expected to vest at March 31, 2008(1)	5,839,951	$15.47	6.94	$7,536,417
Exercisable at March 31, 2008	3,982,521	$13.90	5.21	$9,691,467

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as of March 31, 2008 was $29.9 million and will be amortized over a weighted average period of 2.8 years. The total intrinsic value of options exercised during the three ended March 31, 2008 was $0.2 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

On May 7, 2008, the Company’s shareholders approved the L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan, under which 2 million shares will be available for awards to employees, consultants and directors. Shares remaining available for issuance under the Company’s 2005 Long-Term Incentive Plan will be carried over to, and available for future awards under, the Company’s 2008 Long-Term Incentive Plan.

4.    INCOME TAXES

The provision for income taxes for 2008 is based on the consolidated annual estimated effective tax rate for 2008 of 43.7%. The income tax provision for the three months ended March 31, 2007 includes approximately $1.1 million which represent the aggregate increase in the deferred tax asset resulting from losses incurred for income tax purposes and a full valuation allowance against such deferred tax asset. Pursuant to SFAS No. 109, such provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision in 2007 comprises foreign and state income tax expense.

5.    RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (‘‘Aston’’), an affiliate of L-1 Investment Partners LLC and Lau Technologies (‘‘Lau’’), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, own approximately 9.8%, and 2.7%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. During the three months ended March 31, 2008 and 2007, $0.1 million and $0.1million, respectively, was paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $34,000 and $12,000 for the three months ended March 31, 2008 and 2007 respectively.

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

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company, which is estimated at $0.7 million annually. For the three months ended March 31, 2008 and 2007, the Company incurred costs of $0.2 million and $0.2 million, respectively.

In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns Companies, Inc. (‘‘Bear Stearns’’) pursuant to which Bear Stearns provided financial advisory services related to the merger. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications is an executive and senior investment banker at Bear Stearns involved with the engagement and an employee of Bear Stearns has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns received $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

Bear Stearns is party to the revolving credit agreement under which it was paid $0.3 million and $0.4 million in interest for the three months ended March 31, 2008 and 2007, respectively. Bear Stearns share of borrowings outstanding at March 31, 2008 approximated $21.9 million. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s stock in January 2008 and received a commission of 2 cents per share.

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

6.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding reportable and operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two reportable segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides enrollment services to government, civil, and commercial customers, as well as comprehensive government consulting, training, network security, technology development, and information technology solutions to the U.S. intelligence community.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. The segment information for 2007 has been reclassified to reflect the integration of ComnetiX’s products business into the Identity Solutions segment and its fingerprinting services business into the Services segment. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Identity Solutions:
Revenues	$48,061	$37,344
Gross profit	14,290	9,971
Operating income (loss)	(3,313)	(7,343)
Depreciation and amortization expense	7,503	8,008
Services:
Revenues	67,935	32,663
Gross profit	17,064	7,385
Operating income (loss)	4,234	1,329
Depreciation and amortization expense	2,169	1,052
Consolidated:
Revenues	115,996	70,007
Gross profit	31,354	17,356
Operating income (loss)	921	(6,014)
Depreciation and amortization expense	9,672	9,060

	As of March 31, 2008
	Total Assets	Goodwill
Identity Solutions	$1,060,887	$822,949
Services	368,447	261,922
Corporate	64,812	—
	$1,494,146	$1,084,871

Corporate assets consist mainly of cash and cash equivalents and deferred financing costs. Revenues by market are as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
State and local	$30,754	$28,557
Federal	81,937	40,305
Commercial	3,305	1,145
	$115,996	$70,007

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Total assets as of
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
United States	$107,953	$61,476	$1,445,285	$1,189,273
Rest of the World	8,043	8,531	48,861	52,351
	$115,996	$70,007	$1,494,146	$1,241,624

For the three month period ended March 31, 2008, two Federal government agencies accounted for 29% of consolidated revenues. For the three month period ended March 31, 2007, one Federal government agency accounted for 26% of consolidated revenues. As of March 31, 2008, the Company had an accounts receivable balance of approximately $13.9 million from one Federal government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivables. As of March 31, 2007, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $13.4 million.

7.    ACQUISITIONS

2008 Acquisitions

Digimarc

On March 24, 2008, the Company entered into a definitive agreement to acquire Digimarc Corporation in a stock and cash transaction valued at approximately $245 million, including cash consideration of approximately $120 million. The cash portion of the consideration is expected to be funded with borrowings. Digimarc stockholders will also receive shares in a new company bearing the Digimarc name and holding Digimarc’s digital watermarking business. The number of L-1 shares to be issued will be based on the average price of the common stock over the 20 consecutive trading days ending five days prior to closing of the transaction, and will be fixed at approximately 10.3 million shares if the average trading price of L-1’s common stock is between $11 and $14. If the price of L-1 shares exceeds $14 per share, the number of shares to be issued will be reduced. Under the definitive agreement, the maximum number of L-1 shares that can be issued is 11.3 million. The Company has also agreed to invest $5 million in the new company that will hold the digital watermarking business of Digimarc following the spin-off. The acquisition has been approved by the respective Board of Directors of each company and is subject to the approval of Digimarc’s stockholders, the spin-off of Digimarc’s digital watermarking business, antitrust regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2008.

The results of operations of all consummated acquisitions described below have been included in the condensed consolidated financial statements from their respective dates of acquisition.

Bioscrypt

On March 5, 2008, the Company acquired Bioscrypt Inc. (‘‘Bioscrypt’’), a provider of enterprise access control solutions headquartered in Markham, Canada. Under the terms of the definitive agreement, the Company issued approximated 2.5 million shares.  Certain shareholders of Bioscrypt have exercised their dissenting shareholder rights under Canadian law and will receive cash. In addition the Company assumed all Bioscrypt stock options outstanding at the effective date of the acquisition (approximately 252,656 options). Bioscrypt is included in the Identity Solutions segment.

The aggregate purchase price of Bioscrypt was approximately $37.2 million, including an estimated $1.5 million of liabilities to dissenting shareholders and direct acquisition costs, and stock options valued at $1.7 million. The Company acquired Bioscrypt for its leadership position in Biometric physical access control, its global customer base, its offerings that complement the Company’s existing offerings and expected cost and revenue synergies. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(8,393)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	12,357
Goodwill	26,933
$37,217

The purchase price allocation of Bioscrypt is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and evaluated. Differences between the preliminary and final allocation could have a material impact on the consolidated results of operations. None of the goodwill is deductible for income tax purposes.

2007 Acquisitions

McClendon

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

ACI

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (‘‘ACI’’), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, subject to an adjustment based on ACI’s closing working capital, as defined. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2008, the Company will make additional payments of a maximum amount of $3.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services segment.

The aggregate purchase price of ACI was approximately $73.3 million, including a working capital adjustment of $0.5 million and $1.3 million of direct acquisition costs, substantially all of which was funded by borrowings under the Company’s revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

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

ComnetiX

On February 22, 2007, the Company consummated the acquisition of ComnetiX Inc. (‘‘ComnetiX’’), for approximately $17.8 million in cash. ComnetiX offers biometric identification solutions for use in areas such as applicant screening, financial services, health care, transportation, airlines and airports, casinos and gaming, and energy and utilities. ComnetiX is also a leading applicant fingerprinting services company in Canada, with a chain of ten offices. In addition, ComnetiX has established more than 40 applicant fingerprinting services locations throughout the United States. The fingerprinting services business has been integrated with our IBT business and is included in the Services segment. The biometric identification solutions business is included in the Identity Solutions segment.

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
$18,939

None of the goodwill is tax deductible.

Pro Forma Information

The following gives pro forma effect to the acquisitions of Bioscrypt, ACI, McClendon and ComnetiX as if they had occurred at the beginning of each period presented (in thousands except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	$118,753	$98,112
Net loss	(6,484)	(12,628)
Basic and dilutive loss per share	(0.09)	(0.16)

The pro forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions of Bioscrypt, ACI, McClendon and ComnetiX been consummated on the dates indicated.

8.    ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	March 31, 2008	December 31, 2007
Purchased parts and materials	$19,049	$12,772
Work in progress	890	386
Finished goods	8,996	8,376
Total Inventory	$28,935	$21,534

Approximately $4.3 million and $3.5 million of inventory were maintained at customer sites at March 31, 2008 and December 31, 2007, respectively.

Property and equipment (in thousands):

	March 31, 2008	December 31, 2007
System assets	$54,151	$52,101
Computer and office equipment	7,510	9,213
Machinery and equipment	5,553	2,467
Leasehold improvements	1,926	1,693
Other – including tooling and demo equipment	3,933	3,991
	73,073	69,465
Less accumulated depreciation and amortization	48,520	46,014
Property and equipment, net	$24,553	$23,451

For the three months ended March 31, 2008 and 2007, depreciation and amortization expense of property and equipment was $2.9 million and $2.2 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the three months ended March 31, 2008 (in thousands):

	Identity Solutions	Services	Total
Balance beginning of period	$784,595	$269,675	$1,054,270
Reclassification of ComnetiX products business	9,779	(9,779)	—
Bioscrypt acquisition	26,933	—	26,933
Currency translation adjustment	1,642	—	1,642
Contingent consideration	—	1,845	1,845
Other	—	181	181
	$822,949	$261,922	$1,084,871

During the three months ended March 31, 2008, the Company accrued an earnout payment pursuant to the 2006 SpecTal purchase agreement of $1.8 million which resulted in an increase in goodwill.

Intangible Assets (in thousands):

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquisition related intangibles:
Completed technology	$122,307	$(31,458)	$121,207	$(27,210)
Core technology	5,600	(2,303)	5,600	(2,015)
Trade names and trademarks	30,570	(2,959)	28,514	(2,456)
Customer contracts and relationships	77,870	(19,081)	65,583	(15,808)
	236,347	(55,801)	220,904	(47,489)
Other intangibles	13,218	(2,625)	14,166	(3,344)
	$249,565	$(58,426)	$235,070	$(50,833)

Amortization of intangible assets was $6.7 million and $6.9 million for the three months March 31, 2008 and March 31, 2007, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $21.7 million, $25.7 million, $23.7 million, $22.6 million, $21.3 million and $65.5 million.

Products and Services Revenues:

The following represents details of the products and services for revenues for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Federal Government services	$50,215	$18,026
Hardware, software, and consumables	27,115	21,074
State and local government services	25,561	22,083
Maintenance	6,495	5,615
Other products and services	6,610	3,209
Total revenues	$115,996	$70,007

Comprehensive Loss:

	Three months ended
	March 31, 2008	March 31, 2007
Net loss	$(1,885)	$(8,831)
Translation gain	1,293	102
Comprehensive loss	$(592)	$(8,729)

9.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$175,000
Borrowings under revolving credit agreement	94,000	84,000
	$269,000	$259,000

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

The Notes are governed by an indenture, dated May 17, 2007 (the ‘‘Indenture’’), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, ‘‘VWAP’’) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price the Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after March 31, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. The proceeds from the convertible note offering were used to repay the outstanding balance of the revolving credit facility. The amount available under the revolving credit facility is reduced by letters of credit of $8.7 million. At March 31, 2008, the Company had approximately $47.3 million available under the revolving credit facility. At March 31, 2008, the variable interest rates ranged from 4.2% to 4.6%.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company also has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its ‘‘prime rate’’, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, it must pay a commitment fee of 0.375% per annum on such unutilized amounts. At March 31, 2008, debt outstanding under the Agreement amounted to $94 million.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At March 31, 2008 the ratio was 8.22:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:1.00 at March 31, 2008 and September 30, 2008, (ii) 4.25: 1.00 at September 30, 2008, and (iii) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At March 31, 2008 the ratio was 1.44:1.00.

Under the terms of the Agreement, L-1 Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200 million and the Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits the Company’s ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At March 31, 2008, the Company was in compliance with these covenants.

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

11.    CONTINGENCIES

In January 2004, LG Electronics USA, Inc. (‘‘LGE USA’’) and LG Electronics, Inc., (‘‘LGE’’) a Korean corporation (LGE USA and LGE, together, ‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ’’per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases were consolidated into one action in New Jersey federal court. Iridian vigorously denied all of LG’s claims and counterclaimed for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG replied to Iridian’s counterclaims and asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. The court subsequently allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and to assert claims against L-1 and SecuriMetrics as defendants. Iridian subsequently requested to assert additional counterclaims against LG, which request remained pending while the Court conducted mediation with all parties in an effort to reach settlement terms. On May 1, 2008, the Company settled the litigation, which resolves all historical issues and disputes among the parties and dismisses with prejudice the pending litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LGE USA entered into a separate agreement to obtain certain continuing consultation services from Iridian and L-1. In addition, Iridian assigned to LGE its ‘‘IRISACCESS’’ trademark.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to  Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal from this order on September 24, 2007.  On March 25, 2008, a stipulation was filed by the parties in the Court of Appeals dismissing the appeal with prejudice. In consequence, the District Court’s order dismissing the amended complaint is final and this action is concluded.

In the ordinary course of business, the Company is subject to various claims, demands, litigation, investigations, inquiries, proceedings, or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions, including those described above. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, litigation is inherently unpredictable and it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in our 2007 Annual Report on Form 10-K and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.

Business Overview

L-1 Identity Solutions, Inc. and its subsidiaries provide identity solutions and services that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics capture and access devices, automated document authentication, automated biometric identification systems, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management, military, antiterrorism and national security. L-1 also provides comprehensive consulting, training, security, technology development, and information technology solutions to the U.S. intelligence community.

The Company’s identity solutions combine products and related services, consisting of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Company also provides fingerprinting enrollment services and government consulting, training, security, technology development and information technology services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The market for identity protection solutions has continued to develop at a rapid pace. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenues, operating income (loss) and earnings before interest, income taxes, depreciation and amortization, asset impairments and in-process research and development charges, and stock-based compensation expense (‘‘Adjusted EBITDA’’), as well as free cash flow.

Our revenues increased to $116.0 million for the three months ended March 31, 2008 from $70.0 million for the three months ended March 31, 2007. Our net loss for the three months ended March 31, 2008 was $1.9 million compared to an $8.8 million loss for the three months ended March 31, 2007.

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

Our Biometrics division, formerly known as Identix, also included in our Identity Solutions segment, generates revenues from the sale of biometric solutions incorporating fingerprint, facial, skin and iris biometrics and system components necessary for the biometric capture and knowledge discovery. Identix offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification. Revenues are generated by sales of hardware, software and maintenance and other services.

Our SecuriMetrics, Inc. (‘‘SecuriMetrics’’)/Iridian Technologies, Inc. (‘‘Iridian’’) division, historically included in our Identity Solutions segment, is being integrated with the Biometric division and generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary multi-biometric capture devices bundled together with our proprietary software and other biometric technologies as well as sales of licenses and software.

Our Bioscrypt Inc, (‘‘Bioscrypt’’) division has generates revenues from the sales of biometric access control units and technologies. In addition, Bioscrypt’s VeriSoft software application is included on personal computers and its 3D facial recognition technology is used by the largest casino in the world. Bioscrypt is included in the Identity Solutions segment.

Our ComnetiX Inc. (‘‘ComnetiX’’) division, which was acquired on February 21, 2007, provides fingerprinting biometric authentication and identification solutions and enrollment services. In 2007, the division was included in our Services segment. Effective 2008, the company separated the biometric authentification and identification business and integrated it in the Biometrics division, in the Identity Solutions segment. The enrollment services business is now integrated with our IBT division, included in the Services segment.

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

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2007 include:

•	Our March 2008 acquisition of Bioscrypt, which provides enterprise access control to over 400 global customers and its VeriSoft software application is now included on personal computers. In addition, its 3D facial recognition is used by the largest casino in the world to provide access control.

•	Our July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence community;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

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

Reportable Segments and Geographic Information

We operate in two reportable segments, the Identity Solutions segment and the Services segment. During the first quarter of 2008, we integrated the authentication and identification business of ComnetiX in the Identity Solutions segment and the fingerprinting services business in the Services segment. Accordingly, the segment data for the three months ended March 31, 2007 has been reclassified to conform to the March 31, 2008 presentation. We measure segment performance based on revenues, operating income (loss) and Adjusted EBITDA and free from cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
Identity Solutions:
Revenues	$48,061	$37,344
Gross Profit	14,290	9,971
Operating (Loss)	(3,313)	(7,343)
Adjusted EBITDA	5,194	2,667
Depreciation and Amortization Expense	7,503	8,008
Services:
Revenues	67,935	32,663
Gross Profit	17,064	7,385
Operating Income	4,234	1,329
Adjusted EBITDA	7,453	3,081
Depreciation and Amortization Expense	2,169	1,052
Consolidated:
Revenues	$115,996	70,007
Gross Profit	31,354	17,356
Operating Income (Loss)	921	(6,014)
Adjusted EBITDA	12,647	5,748
Depreciation and Amortization Expense	9,672	9,060

Revenues by market for the three months ended March 31, 2008 and March 31, 2007 were as follows (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
State and local	$30,754	$28,557
Federal	81,937	40,305
Commercial	3,305	1,145
	$115,996	$70,007

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended
	March 31, 2008	March 31, 2007
United States	$107,953	$61,476
Rest of the World	8,043	8,531
	$115,996	$70,007

For the three month period ended March 31, 2008, two Federal government agencies accounted for 29% of consolidated revenues. For the three month period ended March 31, 2007, one Federal government agency accounted for 26%, of consolidated revenues. As of March 31, 2008, the Company had an accounts receivable balance of approximately $13.9 million from one Federal government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of March 31, 2007, one Federal government agency was the only customer that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $13.4 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The 2008 results of operations were affected by the July 2007 acquisitions of ACI and McClendon and the March 2008 acquisition of Bioscrypt (collectively the ‘‘Acquisitions’’).

Revenues

	Three months ended
	March 31, 2008	March 31, 2007
Revenues	$115,996	$70,007

Revenues were approximately $116.0 million for the three months ended March 31, 2008 compared to approximately $70.0 million for the three months ended March 31, 2007. Included in the results for the three months ended March 31, 2008 were $26.9 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $19.1 million, or 27%, from the prior year period. The increase from the prior year period is due primarily to growth related to the Company’s government consulting services, demand for our passport and credentialing solutions to the U.S. State Department and U.S. Department of Defense and increased revenue from our enrollment and background screening services.

Cost of revenues and gross margins

	Three months ended
	March 31, 2008	March 31, 2007
Cost of revenues	$78,741	$46,177
Amortization of acquired intangible assets	5,901	6,474
Total cost of revenues	$84,642	$52,651
Gross profit	$31,354	$17,356
Gross margin	27%	25%

Cost of revenues increased by $32.0 million for the three months ended March 31, 2008. The Acquisitions impacted the cost of revenues by $18.3 million for the three months ended March 31, 2008. Excluding the Acquisitions, total cost of revenues increased by $13.7 million or 26% compared to the corresponding period in the previous year which correlated to the growth in revenue for the first quarter of 2008. Excluding the Acquisitions, gross margin was 25% for the first quarter of 2008 and the first quarter of 2007.

Included in the cost of revenues for the first quarter of 2008 was $5.9 million of amortization of acquired intangible assets, which decreased by approximately $0.6 million from the prior year, reflecting additional amortization for the Acquisitions offset by lower amortization resulting from intangible impairments recorded in 2007. Amortization of acquired intangible assets reduced consolidated gross margins by 5% and 9% for the three months ended March 31, 2008 and 2007, respectively.

Sales and marketing expenses

	Three months ended
	March 31, 2008	March 31, 2007
Sales and marketing expenses	$7,485	$5,461
As a percentage of revenues	6%	8%

Sales and marketing expenses increased by approximately $2.0 million for the three months ended March 31, 2008 from the prior year period, of which the Acquisitions accounted for $0.3 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $1.7 million for the three months ended March 31, 2008. These increases are attributable to additional investments made to expand our focus on U.S. government and international opportunities. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. The decrease as a percentage of revenues reflects improved operating leverage of our cost structure.

Research and development expenses

	Three months ended
	March 31, 2008	March 31, 2007
Research and development expenses	$5,333	$4,661
As a percentage of revenues	5%	7%

Research and development expenses increased by approximately $0.7 million for the three months ended March 31, 2008 primarily related to the Acquisitions. Excluding the impact of the Acquisitions, research and development expenses increased by $0.4 million for the three months ended March 31, 2008, as we continued to focus on the development of biometric technology. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues. Gross research and development aggregated $8.8 million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively. Most of our research and development costs are attributable to our Identity Solution segment, As a percentage of Identity Solutions revenues, gross research and development costs were 18% and 16% for the three months ended March 31, 2008 and 2007, respectively. Research and development expenses consist primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products.

General and administrative expenses

	Three months ended
	March 31, 2008	March 31, 2007
General and administrative expenses	$16,789	$12,817
As a percentage of revenues	15%	18%

General and administrative expenses increased by approximately $4.0 million for the three months ended March 31, 2008, from the prior year period of which approximately $5.6 million is due to the Acquisitions. Excluding the effects of the Acquisitions, for the three months ended March 31, 2008, general and administrative expenses decreased by $1.6 million and reflects a reduction in legal costs resulting from favorable litigation experience offset by increased professional fees and other expenses. As a percentage of revenues, general and administrative expenses decreased to 15%

for the three months ended March 31, 2008 as compared to 18% to the corresponding period in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Amortization of acquired intangible assets

	Three months ended
	March 31, 2008	March 31, 2007
Amortization of acquired intangible assets	$826	$431

Amortization expense of acquired intangible assets increased for the three months ended March 31, 2008 from the comparable period in the prior year due to the Acquisitions.

Interest income and expense

	Three months ended
	March 31, 2008	March 31, 2007
Interest income	$71	$67
Interest expense	(3,332)	(1,771)
Net interest expense	$(3,261)	$(1,704)

For the three months ended March 31, 2008, net interest expense increased by approximately $1.6 million as a result of the issuance of the senior convertible notes in May 2007 and borrowings under our revolving credit facility incurred, primarily to fund the Acquisitions.

Other expense, net

	Three months ended
	March 31, 2008	March 31, 2007
Other expense, net	$(1,008)	$(25)

Other expense, net, incurred realized and unrealized gains and losses on foreign currency transactions. The increase reflects the impact on the decline in the value of the US dollar relative to the Japanese yen during the quarter.

Income Taxes

	Three months ended
	March 31, 2008	March 31, 2007
Income taxes (benefit) expense	$(1,463)	$1,088

The benefit for income taxes for 2008 is based on the estimated annual effective tax rate of 43.7%. The provision for 2007 represents the impact of tax deductible goodwill in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2008, excluding current deferred income taxes, we had $32.1 million of working capital including $8.5 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our on going liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, we may require additional financing to further implement our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. We may seek to raise additional capital, either in the form of debt or equity. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled ‘‘Risk Factors.’’

As of April 30, 2008, we have approximately $47.3 million available under our revolving credit facility and under our agreement to purchase Digimarc, we are required to pay $120 million in cash as partial consideration. We are currently negotiating to amend and/or replace the existing revolving credit facility to increase our borrowing capacity in an amount sufficient to fund the cash portion of the purchase price of Digimarc and other potential acquisitions. While we believe that, based on discussions with lending institutions, we will obtain financing at acceptable terms, definite terms have not been finalized.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after March 31, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

The Notes bear interest at a rate of 3.75% per year payable semiannually in arrears in cash on May 15 and November 15. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. The holders may require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020.

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the ‘‘Agreement’’) by and among the Company, Bank of America, N.A. (the ‘‘Bank’’), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At March 31, 2008, the Company had $94 million of borrowings outstanding and approximately $47.3 million available under the revolving credit facility. At March 31, 2008, the variable interest rates ranged from 4.2% to 4.6%.

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

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At March 31, 2008 the ratio was 8.22:1.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:1.00 at March 31, 2008 and September 30, 2008, (ii) 4.25: 1.00 at September 30, 2008, and (iii) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At March 31, 2008 the ratio was 1.44:1.00.

Under the terms of the Agreement, L-1 Identity Solutions Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200.0 million. The Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At March 31, 2008, the Company was in compliance with these covenants.

	Three Months Ended
	March 31, 2008	March 31, 2007
Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$2,038	$1,393
Investing activities	(6,268)	(22,323)
Financing activities	4,673	19,940
Effect of exchange rates on cash and cash equivalents	(131)	74
Net increase (decrease) in cash and cash equivalents	$312	$(916)

Cash flows from operating activities increased by approximately $0.6 million for the three months ended March 31, 2008 as compared to the corresponding period of the prior year. The net loss for the three months ending March 31, 2008 was $1.9 million, which includes non-cash charges of $10.1 million for depreciation and amortization, $3.1 million for stock-based compensation, $1.5 million for non-cash income tax benefit. Excluding the impact of working capital changes described below, cash flows from operating activities increased to $9.8 million from $4.1 million for the three months ended March 31, 2007. Accruals and deferrals reflected in operating assets and liabilities adversely impacted cash flows by $7.8 million for the three months ended March 31, 2008 as compared to an adverse impact of $2.7 million for the corresponding period in the prior year.

Cash used for the 2008 acquisitions, including transaction costs, totaled $1.1 million for the three months ended March 31, 2008 compared to $20.4 million for acquisitions for the three months ended March 31, 2007, which included cash used to consummate the acquisition of ComnetiX, well as earn out payments and other costs related to prior acquisitions. Capital expenditures and additions to intangible assets were approximately $5.2 million and $1.8 million for the three months ended March 31, 2008 and March 31, 2007, respectively, and is primarily related to our drivers’ licenses product line and the Acquisitions.

Net cash provided by financing activities in 2008 was $4.7 million compared to $19.9 million in 2007. In January 2008, the Company repurchased 362,000 of common stock for $6.2 million. In addition, net borrowings under the revolving credit agreement were $10.1 million, and proceeds from the issuance of common stock to employees were $0.9 million.

Working Capital

Accounts receivable related to our March 2008 acquisition of Bioscrypt was approximately $3.4 million. Excluding the impact of the Bioscrypt acquisition, accounts receivable decreased by approximately $6.8 million as of March 31, 2008 from December 31, 2007, primarily due to deferred collections from the sales recorded in the prior year and increased focus on cash collections. Excluding Bioscrypt, days sales outstanding at March 31, 2008 improved to 66 days from 73 at December 31, 2007.

Inventory related to our March 2008 acquisition of Bioscrypt was approximately $1.2 million. Excluding Bioscrypt, inventory increased by $6.2 million as of March 31, 2008 compared to December 31, 2007. The increase in inventory related primarily to our building inventory to meet future contract deliveries of biometric products and fingerprint scanning devices.

Accounts payable, accrued expenses and other current liabilities decreased by $0.2 million at March 31, 2008. Excluding the impact of the Bioscrypt acquisition, accounts payable, accrued expenses and other current liabilities decreased by $6.6 million at March 31, 2008 from December 31, 2007 primarily due to the annual funding of retirement benefit plans and bonus payments.

Total deferred revenue related Bioscrypt was $2.2 million at March 31, 2008. Excluding the impact of the Bioscrypt acquisition, deferred revenue increased by $2.6 million due to maintenance contract renewals and payments received on customer projects for which revenue recognition criteria was not met.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 31, 2008 (in thousands):

	Total	2008	2009-2010	2011-2012	After 2012
Operating lease obligations	$21,972	$4,771	$8,021	$5,003	$4,177
Debt and capital lease obligations	311,950	8,217	21,815	281,918	—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and an $94.0 million revolving credit facility that has a term of five years and bears interest at variable rates, ranging from 4.2% to 4.6% at March 31, 2008. Additionally, the Company had capital lease obligations of approximately $0.1 million at March 31, 2008. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years and assuming the revolving credit facility is paid at the end of its term.

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

On March 24, 2008, the Company entered into a definitive agreement to acquire Digimarc Corporation in a stock and cash transaction valued at approximately $245 million, of which the cash consideration is approximately $120 million. The cash consideration of the acquisition is expected to be funded with borrowings. Digimarc stockholders will also receive shares in a new company bearing the Digimarc name and holding Digimarc’s digital watermarking business. The number of L-1 shares to be issued will be based on the average price of the common stock over the 20 consecutive trading days ending five days prior to closing of the transaction, and will be fixed at approximately 10.3 million shares if the average trading price of L-1’s common stock is between $11 and $14. If the price of L-1 shares exceeds $14 per share, the number of shares to be issued will be reduced. Under the definitive agreement, the maximum number of L-1 shares that can be issued is 11.3 million. The Company has also agreed to invest $5 million in the new company that will hold the digital watermarking business of Digimarc following the spin-off. The acquisition has been approved by the respective Board of Directors of each company and is subject to the approval of Digimarc’s stockholders, the spin-off of Digimarc’s digital watermarking business, antitrust regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2008.

In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors.

CONTINGENT OBLIGATIONS

Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives. Such obligations include contingent earn out payments in connection with our SpecTal and ACI acquisitions. The maximum potential consideration aggregates to $10.3 million.

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

Reference is made to our annual report on Form 10-K for a discussion of critical accounting polices. There have been no material changes to such policies.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk related to borrowings under our revolving credit agreement. At March 31, 2008, borrowings outstanding under the revolving credit agreement aggregated $94 million and bears interest at variable rates. As a result, the market value of the borrowings under our revolving credit agreement approximates its carrying amount; however, the Company is exposed to increases in interest rates and benefits from decreasing interest rates.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After March 31, 2008, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of the common stock. At March 31, 2008, the estimated market value of the Convertible Notes was $150.9 million. However, there is limited trading in the Convertible Notes, and therefore a limited number of transactions can have a significant impact on the market price.

We have entered into an agreement with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00.

The transactions of our international operations, primarily our German and Canadian subsidiaries, are denominated in euros and Canadian dollars, respectively. At March 31, 2008, financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. Financial assets and liabilities denominated in euros aggregate $2.5 million and $1.4 million, respectively and financial assets and liabilities denominated in Canadian dollars aggregate $1.3 million and $3.5 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. We may purchase currency forward contracts to mitigate exposure of the related liabilities. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. During the three months ended March 31, 2008, we recorded an unrealized loss of $1.1 million as a result of the decline of the US dollar relative to the yen.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose functional currencies are the euro and the Canadian dollar. As of March 31, 2008, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $7.7 million. Subsequently, we purchased forward contracts to mitigate our exposure to accounts payable denominated in Japanese yen, which at March 31, 2008 aggregated $9.8 million.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In January 2004, LG Electronics USA, Inc. (‘‘LGE USA’’) and LG Electronics, Inc. (‘‘LGE’’), a Korean corporation (LGE USA and LGE, together, ‘‘LG’’) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard ‘‘per user’’ pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the ‘‘License Agreement’’). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original ’’per unit’’ pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases were consolidated into one action in New Jersey federal court. Iridian vigorously denied all of LG’s claims and counterclaimed for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG replied to Iridian’s counterclaims and asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. The court subsequently allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and to assert claims against L-1 and SecuriMetrics as defendants. Iridian subsequently requested to assert additional counterclaims against LG, which request remained pending while the Court conducted mediation with all parties in an effort to reach settlement terms. On May 1, 2008, the Company settled the litigation, which resolves all historical issues and disputes among the parties and dismisses with prejudice the pending litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LGE USA entered into a separate agreement to obtain certain continuing consultation services from Iridian and L-1. In addition, Iridian assigned to LGE its ‘‘IRISACCESS’’ trademark.

In April 2005, two purported shareholder derivative actions also were filed against directors, naming Viisage as a nominal defendant. The suits claim that these directors breached their fiduciary duties to Viisage’s shareholders and to Viisage generally in connection with the same set of circumstances alleged in the class action lawsuit. The complaints are derivative in nature and do not seek relief from the Company. One of these actions was filed in Massachusetts Superior Court and the other was filed in the United States District Court for the District of Massachusetts. In July 2005, the state court action was dismissed with prejudice at the plaintiff’s request. An amended complaint in the federal court derivative action was filed in July 2006 in which the plaintiff added allegations regarding disclosures by Viisage’s representatives that generally appear to be intended to support her contention that she was excused from making a demand on the board of directors before filing a derivative complaint. The Company filed a motion to dismiss the amended complaint. After briefing and oral argument, the Court issued a memorandum and order allowing the motion and dismissing the amended complaint on August 23, 2007. The plaintiff filed a notice of appeal from this order on September 24, 2007.  On March 25, 2008, a stipulation was filed by the parties in the Court of Appeals dismissing the appeal with prejudice. In consequence, the District Court’s order dismissing the amended complaint is final and this action is concluded.

In the ordinary course of business, the Company is subject to various claims, demands, litigation, investigations, inquiries, proceedings, or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions, including those described above. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, litigation is inherently unpredictable and it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Except as set forth below there have been no material changes from the risk factors described in our Annual Report Form 10-K for the year ended December 31, 2007. We encourage you to review our Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006 and 2007, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. For the three months ended March 31, 2008, we had a net loss of $1.9 million. At March 31, 2008, we had an accumulated deficit of approximately $71.7 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by unpredictable and unstable market conditions. We must obtain additional financing in order to consummate our announced acquisition of Digimarc Corporation.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. At March 31, 2008, we had cash and cash equivalents of $8.5 million and availability under our line of credit of $47.3 million. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our acquisition strategy may be adversely affected by unpredictable and unstable market conditions.  Particularly during periods of adverse economic conditions or during a tightening of global credit markets, we may be unsuccessful in raising additional financing or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Our ability to close our announced acquisition of Digimarc Corporation, which closing is expected to occur during the second half of 2008, is dependent upon our ability to secure additional financing but our obligation to close the acquisition is not subject to a financing contingency. Our existing credit facility is not sufficient to fund the $120 million cash portion of the Digimarc acquisition price and therefore we must obtain a new or amended credit facility. While we believe, based on our discussions with lending institutions, that we will obtain financing for the Digimarc acquisition on acceptable terms, definitive terms of such a facility have not yet been finalized. Failure to obtain financing for the Digimarc acquisition would require us to pay certain fees to Digimarc and could subject us to other claims and could have a material adverse effect on our business. In addition, failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

We derive a significant portion of our revenue from federal government customers, the loss of which could have an adverse effect on our revenue.

For the three months ended March 31, 2008, two Federal Government agencies accounted for 29% of consolidated revenues. For the three months ended March 31, 2007, one Federal Government agency accounted for 26% of consolidated revenues. The loss of any of our significant customers would cause revenue to decline significantly and could have a material adverse effect on our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities, backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more reliable than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our expected future revenues could be significantly reduced.

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

For the three months ended March 31, 2008, we derived approximately 7% of our total revenues from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations. As of March 31, 2008, our accumulated other comprehensive income includes foreign currency translation adjustments of $7.7 million. In addition, we have significant Japanese yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers under certain material contracts. Fluctuations in foreign currencies, including the Japanese yen, Canadian dollar, and the euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At March 31, 2008, goodwill and other intangible assets are $1,084.9 million and $191.1 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

•	technological development capabilities and intellectual capital;

•	expected significant growth in revenues and profits from the expanding market in identity solutions; and

•	expected synergies resulting from providing multi modal product offerings to existing customer base and to new customers of the combined company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements. As of May 2, 2008, our stock price declined by approximately 20% compared to our stock price at December 31, 2007. If the price remains at the current level for a sustained period of time, we may be required to assess the carrying amounts of goodwill and intangible assets of our reporting units before our scheduled annual impairment test. Our estimated enterprise value at May 2, 2008 exceeds the overall carrying amounts of our reporting units.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, we repurchased 362,000 shares of our common stock for approximately $6.2 million or $17.02 per share. The Company has no plans to acquire additional shares.

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

Date: May 8, 2008	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date: May 8, 2008	By:	/s/ JAMES A. DEPALMA
James A. DePalma
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).