Form 10-Q
period 2008-06-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2008-08-04
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	Aug 1, 2008

Common stock, $.001 par value	77,748,978

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART 1 — FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$8,352	$8,203
Accounts receivable, net	101,341	90,210
Inventory	26,911	21,534
Deferred tax asset	13,253	13,253
Other current assets	6,945	3,890

Total current assets	156,802	137,090
Property and equipment, net	27,201	23,451
Goodwill	1,085,577	1,054,270
Intangible assets, net	186,143	184,237
Deferred tax asset	36,314	37,293
Other assets, net	10,898	9,304

Total assets	$1,502,935	$1,445,645

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$88,011	$81,549
Current portion of deferred revenue	13,835	12,279
Other current liabilities	3,134	2,393

Total current liabilities	104,980	96,221
Deferred revenue, net of current portion	6,194	4,671
Long-term debt	263,000	259,000
Other long-term liabilities	1,533	1,036

Total liabilities	375,707	360,928

Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 77,543,090 and 75,146,940 shares issued at June 30, 2008 and December 31, 2007, respectively	78	76
Additional paid-in capital	1,263,311	1,217,840
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock	(6,161)	—
Accumulated deficit	(68,501)	(69,798)
Accumulated other comprehensive income	8,309	6,407

Total shareholders’ equity	1,127,228	1,084,717

Total liabilities and shareholders’ equity	$1,502,935	$1,445,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$144,952	$90,099	$260,947	$160,106

Cost of revenues:
Cost of revenues	91,049	55,856	169,789	102,033
Amortization of acquired intangible assets	6,277	6,492	12,178	12,965

Total cost of revenues	97,326	62,348	181,967	114,998

Gross profit	47,626	27,751	78,980	45,108

Operating expenses:
Sales and marketing	8,999	7,444	16,484	12,904
Research and development	6,509	4,551	11,842	9,212
General and administrative	23,240	12,946	40,029	26,027
Amortization of acquired intangible assets	829	700	1,655	868

Total operating expenses	39,577	25,641	70,010	49,011

Operating income (loss)	8,049	2,110	8,970	(3,903)
Interest income	64	99	135	166
Interest expense	(3,262)	(2,271)	(6,594)	(4,043)
Other income (expense), net	773	73	(235)	47

Income (loss) before income taxes	5,624	11	2,276	(7,733)
Provision for income taxes	(2,442)	(1,208)	(979)	(2,295)

Net income (loss)	$3,182	$(1,197)	$1,297	$(10,028)

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.02	$(0.14)

Diluted	$0.04	$(0.02)	$0.02	$(0.14)

Weighted average shares outstanding:
Basic	74,019	71,257	73,085	71,895

Diluted	74,816	71,257	73,761	71,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

				Pre-paid
				Forward
				Contract		Accumulated
		Additional		To Purchase		Other
	Common	Paid-in	Accumulated	Common	Treasury	Comprehensive
	Stock	Capital	Deficit	Stock	Stock	Income	Total

Balance, January 1, 2007	$73	$1,153,791	$(87,464)	$—	$—	$685	$1,067,085
Exercise of employee stock options	1	10,037	—	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	8,520	—	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	32,998	—	—	—	—	33,000
Common stock issued for directors’ fees	—	545	—	—	—	—	545
Common stock issued under employee stock purchase plan	—	2,315	—	—	—	—	2,315
Tax benefit of stock options exercised	—	130	—	—	—	—	130
Retirement plan contributions paid in common stock	—	261	—	—	—	—	261
Pre-paid forward contract	—	—	—	(69,808)	—	—	(69,808)
Stock-based compensation expense	—	9,243	—	—	—	—	9,243
Foreign currency translation gain	—	—	—	—	—	5,722	5,722
Net income	—	—	17,666	—	—	—	17,666

Balance, December 31, 2007	76	1,217,840	(69,798)	(69,808)	—	6,407	1,084,717
Exercise of employee stock options	—	562	—	—	—	—	562
Common stock and stock options issued for acquisition of Bioscrypt	2	35,219	—	—	—	—	35,221
Common stock issued for directors’ fees	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	—	1,653	—	—	—	—	1,653
Stock options issued for officers’ bonus	—	125	—	—	—	—	125
Retirement plan contributions paid in common stock	—	472	—	—	—	—	472
Warrants issued for patent	—	1,305	—	—	—	—	1,305
Repurchase of common stock	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	5,553	—	—	—	—	5,553
Foreign currency translation gain	—	—	—	—	—	1,902	1,902
Net income	—	—	1,297	—	—	—	1,297

Balance, June 30, 2008	$78	$1,263,311	$(68,501)	$(69,808)	$(6,161)	$8,309	$1,127,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$1,297	$(10,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,894	18,419
Stock-based compensation expense	6,034	5,093
Provision for non-cash income taxes	980	2,207
Retirement plan contributions paid in common stock	529	148
Amortization of deferred financing costs	894	417
Other	176	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,602)	(5,544)
Inventory	(3,233)	(3,029)
Other assets	(2,105)	(144)
Accounts payable, accrued expenses and other liabilities	(1,239)	426
Deferred revenue	1,008	(2,728)

Net cash provided by operating activities	15,633	5,237

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(3,960)	(25,349)
Capital expenditures	(7,653)	(5,008)
Additions to intangible assets	(3,768)	(957)
(Increase) decrease in restricted cash	(40)	179

Net cash used in investing activities	(15,421)	(31,135)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit agreement	4,013	(80,000)
Proceeds from senior convertible notes	—	175,000
Financing costs	(16)	(5,965)
Principal payments of other debt	(168)	(623)
Payment of pre-paid forward contract	—	(69,808)
Repurchase of common stock	(6,161)	—
Proceeds from issuance of common stock to employees	1,981	8,319

Net cash (used in) provided by financing activities	(351)	26,923

Effect of exchange rate changes on cash and cash equivalents	288	68

Net increase in cash and cash equivalents	149	1,093
Cash and cash equivalents, beginning of period	8,203	4,993

Cash and cash equivalents, end of period	$8,352	$6,086

Supplemental Cash Flow Information:
Cash paid for interest	$5,452	$2,550
Cash paid for income taxes	$964	$176
Non-Cash Transactions:
Common stock issued and options assumed in connection with Bioscrypt acquisition	$35,221	$—
Warrants issued for patent	$1,305	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide identity solutions and services that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics capture and access devices, automated document authentication, automated biometric identification systems, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management, military, antiterrorism and national security. L-1 also provides comprehensive consulting, training, security, technology development, and information technology solutions to the U.S. intelligence community.

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

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in order to facilitate its convertible senior notes (the “Convertible Notes” or “Notes”) offering and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (“L-1 Operating Company”, previously also known as L-1 Identity Solutions, Inc.). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The Company has no operations other than those carried through its investment in L-1 Operating Company and the financing operations related to the issuance of the Convertible Notes. At June 30, 2008, its assets consist of its investment in L-1 Operating Company of $1,296.9 million and deferred financing costs of $4.8 million. Its liabilities consist of Convertible Notes of $175.0 million and accrued interest of $0.8 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting enrollment services and government consulting, security and information technologies services. A customer, depending on its needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such policies.

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

Determining the appropriate valuation method and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock options in 2008 (excluding the Bioscrypt assumed stock options) and 2007:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Expected common stock price volatility	52%	61%	52%	65%
Risk free interest rate	4.1%	4.3%	4.2%	4.3%
Expected life of options	6.2 Years	6.3 Years	5.9 Years	6.3 Years
Expected annual dividends	—	—	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. In the second quarter of 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects volatility. The expected life of options are calculated pursuant to the guidance from Staff Accounting Bulletin No. 107. The Company estimated forfeitures are based on historical rates. The risk free interest rate is based on the applicable treasury security whose term approximates the expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are determined to be necessary.

Stock-based compensation expense was $3.5 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and includes $0.1 million related to restricted stock for both periods and $0.4 million and $0.1 million of retirement contributions paid in common stock, respectively. Stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $6.6 million and $5.2 million, respectively, and includes $0.1 million and $0.2 million of restricted stock, respectively, and $0.5 million and $0.1 million, respectively, of retirement contributions paid in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following tables presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Cost of revenues	$293	$209	$559	$420
Research and development	407	260	870	557
Sales and marketing	463	492	929	964
General and administrative	2,339	1,553	4,205	3,300

	$3,502	$2,514	$6,563	$5,241

Computation of Net Income (Loss) per Share

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of diluted common and common equivalent shares outstanding during the period.

The basic and diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period. The impact of approximately 5.3 million and 5.4 million common equivalent shares for the three and six month periods ended June 30, 2008, respectively, and the impact of approximately 4.8 million and 4.7 million common equivalent shares for the three and six month period ended June 30, 2007, respectively, were not reflected in the net income (loss) per share calculations as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes for the three and six month periods ended June 30, 2008 and 2007 on diluted earnings per share utilizing the “if converted” method. For the three and six month periods ended June 30, 2008 and 2007, the effect was antidilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes.

Basic and diluted net income (loss) per share calculations for the three and six month periods ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net income (loss)	$3,182	$(1,197)	$1,297	$(10,028)

Average common shares outstanding:
Basic	74,019	71,257	73,085	71,895
Effect of dilutive stock options and warrants	797	—	676	—

Diluted	74,816	71,257	73,761	71,895

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.02	$(0.14)

Diluted	$0.04	$(0.02)	$0.02	$(0.14)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides guidance about the location and amounts of derivative instruments disclosed in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Derivatives Implementation; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company is evaluating the impact of this standard on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, that significantly impacts the accounting for the Convertible Notes. The FSP requires that convertible debt be separated into debt and equity components at issuance. The value assigned to the Convertible Notes is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the Convertible Notes cash proceeds and its assigned value would be recorded as a debt discount and amortized to interest expense over the life of the Convertible Notes. Although the FSP will have no impact on the actual past or future cash flows from the Convertible Notes, it will result in recording a significant amount of non-cash interest expense as the debt discount is amortized. The FSP is effective for years beginning after December 31, 2008 and will require retrospective application. Early application is prohibited.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. The Company has not completed its evaluation of the effects, if any, that SFAS No. 162 may have, but does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

3.	STOCK OPTIONS

Stock Options

The following table summarizes the stock option activity from January 1, 2008 through June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2008	7,528,106	$15.02
Granted	375,955	14.24
Assumed stock options — Bioscrypt	256,228	31.25
Exercised	(109,680)	7.32
Canceled/expired/forfeited	(308,230)	19.74

Outstanding at June 30, 2008	7,742,379	$15.40	6.60	$9,470,272

Vested or expected to vest at June 30, 2008(1)	5,853,239	$15.40	6.60	$7,159,526

Exercisable at June 30, 2008	4,304,741	$14.35	4.99	$9,248,594

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as of June 30, 2008 was $28.0 million and will be amortized over a weighted average period of 2.6 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0.4 million and $0.5 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

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

The provision for income taxes for 2008 is based on the consolidated annual estimated effective tax rate for 2008 of 43.0%. The income tax provision for the three and six months ended June 30, 2007 includes approximately $1.2 million and $2.3 million, respectively, which represent the aggregate increase in the deferred tax asset resulting from losses incurred for income tax purposes and a full valuation allowance against such deferred tax asset. Pursuant to SFAS No. 109, such provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision for 2007 periods comprises foreign and state income tax expense.

5.	RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC and Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, own approximately 9.8%, and 2.7%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and

President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. During the three months and six months ended June 30, 2008 and 2007, $0.1 million and $0.1 million, and $0.1 million, $0.1 million, respectively, was paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $0.1 million and $0.1 million for the three months and six months ended June 30, 2008 and $0.1 million and $0.1 million for the three and six months ended June 30, 2007, respectively.

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

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company, which is estimated at $0.7 million annually. For the three months and six months ended June 30, 2008 and 2007, the Company incurred costs of $0.2 million and $0.4 million and $0.2 million and $0.4 million, respectively.

In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns Companies, Inc. (“Bear Stearns”) pursuant to which Bear Stearns would provide financial advisory services related to the merger through August 2008. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications was an executive and senior investment banker at Bear Stearns involved with the engagement and a former employee of Bear Stearns has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns received $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

Bear Stearns is party to the revolving credit agreement under which it was paid $0.2 million and $0.5 million in interest for the three months and six months ended June 30, 2008 and $0.2 million and $0.6 million for the three months and six months ended June 30, 2007, respectively. Bear Stearns share of borrowings outstanding at June 30, 2008 approximated $20.5 million. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012.

Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of 2 cents per share.

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

In connection with the acquisition of Integrated Biometric Technology, Inc. (“IBT”) in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 280,000 are currently exercisable and 160,000 will become exercisable if IBT achieves a specified level of operating performance.

In December 2005, Aston completed a $100 million investment in and became the beneficial owner of more than 5% of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, which are fully exercisable and expire in December 2008.

On June 29, 2008, the Company entered into an amended and restated agreement to acquire the Secure ID business of Digimarc Corporation (“Digimarc”) in a cash transaction valued at approximately $310.0 million pursuant to a tender offer commenced on July 3, 2008. The acquisition is expected to be funded with borrowings under an amended and restated credit facility and proceeds from the issuance of $120.0 million of equity to private investors, including up to $35.0 million from Mr. Robert V. LaPenta, the Company’s Chairman, President and Chief Executive Officer. Digimarc’s stockholders will also receive shares in a new company bearing the Digimarc name and holding Digimarc’s digital watermarking business as well as the cash of Digimarc. The Company’s obligation to pay for shares in the tender offer remains subject to customary closing conditions and the spin-off of Digimarc’s digital watermarking business or the transfer of such business to a trust pending the effectiveness of a registration statement filed with the Securities and Exchange Commission, and is expected to close in the second half of 2008.

6.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, establishes standards for reporting information regarding reportable and operating segments. Operating segments are defined as components of a company which the chief operating decision maker evaluates regularly in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two reportable segments, the Identity Solutions segment and the Services segment. The Identity Solutions segment provides solutions that enable governments, law enforcement agencies, and commercial businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services segment provides fingerprinting enrollment services to government, civil, and commercial customers, as well as comprehensive government consulting, training, network security, technology development, and information technology solutions to the U.S. intelligence community.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. The segment information for 2007 has been reclassified to reflect the integration of ComnetiX’s products business into the Identity Solutions segment and its fingerprinting services business into the Services segment. The effects of the reclassification were not material to the segment information. Operating results by segment, including allocation of corporate expenses, for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Identity Solutions:
Revenues	$73,784	$55,966	$121,845	$93,310
Gross profit	29,671	21,291	43,960	31,263
Operating income (loss)	4,747	1,964	1,434	(5,379)
Depreciation and amortization expense	8,053	8,243	15,557	16,250
Services:
Revenues	71,168	34,133	139,102	66,796
Gross profit	17,955	6,460	35,020	13,845
Operating income	3,302	146	7,536	1,476
Depreciation and amortization expense	2,168	1,117	4,337	2,169
Consolidated:
Revenues	144,952	90,099	260,947	160,106
Gross profit	47,626	27,751	78,980	45,108
Operating income (loss)	8,049	2,110	8,970	(3,903)
Depreciation and amortization expense	10,221	9,360	19,894	18,419

	As of
	June 30, 2008
	Total Assets	Goodwill

Identity Solutions	$1,065,988	$823,739
Services	371,100	261,838
Corporate	65,847	—

	$1,502,935	$1,085,577

Corporate assets consist mainly of cash and cash equivalents, deferred financing costs and deferred tax assets. Revenues by market are as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

State and local	$34,173	$28,661	$64,927	$57,218
Federal	103,484	57,883	185,420	98,188
Commercial	7,295	3,555	10,600	4,700

	$144,952	$90,099	$260,947	$160,106

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Six months ended		Total assets as of
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007

United States	$132,243	$82,542	$240,196	$144,018	$1,449,814	$1,388,025
Rest of the World	12,709	7,557	20,751	16,088	53,121	57,620

	$144,952	$90,099	$260,947	$160,106	$1,502,935	$1,445,645

For the three month and six month periods ended June 30, 2008, two Federal Government agencies accounted for 30% and 30% of consolidated revenues, respectively. For the three month and six month periods ended June 30, 2007, two Federal Government agencies accounted for 32% and 30% of consolidated revenues, respectively. As of June 30, 2008, the Company had an accounts receivable balance of approximately $15.3 million from one Federal Government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of June 30, 2007, two Federal Government agencies were the only customers that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $20.9 million.

7.	ACQUISITIONS

2008 Acquisitions

Digimarc

On June 29, 2008, the Company entered into an amended and restated merger agreement with Digimarc. The agreement contemplates the Company’s acquisition of Digimarc, consisting solely of its secure ID business, following the spin-off of its digital watermarking business. Pursuant to the amended and restated merger agreement on July 3, 2008, the Company commenced a tender offer for all outstanding shares of Digimarc for $12.25 per share. Digimarc and L-1 also agreed that if the aggregate price paid to Digimarc stockholders for 100% of the issued and outstanding capital stock of Digimarc exceeds $310.0 million, then the new company holding Digimarc’s digital watermarking business will pay L-1 a cash amount equal to the excess at the closing of the merger. Conversely, if the aggregate price paid is less than $310.0 million, then Digimarc, as a wholly-owned subsidiary of L-1, will pay the new company a cash amount equal to the shortfall at the closing of the merger. The tender offer and acquisition transaction is expected to be funded with proceeds from borrowings under an amended and restated credit facility and proceeds from the issuance of $120.0 million of equity to private investors, including up to $35.0 million from Mr. Robert V. LaPenta, the Company’s Chairman, President and Chief Executive Officer. Digimarc stockholders will also receive shares in the new company that will hold Digimarc’s digital watermarking business and the cash of Digimarc.

The results of operations of all consummated acquisitions described below have been included in the condensed consolidated financial statements from their respective dates of acquisition.

Bioscrypt

On March 5, 2008, the Company acquired Bioscrypt Inc. (“Bioscrypt”), a provider of enterprise access control solutions headquartered in Markham, Canada. Under the terms of the definitive agreement, the Company issued approximately 2.5 million shares. Certain shareholders of Bioscrypt have exercised their dissenting shareholder rights under Canadian law and will receive cash. In addition the Company assumed all Bioscrypt stock options outstanding at the effective date of the acquisition (approximately 252,656 options). The Company has valued the assumed Bioscrypt stock options consistent with our valuation methodology of stock options issued by the Company. Bioscrypt is included in the Identity Solutions segment.

The aggregate purchase price of Bioscrypt was approximately $36.9 million, including an estimated $1.7 million of liabilities to dissenting shareholders and direct acquisition costs, and stock options valued at $1.4 million. The Company acquired Bioscrypt for its leadership position in Biometric physical access control, its global customer base, its offerings that complement the Company’s existing offerings and expected cost and revenue synergies. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(8,508)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	12,357
Goodwill	26,769

$36,938

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

2007 Acquisitions

McClendon

On July 13, 2007, the Company acquired McClendon Corporation (“McClendon”). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock for a total consideration of $66.0 million, plus a $1.0 million adjustment based on McClendon’s closing working capital. The number of shares issued were determined based on an average for a specified period prior to closing. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio. McClendon is included in the Services segment.

The aggregate purchase price of McClendon was approximately $68.8 million, including a working capital adjustment of $1.0 million and $1.8 million of direct acquisition costs. Substantially all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$607
Other current assets	7,399
Other assets	421
Current liabilities	(4,045)
Note payable — long-term	(67)
Deferred tax liability	(8,222)
Intangible assets	17,900
Goodwill	54,768

$68,761

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

ACI

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (“ACI”), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, plus a $0.5 million adjustment based on ACI’s closing working capital. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2008, the Company will make additional payments of a maximum amount of $3.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services segment.

The aggregate purchase price of ACI was approximately $73.3 million, including a working capital adjustment of $0.5 million and $1.3 million of direct acquisition costs, substantially all of which was funded by borrowings under the Company’s revolving credit facility. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$2,259
Other current assets	9,488
Other assets	137
Current liabilities	(6,204)
Long-term liabilities	(143)
Intangible assets	18,000
Goodwill	49,773

$73,310

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

ComnetiX

On February 22, 2007, the Company consummated the acquisition of ComnetiX Inc. (“ComnetiX”), for approximately $17.8 million in cash. ComnetiX offers biometric identification solutions for use in areas such as applicant screening, financial services, health care, transportation, airlines and airports, casinos and gaming, and energy and utilities. ComnetiX is also a leading applicant fingerprinting services company in Canada, with a chain of ten offices. In addition, ComnetiX has established more than 40 applicant fingerprinting services locations throughout the United States. The fingerprinting services business has been integrated with our IBT business and is included in the Services segment. The biometric identification solutions business is included in the Identity Solutions segment.

The aggregate purchase price of ComnetiX was approximately $18.9 million, including $1.1 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. The purchase price has been allocated as follows (in thousands):

Current assets	$4,536
Other assets	491
Current liabilities	(5,808)
Note payable — long-term	(50)
Intangible assets	4,724
Goodwill	15,046

$18,939

None of the goodwill is deductible for income tax purposes.

Pro Forma Information

The following gives pro forma effect to the acquisitions of Bioscrypt, ACI, McClendon and ComnetiX as if they had occurred at the beginning of each period presented (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$144,952	$119,027	$263,704	$217,293
Net income (loss)	3,182	(5,451)	(3,303)	(17,911)
Basic and diluted income (loss) per share	0.04	(0.07)	(0.04)	(0.24)

The pro forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions of Bioscrypt, ACI, McClendon and ComnetiX been consummated on the dates indicated.

The pro forma results of operations include direct transaction costs, severance costs and other costs incurred by the acquired companies of $3.7 million for the six months ended June 30, 2008.

8.	ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	June 30,	December 31,
	2008	2007

Purchased parts and materials	$18,769	$12,772
Work in progress	548	386
Finished goods	7,594	8,376

Total Inventory	$26,911	$21,534

Approximately $2.2 million and $3.5 million of inventory were maintained at customer sites at June 30, 2008 and December 31, 2007, respectively.

Property and equipment (in thousands):

	June 30,	December 31,
	2008	2007

System assets	$50,080	$52,101
Computer and office equipment	8,348	9,213
Machinery and equipment	6,115	2,467
Leasehold improvements	1,933	1,693
Other — including tooling and demo equipment	3,968	3,991

	70,444	69,465
Less accumulated depreciation and amortization	43,243	46,014

Property and equipment, net	$27,201	$23,451

For the three months ended June 30, 2008 and 2007, depreciation and amortization expense of property and equipment was $3.1 million and $2.4 million, respectively. For the six months ended June 30, 2008 and 2007, depreciation and amortization expense of property and equipment was $6.1 million and $4.5 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the six months ended June 30, 2008 (in thousands):

	Identity
	Solutions	Services	Total

Balance as of January 1, 2008	$784,595	$269,675	$1,054,270
Reclassification of ComnetiX products business	9,779	(9,779)	—
Bioscrypt acquisition	26,769	—	26,769
Currency translation adjustment	1,963	(184)	1,779
Contingent consideration paid	—	1,845	1,845
Other	633	281	914

	$823,739	$261,838	$1,085,577

During the six months ended June 30, 2008, the Company made an earnout payment pursuant to the 2006 SpecTal purchase agreement of $1.8 million which resulted in an increase in goodwill.

Intangible Assets (in thousands):

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles assets:
Completed technology	$122,309	$(35,929)	$121,207	$(27,210)
Core technology	5,600	(2,592)	5,600	(2,015)
Trade names and trademarks	30,584	(3,463)	28,514	(2,456)
Customer contracts and relationships	77,889	(21,190)	65,583	(15,808)

	236,382	(63,174)	220,904	(47,489)
Other intangible assets	16,168	(3,233)	14,166	(3,344)

	$252,550	$(66,407)	$235,070	$(50,833)

Amortization of intangible assets was $7.1 million and $13.8 million for the three months and six months ended June 30, 2008, respectively. For the three months and six months ended June 30, 2007,

amortization of intangible assets was $7.0 million and $13.9 million, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $14.4 million, $25.7 million, $23.7 million, $22.6 million, $21.3 million and $65.5 million.

Products and Services Revenues:

The following represents details of the products and services for revenues for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Federal Government services	$52,360	$18,890	$102,575	$36,916
Hardware and consumables	42,290	35,246	66,801	55,039
State and local government services	27,122	22,612	52,683	44,695
Software and licensing fees	10,387	5,826	12,991	7,106
Maintenance	6,275	5,719	12,770	11,334
Other products and services	6,518	1,806	13,127	5,016

Total revenues	$144,952	$90,099	$260,947	$160,106

Comprehensive Income (Loss):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net income (loss)	$3,182	$(1,197)	$1,297	$(10,028)
Translation gain	609	1,088	1,902	1,190

Comprehensive income (loss)	$3,791	$(109)	$3,199	$(8,838)

9.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$175,000
Borrowings under revolving credit agreement	88,000	84,000

	$263,000	$259,000

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of convertible senior notes (the “Convertible Notes” or “Notes”) with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or common stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. Pursuant to the provisions of SFAS No. 133, EITF 90-19 and EITF 01-06, the embedded conversion feature has not been deemed a derivative since the conversion feature is indexed to Company’s stock and would be classified as equity.

The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to

$32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price the Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after June 30, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) by and among the Company, Bank of America, N.A. (the “Bank”), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. The proceeds from the convertible note offering were used to repay the outstanding balance of the revolving credit facility. The amount available under the revolving credit facility is reduced by letters of credit of $8.1 million. At June 30, 2008, the Company had approximately $53.9 million available under the revolving credit facility. At June 30, 2008, the variable interest rates ranged from 4.0% to 4.2%.

Amounts borrowed under the Agreement bear interest for any interest period (as defined in the Agreement) at the British Bankers Association LIBOR Rate, plus a margin of 1.75% (subject to adjustment to a minimum margin of 1.50% and a maximum margin of 2.00% based on the Company’s indebtedness to EBITDA ratio described below), and must be repaid on or before October 19, 2011. The Company also has the option to borrow at a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, with respect to base rate loans plus the margin described above. If the Company has not borrowed all available amounts under the facility, it must pay a commitment fee of 0.375% per annum on such unutilized amounts. At June 30, 2008, debt outstanding under the Agreement amounted to $88.0 million.

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At June 30, 2008 the ratio was 6.41.00.

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:1.00 at June 30, 2008 and September 30, 2008, (ii) 4.25: 1.00 at September 30, 2008, and (iii) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At June 30, 2008 the ratio was 1.25:1.00.

Under the terms of the Agreement, L-1 Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200.0 million and the Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits the Company’s ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of $300.0 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At June 30, 2008, the Company was in compliance with these covenants.

As of June 30, 2008, the Company has approximately $53.9 million available under its revolving credit facility and under the agreement to purchase Digimarc, the Company is required to pay $310.0 million in cash. On June 29, 2008, the Company received a commitment letter for up to $350.0 million of debt financing from Bank of America, N.A. and Wachovia Bank, N.A. which the company expects will be increased up to $435 million consisting of (1) a senior secured term loan facility in an aggregate principal amount of up to $300.0 million with a term of five years, and (2) a senior secured revolving credit facility in an aggregate principal amount of $135.0 million. The proceeds of borrowings under the senior secured facilities will be used (a) to finance, in part, the payment of the purchase price of Digimarc, the repayment of the above referred revolving credit facility and the payment of fees and expenses incurred in connection with the acquisition of Digimarc, (b) to provide ongoing working capital and (c) for other general corporate purposes of the Company. The debt financing commitments are conditioned on the completion of the Digimarc acquisition, as well as other customary conditions, including the negotiation, execution and delivery of definitive documentation and the completion of $120.0 million of equity financings described herein. Borrowings under the senior secured credit facilities are expected to bear interest a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum. L-1 also expects to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility will require quarterly principal payments beginning at 5.0% of the outstanding borrowings under the senior secured term loan facility for the initial year, increasing over the duration of the senior secured term loan facility. All obligations of L-1 Operating Company under the senior secured credit facilities are expected to be guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned material subsidiaries (subject to certain exceptions).

In connection with the acquisition of Digimarc, L-1 entered into private placement securities purchase agreements, which would provide L-1 with up to $120.0 million of proceeds from the sale of its equity securities. Under the terms of the agreements, L-1 is obligated to apply all net proceeds from the sale of its securities to fund the acquisition of Digimarc. L-1 entered into agreements with two institutional investors pursuant to which L-1 agreed to sell to the investors shares of L-1 common stock. Subject to the terms and conditions set forth in the agreements, these institutional investors have committed to purchase shares of L-1 common stock for an aggregate purchase price of $85.0 million, which may be increased to $95.0 million. L-1 also entered into an agreement with Mr. Robert V. LaPenta, the Chairman and Chief Executive Officer of L-1, dated June 29, 2008, pursuant to which L-1 agreed to sell to Mr. LaPenta shares of L-1 non-voting common stock and L-1 non-voting preferred stock. Subject to the terms and conditions set forth in the agreement with Mr. LaPenta, Mr. LaPenta committed to purchase shares of L-1 common stock and L-1 preferred stock for an aggregate price of $25.0 million, which may be increased prior to closing to up to $35.0 million at the sole discretion of Mr. LaPenta.

Pursuant to the terms of each of the agreements, each investor, including Mr. LaPenta, had an option, exercisable following the close of business on June 30, 2008, to purchase shares of L-1 common stock for either (1) a per share price of $12.9543 (representing a 4% discount to the volume weighted-average price of a share of L-1 common stock on June 30, 2008, as reported by Bloomberg Financial Markets) or (2) a per share price of $13.19, together with a contractual price protection right to receive additional shares of L-1 common stock if the volume weighted-average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 was less than $13.19. The investors other than Mr. LaPenta elected option (1) above, accordingly, upon consummation of the transactions contemplated by their respective agreements, they would purchase an aggregate of 6,561,528 common shares. Mr. LaPenta elected option (2) above, which entitled him to the contractual price protection right to receive additional shares of L-1 preferred stock as described above. Accordingly, upon consummation of the transaction, Mr. LaPenta would purchase 750,000 shares of L-1 non-voting common stock for $13.19 per share and 15,107 shares of L-1 non-voting preferred stock for $1,000 per share. Pursuant to the terms of the price protection right, Mr. LaPenta may receive up to 2,185 additional shares of L-1 preferred stock (assuming an aggregate purchase price of $25.0 million).

If any agreement is terminated, with limited exceptions, each of the institutional investors will have the option to purchase shares of L-1 common stock at a price of $12.90 per share. The option will remain exercisable for 15 business days from the date of the termination. The investors would be entitled to purchase up to an aggregate 1,098,138 shares of L-1 common stock following a termination within 90 days from the date of the agreement, and up to 1,647,286 shares of L-1 common stock upon a later termination.

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

In January 2004, LG Electronics USA, Inc. (“LGE USA”) and LG Electronics, Inc., (“LGE”) a Korean corporation (LGE USA and LGE, together, “LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases were consolidated into one action in New Jersey federal court. Iridian vigorously denied all of LG’s claims and counterclaimed for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG replied to Iridian’s counterclaims and asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. The court subsequently allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and to assert claims against L-1 and SecuriMetrics as defendants. Iridian subsequently requested to assert additional counterclaims against LG, which request remained pending while the Court conducted mediation with all parties in an effort to reach settlement terms. On May 1, 2008, the Company settled the litigation, which resolves all historical issues and disputes among the parties and dismisses with prejudice the pending litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LGE USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian assigned to LGE its “IRISACCESS” trademark which was determined to have minimal value to the Company.

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

12.	SUBSEQUENT EVENT

On August 1, 2008 the Company accepted approximately 19,767,699 shares of Digimarc common stock validly tendered and not withdrawn, pursuant to its tender offer, representing approximately 79 percent of the issued and outstanding shares of Digimarc common stock. Also the Company’s wholly owned subsidiary, Dolomite Acquisition Co., commenced a subsequent offering period to acquire all of the remaining outstanding shares of common stock of Digimarc not tendered into the offer. The subsequent offering period will expire at 5:00 p.m., New York City time, on Friday, August 8, 2008, unless otherwise extended. Following the expiration of the subsequent offering period, L-1 expects that it will acquire all of the remaining outstanding shares of Digimarc common stock through a merger. With the purchase of shares in the offer, L-1 has sufficient voting power to approve the merger without the affirmative vote of any other Digimarc stockholder. As a result of this merger, Digimarc will be come a wholly-owned subsidiary of L-1, and each outstanding share of Digimarc common stock will be cancelled and (except for shares held by L-1 or its subsidiaries or shares for which appraisal rights are properly demanded) will be converted into the right to receive the same consideration, without interest, received by holders who tendered into the Offer.

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

The market for identity protection solutions has continued to develop at a rapid pace. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions. We evaluate our business primarily through financial metrics such as revenues, operating income (loss) and earnings before interest, income taxes, depreciation and amortization, asset impairments and in-process research and development charges, and stock-based compensation expense (“Adjusted EBITDA”), as well as free cash flow.

Our revenues increased to $145.0 million and $260.9 for the three and six months ended June 30, 2008, respectively, from $90.1 million and $160.1 million for the three and six months ended June 30, 2007. Our net income for the three months and six months ended June 30, 2008 was $3.2 million and $1.3 million, respectively, compared to net losses of $1.2 million and $10.0 million for the three months and six months ended June 30, 2007, respectively.

Sources of Revenues

Our Secure Credentialing Division, formerly known as “Viisage”, generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from solutions using biometric technologies of other divisions. The division is included in our Identity Solutions segment.

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

Our SecuriMetrics, Inc. (“SecuriMetrics”)/Iridian Technologies, Inc. (“Iridian”) division, historically included in our Identity Solutions segment, is being integrated with the Biometric division and generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary multi-biometric capture devices bundled together with our proprietary software and other biometric technologies, as well as sales of licenses and software.

Our Bioscrypt Inc, (“Bioscrypt”) division generates revenues from the sales of biometric access control units and technologies. In addition, Bioscrypt’s VeriSoft software application is included on personal computers and its 3D facial recognition technology is used by the largest casino in the world. Bioscrypt is included in the Identity Solutions segment.

Our ComnetiX Inc. (“ComnetiX”) division, which was acquired on February 21, 2007, provides fingerprinting biometric authentication and identification solutions and enrollment services. In 2007, the division was included in our Services segment. Effective 2008, the company separated the biometric authentification and identification business of ComnetiX and integrated it with the Biometrics division of our Identity Solutions segment. The enrollment services business of ComnetiX is now integrated with the IBT division, included in our Services segment.

Our Integrated Biometric Technology, Inc. (“IBT”) division, included in our Services segment, generates revenues through the sales of enrollment and background screening products and services.

Our SpecTal, LLC (“SpecTal”) division, included in our Services segment, provides comprehensive security consulting services to U.S. government intelligence agencies.

Our McClendon LLC (“McClendon”) division, included in our Services segment, provides technical and professional services to the U.S. intelligence and military communities.

Our Advanced Concepts, Inc. (“ACI”) division, included in our Services segment, provides information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities.

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

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2007 include:

•	Our March 2008 acquisition of Bioscrypt, which provides enterprise access control to over 400 global customers and its VeriSoft software application is now included on personal computers. In addition, its 3D facial recognition is used by the largest casino in the world to provide access control.

•	Our July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence military communities;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

The acquisitions have resulted in the consolidation of certain marketing resources, corporate functions of the separate entities in Stamford, Connecticut, and are expected to have a continuing material effect on our operations resulting from, but not limited to:

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

Reportable Segments and Geographic Information

We operate in two reportable segments, the Identity Solutions segment and the Services segment. During the first quarter of 2008, we integrated the authentication and identification business of ComnetiX in the Identity Solutions segment and the fingerprinting services business in the Services segment. Accordingly, the segment data for the three and six months ended June 30, 2007 has been reclassified to conform to the current presentation. The effects of the reclassification were not material to the segment information. We measure segment performance based on revenues, operating income (loss) and Adjusted EBITDA and free from cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Identity Solutions:
Revenues	$73,784	$55,966	$121,845	$93,310
Gross Profit	29,671	21,291	43,960	31,263
Operating (Loss)	4,747	1,964	1,434	(5,379)
Adjusted EBITDA	16,011	12,040	21,204	14,706
Depreciation and Amortization Expense	8,053	8,243	15,557	16,250
Services:
Revenues	71,168	34,133	139,102	66,796
Gross Profit	17,955	6,460	35,020	13,845
Operating Income	3,302	146	7,536	1,476
Adjusted EBITDA	6,534	2,017	13,988	5,098
Depreciation and Amortization Expense	2,168	1,117	4,337	2,169
Consolidated:
Revenues	144,952	90,099	260,947	160,106
Gross Profit	47,626	27,751	78,980	45,108
Operating Income (Loss)	8,049	2,110	8,970	(3,903)
Adjusted EBITDA	22,545	14,057	35,192	19,804
Depreciation and Amortization Expense	10,221	9,360	19,894	18,419

Revenues by market for the three and six months ended June 30, 2008 and June 30, 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

State and local	$34,173	$28,661	$64,927	$57,218
Federal	103,484	57,883	185,420	98,188
Commercial	7,295	3,555	10,600	4,700

	$144,952	$90,099	$260,947	$160,106

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

United States	$132,243	$82,542	$240,196	$144,018
Rest of the World	12,709	7,557	20,751	16,088

	$144,952	$90,099	$260,947	$160,106

We use Adjusted EBITDA as a non-GAAP financial performance measurement for segments. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, intangible asset impairments, in-process research and development charges, and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business before and after the adoption of SFAS No. 123 (R) and to assess the relative underlying performance of businesses with different capital and tax structures. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, intangible asset impairments and in-process research and development charges, as well as non-operating charges for interest-net and income taxes, investors can evaluate our operations and can compare our results on a more consistent basis to the results of other companies in the industry. Management also uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, and evaluate performance of our business units and management.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net Income (Loss)	$3,182	$(1,197)	$1,297	$(10,028)
Reconciling Items:
Provision for Income Taxes	2,442	1,208	979	2,295
Interest — net	3,198	2,172	6,459	3,877
Stock-Based Compensation	3,502	2,514	6,563	5,241
Depreciation and Amortization	10,221	9,360	19,894	18,419

Adjusted EBITDA	$22,545	$14,057	$35,192	$19,804

For the three month and six month periods ended June 30, 2008, two Federal Government agencies accounted for 30% and 30% of consolidated revenues, respectively. For the three month and six month periods ended June 30, 2007, two Federal Government agencies accounted for 32% and 30%

of consolidated revenues, respectively. As of June 30, 2008, the Company had an accounts receivable balance of approximately $15.3 million from one Federal Government agency which was the only customer that had a balance of greater than 10% of consolidated accounts receivable. As of June 30, 2007, two Federal Government agencies were the only customers that had a balance of greater than 10% of consolidated accounts receivable, which was approximately $20.9 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The 2008 results of operations were affected by the July 2007 acquisitions of ACI and McClendon and the March 2008 acquisition of Bioscrypt (collectively the “Acquisitions”).

Revenues

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$144,952	$90,099	$260,947	$160,106

Revenues were approximately $145.0 million for the three months ended June 30, 2008 compared to approximately $90.1 million for the three months ended June 30, 2007. Revenues were approximately $260.9 million for the six months ended June 30, 2008 compared to approximately $160.1 million for the six months ended June 30, 2007. Included in the results for the three months and six months ended June 30, 2008 were $31.4 million and $58.3 million, respectively, related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $23.5 million and $42.5 million, or 26% and 27%, for the three month and six month periods compared to the prior year periods. The increase from the prior year periods is due primarily to growth related to the Company’s government consulting services, demand for our passport and credentialing solutions to the U.S. State Department and U.S. Department of Defense and revenue from sales of multi-modal biometric solutions, licenses and software and enrollment and background screening services.

Cost of revenues and gross margins

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Cost of revenues	$91,049	$55,856	$169,789	$102,033
Amortization of acquired intangible assets	6,277	6,492	12,178	12,965

Total cost of revenues	$97,326	$62,348	$181,967	$114,998

Gross profit	$47,626	$27,751	$78,980	$45,108

Gross margin	33%	31%	30%	28%

Cost of revenues increased by $35.0 million and $67.0 million for the three months and six months ended June 30, 2008, respectively. The Acquisitions impacted the cost of revenues by $20.4 million and $38.6 million for the three months and six months ended June 30, 2008, respectively. Excluding the Acquisitions, total cost of revenues increased by $14.6 million and $28.4 million or 23% and 25% for the three months and six months compared to the corresponding periods in the previous year which is consistent with our increased revenues. Excluding the Acquisitions, gross margins were 32% and 29% for the three month and six month periods ended June 30, 2008, respectively, compared to 31% and 28%, respectively, in the prior year.

Included in the cost of revenues for the second quarter of 2008 was $6.3 million and $12.2 million for the first half of 2008 of amortization of acquired intangible assets, which decreased by approximately $0.2 million and $0.8 million from the prior year respective periods, reflecting additional amortization for the Acquisitions offset by lower amortization resulting from intangible asset impairments recorded in 2007. Amortization of acquired intangible assets reduced gross margins by 4% and 7% for the three months ended June 30, 2008 and 2007, respectively. Amortization of acquired intangible assets reduced gross margins by 5% and 8% for the six months ended June 30, 2008 and 2007, respectively.

Sales and marketing expenses

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Sales and marketing expenses	$8,999	$7,444	16,484	$12,904

As a percentage of revenues	6%	8%	6%	8%

Sales and marketing expenses increased by approximately $1.6 million and $3.6 million for the three months and six months ended June 30, 2008 from the prior year periods, of which the Acquisitions accounted for $1.2 million and $1.6 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $0.4 million and $2.0 million for the three months and six months ended June 30, 2008. These increases are attributable to additional investments made to expand our focus on U.S. government, state and local and international opportunities. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses. The decrease as a percentage of revenues reflects improved operating leverage of our cost structure.

Research and development expenses

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Research and development expenses	$6,509	$4,551	$11,842	$9,212

As a percentage of revenues	4%	5%	5%	6%

Research and development expenses increased by approximately $2.0 million and $2.6 million for the three months and six months ended June 30, 2008, respectively. The Acquisitions accounted for $0.9 million and $1.3 million for the three months and six months ended June 30, 2008, respectively. Excluding the impact of the Acquisitions, research and development expenses increased by $1.0 million and $1.3 million for the three months and six months ended June 30, 2008, respectively, as we continued to focus on the enhancing our credentialing and biometric solutions offerings. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues. Gross research and development expenditures aggregated $8.7 million and $16.8 million for the three and six months ended June 30, 2008, respectively, compared to $5.3 million and $11.1 million for the comparable periods in the prior year, respectively. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 14% and 12% for six months ended June 30, 2008 and 2007, respectively. Research and development expenses consist primarily of salaries, stock-based compensation and related personnel costs and other costs related to the design, development, testing and enhancement of our products.

General and administrative expenses

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

General and administrative expenses	$23,240	$12,946	$40,029	$26,027

As a percentage of revenues	16%	14%	15%	16%

General and administrative expenses increased by approximately $10.3 million and $14.0 for the three months and six months ended June 30, 2008, respectively, from the prior year periods, of which approximately $5.9 million and $11.5 million is due to the Acquisitions. Excluding the effects of the Acquisitions, for the three months and six months ended June 30, 2008, general and administrative expenses increased by $4.4 million and $2.5 million, respectively. The increase for the three months ended June 30, 2008 reflects severance costs of approximately $1.7 million, increases in stock-based compensation costs of $0.8 million, as well as increases in professional and other costs. The increase for the six months ended June 30, 2008 reflects severance costs of $2.0 million, increased stock-based compensation costs of $0.9 million and increased professional fees and adjustments to legal accruals no longer required. As a percentage of revenues, general and administrative expenses were 16% and 15% for the three and six months ended June 30, 2008, respectively, as compared to 14% and 16% to the corresponding periods in the prior year, respectively. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Amortization of acquired intangible assets

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Amortization of acquired intangible assets	$829	$700	$1,655	$868

Amortization expense of acquired intangible assets increased for the three months and six months ended June 30, 2008 from the comparable periods in the prior year due to the Acquisitions.

Interest income and expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Interest income	$64	$99	$135	$166
Interest expense	(3,262)	(2,271)	(6,594)	(4,043)

Net interest expense	$(3,198)	$(2,172)	$(6,459)	$(3,877)

For the three and six months ended June 30, 2008, net interest expense increased by approximately $1.0 million and $2.6 million as a result of the issuance of the senior convertible notes in May 2007 and borrowings under our revolving credit facility incurred, primarily to fund the Acquisitions.

Other income (expense), net

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Other income (expense), net	$773	$73	$(235)	$47

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases and decreases in other income, net are related primarily to changes in the value of the US dollar relative to the Japanese yen during the periods.

Income Taxes

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Income taxes expense	$2,442	$1,208	$979	$2,295

The provision for income taxes for 2008 is based on the estimated annual effective tax rate of 43.0%. The provision for 2007 reflects the impact of tax deductible goodwill on the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2008, excluding current deferred income taxes, we had $38.6 million of working capital including $8.4 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our on going liquidity needs. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet, at a minimum, our operating and debt service requirements for the next 12 months. However, we will require additional financing to further implement our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.”

As of June 30, 2008, the Company has approximately $53.9 million available under its revolving credit facility and under the agreement to purchase Digimarc, we are required to pay $310.0 million in cash. On June 29, 2008, the Company received a commitment letter for up to $350.0 million of debt financing from Bank of America, N.A. and Wachovia Bank, N.A., which the Company expects will be increased to $435 million, consisting of (1) a senior secured term loan facility in an aggregate principal amount of up to $300.0 million with a term of five years, and (2) a senior secured revolving credit facility in an aggregate principal amount of $135.0 million. The proceeds of borrowings under the senior secured facilities will be used (a) to finance, in part, the payment of the purchase price of Digimarc, the repayment of the above referred revolving credit facility and the payment of fees and expenses incurred in connection with the acquisition of Digimarc, (b) to provide ongoing working capital and (c) for other general corporate purposes of the Company. The debt financing commitments are conditioned on the completion of the Digimarc acquisition, as well as other customary conditions, including the negotiation, execution and delivery of definitive documentation and the completion of $120.0 million of equity financings described herein. Borrowings under the senior secured credit facilities are expected to bear interest a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum. L-1 also expects to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility will require quarterly principal payments beginning at 5.0% of the outstanding borrowings under the senior secured term loan facility for the initial year, increasing over the duration of the senior secured term loan facility. All obligations of L-1 Operating Company under the senior secured credit facilities are expected to be guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned material subsidiaries (subject to certain exceptions).

In connection with the acquisition of Digimarc, L-1 entered into private placement securities purchase agreements, which would provide L-1 with up to $120.0 million of proceeds from the sale of its equity securities. Under the terms of the agreements, L-1 is obligated to apply all net proceeds from the sale of its securities to fund the acquisition of Digimarc. L-1 entered into agreements with two institutional investors pursuant to which L-1 agreed to sell to the investors’ shares of L-1 common stock. Subject to the terms and conditions set forth in the agreements, as amended, these institutional investors have committed to purchase shares of L-1 common stock for an aggregate purchase price of $85.0 million, which may be increased to $95.0 million. L-1 also entered into an agreement with Mr. Robert V. LaPenta, the Chairman and Chief Executive Officer of L-1, dated June 29, 2008, pursuant to which L-1 agreed to sell to Mr. LaPenta shares of L-1 non-voting common stock and L-1 non-voting preferred stock. Subject to the terms and conditions set forth in the agreement with Mr. LaPenta, Mr. LaPenta committed to purchase shares of L-1 common stock and L-1 preferred stock for an aggregate price of $25.0 million, which may be increased prior to closing to up to $35.0 million at the sole discretion of Mr. LaPenta.

Pursuant to the terms of each of the agreements, each investor, including Mr. LaPenta, had an option, exercisable following the close of business on June 30, 2008, to purchase shares of L-1 common stock for either (1) a per share price of $12.9543 (representing a 4% discount to the volume weighted-average price of a share of L-1 common stock on June 30, 2008, as reported by Bloomberg Financial Markets) or (2) a per share price of $13.19, together with a contractual price protection right to receive additional shares of L-1 common stock if the volume weighted-average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 was less than $13.19. The investors other than Mr. LaPenta elected option (1) above; accordingly, upon consummation of the transactions contemplated by their respective agreements, they would purchase an aggregate of 6,561,528 common shares. Mr. LaPenta elected option (2) above, which entitled him to the contractual price protection right to receive additional shares of L-1 preferred stock as described above. Accordingly, upon consummation of the transaction, Mr. LaPenta would purchase 750,000 shares of L-1 non-voting common stock for $13.19 per share and 15,107 shares of L-1 non-voting preferred stock for $1,000 per share. Pursuant to the terms of the price protection right, Mr. LaPenta may receive up to 2,185 additional shares of L-1 preferred stock (assuming an aggregate purchase price of $25.0 million).

The purchase of shares by the investors remains subject to the closing conditions set forth in each of their respective agreements, which include, among other customary conditions the satisfaction or waiver (subject to investor consent) of the conditions to the acceptance of shares by L-1 of the merger with Digimarc; the performance of L-1’s covenants in all material respects and the absence of any breach of representations and warranties, except as would not reasonably be expected to have a material adverse effect on L-1 and Digimarc, considered as a combined entity; the availability of the private placement exemption for the purchase and sale of the shares and delivery of customary legal opinions; and the filing of a “shelf” registration statement with the SEC with respect to the purchased shares of L-1 common stock.

If any agreement is terminated, with limited exceptions, each of the institutional investors will have the option to purchase shares of L-1 common stock at a price of $12.90 per share. The option will remain exercisable for 15 business days from the date of the termination. The investors would be entitled to purchase up to an aggregate 1,098,138 shares of L-1 common stock following a termination within 90 days from the date of the agreement, and up to 1,647,286 shares of L-1 common stock upon a later termination.

Pursuant to the agreement with Mr. LaPenta, L-1 will ask for stockholder approval of the conversion of Mr. LaPenta’s L-1 preferred stock into shares of L-1 common stock at L-1’s next annual meeting of stockholders. If such approval is obtained, the shares of L-1 preferred stock will be converted into shares of L-1 common stock at a conversion price of $13.19 per share. If Mr. LaPenta transfers shares of L-1 preferred stock to an unrelated third party, the L-1 preferred stock will automatically convert into L-1 common stock at a conversion price of $13.19 per share. The L-1 preferred stock will have a preference of $1,000 per share upon any liquidation or dissolution of L-1, and upon a merger, consolidation, share purchase or similar business combination transaction, will entitle the holder to receive the same consideration as holders of L-1 common stock, as if the L-1 preferred stock was converted into L-1 common stock immediately prior to such event.

The agreements entitle the investors to indemnification for breaches of representations and warranties or covenants of L-1 and against any claims relating to the acquisition of Digimarc. In addition, in connection with the agreements, L-1 entered or will enter into a registration rights agreement providing for a “shelf” registration of the resale of shares of L-1 common stock acquired pursuant to the agreements.

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

The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. As an example, if the volume-weighted price per share (VWAP) of the Company stock were to increase to $40.00 per share, the additional shares issuable upon conversion would be 2.8, and the shares issuable per $1,000 principal amount of the Notes would be 34.05.

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after June 30, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Revolving Credit Agreement

On October 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) by and among the Company, Bank of America, N.A. (the “Bank”), Bear Stearns, Wachovia Bank, Credit Suisse, Societe Generale and TD Bank North, to amend and restate the Credit Agreement, dated as of August 16, 2006, by and between the Company and the Bank. The Agreement provides for a revolving credit facility of up to $150.0 million, with the potential for up to $50.0 million in additional borrowings. In order to borrow under the facility, the Company is required to comply with certain covenants as more fully described below, some of which may limit the amounts borrowed or available. The Agreement provides that up to $25.0 million of the total facility amount may be used for the issuance of letters of credit. At June 30, 2008, the Company had $88.0 million of borrowings outstanding and approximately $53.9 million available under the revolving credit facility. At June 30, 2008, the variable interest rates ranged from 4.0% to 4.2%.

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

In accordance with the Agreement, borrowings are secured by all assets of the Company and certain of its affiliates. The Company is required to maintain the following financial covenants under the Agreement:

•	As of the end of any fiscal quarter, the ratio of the Company’s consolidated EBITDA (as defined in the Agreement) to consolidated interest charges (as defined in the Agreement) for the period of the prior four fiscal quarters may not be less than 2.50: 1.00, beginning with the fiscal quarter ending on December 31, 2006. At June 30, 2008 the ratio was 6.41:1.00.

As of the end of any fiscal quarter, the ratio of the Company’s consolidated funded indebtedness (as defined in the Agreement) to its consolidated EBITDA for the period of the prior four fiscal quarters may not be more than: (i) 4.50:1.00 at June 30, 2008 and September 30, 2008, (ii) 4.25: 1.00 at September 30, 2008, and (iii) 4.00: 1.00 at December 31, 2008 and at the end of each fiscal quarter thereafter. At June 30, 2008 the ratio was 1.25:1.00.

Under the terms of the Agreement, L-1 Identity Solutions Operating Company may incur, assume or guarantee unsecured subordinated indebtedness of up to $200.0 million. The Company may incur an additional $25.0 million of unsecured convertible subordinated indebtedness. Among other restrictions, the Agreement limits our ability to (i) pay dividends or repurchase capital stock, except with the proceeds of equity issuances or permitted subordinated debt, (ii) incur indebtedness (subject to the exceptions described above, among others), (iii) incur liens upon the collateral pledged to the Bank, (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries, (v) merge, consolidate, sell or otherwise dispose of substantially all of the Company’s assets, (vi) make capital expenditures above certain thresholds, (vii) make investments, including acquisitions for cash in excess of

$300.0 million in the aggregate and (viii) enter into transactions with affiliates. These covenants are subject to a number of additional exceptions and qualifications. The Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Agreement, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Bank, with the consent of lenders holding a majority of the aggregate commitments under the facility, may declare all outstanding indebtedness under the Agreement to be due and payable. At June 30, 2008, the Company was in compliance with these covenants.

	Six Months Ended
	June 30,	June 30,
	2008	2007

Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$15,633	$5,237
Investing activities	(15,421)	(31,135)
Financing activities	(351)	26,923
Effect of exchange rates on cash and cash equivalents	288	68

Net increase in cash and cash equivalents	$149	$1,093

Cash flows from operating activities increased by approximately $10.4 million for the six months ended June 30, 2008 as compared to the corresponding period of the prior year. Net income for the six months ending June 30, 2008 was $1.3 million and includes non-cash charges of $19.9 million for depreciation and amortization, $6.6 million for stock-based compensation and retirement contributions paid on common stock, $0.9 million for amortization of deferred financing costs, $1.0 million for non-cash income tax provision and $0.2 million of other non-cash charges. Excluding the changes in working capital described below, cash flows from operating activities increased to $29.8 million from $16.3 million for the six months ended June 30, 2007. Accruals and deferrals reflected in operating assets and liabilities adversely impacted cash flows by $14.2 million for the six months ended June 30, 2008 as compared to an adverse impact of $11.0 million for the corresponding period in the prior year.

Cash used for acquisitions in 2008, including transaction costs, totaled $4.0 million for the six months ended June 30, 2008 compared to $25.3 million for acquisitions for the six months ended June 30, 2007, which included cash used to consummate the acquisition of Bioscrypt, well as earn out payments and other costs related to prior acquisitions. Capital expenditures and additions to intangible assets were approximately $11.4 million and $6.0 million for the six months ended June 30, 2008 and June 30, 2007, respectively, and is primarily related to our drivers’ licenses product line and the Acquisitions.

Net cash used in financing activities in 2008 was $0.4 million compared to cash provided by financing activities of $26.9 million in 2007. In 2008, the Company repurchased 362,000 of its common stock for $6.2 million. In addition, net borrowings under the revolving credit agreement were $4.0 million, and proceeds from the issuance of common stock to employees were $2.0 million. In 2007, we borrowed $175.0 million under our Convertible Notes, repaid $80.0 million under our revolving credit agreement, paid $69.8 million for a pre-paid forward contract, and received $8.3 million form sale of common stock to employees.

Working Capital

Accounts receivable related to our 2008 acquisition of Bioscrypt was approximately $4.0 million as of June 30, 2008. Excluding the impact of the Bioscrypt acquisition, accounts receivable increased by approximately $7.1 million as of June 30, 2008 from December 31, 2007, primarily due to increased revenue in the second quarter. Days sales outstanding at June 30, 2008 improved to 64 days from 73 at December 31, 2007.

Inventory related to our acquisition of Bioscrypt was approximately $1.0 million. Excluding Bioscrypt, inventory increased by $4.4 million as of June 30, 2008 compared to December 31, 2007. The increase in inventory related primarily to planned levels of inventory to meet expected future deliveries of biometrics products.

Accounts payable, accrued expenses and other current liabilities increased by $7.2 million at June 30, 2008. Excluding the impact of the Bioscrypt acquisition, accounts payable, accrued expenses and other current liabilities increased by $3.2 million at June 30, 2008 from December 31, 2007.

Total deferred revenue related to Bioscrypt was $2.3 million at June 30, 2008. Excluding the impact of the Bioscrypt acquisition, deferred revenue increased by $0.8 million due to maintenance contract renewals and payments received on customer projects for which revenue recognition criteria was not met.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of June 30, 2008 (in thousands):

	Total	2008	2009-2010	2011-2012	After 2012

Operating lease obligations	$21,223	3,971	8,067	5,008	4,177
Debt and capital lease obligations	$301,771	5,242	20,965	275,564	—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and an $88.0 million revolving credit facility that has a term of five years and bears interest at variable rates, ranging from 4.0% to 4.2% at June 30, 2008. The Company had no material capital lease obligations at June 30, 2008. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years and assuming the revolving credit facility is paid at the end of its term.

The Company has consulting agreements with two related parties under which each receives annual compensation of $0.1 million through the earlier of January 2012 or commencement of full time employment elsewhere. In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through June 30, 2014, up to a maximum $27.5 million.

On June 29, 2008, the Company entered into an amended and restated agreement to acquire the Secure ID business of Digimarc Corporation in a cash transaction valued at approximately $310.0 million pursuant to a tender offer commenced on July 3, 2008. The acquisition is expected to be funded with borrowings under an amended and restated credit facility and proceeds from the issuance of $120.0 million of equity to private investors, including up to $35.0 million from Mr. Robert V. LaPenta, the Company’s Chairman, President and Chief Executive Officer. Digimarc stockholders will also receive shares, as well as the cash of Digimarc in a new company bearing the Digimarc name and holding Digimarc’s digital watermarking business as well as the cash of Digimarc. The acquisition has been approved by the respective Board of Directors of each company and is subject to the spin-off of Digimarc’s digital watermarking business, and other customary closing conditions, and is expected to close in the second half of 2008.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk related to borrowings under our revolving credit agreement. At June 30, 2008, borrowings outstanding under the revolving credit agreement aggregated $88.0 million and bears interest at variable rates. As a result, the market value of the borrowings under our revolving credit agreement approximates its carrying amount; however, the Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After June 30, 2008, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of the common stock. At June 30, 2008, the estimated market value of the Convertible Notes was $155.8 million. However, there is limited trading in the Convertible Notes, and therefore a limited number of transactions can have a significant impact on the market price.

We have entered into a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00.

The transactions of our international operations, primarily our German and Canadian subsidiaries, are denominated in Euros and Canadian dollars, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At June 30, 2008, financial assets and liabilities denominated in Euros aggregate $1.5 million and $1.0 million, respectively, and at December 31, 2007 aggregated $2.9 million and $1.4 million, respectively. At June 30, 2008, financial assets and liabilities denominated in Canadian dollars aggregated $2.5 million and $2.1 million, respectively, and at December 31, 2007 aggregated $0.5 million and $0.2 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at June 30, 2008 these Japanese Yen denominated liabilities aggregated $8.0 million. In 2008, all gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of June 30, 2008, the Company had committed to five foreign currency forward contracts that substantially mitigates all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at June 30, 2008 was an unrealized loss of approximately $0.2 million. As of June 30, 2007, we had no foreign currency forward contracts open.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose functional currencies are the Euro and the Canadian dollar. As of June 30, 2008, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $8.3 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls over Financial Reporting

In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In January 2004, LG Electronics USA, Inc. (“LGE USA”) and LG Electronics, Inc. (“LGE”), a Korean corporation (LGE USA and LGE, together, “LG”) filed a lawsuit against Iridian Technologies, Inc., a wholly owned subsidiary of the Company, in federal court in New Jersey seeking to cancel Iridian’s federal trademark registration for its IrisAccess trademark, and alleging that Iridian had made false statements by announcing that it had discontinued its IrisAccess line of products. At the time LG filed this lawsuit, the parties had been engaged in an ongoing negotiation regarding Iridian’s introduction of new standard pricing for its licenses. LG contended that Iridian was not entitled to impose its new standard “per user” pricing on LG pursuant to the terms of the parties’ 2000 Amended and Restated Development, Distribution and Supply agreement (the “License Agreement”). In August 2004, LG filed a demand for arbitration before the American Arbitration Association, seeking a finding that its fee for using Iridian’s iris recognition technology remained at the original “per unit” pricing structure under the License Agreement. Shortly thereafter, Iridian terminated the License Agreement due to LG’s failure to pay royalties as required under Iridian’s new standard pricing. In response, LG filed another lawsuit in New Jersey federal court, asking the court to enter a finding that Iridian’s termination of the License Agreement was improper and that LG’s continued use of Iridian’s technology did not infringe upon Iridian’s patent rights. The issues in all three cases were consolidated into one action in New Jersey federal court. Iridian vigorously denied all of LG’s claims and counterclaimed for LG’s breach of contract, infringement of Iridian’s patents and copyrights, and misappropriation of Iridian’s trade secrets. LG replied to Iridian’s counterclaims and asserted defenses that include, among other things, the alleged invalidity or unenforceability of Iridian’s patents, copyrights and trade secrets. The court subsequently allowed LG to further amend its complaint to add allegations of antitrust violations by Iridian and to assert claims against L-1 and SecuriMetrics as defendants. Iridian subsequently requested to assert additional counterclaims against LG, which request remained pending while the Court conducted mediation with all parties in an effort to reach settlement terms. On May 1, 2008, the Company settled the litigation, which resolves all historical issues and disputes among the parties and dismisses with prejudice the pending litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LGE USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian assigned to LGE its “IRISACCESS” trademark which was determined to have minimal value to the Company.

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

ITEM 1A — RISK FACTORS

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also materially and adversely impact our business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Except as set forth below there have been no material changes from the risk factors described in our Annual Report Form 10-K for the year ended December 31, 2007. We encourage you to review our Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006 and 2007, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At June 30, 2008, we had an accumulated deficit of approximately $68.5 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by unpredictable and unstable market conditions. We must obtain additional financing in order to consummate our announced acquisition of Digimarc Corporation.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. At June 30, 2008, we had cash and cash equivalents of $8.4 million and availability under our line of credit of $53.9 million. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our acquisition strategy may be adversely affected by unpredictable and unstable market conditions. Particularly during periods of adverse economic conditions or during a tightening of global credit markets, we may be unsuccessful in raising additional financing or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders.

Our ability to close our announced acquisition of Digimarc Corporation, which closing is expected to occur during the second half of 2008, is dependent upon our ability to secure additional financing, but our obligation to purchase shares in the tender offer for Digimarc shares we commenced on July 3, 2008 is not subject to a financing contingency. Our existing credit facility is not sufficient to fund the aggregate Digimarc offer price of approximately $310.0 million and we have entered into a commitment letter with Bank of America, N.A. and Wachovia Bank, N.A. to provide a $350.0 million senior credit facility and obtained equity investment commitments from private investors including our Chairman, President and Chief Executive Officer to provide an aggregate of up to $120.0 million to finance our acquisition of Digimarc shares in the tender offer and any subsequent merger. Our financing is subject to customary closing conditions, including the absence of a material adverse effect in our operations or financial condition and, in the case of our new credit facility, the completion of definitive documentation. We expect that the interest rates will be higher than these included in the existing credit facility. Failure to obtain financing for the Digimarc acquisition would require us to pay certain fees to Digimarc and could subject us to other claims and could have a material adverse effect on our business. In addition, failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

We derive a significant portion of our revenue from federal government customers, the loss of which could have an adverse effect on our revenue.

For the three and six months ended June 30, 2008, two Federal Government agencies accounted for 30% and 30% of consolidated revenues, respectively. For the three and six months ended June 30, 2007, two Federal Government agencies accounted for 32% and 30% of consolidated revenues, respectively. The loss of any of our significant customers would cause revenue to decline significantly and could have a material adverse effect on our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

Our backlog is derived from long term contracts with customers. However, there can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities, backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more reliable than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be adversely impacted and our expected future revenues could be significantly reduced.

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

For the three months and six months ended June 30, 2008, we derived approximately 9% and 8% of our total revenues, respectively, from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations. As of June 30, 2008, our accumulated other comprehensive income includes foreign currency translation adjustments of $8.3 million. In addition, we have significant Japanese yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers under certain material contracts. Fluctuations in foreign currencies, including the Japanese yen, Canadian dollar, and the Euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At June 30, 2008, goodwill and other intangible assets are $1,085.6 million and $186.1 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors have contributed to the amount recorded:

•	technological development capabilities and intellectual capital;

•	expected significant growth in revenues and profits from the expanding market in identity solutions; and

•	expected synergies resulting from providing multi modal product offerings to existing customer base and to new customers of the combined company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses and intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements. As of July 25, 2008, our stock price declined by approximately 23% compared to our stock price at December 31, 2007. If the price remains at the current level for a sustained period of time, we may be required to assess the carrying amounts of goodwill and intangible assets of our reporting units before our scheduled annual impairment test. Our estimated enterprise value at July 25, 2008 exceeds the overall carrying amounts of our reporting units.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Stockholders of L-1 Identity Solutions, Inc. was held on May 7, 2008.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulation

	Votes Cast
				Broker
Management Proposals	For	Against	Abstain	Non-Votes

Ratification of selection of Independent Registered Public Accounting firm for 2008	64,526,228	178,313	113,297	0
Approval of amendment to the 2008 Long-Term Incentive Plan	38,179,494	2,722,624	170,320	23,745,400

Election of Directors

Director	Votes Received	Votes Withheld

Milton E. Cooper	63,067,490	1,750,347
Malcolm J. Gudis	63,170,903	1,646,934
John E. Lawler	64,278,147	539,690
B. Boykin Rose	63,181,669	1,636,168

ITEM 5 — OTHER INFORMATION

On August 1, 2008, the Company accepted approximately 19,767,699 shares of Digimarc common stock validly tendered and not withdrawn, pursuant to its tender offer, representing approximately 79 percent of the issued and outstanding shares of Digimarc common stock. Also the Company’s wholly owned subsidiary, Dolomite Acquisition Co., commenced a subsequent offering period to acquire all of the remaining outstanding shares of common stock of Digimarc not tendered into the offer. The subsequent offering period will expire at 5:00 p.m., New York City time, on Friday, August 8, 2008 unless otherwise extended. Following the expiration of the subsequent offering period, L-1 expects that it will acquire all of the remaining outstanding shares of Digimarc common stock through a merger. With the purchase of shares in the offer, L-1 has sufficient voting power to approve the merger without the affirmative vote of any other Digimarc stockholder. As a result of this merger, Digimarc will become a wholly-owned subsidiary of L-1, and each outstanding share of Digimarc common stock will be cancelled and (except for shares held by L-1 or its subsidiaries or shares for which appraisal rights are properly demanded) will be converted into the right to receive the same consideration, without interest, received by holders who tendered into the Offer.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008	By:	/s/ ROBERT V. LAPENTA Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2008	By:	/s/ JAMES A. DEPALMA James A. DePalma Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (incorporated by reference to Exhibit 10.2 to the Company’s Statement on Schedule 13-D/A filed on July 3, 2008)***
4.2	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC.**
10.1	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta.**
10.2	Securities Purchase Agreement, dated as of June 30, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC.**
10.3	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC.**
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	To be filed by amendment.

**	Filed herewith.

***	Incorporated by reference.