Form 10-Q
period 2008-09-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2008-10-31
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File Number 001-33002

L-1 IDENTITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-08087887
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

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

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2008

Common stock, $.001 par value	86,166,370

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 — FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$24,719	$8,203
Accounts receivable, net	113,484	90,210
Inventory	36,607	21,534
Deferred tax asset	13,253	13,253
Other current assets	11,422	3,890

Total current assets	199,485	137,090
Property and equipment, net	80,724	23,451
Goodwill	1,280,968	1,054,270
Intangible assets, net	213,139	184,237
Deferred tax asset	68,000	37,293
Other assets, net	25,984	9,304

Total assets	$1,868,300	$1,445,645

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$113,337	$81,549
Current portion of deferred revenue	16,558	12,279
Current portion of long term debt	15,000	—
Other current liabilities	2,960	2,393

Total current liabilities	147,855	96,221
Deferred revenue, net of current portion	13,542	4,671
Long-term debt	455,212	259,000
Other long-term liabilities	2,667	1,036

Total liabilities	619,276	360,928

Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 86,043,675 and 75,146,940 shares issued at September 30, 2008 and December 31, 2007, respectively	87	76
Series A convertible preferred stock, $0.001 par value, 15,107 shares issued and outstanding	15,107	—
Additional paid-in capital	1,374,857	1,217,840
Accumulated deficit	(69,687)	(69,798)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock	(6,161)	—
Accumulated other comprehensive income	4,629	6,407

Total shareholders’ equity	1,249,024	1,084,717

Total liabilities and shareholders’ equity	$1,868,300	$1,445,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$154,464	$115,539	$415,412	$275,645

Cost of revenues:
Cost of revenues	101,298	71,054	271,088	172,271
Amortization of acquired intangible assets	5,892	6,873	18,070	19,838

Total cost of revenues	107,190	77,927	289,158	192,109

Gross profit	47,274	37,612	126,254	83,536

Operating expenses:
Sales and marketing	10,433	7,493	26,917	20,397
Research and development	6,696	5,255	18,539	14,467
General and administrative	22,083	17,468	62,111	44,309
Merger related severance expenses	881	—	881	—
Amortization of acquired intangible assets	815	743	2,470	1,611

Total operating expenses	40,908	30,959	110,918	80,784

Operating income	6,366	6,653	15,336	2,752
Interest income	71	143	206	308
Interest expense:
Interest on debt	(6,084)	(3,216)	(11,784)	(6,842)
Amortization of deferred financing costs and debt discount	(1,680)	(435)	(2,574)	(852)
Other expense, net	(294)	(189)	(529)	(142)

Income (loss) before income taxes	(1,621)	2,956	655	(4,776)
Benefit (provision) for income taxes	435	(1,486)	(544)	(3,781)

Net income (loss)	$(1,186)	$1,470	$111	$(8,557)

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.00	$(0.12)

Diluted	$(0.01)	$0.02	$0.00	$(0.12)

Weighted average shares outstanding:
Basic	79,969	71,256	75,397	71,680

Diluted	79,969	71,265	76,153	71,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract		Accumulated
		Convertible	Additional		To Purchase		Other
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income	Total

Balance, January 1, 2007	$73	$—	$1,153,791	$(87,464)	$—	$—	$685	$1,067,085
Exercise of employee stock options	1	—	10,037	—	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	—	8,520	—	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	—	32,998	—	—	—	—	33,000
Common stock issued for directors’ fees	—	—	545	—	—	—	—	545
Common stock issued under employee stock purchase plan	—	—	2,315	—	—	—	—	2,315
Tax benefit of stock options exercised	—	—	130	—	—	—	—	130
Retirement plan contributions paid in common stock	—	—	261	—	—	—	—	261
Pre-paid forward contract	—	—	—	—	(69,808)	—	—	(69,808)
Stock-based compensation expense	—	—	9,243	—	—	—	—	9,243
Foreign currency translation gain	—	—	—	—	—	—	5,722	5,722
Net income	—	—	—	17,666	—	—	—	17,666

Balance, December 31, 2007	76	—	1,217,840	(69,798)	(69,808)	—	6,407	1,084,717
Exercise of employee stock options	—	—	2,845	—	—	—	—	2,845
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	2,624	—	—	—	—	2,625
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	125
Retirement plan contributions paid in common stock	—	—	830	—	—	—	—	830
Warrants issued for patent	—	—	1,305	—	—	—	—	1,305
Repurchase of common stock	—	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	—	8,281	—	—	—	—	8,281
Foreign currency translation loss	—	—	—	—	—	—	(1,778)	(1,778)
Net loss	—	—	—	111	—	—	—	111

Balance, September 30, 2008	$87	$15,107	$1,374,857	$(69,687)	$(69,808)	$(6,161)	$4,629	$1,249,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$111	$(8,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,372	28,385
Stock-based compensation expense	9,261	7,782
Retirement plan contributions paid in common stock	885	148
Provision for non-cash income taxes	508	3,498
Amortization of deferred financing costs and debt discount	2,574	852
Other	162	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,341)	(16,939)
Inventory	(7,145)	(3,964)
Other assets	(7,533)	(102)
Accounts payable, accrued expenses and other liabilities	12,394	10,020
Deferred revenue	1,343	415

Net cash provided by operating activities	39,591	21,538

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(318,110)	(133,913)
Capital expenditures	(12,871)	(9,013)
Additions to intangible assets	(6,085)	(2,783)
(Increase) decrease in restricted cash	(21)	431

Net cash used in investing activities	(337,087)	(145,278)

Cash Flows from Financing Activities:
Net (repayments) borrowings under revolving credit agreement	(84,000)	22,000
Proceeds from senior convertible notes	—	175,000
Proceeds from term loan	295,000	—
Debt issuance costs	(13,899)	(6,150)
Principal payments of other debt	(927)	(729)
Proceeds from issuance of common stock to investors, net of issuance costs	103,865	—
Proceeds from issuance of preferred stock to investor	15,107	—
Proceeds from issuance of common stock to employees	4,967	10,307
Repurchase of common stock	(6,161)	—
Payment of pre-paid forward contract	—	(69,808)

Net cash provided by financing activities	313,952	130,620

Effect of exchange rate changes on cash and cash equivalents	60	68

Net increase in cash and cash equivalents	16,516	6,948
Cash and cash equivalents, beginning of period	8,203	4,993

Cash and cash equivalents, end of period	$24,719	$11,941

Supplemental Cash Flow Information:
Cash paid for interest	$6,318	$4,046
Cash paid for income taxes	$1,117	$244
Non-Cash Transactions:
Common stock issued and options assumed in connection with Bioscrypt acquisition	$36,570	$—
Warrants issued for patent	$1,305	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide identity solutions and services that enable governments, law enforcement agencies and businesses to enhance security, reduce identity theft and protect personal privacy. L-1’s identity solutions are specifically designed for the identification of people and include secure credentialing, biometrics capture and access devices, automated document authentication, automated biometric identification systems, and biometrically-enabled background checks, as well as systems design, development, integration and support services. These identity solutions enable L-1’s customers to manage the entire life cycle of an individual’s identity for a variety of applications including civil identification, criminal identification, commercial, border management, military, antiterrorism and national security. L-1 also provides comprehensive consulting, training, security, technology development, and information technology services to the U.S. intelligence community.

The Company’s identity solutions combine products and related services, consisting of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Company also provides fingerprinting enrollment services and government consulting, training, security, technology development and information technology services. Customers, depending on their needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangements.

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

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in order to facilitate its convertible senior notes (the “Convertible Notes” or “Notes”) offering and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (“L-1 Operating”, previously also known as L-1 Identity Solutions, Inc.). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity represent the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. At September 30, 2008, its assets consist of its investment in L-1 Operating of $1,422.0 million and deferred financing costs of $4.5 million. Its liabilities consist of Convertible Notes of $175.0 million and accrued interest of $2.5 million.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, warrants and stock options. Actual results could differ materially from those estimates.

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting enrollment services and government consulting, security and information technologies services. Customers, depending on their needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such policies.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Expected common stock price volatility	51%	59%	52%	63%
Risk free interest rate	4.1%	4.3%	4.1%	4.3%
Expected life of options	6.3 Years	6.3 Years	6.0 Years	6.3 Years
Expected annual dividends	—	—	—	—

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

Stock-based compensation expense was $3.6 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and includes $0.1 million related to restricted stock for both periods, retirement contributions paid in common stock of $0.4 million for the three months ended September 30, 2008. There were no retirement contributions paid in stock in the corresponding period of prior year. Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $10.1 million and $7.9 million, respectively, and includes $0.1 million and $0.2 million related to restricted stock, respectively, and $0.9 million and $0.1 million, respectively, of retirement contributions paid in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cost of revenues	$408	$98	$967	$450
Research and development	525	345	1,395	830
Sales and marketing	619	467	1,549	1,364
General and administrative	2,031	1,779	6,235	5,286

	$3,583	$2,689	$10,146	$7,930

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

The basic and diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period and reflects the impact of 1.1 million shares issuable upon conversion of the Series A Convertible Preferred Stock using the “if converted” method. The impact of approximately 4.4 million and 4.3 million common equivalent shares for the three and nine month periods ended September 30, 2008, respectively, and the impact of approximately 5.5 million for the three and nine month period ended September 30, 2007, respectively, were not reflected in the net income (loss) per share calculations as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes for the three and nine month periods ended September 30, 2008 and 2007 on diluted earnings per share utilizing the “if converted” method. For the three and nine month periods ended September 30, 2008 and 2007, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share in 2012. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes.

Basic and diluted net income (loss) per share calculations for the three and nine month periods ended September 30, 2008 and 2007 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,186)	$1,470	$111	$(8,557)

Average common shares outstanding:
Common shares	79,259	71,256	75,159	71,680
Impact of assumed conversion of Series A Convertible Preferred Stock	710	—	238	—

Basic	79,969	71,256	75,397	71,680
Effect of dilutive stock options and warrants	—	9	756	—

Diluted	79,969	71,265	76,153	71,680

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.00	$(0.12)

Diluted	$(0.01)	$0.02	$0.00	$(0.12)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard on January 1, 2008, was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in process research and development be capitalized as an intangible asset. The provisions of SFAS No. 141(R) are applicable to business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

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

3.	STOCK OPTIONS

The following table summarizes the stock option activity from January 1, 2008 through September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2008	7,528,106	$15.02
Granted	593,277	14.69
Assumed stock options — Bioscrypt	256,228	31.25
Exercised	(362,389)	8.64
Canceled/expired/forfeited	(449,462)	20.57

Outstanding at September 30, 2008	7,565,760	$15.48	6.59	$13,677,251

Vested or expected to vest at September 30, 2008(1)	5,719,715	$15.48	6.59	$10,340,002

Exercisable at September 30, 2008	4,320,122	$14.45	5.14	$12,473,334

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate unearned compensation cost of unvested options outstanding as of September 30, 2008 was $26.0 million and will be amortized over a weighted average period of 2.5 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $1.6 million and $2.2 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

On May 7, 2008, the Company’s shareholders approved the L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan, under which 2 million shares are available for awards to employees, consultants and directors. Shares remaining available for issuance under the Company’s 2005 Long-Term Incentive Plan have been carried over to, and are available for future awards under, the Company’s 2008 Long-Term Incentive Plan.

4.	INCOME TAXES

For the nine months ended September 30, 2008, the effective tax rate of 83% reflects among other things, adjustments resulting from the filing of the Company’s 2007 income tax returns, the impact of not recognizing the tax benefits of operating losses in certain foreign jurisdictions and an adjustment to the valuation allowance to reflect the estimated utilization of certain state and local tax assets. The income tax provision for the three and nine months ended September 30, 2007 includes approximately $1.2 million and $3.3 million, respectively, which represent the aggregate increase in the deferred tax asset resulting from losses incurred for income tax purposes and a full valuation allowance against such deferred tax asset. Pursuant to SFAS No. 109, such provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision for 2007 periods comprises foreign and state income tax expense.

5.	RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC and Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, own approximately 8.9%, and 2.5%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

On August 5, 2008, Mr. Robert LaPenta purchased 15,107 shares of Series A Preferred Stock which are convertible into 1,145,337 shares of L-1 common stock as well as purchasing 750,000 shares of L-1 common stock.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. During the three months and nine months ended September 30, 2008 and 2007, $0.1 million and $0.2 million, and $0.1 million, $0.2 million, respectively, was paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements.

Under the terms of a 2002 acquisition agreement of Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $0.1 million and $0.1 million for the three months and nine months ended September 30, 2008 and $0.1 million and $0.1 million for the three and nine months ended September 30, 2007, respectively.

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s board of directors. The Company and AFIX are involved in an informal arrangement to market each other’s products and are negotiating to formalize the arrangement in a written agreement.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. For the three months and nine months ended September 30, 2008 and 2007, the Company incurred costs of $0.2 million and $0.6 million and $0.2 million and $0.5 million, respectively.

In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns Companies, Inc. (“Bear Stearns”), subsequently acquired by JP Morgan Chase & Co., pursuant to which Bear Stearns would provide financial advisory services related to the merger through August 2008. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications of the Company was an executive and senior investment banker at Bear Stearns involved with the engagement and has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns received $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.

Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.1 million and $0.6 million in interest for the three months and nine months ended September 30, 2008 and $0.4 million and $1.0 million for the three months and nine months ended September 30, 2007, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of 2 cents per share.

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

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. The segment information for 2007 has been reclassified to reflect the integration of ComnetiX’s products business into the Identity Solutions segment and its fingerprinting services business into the Services segment. The effects of the reclassification were not material to the segment information. Operating results by segment, including allocation of corporate expenses, for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Identity Solutions:
Revenues	$82,024	$62,006	$203,869	$155,316
Gross profit	29,459	24,632	73,420	55,894
Operating income (loss)	2,179	4,743	2,910	(635)
Depreciation and amortization expense	12,338	8,070	27,911	24,320
Services:
Revenues	72,440	53,533	211,543	120,329
Gross profit	17,815	12,980	52,834	27,642
Operating income	4,187	1,910	12,426	3,387
Depreciation and amortization expense	2,140	1,896	6,461	4,065
Consolidated:
Revenues	154,464	115,539	415,412	275,645
Gross profit	47,274	37,612	126,254	83,536
Operating income	6,366	6,653	15,336	2,752
Depreciation and amortization expense	14,478	9,966	34,372	28,385

	As of
	September 30, 2008
	Total Assets	Goodwill

Identity Solutions	$1,379,924	$1,018,283
Services	369,039	262,685
Corporate	119,337	—

	$1,868,300	$1,280,968

Corporate assets consist mainly of cash and cash equivalents, deferred financing costs and deferred tax assets. Revenues by market are as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

State and local	$57,332	$29,923	$122,259	$87,141
Federal	88,153	82,646	273,574	180,834
Commercial	8,979	2,970	19,579	7,670

	$154,464	$115,539	$415,412	$275,645

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Nine months ended		Total assets as of
	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007

United States	$140,968	$109,935	$381,165	$253,953	$1,778,090	$1,388,025
Rest of the World	13,496	5,604	34,247	21,692	90,210	57,620

	$154,464	$115,539	$415,412	$275,645	$1,868,300	$1,445,645

For the three month and nine month periods ended September 30, 2008, U.S. Federal Government agencies, directly or indirectly, accounted for 57% and 66% of consolidated revenues, respectively, of which the largest five agencies represented 46% and 50% of consolidated revenues, respectively. For the three month and nine month periods ended September 30, 2007, U.S. Federal Government agencies, directly or indirectly, accounted for 72% and 66% of consolidated revenues, respectively, of which the largest five agencies represented 45% and 44%, respectively. As of September 30, 2008 and September 30, 2007, the Company had an accounts receivable balance of approximately $42.8 million and $41.4 million directly from the largest five U.S. Federal Government agencies, respectively.

7.	ACQUISITIONS

The results of operations of all consummated acquisitions described below have been included in the condensed consolidated financial statements from their respective dates of acquisition.

2008 Acquisitions

Digimarc

On August 13, 2008, L-1 completed the acquisition of Digimarc Corporation (“Old Digimarc”), which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $315.0 million in cash, which includes direct acquisition costs of approximately $5.0 million. L-1’s acquisition of common stock (“the Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79% of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1 prior to the Merger. Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.

L-1 acquired Old Digimarc because it believes that the acquisition positions the combined company as a leader in providing credential systems and to take advantage of the opportunities created by the Real ID program. Moreover, the combined company will be able to deliver better protection and facilitate the development of the next generation of credentialing functionality. Old Digimarc is included in the Identity Solutions segment.

Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$50
Other current assets	21,904
Property, plant and equipment	55,181
Deferred income tax assets	31,215
Other assets	695
Current liabilities	(14,980)
Deferred revenue	(6,817)
Other non-current liabilities	(760)
Intangible assets	37,414
Goodwill	190,889

$314,791

The purchase price allocation of Old Digimarc is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill or the assigned value to intangible assets is deductible for income tax purposes.

Bioscrypt

On March 5, 2008, the Company acquired Bioscrypt Inc. (“Bioscrypt”), a provider of enterprise access control solutions headquartered in Markham, Canada. Under the terms of the definitive agreement, the Company issued approximately 2.6 million shares. In addition the Company assumed all Bioscrypt stock options outstanding at the effective date of the acquisition. The Company has valued the assumed Bioscrypt stock options consistent with its valuation methodology of stock options issued by the Company. Bioscrypt is included in the Identity Solutions segment.

The aggregate purchase price of Bioscrypt was approximately $37.3 million, including an estimated $0.8 million of direct acquisition costs, and stock options valued at $1.4 million. The Company acquired Bioscrypt for its leadership position in Biometric physical access control, its global customer base, its offerings that complement the Company’s existing offerings and expected cost and revenue synergies. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(10,143)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	7,847
Goodwill	33,305

$37,329

The purchase price allocation of Bioscrypt is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and evaluated. Differences between the preliminary and final allocation could have a material impact on the consolidated results of operations. None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

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

The aggregate purchase price of McClendon was approximately $69.5 million, including a working capital adjustment of $1.0 million and $2.5 million of direct acquisition costs. Substantially all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. The purchase price has been allocated as follows (in thousands):

Cash	$607
Other current assets	7,399
Other assets	421
Current liabilities	(4,045)
Long-term liabilities	(67)
Deferred tax liability	(8,222)
Intangible assets	17,900
Goodwill	55,518

$69,511

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

ACI

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (“ACI”), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, plus a $0.4 million adjustment based on ACI’s closing working capital. In addition, pursuant to the Stock Purchase Agreement, if ACI achieves certain financial targets in 2008, the Company will make additional payments of a maximum amount of $3.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services segment.

The aggregate purchase price of ACI was approximately $73.2 million, including a working capital adjustment of $0.4 million and $1.3 million of direct acquisition costs, substantially all of which was funded by borrowings under the Company’s revolving credit facility. The purchase price has been allocated as follows (in thousands):

Cash	$2,259
Other current assets	9,488
Other assets	137
Current liabilities	(6,631)
Long-term liabilities	(143)
Intangible assets	18,000
Goodwill	50,136

$73,246

The goodwill and the assigned value to the intangible assets is deductible for income tax purposes.

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

$18,939

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

Pro Forma Information

The following gives pro forma effect to the acquisitions of Old Digimarc, Bioscrypt, ACI, McClendon and ComnetiX as if they had occurred at the beginning of each period presented (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$163,333	$154,369	$478,152	$415,543
Net loss	(909)	(8,008)	(16,426)	(40,755)
Basic and diluted, net loss per share	(0.01)	(0.11)	(0.21)	(0.54)

The pro forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions of Old Digimarc, Bioscrypt, ACI, McClendon and ComnetiX been consummated on the dates indicated.

The pro forma results of operations include direct transaction costs, severance costs and other costs incurred by the acquired companies of $6.2 million for the nine months ended September 30, 2008. In addition, the three and nine month results in 2008 include $0.9 million of merger related severance costs incurred by L-1.

8.	ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	September 30,	December 31,
	2008	2007

Purchased parts and materials	$26,456	$12,772
Work in progress	592	386
Finished goods	9,559	8,376

Total Inventory	$36,607	$21,534

Approximately $4.0 million and $3.5 million of inventory were maintained at customer sites at September 30, 2008 and December 31, 2007, respectively.

Property and equipment (in thousands):

	September 30,	December 31,
	2008	2007

System assets	$78,563	$52,101
Computer and office equipment	9,443	9,213
Machinery and equipment	16,992	2,467
Construction in Progress	18,172	—
Leasehold improvements	2,485	1,693
Other, including tooling and demo equipment	5,077	3,991

	130,732	69,465
Less accumulated depreciation and amortization	50,008	46,014

Property and equipment, net	$80,724	$23,451

For the three months ended September 30, 2008 and 2007, depreciation and amortization expense of property and equipment was $7.8 million and $2.3 million, respectively. For the nine months ended

September 30, 2008 and 2007, depreciation and amortization expense of property and equipment was $13.8 million and $6.9 million, respectively.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the nine months ended September 30, 2008 (in thousands):

	Identity
	Solutions	Services	Total

Balance as of January 1, 2008	$784,595	$269,675	$1,054,270
Reclassification of ComnetiX products business	9,779	(9,779)	—
Bioscrypt acquisition	33,305	—	33,305
Currency translation adjustment	(920)	(467)	(1,387)
Old Digimarc acquisition	190,889	—	190,889
Contingent consideration paid	—	1,845	1,845
Other	635	1,411	2,046

	$1,018,283	$262,685	$1,280,968

During the nine months ended September 30, 2008, the Company made an earnout payment pursuant to the 2006 SpecTal purchase agreement of $1.8 million which resulted in an increase in goodwill.

Intangible Assets (in thousands):

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles assets:
Completed technology	$122,657	$(39,964)	$121,207	$(27,210)
Core technology	6,905	(2,935)	5,600	(2,015)
Trade names and trademarks	28,945	(3,952)	28,514	(2,456)
Customer contracts and relationships	110,448	(23,434)	65,583	(15,808)

	268,955	(70,285)	220,904	(47,489)
Other intangible assets	18,594	(4,125)	14,166	(3,344)

	$287,549	$(74,410)	$235,070	$(50,833)

Amortization of intangible assets was $6.7 million and $20.5 million for the three months and nine months ended September 30, 2008, respectively. For the three months and nine months ended September 30, 2007, amortization of intangible assets was $7.6 million and $21.4 million, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $7.4 million, $26.7 million, $24.7 million, $23.6 million, $22.2 million and $94.1 million.

Products and Services Revenues:

The following represents details of the products and services for revenues for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

U.S. Federal government services	$50,793	$37,225	$153,368	$74,141
Hardware and consumables	41,048	39,235	107,849	94,274
State and local government services	44,226	24,156	96,910	68,851
Software, licensing fees and other	10,444	9,324	36,562	21,446
Maintenance	7,953	5,599	20,723	16,933

Total revenues	$154,464	$115,539	$415,412	$275,645

Merger Related Severance Expenses:

For the three and nine months ended September 30, 2008, the Company recorded $0.9 million of merger related severance expenses to execute on its integration plan with Old Digimarc, of which $0.2 million was paid as of September 30, 2008. No such costs were incurred in 2007.

Comprehensive Income (Loss) (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,186)	$1,470	$111	$(8,557)
Translation gain (loss)	(3,680)	1,605	(1,778)	2,795

Comprehensive income (loss)	$(4,866)	$3,075	$(1,667)	$(5,762)

9.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$175,000
Borrowings under revolving credit agreements	—	84,000
Borrowings under term loan	300,000	—

	475,000	259,000
Less: Unamortized original issue discount on term loan	4,788	—
Current portion of long-term debt	15,000	—

	$455,212	$259,000

Principal payments on the Company’s debt for the current and subsequent five years and thereafter is as follows: $3.8 million, $18.8 million, $37.5 million, $60.0 million, $253.8 million, and $101.1 million.

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

The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price the Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after September 30, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

The Convertible Notes are structurally subordinated to all liabilities of L-1 Operating. Under the term of the Credit Agreement, as defined below, L-1 Operating may not make any dividend payment to the Company except to permit the Company to make scheduled interest payments on the subordinated debt up to a maximum of $10.0 million per year, and certain tax liabilities. However, subject to certain prepayment requirements under the Credit Agreement, the Company may prepay, redeem or repurchase the Convertible Notes in amounts not in excess of proceeds from the issuance of additional equity securities of the Company.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.

Amounts borrowed under the Credit Agreement bear interest at a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions).

In addition, L-1 is required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at September 30, 2008 the ratio was 5.89:1.0.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At September 30, 2008, the ratio was 2.84:1.0.

As of September 30, 2008, the Company has approximately $120.5 million available under its revolving credit facility.

Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

10.	STOCKHOLDERS’ EQUITY

Pre-paid Forward Contract

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (now JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. As required by SFAS No. 150, the fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of shareholders’ equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.

Issuance of Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”). L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock’’) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc.

Pursuant to the terms and conditions of the LaPenta Agreement, L-1 issued 15,107 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock is convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19. Accordingly, the 15,107 shares of Series A Preferred Stock are convertible into 1,145,337 shares of L-1 common stock. The Series A Preferred Stock is automatically convertible at any time Mr. LaPenta, the initial holder, transfers such shares of Series A Preferred Stock to an unaffiliated third party. The Series A Preferred Stock held by Mr. LaPenta is also eligible for conversion into shares of L-1 common stock upon the approval by L-1’s shareholders of such conversion at its next annual meeting in accordance with the rules and regulations of the New York Stock Exchange. In the event that such approval is not obtained at L-1’s next annual meeting, L-1 will be obligated to seek shareholder approval for such conversion at the three annual meetings following its next annual meeting. The Series A Preferred Stock is entitled to receive dividends equally and ratably with the holders of shares of L-1 common stock and on the same date that such dividends are payable to holders of shares of L-1 common stock. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta is entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 is less than $13.19. The 2,185 shares of Series A Preferred Stock are convertible into 165,655 shares of L-1 common stock, at a conversion price of $13.19 per share.

11.	CONTINGENCIES

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against Old Digimarc and certain of its then-current and former directors and officers on behalf of purchasers of Old Digimarc’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of Old Digimarc’s financial statements for 2003 and the first two quarters of 2004 and alleged that Old Digimarc issued false and misleading financial statements and issued misleading public statements about its operations and prospects. On August 4, 2006, the court granted Old Digimarc’s motion to dismiss the lawsuit with prejudice and entered judgment in Old Digimarc’s favor. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal on September 22, 2006. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above in this Form 10-Q. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008. The Judge has stayed discovery until he rules on all motions to dismiss.

Other

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability for any claim, demand, litigation and other contingency when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. Based on current information and belief, the Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, because of the inherent uncertainties of litigation (including the Old Digimarc litigation described above) the ultimate outcome of litigation cannot be accurately predicted by the Company; it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

LG Settlement

On May 1, 2008, the Company settled its breach of contract and intellectual property litigation with LG Electronics USA, Inc. (“LG USA”) and LG Electronics, Inc. (“LG”) which was based on a historical dispute with Iridian Technologies Inc. (“Iridian”), a wholly owned subsidiary of the Company acquired in August 2006. The settlement, which resolves all historical issues and disputes among the parties and dismissed with prejudice the litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG and LG USA entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LG USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian agreed to assign to LG USA its “IRIS ACCESS” trademark which was determined to have minimal value to the Company.

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

The Company’s identity solutions combine products and related services, consisting of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. The Company also provides fingerprinting enrollment services and government consulting, training, security, technology development and information technology services. Customers, depending on their needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements.

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

Our revenues increased to $154.5 million and $415.4 for the three and nine months ended September 30, 2008, respectively, from $115.5 million and $275.6 million for the three and nine months ended September 30, 2007. Our net income (loss) for the three months and nine months ended September 30, 2008 was ($1.2) million and $0.1 million, respectively, compared to net income (loss) of $1.5 million and ($8.6) million for the three months and nine months ended September 30, 2007, respectively.

Sources of Revenues

Our Secure Credentialing Division generates revenues from the sales of biometric solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from solutions using biometric technologies of other divisions. The division is included in our Identity Solutions segment.

Our Biometrics Division, also included in our Identity Solutions segment, generates revenues from the sale of biometric solutions incorporating fingerprint, facial, skin and iris biometrics and system components necessary for the biometric capture and knowledge discovery. The Biometric Division’s offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification. Revenues are generated by sales of hardware, software and maintenance and other services. The division also generates revenues through the development, customization and sale of biometrics solutions using iris technology which typically consists of proprietary multi-biometric capture devices bundled together with our proprietary software and other biometric technologies, sales of licenses and software and fingerprinting authentication and identification solutions to state and local governments.

Our Enterprise Access Division generates revenues from the sales of biometric access control units and technologies. Its VeriSoft software application is included on personal computers and its 3D facial recognition technology is used by the largest casino in the world. The division is included in the Identity Solutions segment.

Our Enrollment Services Division, included in our Services segment, generates revenues through the sales of enrollment and background screening products and services.

Our government services division consists of SpecTal, LLC (“SpecTal”), which generates revenues primarily from government contracts to provide comprehensive security consulting services to U.S. government intelligence agencies, McClendon LLC (“McClendon”), which generates revenues primarily from government contracts to provide technical and professional services to the U.S. intelligence and military communities and Advanced Concepts, Inc. (“ACI”), which generates revenues primarily from government contracts to provide information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities.

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

Growth in our revenues is dependent on among other things the success of certain acquisitions we have consummated, as well as increasing demand for our identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics. We anticipate that the U.S. government agencies will continue to be major customers for the foreseeable future. Any delay or decrease in funding in major government programs or in the rollout of these programs could cause our revenues to fall short of expectations. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2007 include:

•	Our August 2008 acquisition of the Secure ID business of Digimarc Corporation (“Old Digimarc”), which provides secure credentialing systems to state and local government agencies;

•	Our March 2008 acquisition of Bioscrypt, which provides enterprise access control to over 400 global customers and its VeriSoft software application is now included on personal computers. In addition, its 3D facial recognition is used by the largest casino in the world to provide access control;

•	Our July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence military communities;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for us in the Canadian market by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

The acquisitions have resulted in the consolidation of certain marketing resources, corporate functions of the separate entities and are expected to have a continuing material effect on our operations resulting from, but not limited to:

•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the acquired businesses.

•	Rationalization of technology costs and research and development activities.

•	Realignment of the businesses to complement each business’ unique capabilities and rationalizing costs.

•	Leveraging the Company’s infrastructure to achieve higher revenues and profitability.

Reportable Segments and Geographic Information

We operate in two reportable segments, the Identity Solutions segment and the Services segment. During the first quarter of 2008, we integrated the authentication and identification business of ComnetiX in the Identity Solutions segment and the fingerprinting services business in the Services segment. Accordingly, the segment data for the three and nine months ended September 30, 2007 has been reclassified to conform to the current presentation. The effects of the reclassification were not material to the segment information. We measure segment performance based on revenues, operating income (loss), Adjusted EBITDA and free cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Identity Solutions:
Revenues	$82,024	$62,006	$203,869	$155,316
Gross Profit	29,459	24,632	73,420	55,894
Operating Income (Loss)	2,179	4,743	2,910	(635)
Adjusted EBITDA	16,811	14,503	37,556	29,209
Depreciation and Amortization Expense	12,338	8,070	27,911	24,320
Services:
Revenues	72,440	53,533	211,543	120,329
Gross Profit	17,815	12,980	52,834	27,642
Operating Income	4,187	1,910	12,426	3,387
Adjusted EBITDA	7,322	4,616	21,769	9,716
Depreciation and Amortization Expense	2,140	1,896	6,461	4,065
Consolidated:
Revenues	154,464	115,539	415,412	275,645
Gross Profit	47,274	37,612	126,254	83,536
Operating Income	6,366	6,653	15,336	2,752
Adjusted EBITDA	24,133	19,119	59,325	38,925
Depreciation and Amortization Expense	14,478	9,966	34,372	28,385

Revenues by market for the three and nine months ended September 30, 2008 and September 30, 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

State and local	$57,332	$29,923	$122,259	$87,141
Federal	88,153	82,646	273,574	180,834
Commercial	8,979	2,970	19,579	7,670

	$154,464	$115,539	$415,412	$275,645

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

United States	$140,968	$109,935	$381,165	$253,953
Rest of the World	13,496	5,604	34,247	21,692

	$154,464	$115,539	$415,412	$275,645

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,186)	$1,470	$111	$(8,557)
Reconciling items:
Provision (benefit) for income taxes	(435)	1,486	544	3,781
Interest — net	7,693	3,508	14,152	7,386
Stock-based compensation	3,583	2,689	10,146	7,930
Depreciation and amortization	14,478	9,966	34,372	28,385

Adjusted EBITDA	$24,133	$19,119	$59,325	$38,925

For the three month and nine month periods ended September 30, 2008, U.S. Federal Government agencies, directly or indirectly, accounted for 57% and 66% of consolidated revenues, respectively, of which the largest five agencies represented 46% and 50% of consolidated revenues, respectively. For the three month and nine month periods ended September 30, 2007, U.S. Federal Government agencies, directly or indirectly, accounted for 72% and 66% of consolidated revenues, respectively of which the largest five agencies represent 45% and 44%, respecitvely. As of September 30, 2008 and 2007, the Company had an accounts receivable balance of approximately $42.8 million and $41.4 million directly from the largest five U.S. Federal Government agencies, respectively.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparative results of operations for 2008 and 2007 have been affected by the July 2007 acquisitions of ACI and McClendon, the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”).

Revenues

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$154,464	$115,539	$415,412	$275,645

Revenues were approximately $154.5 million for the three months ended September 30, 2008 compared to approximately $115.5 million for the three months ended September 30, 2007. Revenues were approximately $415.4 million for the nine months ended September 30, 2008 compared to approximately $275.6 million for the nine months ended September 30, 2007. Included in the results for the three months and nine months ended September 30, 2008 were $49.1 million and $107.3 million, respectively, related to the Acquisitions compared to $18.2 million in corresponding periods in the preceding year. Excluding the impact of the Acquisitions, revenues increased $8.1 million and $50.7 million, for the three month and nine month periods compared to the prior year periods. The increase from the prior year periods reflects growth related to our government security services, secure credentialing solutions, and increases in background screening volume offset by lower biometric revenues as a consequence of a significant shipment made in the third quarter of 2007.

Cost of revenues and gross margin

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cost of revenues	$101,298	$71,054	$271,088	$172,271
Amortization of acquired intangible assets	5,892	6,873	18,070	19,838

Total cost of revenues	$107,190	$77,927	$289,158	$192,109

Gross profit	$47,274	$37,612	$126,254	$83,536

Gross margin	31%	33%	30%	30%

Cost of revenues increased by $29.3 million and $97.0 million for the three months and nine months ended September 30, 2008, respectively, compared to the corresponding periods in the prior year. The Acquisitions accounted for $19.0 million and $57.2 million for the three months and nine months ended September 30, 2008, respectively, compared to the corresponding periods in the prior year. Excluding the Acquisitions, total cost of revenues increased by $10.3 million and $39.8 million for the three months and nine months ended September 30, 2008. Gross margins were 31% and 30% for the three month and nine month periods ended September 30, 2008, respectively, compared to 33%

and 30%, respectively, in the prior year, primarily as a result of change in revenue mix described above.

Included in the cost of revenues for the third quarter of 2008 was $5.9 million and $18.1 million for the first nine months of 2008 of amortization of acquired intangible assets, which decreased by approximately $1.0 million and $1.8 million from the prior year respective periods, reflecting lower amortization resulting from intangible asset impairments recorded in 2007, offset by additional amortization related to acquisitions. Amortization of acquired intangible assets reduced gross margins by 4% and 6% for the three months ended September 30, 2008 and 2007, respectively, and 4% and 7% for the nine months ended September 30, 2008 and 2007, respectively.

Sales and marketing expenses

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Sales and marketing expenses	$10,443	$7,493	$26,917	$20,397

As a percentage of revenues	7%	6%	6%	7%

Sales and marketing expenses increased by approximately $3.0 million and $6.5 million for the three months and nine months ended September 30, 2008 from the prior year periods, of which the Acquisitions accounted for $2.9 million and $4.5 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $0.1 million and $2.0 million for the three months and nine months ended September 30, 2008. These increases are attributable to additional investments made to expand our focus on U.S. government, state and local and international opportunities. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and development expenses

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Research and development expenses	$6,696	$5,255	$18,539	$14,467

As a percentage of revenues	4%	5%	4%	5%

Research and development expenses increased by approximately $1.4 million and $4.1 million for the three months and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The Acquisitions accounted for $1.4 million and $2.7 million for the three months and nine months ended September 30, 2008, respectively. Excluding the impact of the Acquisitions, research and development expenses increased by $0.1 million and $1.4 million for the three months and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007, as we continued to focus on the enhancing our credentialing and biometric solutions offerings. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues and in other projects. Gross research and development expenditures aggregated $12.6 million and $30.9 million for the three and nine months ended September 30, 2008, respectively, compared to $6.8 million and $19.0 million for the comparable periods in the prior year, respectively. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 15% and 12% for nine months ended September 30, 2008 and 2007, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.

General and administrative expenses

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

General and administrative expenses	$22,083	$17,468	$62,111	$44,309

As a percentage of revenues	14%	15%	15%	16%

General and administrative expenses increased by approximately $4.6 million and $17.8 million for the three months and nine months ended September 30, 2008, respectively, from the prior year periods, of which approximately $4.5 million and $16.1 million is due to the Acquisitions. Excluding the effects of the Acquisitions, for the three months and nine months ended September 30, 2008, general and administrative expenses increased by $0.1 million and $1.7 million, respectively. The increase reflects higher costs consistent with our growth offset, in part, by lower professional services expense in the current year as a result of favorable resolution of litigation. Also, the Company continues to gain operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 14% and 15% for the three and nine months ended September 30, 2008 and 2007, respectively. General and administrative expenses consisted primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Merger related severance expenses

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Merger related severance expenses	$881	$—	$881	$—

Merger related severance expenses for the three months and nine months ended September 30, 2008 are related to our Secure Credentialing division and represent severance costs incurred to execute on our integration plan with Old Digimarc. No such costs were incurred in 2007.

Amortization of acquired intangible assets

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Amortization of acquired intangible assets	$815	$743	$2,470	$1,611

Amortization expense of acquired intangible assets increased for the three months and nine months ended September 30, 2008 from the comparable periods in the prior year due to the Acquisitions.

Interest income and expense

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Interest income	$71	$143	$206	$308
Interest expense	(7,764)	(3,651)	(14,358)	(7,694)

Net interest expense	$(7,693)	$(3,508)	$(14,152)	$(7,386)

For the three and nine months ended September 30, 2008, net interest expense increased by approximately $4.2 million and $6.8 million, respectively, as a result of the issuance of the senior convertible notes in May 2007, higher average outstanding borrowings under our revolving credit facility and issuance of senior notes in August 2008, incurred primarily to fund the Acquisitions, as well as higher interest rates under our amended and restated credit facility.

Other expense, net

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Other expense, net	$(294)	$(189)	$(529)	$(142)

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases and decreases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Japanese yen during the periods.

Income Taxes

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Income taxes benefit (provision)	$435	$(1,486)	$(544)	$(3,781)

For the nine months ended September 30, 2008, the effective tax rate of 83% reflects among other things, adjustments resulting from the filing of the Company’s 2007 income tax returns, the impact of not recognizing the tax benefits of operating losses in certain foreign jurisdictions and an adjustment to the valuation allowance to reflect the estimated utilization of certain state and local tax assets. The income tax provision for the three and nine months ended September 30, 2007 includes approximately $1.2 million and $3.3 million, respectively, which represent the aggregate increase in the deferred tax asset resulting from losses incurred for income tax purposes and a full valuation allowance against such deferred tax asset. Pursuant to SFAS No. 109, such provision was recorded for the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; the related deferred tax liability cannot be used to offset the deferred tax asset in determining the valuation allowance. The remaining income tax provision for 2007 periods comprises foreign and state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2008, excluding current deferred income taxes, we had $38.4 million of working capital including $24.7 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $120.5 million at September 30, 2008. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet, at a minimum, our operating and debt service requirements for the next 12 months.

However, it is likely that we will require additional financing to execute our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.”

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.

Amounts borrowed under the Credit Agreement bear interest at a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions).

In addition, L-1 is required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at September 30, 2008 the ratio was 5.89.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At September 30, 2008, the ratio was 2.84.

As of September 30, 2008, the Company has approximately $120.5 million available under its revolving credit facility.

Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after September 30, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”). L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the ’Series A Preferred Stock’) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc.

Pursuant to the terms and conditions of the LaPenta Agreement, L-1 issued 15,107 shares of Series A Preferred Stock and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock is convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19. Accordingly, the 15,107 shares of Series A Preferred Stock are convertible into 1,145,337 shares of L-1 common stock. The Series A Preferred Stock is automatically convertible at any time Mr. LaPenta, the initial holder, transfers such shares of Series A Preferred Stock to an unaffiliated third party. The Series A Preferred Stock held by Mr. LaPenta is also eligible for conversion into shares of L-1 common stock upon the approval by L-1’s stockholders of such conversion at its next annual meeting in accordance with the rules and regulations of the New York Stock Exchange. In the event that such approval is not obtained at L-1’s next annual meeting, L-1 will be obligated to seek stockholder approval for such conversion at the three annual meetings following its next annual meeting. The Series A Preferred Stock is entitled to receive dividends equally and ratably with the holders of shares of L-1 common stock and on the same date that such dividends are payable to holders of shares of L-1 common stock. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta is entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 is less than $13.19. The 2,185 shares of Series A Preferred Stock are convertible into 165,655 shares of L-1 common stock, at a conversion price of $13.19 per share.

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$39,591	$21,538
Investing activities	(337,087)	(145,278)
Financing activities	313,952	130,620
Effect of exchange rates on cash and cash equivalents	60	68

Net increase in cash and cash equivalents	$16,516	$6,948

Cash flows from operating activities increased by approximately $18.1 million for the nine months ended September 30, 2008 as compared to the corresponding period of the prior year. Net income for the nine months ending September 30, 2008 was $0.1 million and includes non-cash charges of $34.4 million for depreciation and amortization, $10.1 million for stock-based compensation and retirement contributions paid in common stock, $2.6 million for amortization of deferred financing costs and debt discount, $0.5 million for non-cash income tax provision and $0.2 million of other non-cash charges. Excluding the changes in working capital described below, cash flows from operating activities increased to $47.8 million from $32.1 million for the nine months ended September 30, 2007. Accruals and deferrals reflected in operating assets and liabilities adversely impacted cash flows by $8.3 million for the nine months ended September 30, 2008 as compared to an adverse impact of $10.6 million for the corresponding period in the prior year.

Cash used for acquisitions in 2008, including direct acquisition costs, totaled $318.1 million for the nine months ended September 30, 2008 compared to $133.9 million for acquisitions for the nine months ended September 30, 2007, which included cash used to consummate the acquisition of Old Digimarc in 2008 and ACI and McClendon in 2007. Capital expenditures and additions to intangible assets were approximately $19.0 million and $11.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, and are primarily related to our drivers’ licenses product line and the Acquisitions.

Net cash provided by financing activities in 2008 was $314.0 million compared to cash provided by financing activities of $130.6 million in 2007. Net proceeds from borrowings were $211.0 million in 2008 and $197.0 million in 2007 and were used primarily to finance the Acquisitions. In 2008, the Company repurchased 362,000 of its common stock for $6.2 million. In addition in 2008, we issued common and preferred stock for net proceeds of $119.0 million and we received proceeds from the issuance of common stock to employees of $5.0 million, compared to $10.3 million in 2007.

Working Capital

Accounts receivable related to our 2008 acquisitions of Bioscrypt and Old Digimarc was approximately $18.4 million as of September 30, 2008. Excluding the impact of the Bioscrypt and Old Digimarc acquisitions, accounts receivable increased by approximately $4.9 million as of September 30, 2008 from December 31, 2007, primarily due to increased revenues in the third quarter, offset in part by improved collections. Excluding the impact of Acquisitions, days sales outstanding at September 30, 2008 improved to 67 days (63 days including the Acquisitions) from 73 days at December 31, 2007.

Inventory related to our acquisitions of Bioscrypt and Old Digimarc was approximately $6.4 million. Excluding Bioscrypt and Old Digimarc, inventory increased by $8.7 million as of September 30, 2008 compared to December 31, 2007. The increase in inventory related primarily to planned levels of inventory to meet expected future deliveries of biometrics products.

Accounts payable, accrued expenses and other current liabilities increased by $32.4 million as of September 30, 2008 compared to December 31, 2007. Excluding the impact of the Bioscrypt and Old Digimarc acquisitions, accounts payable, accrued expenses and other current liabilities increased by $13.7 million as of September 30, 2008 from December 31, 2007 as a result of improved cash management.

Total deferred revenue increased by $13.2 million as of September 30, 2008 compared to December 31, 2007. Excluding the impact of the Bioscrypt and Old Digimarc acquisitions, deferred revenue increased by $2.9 million due to maintenance contract renewals and payments received on customer projects for which revenue recognition criteria was not met.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2008 (in thousands):

	Total	2008	2009-2010	2011-2012	After-2012

Operating lease obligations	$23,852	$3,628	$10,774	$5,274	$4,176
Debt and capital lease obligations	582,357	11,300	113,198	352,460	105,399

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and a $300.0 million term loan that has a term of five years and bears interest at 7.5% at September 30, 2008. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years.

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

Reference is made to our annual report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies.

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk related to borrowings under our Credit Agreement. At September 30, 2008, borrowings outstanding under the Credit Agreement aggregated $300.0 million and bears interest at variable rates. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates. The Company has partially mitigated this interest rate risk purchasing interest rate swaps with a notional amount of $62.5 million in October 2008, pursuant to which it receives variable interest based on three month Libor and pay a fixed interest rate of 4.10%.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After September 30, 2008, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of the common stock. At September 30, 2008, the estimated market value of the Convertible Notes was approximately $122.2 million, based upon the market data as of October 3, 2008, since there were no reported trades on September 30, 2008. However, there is limited trading in the Convertible Notes, and therefore a limited number of transactions can have a significant impact on the market price.

We have entered into a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery on April-May 2012. The price of the common stock at the time of delivery may be higher or lower than $20.00.

The transactions of our international operations, primarily our German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian dollars, and Mexican pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At September 30, 2008, financial assets and liabilities denominated in Euros aggregate $1.5 million and $0.8 million, respectively, and at December 31, 2007 aggregated $2.9 million and $1.4 million, respectively. At September 30, 2008, financial assets and liabilities denominated in Canadian dollars aggregated $3.3 million and $1.9 million, respectively, and at December 31, 2007 aggregated $0.5 million and $0.2 million, respectively. At September 30, 2008, financial assets and liabilities denominated in Mexican pesos were $1.9 million and $1.8 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese yen. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at September 30, 2008 these Japanese Yen denominated liabilities aggregated $4.8 million. In 2008, all gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of September 30, 2008, the Company had committed to four foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at September 30, 2008 was an unrealized gain of approximately $0.1 million. As of September 30, 2007, we had no open foreign currency forward contracts.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose assets and liabilities denominated in Euros, Japanese Yen, Canadian dollars and Mexican pesos. As of September 30, 2008, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $4.6 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against Old Digimarc and certain of its then-current and former directors and officers on behalf of purchasers of Old Digimarc’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of Old Digimarc’s financial statements for 2003 and the first two quarters of 2004 and alleged that Old Digimarc issued false and misleading financial statements and issued misleading public statements about its operations and prospects. On August 4, 2006, the court granted Old Digimarc’s motion to dismiss the lawsuit with prejudice and entered judgment in Old Digimarc’s favor. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal on September 22, 2006. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the after market subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above in this Form 10-Q. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008. The Judge has stayed discovery until he rules on all motions to dismiss.

Other

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability for any claim, demand, litigation and other contingency when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. Based on current information and belief, the Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, because of the inherent uncertainties of litigation (including the Old Digimarc litigation described above) the ultimate outcome of litigation cannot be accurately predicted by the Company; it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

LG Settlement

On May 1, 2008, the Company settled its breach of contract and intellectual property litigation with LG Electronics USA, Inc. (“LG USA”) and LG Electronics, Inc. (“LG”) which was based on a historical dispute with Iridian Technologies Inc. (“Iridian”), a wholly owned subsidiary of the Company acquired in August 2006. The settlement, which resolves all historical issues and disputes among the parties and dismissed with prejudice the litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG and LG USA entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LG USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian agreed to assign to LG USA its “IRIS ACCESS” trademark which was determined to have minimal value to the Company.

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

At September 30, 2008, goodwill and other intangible assets are $1,281.0 million and $213.1 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts. Nevertheless, management believes that the following factors, among others, have contributed to the amount recorded:

•	technological development capabilities and intellectual capital of acquired companies;

•	future growth in revenues and profits from the expanding market in identity solutions and government security solutions; and

•	synergies resulting from providing multi modal product offerings and security solutions to existing customer base and to new customers of the combined entities;

•	requirement to provide a valuation allowance on deferred tax assets under accounting principles generally accepted in the United States of America in certain circumstances;

•	with respect to stock acquisitions, changes in the value of the consideration between the date of the announcement and the date of closing; and

•	premiums required to acquire publicly traded companies.

The recorded amounts for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses and intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements. As of September 30, 2008, our stock price declined by approximately 15% compared to our stock price at December 31, 2007. In addition, subsequent to September 30, 2008, the price of our stock has declined substantially consistent with the general market conditions. We are required to assess the carrying amounts of goodwill and intangible assets of our reporting units annually. As of October 31, 2008, the date of our annual impairment test, the price of our stock will be an input in the impairment valuation and at its current level may adversely impact the fair value of the reporting units.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006 and 2007, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At September 30, 2008, we had an accumulated deficit of approximately $69.7 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by unpredictable and unstable market conditions.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. At September 30, 2008, we had cash and cash equivalents of $24.7 million and availability under our revolving line of credit of $120.5 million. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for working capital, capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our acquisition strategy may be adversely affected by unpredictable and unstable market conditions. Particularly during periods of adverse economic conditions or during a tightening of global credit markets, we may be unsuccessful in raising additional financing or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders.

We derive a majority of our revenue from U.S. federal government agencies, the loss of which could have an adverse effect on our revenue.

For the three and nine months ended September 30, 2008, U.S. Federal Government agencies accounted for 57% and 66% of consolidated revenues, respectively. For the three and nine months ended September 30, 2007, U.S. Federal Government agencies accounted for 72% and 66% of consolidated revenues, respectively. The loss of any of our significant customers would cause revenue to decline significantly and could have a material adverse effect on our business.

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

For the three months and nine months ended September 30, 2008, we derived approximately 9% and 8% of our total revenues, respectively, from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations. As of September 30, 2008, our accumulated other comprehensive income includes foreign currency translation gains of approximately $4.6 million. In addition, we have significant Japanese yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers under certain material contracts. Fluctuations in foreign currencies, including the Japanese yen, Canadian dollar, and the Euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the Current Report on Form 8-K filed by the Company on August 8, 2008, for a description of the issuance of shares of common stock and Series A Convertible Preferred Stock in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereof.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2008	By:	/s/ ROBERT V. LAPENTA Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: October 31, 2008	By:	/s/ JAMES A. DEPALMA James A. DePalma Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (incorporated by reference to Exhibit 10.2 to the Statement on Schedule 13-D/A filed on July 3, 2008)*
4.2	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed by L-1 with the SEC on August 4, 2008).*
4.3	Registration Rights Agreement, dated as of August 5, 2008, by and among L-1 Identity Solutions, Inc. and MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP and MHR Institutional Partners III LP(incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-3ASR filed on August 5, 2008).*
4.4	Certificate of Designations for L-1 Identity Solutions, Inc. Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3ASR filed on August 5, 2008).*
10.1	Amendment No. 1 to the Securities Purchase Agreement, dated as of August 4, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (incorporated by reference to Exhibit 10.2(a) to the Registration Statement on Form S-3ASR filed on August 5, 2008).*
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference.