Form 10-K
period 2008-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2009-02-27
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2). ☐  Yes ☒ No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2008, was approximately $1,038.9 million.

As of February 24, 2009, the registrant had 86,472,745 shares of Common Stock outstanding.

L-1 IDENTITY SOLUTIONS, INC.

i

[THIS PAGE INTENTIONALLY LEFT BLANK.]

PART I

Item 1.	Business

In this Annual Report on Form 10-K, the words “L-1”, the “Company”, “we”, “our”, “ours”, and “us” refer to L-1 Identity Solutions, Inc. and, except as otherwise specified herein, to our subsidiaries. Our fiscal year ended on December 31, 2008.

L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) is a provider of technology, products, systems and solutions, and services that protect and secure personal identities and assets. Together our business delivers the full range of offerings required for solving complex problems associated with managing identity.

The Company operates in two reportable segments: Identity Solutions and Services.

•	The Identity Solutions segment includes Secure Credentialing, Biometrics, and Enterprise Access solutions marketed to federal agencies, state and local government agencies, including law enforcement and departments of corrections, foreign governments and commercial entities, such as financial, casinos and health care institutions. Our Identity Solutions revenues include products and related services, which comprise hardware, components, consumables and software, as well as maintenance, consulting and training services integral to sales of hardware and software. Customers, depending on their specific needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create an integrated solution.

•	The Services segment provides enrollment services to federal and state government agencies and commercial enterprises and financial institutions. We also provide comprehensive consulting, program management, information analysis, training, security, technology development and information technology solutions to the U.S. intelligence community. Depending upon customer needs, our services can be bundled with identity solutions, product and services offerings to create an integrated solution.

We evaluate our business primarily through operating and financial metrics such as revenues, operating income (loss), and earning before interest, depreciation and amortization, intangible asset impairments and in process research and development charges, and stock-based compensation expense (“Adjusted EBITDA”) and free cash flow.

Our identity solutions and services are organized into several core capabilities:

•	Secure Credentialing Solutions

This offering includes complete solutions for integration and verification of the entire secure credential lifecycle, from testing through issuance and inspection. L-1 systems are used to produce the majority of U.S. driver’s licenses and our systems support all types of production systems including over the counter, central and hybrid models. L-1 credentialing solutions are used in 20 countries for producing the U.S. passport, U.S. Passport Card and Border Crossing Card, as well as various citizen credentialing programs including voter registration, passports, National ID and others. More than 100 million secure credentials are produced annually with L-1 solutions.

•	Biometric Solutions

Biometric solutions are used to capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. L-1’s biometric solutions provide a full range of finger and palm, facial, iris, and multi-modal biometric technologies that empower the identification of individuals in large-scale identity management programs. Our biometric solutions include a multi-modal automated biometric identification and matching system (ABIS). Our products include finger and palm print scanners, iris-based capture devices (PIER and HIIDE), integrated multi-biometric (finger, face and iris) devices, automated facial recognition systems both static (digital photo or mug shot) and dynamic (video) and automated iris recognition systems (AIRS).

•	Enterprise Access Solutions

These solutions include finger and facial (including 3D) biometric-based readers used to secure buildings and restricted areas. Our enterprise access solutions are offered through more than 400 global partners today and are used by commercial enterprises around the world.

•	Enrollment Services

These services include background checks and processing of applicant data required for federal and state licensed programs and jobs in the banking, finance, insurance, healthcare, child care, legal, real estate, education and other industries. L-1 operates a network of more than 650 convenient and secure centers located across 46 U.S. states and in most Canadian provinces. The centers have enrollment stations, live scan systems and software that are used for fingerprinting and processing as fingerprints for background checks. More than 6.5 million people have been printed to date through L-1 enrollment services, of which more than 1.5 million were printed in 2008.

•	Government Consulting Services

These services include a specialized set of capabilities that address the most pressing issues in security facing intelligence agencies today. It includes McClendon Engineering and Analytical Services that focuses on GEOINT and MASINT science; SETA, PMO and acquisition; intelligence analysis and operations; systems engineering and integration and; IT and software development. Advanced Concepts Information Technology Services offers IT services, program management, Cyber security services systems engineering, 911 planning and help desk support. SpecTal Intelligence Services provides intelligence analysis, operations support, training and information technology/technical development.

Despite the challenges posed by current economic conditions, the market for identity solutions has continued to develop. We believe that users of identity protection solutions are demanding complete solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions.

Reportable Segments and Geographical Information

Reference is made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for financial information about reportable segments and geographic information and revenues by class of products and services.

Acquisition History

•	Viisage Technology Inc. (“Viisage”). In December 2005, L-1 Investment Partners made a strategic investment in Viisage, which is now part of the Secure Credentialing Division of L-1.

•	Integrated Biometric Technology (“IBT”). In December 2005, Viisage acquired IBT, adding fingerprint services to enable the processing of civilian enrollment and credentialing for government-licensed jobs. IBT is now part of the Enrollment Services Division of L-1.

•	AutoTest division of Openshaw Media Group (“OMG”). In December 2005, Viisage acquired the AutoTest division of Openshaw Media Group (“OMG”), adding automated DMV knowledge testing capabilities. AutoTest is now a part of the Secure Credentialing Division of L-1.

•	SecuriMetrics, Inc. (“SecuriMetrics”). Acquired in February 2006, SecuriMetrics develops, customizes and sells multi-biometric solutions using its proprietary iris recognition technology, typically consisting of multi-biometric capture devices bundled with proprietary software. SecuriMetrics is now a part of the Biometrics Division of L-1.

•	Iridian Technologies, Inc. (“Iridian”). In August 2006, we acquired Iridian, which owns and licenses an extensive portfolio of intellectual property related to iris recognition technology. Iridian is now a part of the Biometrics Division of L-1.

•	Identix Incorporated (“Identix”). In August 2006, Viisage merged with Identix, a provider of fingerprint, facial and skin biometric technologies, and related system components, as well as fingerprinting services which are critical to biometric capture and knowledge discovery in large scale identification management applications. Identix is now part of the Biometrics Division of L-1 with the exception of the fingerprint services business that has been integrated into the Enrollment Services Division.

•	SpecTal, LLC (“SpecTal”). In October 2006, we acquired SpecTal, which provides comprehensive consulting and security solutions primarily to the U.S. intelligence community. SpecTal is now a part of the Government Consulting Services Division of L-1.

•	ComnetiX Inc. (“ComnetiX”). In February 2007, we acquired ComnetiX Inc., a Canadian company providing biometric identification and authentication technologies and solutions to private and public sector customers, particularly within the law enforcement community, as well as fingerprinting services in Canada . The ComnetiX biometric technologies and solutions business is now part of the Biometrics Division of L-1. The services component of the business has been integrated with the Enrollment Services Division of L-1.

•	McClendon LLC, (“McClendon”). In July 2007, we acquired McClendon, which provides technical, network security and professional services to the U.S. intelligence community. McClendon is now part of the Government Consulting Services Division of L-1.

•	Advanced Concepts, Inc. (“ACI”). In July 2007 we acquired Advanced Concepts, which provides information technology solutions to the U.S. intelligence community. ACI is now part of the Government Consulting Services Division of L-1.

•	Bioscrypt Inc. (“Bioscrypt”). In March 2008, we acquired Bioscrypt Inc., a Canadian company that is a leader in the enterprise access control market. Bioscrypt is now the Enterprise Access Solutions Division of L-1.

•	ID Systems Business of Digimarc Corporation (“Old Digimarc”). In August 2008, we acquired the ID Systems business of Digimarc Corporation, a U.S. based business in the secure credentialing market. The business is now part of the Secure Credentialing Division of L-1.

Financing Activities

In October 2006, we entered into a revolving credit agreement under which we could borrow up to $150.0 million, with the potential of increasing the facility to $200.0 million. Borrowings under the revolving credit agreement were primarily used to fund our acquisitions. In August 2008, all outstanding borrowings under this facility were repaid from the proceeds of borrowings under the amended and restated credit facility described below.

In May 2007, we issued $175.0 million of Convertible Notes, the net proceeds of which were used to purchase a pre-paid forward contract of $69.8 million and to prepay the then outstanding borrowings under our revolving credit facility.

In August 2008, we entered into amended credit facilities under which we could borrow up to $435.0 million consisting of a $300.0 million term loan facility, and a $135.0 million revolving credit facility. The proceeds of the term loan facility of $295.0 million were used to partially fund the acquisition of the Old Digimarc and repay debt outstanding under the then existing revolving credit facility. Under the terms of the revolving credit facility, $120.5 million is available at December 31, 2008, after deducting outstanding letters of credits of $14.5 million, subject to continuing compliance with the covenants contained in the agreement.

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta, our chairman and CEO, (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”), L-1 issued an aggregate of approximately 8.1 million shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the ’Series A Preferred Stock’) convertible into approximately 1.1 million shares of common stock, for aggregate net proceeds to L-1 of $119.0 million, which were used to fund a portion of L-1’s acquisition of Old Digimarc.

Industry Overview

Biometric Markets and Trends

Government-issued “breeder documents” (such as birth certificates and social security cards) and IDs granted based on these documents (such as driver’s licenses or passports) serve as the primary means for confirming the identity of an individual. The integrity, however, of these documents and credentials can be compromised because they can be counterfeited or altered, issued under false pretenses and historically have rarely been linked to an identity database. Failure to provide adequate identification protection can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, we believe that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions to validate identities.

L-1 delivers solutions and services that protect and secure personal identities and assets. A core element to the L-1 identity management value proposition is biometrics. Biometrics are unique, individual physiological or behavioral characteristics, such as fingerprints, palm prints, facial characteristics, iris and voice patterns, hand geometry and handwriting patterns, which can be used to determine or verify an individual’s identity. Technology digitally captures and encodes these individual biometric characteristics and then compares that uniquely personal characteristic against previously encoded biometric data to determine or validate an individual’s identity.

Each biometric is unique to each person, making it the best means possible today to verify that a person is whom he/she claims to be. Furthermore, biometric technology provides improved accuracy and security of the credential, as well as convenience and cost-effectiveness for the individual, overcoming the limitations inherent in traditional identification and authentication processes such as paper credentials, passwords, PIN codes and magnetic access cards.

Governments and their agencies were the early adopters of biometrics and today remain the primary customers for the industry. For law enforcement, biometric technology permits more efficient criminal booking and processing and also allows officers in the field to identify potential suspects more reliably and efficiently. Within the military biometrics are used for the verification and identification of military personnel and contractors and collection and processing of biometrics from non-military personnel for the purpose of identifying potential hostile persons. At the national level, governments throughout the world have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. National governments have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns.

We believe that the market for biometrics will continue to grow significantly. This growth is a function of customer demand and the ability for the industry to meet the demand. We believe that major drivers of biometric growth in the future will include:

•	Implementation of biometrics in national security-related applications broadly characterized as “anti-terror”, such as border management, national ID, immigration control and critical infrastructure applications such as employee authentication and access control.

•	Integration into commercial access control solutions that grant entry and confirm presence in buildings and restricted areas based on biometric recognition.

•	Expansion of biometrics within law enforcement to enroll, verify and ID suspects, detainees and prisoners and confirm if the individual is wanted, incarcerated or has a criminal history.

•	Inclusion of biometrics as a component of solutions that address identity theft.

•	Incorporation of biometrics into licensing processes and background checks required for people employed in licensed positions, such as daycare workers, insurance agents and those employed in education-related fields.

In addition, we believe that identity-related mandates within the government will drive growth by increasingly recommending, and in some cases mandating, the use of secure authentication, such as biometrics, as a key component of identity verification. Some of the programs include:

•	U.S. Visitor and Immigrant Status Indicator Technology program (“U.S. VISIT”), which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States.

•	Department of State (DoS) Western Hemisphere Travel Initiative (“WHTI”) Passport Card and Border Crossing Card programs that issue limited use passports in a wallet size format for use in crossing U.S. borders. DoS is also implementing contactless chips for use in passports which are electronic chips that hold the bearer’s biographic and photographic data.

•	Transportation Workers Identification Credential (“TWIC”), a credentialing program that may eventually cover an estimated 12 million national transportation workers.

•	Transportation Security Administration’s (“TSA”) Hazardous Material Threat Assessment Program (“HAZMAT”), mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (“HME”) on their state-issued commercial drivers licenses (“CDL”).

•	TSA’s Registered Traveler Program (“RT”) under which the TSA will conduct a security assessment to determine eligibility of an individual for an expedited screening process at TSA security checkpoints. RT participants provide both fingerprint and iris biometrics, allowing either biometric to be used for positive identity verification at the airport.

•	Homeland Security Presidential Directive 12 (“HSPD-12”), which mandates that a common identification card be utilized by all federal government employees and contractors. In 2004, the U.S. Federal Government issued the Federal Information Processing Standard for Personal Identity Verification of Federal Employees and Contractors as part of HSPD-12. HSPD-12 includes a requirement for document authentication in connection with the issuance of secure credentials to federal government employees.

•	REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

While fingerprints are expected to continue to be the most prevalent biometric technology in the near term, iris, face, palm print and other technologies are being adopted and combined with fingerprinting in multi biometric applications to provide an additional level of security and accuracy and to allow for increased flexibility for applications where fingerprints are not suitable.

Automated Fingerprint Identification Systems (AFIS) / Live Scan is the largest market space for biometrics. These are large scale and highly complex systems used in law enforcement, background checks, and civil identification programs. Live scans are deployed as a front end to most AFIS systems and include hardware and software that captures and processes fingerprint images prior to submission to AFIS systems. This AFIS / Live Scan market is considerably more mature than any other biometric market sector. Increasingly, multiple biometrics are also being incorporated into these systems, augmenting fingerprints with hand/palm prints, facial images and iris patterns.

Internationally many countries have established or are establishing more secure national identification, driver’s license, passport, border crossing control and voter registration programs and many of these systems are expected to utilize biometric technologies. In addition to protecting citizens, some of these programs are also aimed at helping identify potential terrorist threats. The United States established legislation requiring biometric identifiers to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). We offer a range of solutions, products and technologies that can be utilized in national identification, and/or passport and border crossing programs to enroll and verify citizens, visitors and potential threats and/or to add biometric identifiers to national identification and/or passport programs. Accordingly we believe that international markets provide an opportunity for revenue growth.

While we anticipate consistent revenue growth, the following may adversely affect the rate of this growth, among other factors:

•	The global economic slowdown and its impact on government funding and procurements related to security,

•	Dependence on complex government programs that are experiencing elongated procurement, sales and implementation cycles,

•	Competition from non-biometric technologies that provide more affordable, but less robust, authentication (such as token rings and smart cards),

•	Privacy and legal challenges relating to biometric identifiers by private citizens and advocacy groups, and

•	The potential for changes in government policy relating to privacy issues by the new executive branch administration.

Government Services Markets and Trends

The federal government is the largest consumer of information technology services and solutions in the United States. We believe that the federal government’s spending on information technology and services will continue to increase in the next several years, driven by the expansion of national defense and homeland security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government employee technical professionals, and the continuing impact of federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980.

Across our core intelligence community customers, we believe the following trends will continue to impact spending and dependence on technology and support contractors:

•	The emphases on irregular warfare, homeland defense, and combating the spread of weapons of mass destruction remain overarching guiding principles for current and out-year funding priorities. We believe intelligence agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on national security, homeland security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the federal government. We believe the Department of Defense, Department of Homeland Security and the intelligence community will continue to be interested in systems that strengthen the coordination within and among agencies and departments.

•	Although certain agencies within the intelligence community have indicated a goal of reducing reliance on contractors, the demand for technology service providers is expected to increase due to the need for federal agencies to maintain core operational functions while the available technical workforce shrinks. Given the difficulty the federal government has experienced in hiring and retaining skilled technology personnel in recent years, we believe the federal government will continue to rely on technology service providers that have experience with government systems, can sustain mission-

critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

•	In recent years, federal agencies have had increased access to alternative choices of contract acquisition vehicles-such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement. The environment has increased contracting flexibility and provides government agencies access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. We believe the increased flexibility associated with the multiple channel access, such as ID/IQ contracts, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet the demand for, and delivery of, required services and solutions.

•	An emphasis on addressing cyber-security is expected to drive greater demand for a variety of L-1 government services. The Comprehensive National Cyber Security Initiative of 2008 has a dozen components intended to better protect computer systems and networks from cybercrime and improve information technology processes and policies within the government. Specific improvements aimed at cyber counter intelligence, situational awareness, and implementation of information technology will have the most impact on L-1.

•	We believe that the current strategic environment dictates the need for more dependencies in the form of alliances and partnerships. Alliances with large and small companies who have agency mission knowledge and/or established credentials related to specific solutions and services are critical in winning large contracts.

Our Solutions

L-1 solutions combine industry-leading face, finger and iris recognition biometric technologies with state-of-the-art credentialing and access control systems, enrollment services and government consulting, to successfully meet all aspects of managing identity. L-1 Identity Solutions maintains specialized offerings for customers across both the public and private sector.

U.S. Federal Solutions

Federal agencies depend on L-1 Identity Solutions to provide efficient and reliable products and services that help improve the security of the nation and protect citizens, both at home and abroad. Our history of dependability and trust established across all levels of government includes every major U.S. government department and most U.S. military branches. We offer a comprehensive array of solutions that make it easier to implement civilian and criminal identification systems, border security programs and data protection measures. Our solutions are designed to address the federal identity needs set forth by various initiatives, programs and agencies such as:

•	Homeland Security Presidential Directive 12 (HSPD-12) — Requires a common identification credential with Personal Identity Verification (PIV) for federal employees and contractors. L-1 Identity Solutions provides complete capabilities for identity proofing as well as modular, customizable components and outsourcing services to ensure fast and easy compliance. Our offerings are GSA and National Institute of Standards and Technology (NIST) certified.

•	HAZPRINT — Requires focused background checks, including fingerprint-based biometric criminal history checks, for all commercial drivers who apply for, renew or transfer an endorsement to transport hazardous materials (HAZMAT), including explosives.

•	U.S. DoD Common Access Card (CAC) — The standard identification credential for active duty military personnel, selected reserve personnel, civilian employees, and eligible contractor personnel.

•	Western Hemisphere Travel Initiative (WHTI) — Requires all citizens of the U.S., Canada, British Overseas Territory of Bermuda and Mexico to have a passport or other accepted secure document to enter or re-enter the U.S.

•	Registered Traveler Program (RT) — A nationwide private sector program designed to accelerate the screening process at participating airports for passengers who voluntarily choose to enroll by providing biometric fingerprint and/or iris data.

•	US-VISIT Program (U.S. Visitor and Immigrant Status Indicator Technology) — An automated entry/exit tracking program requiring foreign visitors to submit biometric information upon arrival and departure to and from the U.S.

•	Transportation Workers Identification Card (TWIC) — A program mandating a standardized secure credential containing biometric data for all transportation workers in order to enter into any secure area of a port.

We also provide solutions for:

•	Department of Defense (DoD) / Intelligence Agencies — We help the DoD and Intelligence communities in the fight against terrorism across the globe by providing technology for insurgent registration, combatant identification, watchlist ID, credentialing and high security access control. Our solutions help agencies process background checks of military personnel faster in order to provide them with secure credentials and verify their identity for the purposes of issuing benefits or accessing secure facilities and networks.

•	Department of State (DoS) / Department of Homeland Security (DHS) — We supply and integrate the technologies, software, hardware, consumables and services that help with the identity enrollment, de-duplication and production of safer and more secure travel documents. These include passports, U.S. Passport Cards, Border Crossing Cards and Visas.

Border Management Solutions

L-1’s border management solutions offer a faster and more convenient process for travelers to pass through borders. They also empower border control officers to perform real-time searches against known watchlists and to scan more types of documents faster than ever before, ensuring that unwanted individuals do not enter the country. The flexibility of L-1 solutions enables the process of border management and control to happen seamlessly and with the same level of protection and security regardless of location, whether at a highly populated and wired checkpoint or a remote location connected wirelessly. Our biometric technologies and document authentication readers are tested and deployed by border control agencies all over the world. More than 10,000 L-1 live scan systems are deployed today across a wide range of agencies, including the U.S. Department of Homeland Security for use at the nation’s border crossings. We believe we are the only U.S. company offering multi-biometric solutions for fixed and mobile environments. Our solutions include:

•	Frequent Traveler Solutions speed processing times and ensure high quality biometric capture every time for maximum verification accuracy and convenience for travelers.

•	Watchlist Screening Solutions seamlessly integrate into the immigration process, providing more accurate, real-time notification of possible matches against watchlists.

•	Document Authentication Solutions automate the reading and authentication of e-passport documents with contactless smart chips, as well as existing passports, driver’s licenses and other ID cards.

•	Mobile ID Solutions allow for highly accurate and fast identification of individuals seeking passage through borders at remote sites, land and sea crossings.

Law Enforcement Solutions

Law enforcement agencies across the U.S. and globally rely on us to provide solutions that help identify suspects and criminals faster and more accurately. With the power to scan millions of criminal records in seconds, and provide officers in the field with critical identity information in minutes, L-1 Identity Solutions is paving the way for a new era in identification for law enforcement agencies. Our companies have a long history of experience serving the needs of law enforcement agencies. Our solutions are installed in all 50 states and in more than 20 countries around the world. We are known for innovation and setting new standards for the industry that lead the way in greater efficiencies for law enforcement agencies. Our solutions include:

•	Booking Systems help quickly identify known criminals at the booking process by capturing high quality biometric data, checking watchlists and building online photo lineups — even when a picture or composite sketch is the only information that is available.

•	Mobile ID Solutions offer immediate and accurate identity information on suspects to officers in the field. Our mobile ID systems support multiple biometrics, providing officers in the field with accurate identity information in minutes while saving time, enhancing officer safety and minimizing false arrests.

•	Investigation Systems analyze finger, palm and facial information, as well as latent and partial prints found at crime scenes. With expert forensic examiners estimating that nearly 1/3 of all latent prints from crime scenes coming from parts of the hand other than the fingertips, and legislation requiring the capture of offenders’ hand or palm prints in addition to fingerprints, L-1 solutions are leading to faster identifications, regardless of the quality of latents or surveillance tapes.

•	Next Generation Multi-Biometric ABIS (Automated Biometric Identification System) incorporates finger, face and iris recognition in a single platform to improve the speed and accuracy of criminal identification. Our solution is designed for maximum flexibility in the workflow for lower risk and greater return on investment.

•	Omni Jail Management System uses iris-based biometric recognition and innovative workflow processes to offer sheriffs and wardens a more accurate way to identify inmates during critical stages of incarceration. This includes initial subject identification, intake, custody and eventual release.

Civil Solutions

Producing valid and secure civil identity documents necessitates a wide range of requirements. Each step in these processes represents the potential for error and fraud that can compromise the integrity of the ID. Civil agencies trust us to provide large-scale secure credentialing systems. We design thousands of card types, deploy more than 6,000 authentication systems globally, and produced more than 700 million ID credentials in the last 10 years alone. Our solutions include:

•	Enrollment Systems help ensure the integrity of the ID with high quality biometric data capture, document authentication, and demographic data capture for integration with identity databases and human resources management software. Our offerings ensure superior downstream performance and create enrollment efficiencies.

•	Multi-Biometric ABIS (Automated Biometric Identification System) uses finger, face and iris to help prevent fraud in the issuance of secure documents, aids in the speedy identification of criminals and deters terrorists from obtaining ID documents or crossing borders.

•	Card Production and Document Authentication Systems produce long-lasting, tamper-proof credentials.

•	Verification Solutions confirm identities before credentials are issued and received.

•	Driver’s License Solutions offer processes for verifying an applicant’s claimed identity by integrating client and back-end software, services, document reader hardware, biometric technology, and internal and external database queries. We also partner with U.S. states to address the requirements of the REAL ID Act.

•	Voter, National and Other Government-Issued IDs produced by L-1 help deter counterfeiting, enhance traffic safety and national security, combat identity theft and fraud, and facilitate the effectiveness of voter ID programs. L-1 provides identification solutions in more than 20 countries today.

Commercial Solutions

Protection of a business’s valuable information and physical assets in today’s operating environments demands a sophisticated security platform. Regulatory mandates that require proof of requisite steps taken to protect critical personal information is adding to the pressure. We offer the latest innovation in biometric technologies to vet an identity before an individual is hired or granted access to a company’s data and physical assets. We also offer state-of-the-art access control systems. We serve the following markets:

•	Financial Services — We help maintain the integrity of client records for new accounts, manage the background check process for prospective employees, and control access to secure facilities and online accounts.

•	Healthcare Organizations — We preserve patient privacy and confidentiality of records using biometrics to ensure that only authorized individuals have access to sensitive patient information. Our information security software also helps enterprises with Health Insurance Portability and Accountability Act (HIPAA) compliance.

•	Casino and Gaming — We provide fast and accurate background checks on prospective employees and offer biometric-based surveillance to identify known card counters and cheaters. We also offer superior access control systems to the world’s largest casinos.

•	Corporate — We help companies quickly and easily identify terminated employees and those that obtain unauthorized access to certain facilities or network areas without hindering the overall productivity of their workforce employees. As a result, our customers experience enhanced privacy, increased security and reduced fraud that helps ensure that internal losses are minimized.

Enterprise Access Solutions

Our enterprise access solutions protect corporate assets, offices and restricted areas with the strongest form of multifactor authentication available using fingerprint or face biometrics. The market leading Veri-Series fingerprint readers and MV-Series embedded fingerprint modules for physical access use advanced, patented pattern- and minutiae-based biometric algorithms for fast and secure verification. Leading-edge VisionAccess 3D face recognition readers use three-dimensional face geometry based algorithms for authentication in under a second. More than 290,000 access control reader units are installed today globally and we maintain a distribution network of more than 400 global partnerships worldwide. Our growing commercial and government market share is fueled by strong relationships within enterprises, government agencies, transportation authorities, insurance and financial institutions, healthcare operations, casino properties and other organizations around the world. Our solutions include:

•	HSDP-12 / PIV — We offer FIPS approved finger readers for the HSPD-12 / PIV market.

•	Physical access applications — Our finger and 3D face readers are used for a wide range of physical access applications.

•	Advanced software — Advanced software for enrollment and device management is used with our finger and 3D face readers.

Enrollment Services

L-1 operates more than 650 enrollment centers across the U.S. and Canada for processing pre-employment civilian background checks. Our customers include daycare workers, health-care personnel, prospective foster parents, and those employed in educational environments such as teachers, administrators, custodians and bus drivers legally required to have criminal history checks. Our centers also handle processing for various financial services, banking and brokerage submissions. Fingerprints are captured quickly in a friendly, professional environment by one of our certified fingerprint technicians. The prints are taken using state-of-the-art live scan equipment that captures fingerprints without the use of ink and submits them electronically. As a result, our customers can receive criminal history results in days. Faster results mean licensing, or putting employees to work, more quickly and with peace of mind. Our services include:

•	Live Scan Fingerprinting enables applicants to call and schedule an appointment at a convenient location. Upon arrival, fingerprints are captured and submitted electronically the same day. Results are typically returned within 2-3 days.

•	Card Scan Fingerprinting allows applicants to capture fingerprints with ink and mail the cards to us. We convert the ink cards to an electronic format and submit the fingerprint records to the appropriate channeling agency within one business day. Results are typically returned within 2-3 days.

•	Onsite Fingerprinting brings our live scan systems directly to the customer’s location, helping fulfill short-term fingerprinting needs due to a large fingerprinting backlog, hiring surge or opening of new locations. We handle jobs all over the world, ranging from one day to many months.

Government Consulting Services

Our highly specialized services encompass the most important areas of security and intelligence in the U.S. today including information technology, engineering and analytics and intelligence services. Intelligence services include counterterrorism, homeland defense, information sharing and analysis, physical, technical and personal security, personnel surety, behavioral science, counterintelligence, vulnerability assessment, forensics, surveillance and surveillance detection, crisis management, computer forensics and operational support. Our IT services span network design, administration, system performance tuning, help desk support, and information assurance through systems security monitoring, threat and risk assessments, reverse engineering and policy development. Our systems and software engineering capabilities offer requirements development and integration, software application development and database design. Scientific, Engineering and Technical Assistance (SETA) capabilities provide mission and collection management, architecture analysis, program and acquisition management support. Our more than 850 consulting personnel represent what we believe are the most qualified professionals in the industry, with approximately 95 percent holding high-level government security clearance. Our team includes all-source regional, functional, and technical analysts; field operations officers; trainers; software engineers; program managers; specialized government consultants; and operational support professionals. Our professional consulting staff provides support to the federal intelligence agencies, law enforcements, and the uniformed military services. Our multi-lingual team speaks 20 languages and are experts in Middle East, Asian and Eastern European countries. Our clients include:

•	Intelligence Community — Our Government and Security Consultants are engaged across the intelligence community and overseas. They assist in the development of intelligence reporting programs, train and mentor the next generation of reports officers. Our established program develops well-rounded report officers to assist with tasks where staffing shortages are critical, and provide training and mentoring without adding to the demands of government officers. They help develop and support large scale and complex IT infrastructures for highly sophisticated mission critical applications and systems. In concert with their understanding of IT systems, they assist in the development and monitoring of critical networks for the intelligence agencies.

•	Geospatial Community — In addition to various human intelligence services capabilities, we offer highly complementary geospatial services. This includes imagery intelligence, all source intelligence analysis, systems engineering and acquisition capabilities.

•	Federal, State and Local Government Agencies — Our professionals offer expert consulting based on extensive operational experience. We provide a wide range of analytical, linguistic, technical, and other support to intelligence, defense, and law enforcement agencies, including the DHS and FBI, and our cleared personnel can seamlessly augment and/or provide specialized training to current staff.

•	Private Sector — We can conduct an “eye of the attacker” evaluation, identifying security vulnerabilities from an adversarial perspective, a distinctive and proven approach to measuring and mitigating risk from internal and external threats.

Customers

Over 90% of our sales are to federal, state, local and foreign governments and government agencies. Contracts with governments and agencies generally allow the customer to terminate the contract for convenience of or for failure of the government to appropriate funds. For the year ended December 31, 2008, U.S. Federal government agencies accounted for 64% of L-1’s consolidated revenues.

Historically, we have experienced minimal customer turnover. We believe this is a result of our strong product portfolio and emphasis on customer service and support.

Our customers include:

•	Many federal agencies and branches of the U.S. military,

•	More than 29 international governments,

•	Majority of Department of Motor Vehicles across the U.S.,

•	Numerous local law enforcement agencies and

•	Commercial enterprises including those in gaming, finance, healthcare and more.

Business Development, Sales, Marketing, Bids and Proposals

We market our biometric solutions and services through a direct sales force, through channel partners and through strategic partnerships and alliances. Our direct sales force is responsible for marketing and selling our entire identity solutions and services portfolio. We have a worldwide sales force responsible for delivering customer solutions and services to North and South American, Europe, the Middle East, Africa, Russia, India and Asia Pacific markets. In addition, we have established a dedicated U.S. Federal sales team in Washington, D.C. responsible for marketing and selling to U.S. government agencies such as the Department of Defense, Department of State, Department of Justice and Department of Homeland Security, among others. We have a dedicated sales and services team operating from locations in Germany, the United Kingdom, Australia, UAE and Switzerland, strengthening our coverage and access to the international markets for our products, services and solutions. We have also realigned our marketing efforts to better coordinate the state and local marketing offerings of our divisions. Finally, we have established a team approach to pursuing intelligence agency opportunities to coordinate and provide broader and stronger service offerings to the U.S. intelligence agencies. As of December 31, 2008, we employed 154 people in our business development and sales and marketing organization.

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

Sales and marketing costs were $37.1 million, $27.7 million and $14.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Product Development

We have organized our research and development activities in what we believe is an efficient model using centers of excellence distributed among our divisions. Our research and development team, which totals approximately 271 developers, scientists and engineers, is distributed among focused centers of excellence that are maintained under the Company’s divisions. Their activities are coordinated at the corporate level under the Company’s Chief Strategic Officer to ensure support of the overall innovation goals and mission of L-1 and the realization of synergies in our research and development investment.

We focus our research and development efforts on critical components for advanced technology identity solutions. These include but are not limited to proprietary software that addresses image capture, image processing, face recognition, iris recognition, fingerprint and palm recognition, biometric fusion logic and intelligent decision making, information retrieval from identity databases, scalability of search, and the accuracy of searching and matching algorithms within very large databases, and document authentication. In addition, we invest in the development of capture technologies for finger, palm and iris. We also maintain an active program for the development of new security features for credentials.

We believe our next generation biometric matching algorithms fingerprint, facial, and iris recognition technology developments will be more reliable and cost effective than current technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and iris templates on smart cards and similar storage devices. In addition, we focus on expanding our capabilities in solutions for the civil identification, criminal identification and border management markets.

We also benefit from research and development activities conducted by the manufacturers of the components integrated into our systems such as cameras, database software and computers and research and development, we perform research and development for our customers, including the U.S. government and its agencies.

Gross research and development expenditures aggregated to $43.0 million for the year ended December 31, 2008 compared to $26.4 million in the prior year. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 15% and 13% for years ended December 31, 2008 and 2007, respectively.

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

We have a portfolio of 213 U.S. and foreign patents. In addition, we have 164 U.S. and foreign patent applications in process for biometrics and document authentication technologies. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

We have filed applications to register the trademarks of “L-1” and “L-1 Identity Solutions”, and both applications have been approved for publication by the U.S. Patent and Office. We have a broad portfolio of other vital registered and pending trademarks in the U.S. and foreign jurisdictions.

Backlog

Backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Backlog will not necessarily result in future revenue because firm orders may be cancelled, firm orders from governmental agencies may remain subject to funding options, renewals may not be exercised by the customers, and the quantities ordered, the volume of transaction processed or services to be provided may be less than estimated. Backlog includes deferred revenues. Contractual arrangements could be cancelled by our customers without penalty for lack of performance. Contracts terminated by our customers for convenience generally would result in recovery of actual costs incurred and profit, if any, on work performed through the date of cancellation. At December 31, 2008 backlog, determined as described above, approximated $1.1 billion, of which approximately $520.0 million is expected to be realized in 2009. Revenues from backlog, together with other recurring revenues not in backlog, are expected to approximate $620.0 million or 84% of 2009 revenues. At December 31, 2007, backlog was approximately $715 million.

Competition

The market for our identity solutions and services is extremely competitive. Our ability to differentiate ourselves from our competition is predicated on:

•	A customer-focused solution set approach that enables us to package our products and services together to solve the unique identity-challenges of markets such as federal, civil, state and local, criminal, border management and commercial.

•	Strong and tenured relationships with customers. Today L-1 customers include most federal agencies and branches of the U.S. military, more than 29 international governments and the majority of U.S. state DMVs and local law enforcement agencies. The pervasiveness of our relationships makes L-1 a trusted choice for others seeking relationships with proven vendors.

•	State-of-the-art technologies and solutions, including every major biometric modality. Furthermore, L-1 remains at the forefront of innovation through our strong organic and strategic acquisitive growth.

•	The flexibility of our products and services that can be used together to form a complete solution or as modular components within an existing end-to-end identity management solution.

•	The ability to offer multi modal identity solutions incorporating finger, face, palm/.hand and iris technologies together with search and matching software to work with large databases.

•	The comprehensive nature of our solutions and services that encompass the full spectrum of identity management needs including:

—	Delivering the best means of uniquely identifying individuals through advanced multi-modal biometric recognition technologies

—	Producing the most secure credentials possible that serve as proof of identity

—	Providing biometrically-enabled access control for more secure buildings and restricted areas

—	Offering enrollment service centers for fast, accurate electronic civilian fingerprinting and background checks necessary for licensed employment positions

—	Delivering government consulting services that address the most important areas of security in the U.S. today including IT, engineering and analytics, and intelligence

We face competition from a number of companies who are actively engaged in developing and marketing identity management related solutions and services. All of our divisions are also potentially affected by large system integrators entering the market through various avenues. The markets for our solutions and services are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are more price competitive, may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by L-1. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

We compete on the basis of the following factors: technology, service and support, product quality, price, reliability, capability to work with large criminal history networks and flexibility in accommodating customer technical and business needs.

Specific competitive issues as they relate to our core focus areas include:

•	Biometrics. A significant number of established and startup companies are developing and marketing solutions and related software and hardware for fingerprint, face, iris and other biometric security applications that could compete directly with our offerings. Some are developing alternative algorithms for biometric matching, some are developing alternative capture technology such as ultrasound, semiconductor or alternative types of optically and non optically based contact and contactless fingerprint image capture devices and others are developing and marketing other methods of biometric identification such as retinal blood vessel, signature recognition, hand geometry and voice and DNA. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products. Our competitors include traditional AFIS vendors such as Sagem, Cogent and NEC and manufacturers and technology companies such as Cross Match Technologies, Inc., Cognitech Inc., Asia Software, CryptoMetrics, Inc., Precise Biometrics, BIO-key International, Inc., and Greenbit, among others. From time to time, we also face competition from divisions of large multinational companies such as Lockheed Martin Corporation. In some markets, we may also partner with some of these competitors.

•	Secure Credentialing. We believe that we are considered one of the most significant players in the state driver’s license market with nearly every U/S state using L-1 solutions for secure driver’s license production as well as in the federal and international credentialing market. However, U.S. mandates such as REAL ID, WHITI and Enhanced Driver’s License that call for more secure credentialing is also creating opportunities for competitors to enter or expand their presence in the market. Greater demand for increased security content on the credential is attracting more security printing companies and card manufacturers. Credentialing issuance systems are becoming increasingly data intensive. This provides an opportunity for systems integrators and technology blue-chip companies that bring expertise in the complexities of information technology content to enter the market. These same issues and advantages hold true for international opportunities, with the extensive global experience and footprint of larger entities providing significant competitive advantage. Our competitors in this area include Marquee ID, Canadian Banknote, Bundesdruckerei, G&D, Trub, DeLaRue, Gemalto, and Oberthur, among others. We also see competition sometimes from major system integrators. As in the case in our other divisions on some opportunities, we compete and on others we team up with the same company.

•	Enterprise Access. L-1 access solutions are marketed through an indirect sales channel using a network of more than 400 partners globally; the ability to successfully partner is essential to generating new opportunities as a front-end access control device and to access vertical markets traditionally outside L-1’s core markets, such as commercial enterprises. Changing specifications and requirements for integration, functionality, and interoperability of access control systems is being driven by a variety of government mandates, such as secure credentialing requirements for U.S. Federal employees and contractors via Personal Identity Verification “PIV” and Transportation Worker Identification Credential “TWIC”. These mandates, as well as others internationally, place significant constraints on the product manufacturing process, requiring the ability to rapidly and efficiently modify products to adhere to each program specification and integrate successfully into the total solution. In the commercial market, L-1 is facing competitive pressure from commodity manufacturers that are developing access control terminals for commercial applications that are not required to meet more stringent government specifications. On the other hand, L-1 has an inherent advantage in coupling access control solutions with the expertise resident within other L-1 divisions for large scale enrollment hardware, software and services; a combination not readily available from most competitors today. Finally, successfully teaming with other system integrators and hosting systems, and the ability to integrate seamlessly with these systems, is essential to gaining strength and market as a back-end to large integrated identity programs and systems. Our principal competitors are Sagem, Cogent, RGC and Suprema, among others.

•	Enrollment Services. L-1 is a significant player in the fingerprinting services market, printing more than six million individuals to date. Competition is diverse and includes AFIS vendors, other live scan manufacturers, and others. Large federal programs recently introduced such as those noted in the Secure Credentialing competition section, as well as other programs, have provided opportunities for large system integrators, some of whom are our partners today, to compete against us. The division also competes with Cogent and a large number of small local / regional fingerprinting services companies. However, L-1 is well positioned in the enrollment services market due to the size of its network (more than 650 centers located in 46 states and Canadian provinces) and because of its ability to provide a total enrollment solution, from biometric capture to processing. Ease of use and convenience is also a major competitive benefit to L-1 due to the wide range of locations and the ability to register online.

•	Government Consulting Services. We operate in a competitive industry that includes many firms, some of which are larger in size and have greater financial resources that we do. Also, the demand for qualified intellectual capital to staff government consulting projects is growing exponentially, while there remains a relatively small group of resources available. This issue poses significant pressure on all companies in the market, including L-1, and our ability to quickly retain individuals who have the appropriate skill sets and clearance levels is critical to our success. We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who generally also receive proposals from competitors such as BAE Systems, Computer Sciences Corporation, General Dynamics, Boeing Corporation, Lockheed Martin Corporation, Raytheon Corporation, Northrop Grumman Corporation, Science Applications International Corporation as well as a large number of US government contractors with specialized capabilities such as CACI International, Inc., Booz, Allen and Hamilton, SRA International and Mantech International Corporation. Additionally, we face indirect competition from certain government agencies that perform services for themselves similar to those we provide. Our competitors include divisions of large defense contractors as well as a large number of smaller U.S. government contractors with specialized capabilities. Because of the diverse requirements of U.S. government customers, shortage of quality personnel and the highly competitive nature of large procurements, we frequently team with others to pursue contract opportunities. Competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in our market are technical competencies, the ability to hire qualified personnel, successful past contract performance, intelligence and military work experience, price of services, reputation for quality and the experience and clearance level of our employees.

Manufacturing

We engineer and design the hardware products we sell and develop much of the software embedded in them. Except as described below with respect to secure credentials, we either limit our manufacturing activities to the assembly, repair, and testing of these products or we manage their production through contract manufacturers. In either case, we qualify suppliers for the core components which typically have established supply chains. We believe this permits rapid expansion of production capacity to meet any significant increase in product demand and minimizes both development costs and the cost of scaling of our manufacturing capabilities. We believe that these costs will decline if manufacturing volumes increase.

We also engineer, design and produce most of our card products used for the production of secure credentials that have proprietary features or functionality and which account for over 50% of our credentialing volume. We purchase the remaining card products from established sources.

We produce driver licenses for 19 states in secure central issuance facilities in Texas, Florida, North Carolina, Pennsylvania, California and Washington and in 2009 we expect to open new central issuance facilities Georgia and Massachusetts to accommodate states converting or expected to convert to central issuance in 2009, 2010 and 2011. We also produce the Mexican voter identifications in a central issuance facility in Mexico City.

We purchase certain components, sub-assemblies and finished products used in our manufacturing and supply chain operations from sole source suppliers. While we are careful to partner with stable, reliable suppliers, the partial or complete loss of supplies available from sole sources or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping products to customers which may result in the assessment of liquidated damages in certain contracts and which may require the incurrence of development and other costs to establish alternative sources of supply. While we made every effort to maintain inventory on sole sourced components, it may take us several months to locate alternative suppliers if required, or redesign our products to accommodate components from different suppliers.

Seasonality

Our business in general is not seasonal. However, because most of our government services revenue is earned on a time and material and fixed price level of effect basis, we are impacted by holidays and vacations our employees may take during the summer and holiday seasons. We are also impacted by the fiscal funding and appropriation cycles of our major customers. For example, the U.S. government’s fiscal year ends on September 30 of each year, and it is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, as occurred during the federal fiscal year ending September 30, 2008, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

Financial Information about Foreign and Domestic Operations and Export Sales

For the years ended December 31, 2008, 2007 and 2006, export sales were approximately $47.7 million, $29.0 million, and $14.6 million, respectively. Foreign operations and export sales may increase in relative and absolute terms in the future due to our increased focus on markets outside the United States. See Note 12 to our consolidated financial statements for additional information.

Capital Requirements

Our most significant capital requirements arise primarily from acquisitions in support of our business strategy, capital expenditures for new secure credentialing contracts, expenditures for research and development and working capital needs. For example, when we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. The most significant capital expenditures are related to our Secure Credentialing business, which has increased in size and scope due to the acquisition of Old Digimarc. Accordingly, we expect our capital requirements to increase as we bid on and are awarded new contracts or as contracts are renewed. We expect to meet our requirements from operating cash flows, equity issuances and bank borrowings. See Item 7, Liquidity and Capital Resources.

On May 17, 2007, we issued $175.0 million of Convertible Notes with a conversion feature which allows us the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The net proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million of which $69.8 million was used to fund the repurchase of our common stock pursuant to a pre-paid forward contract. The remaining net proceeds of the Convertible Notes offering were utilized to repay outstanding indebtedness. The Convertible Notes and the related forward share repurchase transaction are described in “Item 7-Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity.”

On August 5, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC, Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, dated October 19, 2006 by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. Other lenders under the Credit Agreement include Credit Suisse, Cayman Islands Branch, the Bank of Nova Scotia, CIT Bank and RBS Citizens N.A. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay our previous revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2008, the Company has approximately $120.5 million, net of outstanding letters of credit of $14.5 million, available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.

Under the terms of the senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 4.5% per annum or at prime (subject to a floor of 2%) plus 1.75% to 3.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2008, the variable interest rate was based on three month LIBOR plus 4.5% or 7.5%. Subsequent to December 31, 2008, the interest rate was changed to 6.75%.

Under the terms of the Credit Agreement, we may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and we are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement. Pursuant to the terms of the Credit Agreement, we may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and our pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits our ability to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

Environmental Protection Regulations

We believe that our compliance with federal, state and local environmental regulations will not have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2008, we had 2,264 full time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Officers

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly appointed and qualified.

Robert V. LaPenta, 63, has served as the Chairman of the Board since December 2005, President and Chief Executive Officer of L-1 since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1991. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

Dr. Joseph Atick, 44, joined L-1 in August 2006 as Executive Vice President and Chief Strategic Officer effective with the merger of Identix with L-1. Prior to that, he served as President & Chief Officer of Identix since June of 2002. Prior to that, he had co-founded one of the original facial recognition companies, Visionics Corporation. Over the years, Dr. Atick co-founded and managed several companies focused on technology transfer and development, and has served as a technical advisor to many high-tech enterprises and organizations, including NATO. He had also led the Computational Neuroscience Laboratory at Rockefeller University and the Neural Cybernetics Group at the Institute for Advanced Study in Princeton, New Jersey. Dr. Atick holds a Ph.D. in Mathematical Physics from Stanford University.

James DePalma, 57, joined L-1 as Executive Vice President, Chief Financial Officer and Treasurer effective with the merger of Identix with L-1. He brings three decades of operational and finance experience in the defense and technology industries to his role within the company. Prior to joining L-1, Mr. DePalma was a founding partner of L-1 Investment Partners. Prior to the formation of L-1 Investment Partners, Mr. DePalma served as a consultant to L-3 Communications Holdings, Inc. and was chief executive officer of Core Software Technology, a leading software provider to the intelligence community and an equity investment of L-3 Communications Holdings, Inc. Mr. DePalma has also held high level executive positions with Westinghouse Electric Corporation, CBS Corporation and Viacom International. He also was a senior partner at PricewaterhouseCoopers.

Doni Fordyce, 49, joined L-l as Executive Vice President of Corporate Communications effective with the merger of Identix with L-1. Prior to August 2006, she was a founding partner of L-1 Investment Partners and brings two decades of senior executive and investment management experience to the company, serving most recently as chief executive officer, president and chief operation officer of Bear Stearns Asset Management (BSAM) Inc. Prior to that Ms. Fordyce was vice president of Goldman Sachs Inc. from 1986 to 1996 where she was one of the founders of the asset management business. She has also worked in IT solutions consulting, specializing networking, data management and printing for investment banks and financial institutions.

Mark S. Molina, 49, joined L-1 in August 2006 as Executive Vice President, Chief Legal Officer and Secretary in August 2006 effective with the merger of Identix with L-1. Prior to joining L-1, he was Executive Vice President, Chief Legal Officer and Secretary at Identix, which he joined as Vice President and General Counsel in 1999. Mr. Molina is a business and technology lawyer with over 20 years experience structuring and negotiating mergers, acquisition, dispositions, joint ventures, technology licenses, financings and investments. He has considerable experience with public offerings and private placements as well as SEC reporting compliance and obligations of publicly traded companies.

Joseph Paresi, 53, joined L-1 in August 2006 as Executive Vice President and Chief Marketing Officer effective with the merger of Identix with L-1. He was a founding partner of L-1 Investment Partners LLC. Mr. Paresi brings three decades of executive management, product development, and design engineering experience in the technology and defense industries to his role with the company. Prior to joining L-1 Investment Partners, he served as corporate vice president of product development for L-3 Communications and as president of L-3 security & Detection Systems from 1997 to 2005.

Vincent A. D’Angelo, 64, joined L-1 as Senior Vice President of Finance in August 2006 effective with the merger of Identix with L-1. Prior to that, he was a consultant for L-1 Investment Partners. Prior to that, Mr. D’Angelo was a senior audit partner with PricewaterhouseCoopers for more than 35 years where he was involved in all facets of the business, including client service, management, operations, governance, SEC filings, and mergers and acquisitions.

There are no family relationships among any of our executive officers and directors.

On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

L-1’s Internet Website

We maintain a corporate website with the address www.L1id.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on our website under the heading “Investor Relations — Events and Presentations.” Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. We are not incorporating information contained in our website by reference into this Annual Report on Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K,

Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information we file with the SEC.

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

Risks Related to Our Business

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006, 2007 and 2008, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At December 31, 2008, we had an accumulated deficit of approximately $618.5 million.

We derive over 90% of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 90% of our business involves providing solutions and services under contracts with U.S. Federal, state, local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in commercial transactions. For example, government contracts may:

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

Our government contracts are subject to continued appropriations by Congress and availability of funding for state and local programs. Reduced funding could result in terminated or delayed contracts and adversely affect our ability to meet our sales and earnings goals.

For the year ended December 31, 2008, U.S. Federal Government agencies, directly or indirectly, accounted for 64% of our consolidated revenues. For the year ended December 31, 2007, U.S. Federal Government agencies, directly or indirectly accounted for 69% of our consolidated revenues. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions.

Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of funds provided by federal, state or local entities. In the current economic environment, many states may reduce expenditures which may result in cancellation or deferral of projects. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenue and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flows and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects and contracts and may decide not to exercise contract options or the estimate of quantities may not materialize. Our backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Our backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. Due to current economic environment and potential spending constraints experienced by state and local governments, in particular, realization of our backlog may be adversely impacted. At December 31, 2008, our backlog approximated $1.1 billion, of which approximately $520.0 million is expected to be realized in 2009. Revenues from backlog, together with other recurring revenues not in backlog approximate $620.0 million or 84% of 2009 revenues. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable in the circumstances. However, we believe that the estimate of revenues reflected in our backlog for the following twelve months will generally be more reliable than our estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our expected future revenues could be significantly reduced.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. Our operating results in some periods may be below or above the guidance we provide and may not meet investor expectations. If this happens, the market price of our common stock could be adversely impacted. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	The size and timing of customer orders, which may be received unevenly throughout a fiscal year;

•	The mix of revenues between solutions and services;

•	The application of new accounting standard or interpretations;

•	Cancellation or modification of contracts or changes in contract revenue estimates; and

•	Contract performance delays.

We have a long sales cycle, which can result in significant revenue fluctuations between periods.

The sales cycle for our solutions and services is typically long and subject to a number of significant risks over which we have little control. As our operating expenses are based on anticipated revenue levels, fluctuations in the revenues as a result of the timing of contract awards and the exercise of options and task orders can cause our operating results to vary significantly between periods. If revenue falls significantly below anticipated levels, our business and the market price of our stock would be negatively impacted.

Purchasing decisions for our solutions and services may be subject to delay due to many factors that are outside of our control, such as:

•	Appropriation of funds by governments;

•	Political and economic uncertainties;

•	Time required for a prospective customer to recognize the need for our solutions;

•	Customers requirements for customized features and functionalities;

•	Turnover of key personnel at existing and prospective customers;

•	Customer internal budgeting process; and

•	Customer internal procedures for the approval of large contracts.

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by the current volatile market conditions.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. Our need to fund such expenditures has increased following our acquisition of Old Digimarc. During 2008, our expenditures increased to $22.5 million and are expected to increase in 2009. At December 31, 2008, we had cash and cash equivalents of $20.4 million and availability under our line of credit of $120.5 million, subject to continuing compliance with covenants contained in the agreement. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our ability to execute on our acquisition strategy may be adversely affected by the current volatile market conditions, which may continue over a prolonged period. We may be unsuccessful in raising additional financing to fund growth or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

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

We are affected by and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Our failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our disqualification as a U.S. Government contractor, all of which could adversely affect our business, financial condition and results of operations. Among the most significant regulations affecting our business are:

•	export control regulations;

•	Federal Acquisition Regulation, or the FAR, and agency regulations supplementing the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These regulations affect how we and our customers do business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct our business. Any failure by us to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension, debarment or disqualification from contracting with the federal, state and local governments.

Biometric technologies have not yet achieved widespread commercial acceptance and our strategy of expanding our biometric business could adversely affect our business operations and financial condition.

Part of our strategy is to enhance our leadership in biometric technologies. Pursuing this strategy involves risks. For instance, to date, biometric technologies have not yet gained widespread commercial acceptance. Although there has been more commercial activity recently, there is no assurance that this activity will continue or expand. Some of the obstacles to the use of biometric technologies include a perceived loss of privacy and public perceptions as to the usefulness of biometric solutions. Whether the market for biometric technologies and solutions will expand will be dependent upon factors such as:

•	national or international events which may affect the need for or interest in biometric solutions or services;

•	the cost, performance and reliability of the solutions and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric solutions and services and their satisfaction with the solutions and services;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	marketing efforts and publicity regarding these solutions and services;

•	competition from non-biometric technologies that provide more affordable, but less robust, authentication (such as tokens and smart cards);

•	privacy and legal challenges relating to biometric identifiers driven by private citizens and advocacy groups; and

•	the potential for changes in government policy regarding privacy issues with a new executive branch administration.

We do not know when, if ever, biometric solutions and services will gain widespread commercial acceptance. Certain groups have publicly objected to the use of biometric solutions and services for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security solutions. From time to time, biometric technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric technologies gain wide market acceptance, our biometric solutions and services may not adequately address the requirements of the market and may not gain widespread commercial acceptance.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

The events of September 11, 2001 and subsequent regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors are developing and marketing semiconductor ultrasonic and optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. Among these companies are Cognitec Systems Corporation, CrossMatch Technologies, Imageware Systems, Inc., SAGEM Morpho Inc., NEC Corporation, Cogent, Inc. and Ultra-Scan Corporation. Our solutions also compete with non-biometric technologies which may be less costly, such as certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we target could significantly reduce the potential market for our systems and solutions. Some of our competitors have significantly more resources than we have. Our competitors may introduce products that are more price competitive, have increased performance or functionality or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced solutions at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced solutions or if we are not able to invest adequately in their research and development activities, our business, financial condition and results of operations could be severely and negatively impacted.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. We may not be able to accurately predict which technologies our customers will support. If we fail to choose correctly among technical directions, or we fail to offer innovative solutions at competitive prices in a timely manner, customers may forego purchases of our solutions and purchase those of our competitors.

Security breaches in systems that we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of customers and negative publicity.

Many of the systems included in the solutions we sell manage private personal information and protect information involved in sensitive government functions. The protective security measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent protective security measures used in these systems could misappropriate sensitive or proprietary information or cause interruptions or otherwise damage our products, services and reputation, and the property and privacy of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by the occurrence of any such breaches. In addition, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective.

Our reliance on external suppliers and contract manufacturers may result in delays and loss of sales or customers.

The lead-time for ordering certain of products and materials and for building many of our products included in our solutions can be many months. As a result, we must order such products and materials based on forecasted demand. If demand for our solutions lags significantly behind our forecasts, we may purchase more products than we can sell, which can result in increased cash needs and write-downs of obsolete or excess inventory. In addition, if the delivered product purchases are delayed, we may lose customers and sales.

We rely on contract manufacturers to produce our hardware products under short term manufacturing arrangements. Although we believe we can find alternative sources of manufacturing our hardware, any disruption of contractual arrangements could result in delaying deliveries or in the loss our sales. We obtain certain hardware and services, as well as software applications, from a limited group of suppliers. Our reliance on these suppliers involves risks, including reduced control over quality and delivery schedules. Any financial instability of our suppliers could result in our having to find new suppliers. We may experience delays in manufacturing and deliveries of our products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed, which could result in the loss of sales or customers.

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

In the year ended December 31, 2008, we derived approximately 8% of our total revenues from international sales and our strategy is to expand our international operations. However, there is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	liabilities resulting from any unauthorized actions of our local partners, resellers or agents under the Foreign Corrupt Practices Act or local anti-corruption statutes;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

We expect that we will have increased exposure to foreign currency fluctuations. For example during the year ended December 31, 2008, we recorded foreign currency translation losses of $6.6 million, primarily related to goodwill and long-lived assets related to foreign acquisitions, in accumulated other comprehensive income. In addition, we have significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers under certain contracts. In addition, we have exposure to fluctuations to the Euro, Canadian dollar and the Mexican Peso as a result of operations conducted in such countries, which could result in unexpected fluctuations to our results of operations, which could be material and adverse.

If we do not successfully expand our direct sales and services organizations and partnering arrangements, we may not be able to increase our sales or support our customers.

We sell substantially all of our services and license substantially all of our products through our direct business development and sales organization. Our future success depends on substantially increasing the size and scope of our direct business development and sales force and partnering arrangements, both domestically and internationally. We will face intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis. Moreover, given the large-scale deployment required by some of our customers, we will need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. The ability to add additional business development and sales and customer service personnel could result in customer dissatisfaction and loss of customers.

We rely in part upon system integrators original equipment manufacturers, or OEM, and distribution partners to sell some of our solutions, technologies and services, and we may be adversely affected if those parties do not actively promote their products or pursue installations that do not use our solutions, technologies and services.

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

If our solutions systems and products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

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

There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of systems in use or to reimburse customers for systems that fail to work or meet strict performance criteria. From time to time, in certain critical or complex sale or licensing transactions, we may be compelled to accept liability provisions that vary from our preferred contracting model. There is a risk that in certain contracts and circumstances we may not be successful in adequately minimizing our product and related liabilities or that the protections we negotiate will not ultimately be deemed enforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. Although we will deploy back-up systems, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

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

Although we believe that our solutions, products and services do not infringe currently existing and validly issued intellectual property rights of others, we might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against us, our customers or our suppliers could subject us to:

•	liability for damages and litigation costs, including attorneys’ fees;

•	lawsuits that prevent us from further use of the intellectual property;

•	having to license the intellectual property from a third party, which could include significant licensing fees;

•	having to develop a non-infringing alternative, which could be costly and delay projects;

•	having to indemnify clients with respect to losses they incurred as a result of the alleged infringement; and

•	having to establish alternative sources for products supplied to us by third parties.

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

Certain of our shareholders have significant relationships with us, which could result in it taking actions that are not supported by unaffiliated shareholders.

In connection with the Aston investment in our Company, Aston became the largest shareholder of L-1, currently owning approximately 8.8% of our outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC) have an influence on matters requiring approval by our shareholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, we have significant relationships with each of L-1 Investment Partners LLC and Aston including:

•	Mr. Robert V. LaPenta, the founder and Chief Executive Officer of L-1 Investments Partners LLC, is Chairman of our board of directors and Chief Executive Officer and President;

•	Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce who are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President and of Corporate Communications, respectively;

•	We have entered into certain transactions with Aston, L-1 Investment Partners and Mr. LaPenta, including a sublease of office space from L-1 Investment Partners, an agreement in principle to purchase a portfolio company of Aston at fair market value, and a private placement issuance of securities to Mr. LaPenta in connection with his participation in our $120 million private placement to fund in part our acquisition of ID Systems business of Digimarc. See Note 4 to our Consolidated Financial Statements, “Related Party Transactions” for a more detailed description of these transactions.

The concentration of large percentages of ownership in any single shareholder, or in any series of single shareholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single shareholders or otherwise could adversely affect our stock price.

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

Our operating philosophy is to let acquired businesses operate in autonomous manner subject to corporate oversight but integrating and rationalizing duplicative functions to achieve revenue and cost synergies. We may encounter substantial difficulties, costs and delays in integrating the operations recently acquired and future acquisitions such as:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense ;

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

The geographic distance between acquired businesses and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The simultaneous integration of these acquisitions may place additional strain on our resources and increase the risk that our business may be adversely affected by the disruption caused by the acquisitions. Our strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on our business, financial condition and results of operations.

Our acquisitions could result in future impairment and other charges which could adversely affect our results of operations.

At December 31, 2008, goodwill, intangible assets and property and equipment of $891.0 million, $108.3 million and $81.3 million, respectively and in 2008, we recorded impairment charges aggregating $528.6 million for impairments of goodwill and long-lived assets, primarily related to our biometric businesses. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments, if any. Nevertheless, management believes that the following factors have contributed to the amount recorded:

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

Subsequent to December 31, 2008 through February 25, 2009 our stock price has averaged $6.67 per share compared $6.24 per share for the 60 days prior to December 31, 2008. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain and that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long-lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long-lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

If we do not achieve the expected benefits of the acquisitions we have made, the price of our common stock could decline.

We expect that the acquisitions that we consummated in 2006, 2007 and 2008 as well as the acquisitions that we have made previously will enhance our leadership in the identity solutions industry through the combination of their respective technologies. However, the combination of such technologies might not meet the demands of the marketplace. If our technologies fail to meet such demand, customer acceptance of our biometric products could decline, which would have an adverse effect on our results of operations and financial condition. Further, we expect that the additions to our solutions offerings will extend our reach into our current markets and provide a critical component to our comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that our current customers or customers in new markets will be receptive to these additional offerings. Further, we might not be able to market successfully our products and services to the customers of the companies we acquired. If our solutions offerings and services fail to meet the demands of this marketplace, our results of operations and financial condition could be adversely affected. There is also a risk that we will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as we do. If these risks materialize, our stock price could be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.  Properties

We do not own any properties. The following describes our most significant leasing arrangements.

Our corporate headquarters comprises approximately 17,000 square feet of space in facilities located in Stamford, Connecticut. We sublease space from L-1 Investment Partners LLC. The sublease terminates on the earlier of the date that the Company’s Chairman and Chief Executive Officer ceases employment with the Company or March 2010. We use this property for corporate, administrative, customer support and other general business needs. Information about our office leases is set forth below:

	Square Feet	Expire

Stamford, Connecticut	17,000	March 2010
Jersey City, New Jersey	18,000	July 2017
Arlington, Virginia	20,000	December 2012
Billerica, Massachusetts	90,000	April 2016	(1)
Burlington, Massachusetts	60,000	October 2010	(1)
Fort Wayne, Indiana	48,000	January 2010
Springfield, Illinois	15,000	June 2010
Bloomington, Minnesota	59,000	October 2014
Martinez, California	26,000	February 2011
Reston, Virginia	16,000	May 2012
Markham, Canada	15,000	November 2010
Oakville, Canada	8,000	January 2010
El Segundo, California	8,000	January 2011
Lacey, Washington	8,000	June 2010
Columbia, Maryland	7,000	December 2012
Nashville, Tennessee	7,000	July 2009
Chantilly, Virginia	24,000	May 2010
Carrollton, Georgia	5,000	December 2009

(1)	Facilities to be consolidated in 2009.

We also lease sales and support offices in multiple locations throughout the United States and internationally.

While we believe that these facilities are adequate to meet our immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc, renamed L-1 Secure Credentialing , Inc., as described below.

In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against Old Digimarc and certain of its then-current and former directors and officers on behalf of purchasers of Old Digimarc’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of Old Digimarc’s financial statements for 2003 and the first two quarters of 2004 and alleged that Old Digimarc issued false and misleading financial statements and issued misleading public statements about its operations and prospects. On August 4, 2006, the court granted Old Digimarc’s motion to dismiss the lawsuit with prejudice and entered judgment in Old Digimarc’s favor. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. The Ninth Circuit affirmed the dismissal on January 12, 2009.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. On December 11, 2008, the Ninth Circuit upheld the district court’s holding that there is no right of private action under Section 304 of Sarbanes-Oxley. However, they reversed the district court’s holding that Old Digimarc should be re-aligned as a plaintiff, and remanded the case to the district court for further proceedings. Subsequently, the plaintiffs agreed to an order and stipulation of dismissal with prejudice, given that plaintiffs are no longer shareholders of Digimarc. On January 29, 2009 the Chief Judge signed and entered the order and the case was dismissed with prejudice.

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

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above in this Form 10-K. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. The Judge has stayed discovery until a ruling is rendered on all motions to dismiss.

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

LG Settlement

On May 1, 2008, the Company settled its breach of contract and intellectual property litigation with LG Electronics USA, Inc. (“LG USA”) and LG Electronics, Inc. (“LG”) which was based on a historical dispute with Iridian Technologies Inc. (“Iridian”), a wholly owned subsidiary of the Company acquired in August 2006. The settlement resolved all historical issues and disputes among the parties and dismissed with prejudice the litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG and LG USA entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LG USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian agreed to assign to LG USA its “IRIS ACCESS” trademark which was determined to have minimal value to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “ID.” As of February 24, 2009, there were 813 holders of record of our common stock.

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, as applicable, of our common stock during 2008 and 2007 were as follows:

	2008		2007
Quarter	High	Low	High	Low

First Quarter	$18.54	$10.66	$17.12	$14.15
Second Quarter	$16.02	$12.77	$21.87	$16.31
Third Quarter	$17.22	$11.66	$20.95	$13.75
Fourth Quarter	$15.28	$4.33	$19.54	$16.50

Dividend Policy

We paid no dividends in 2008 or 2007. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends pursuant to our revolving credit agreement.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

None.

Stock Performance Chart

The following performance chart assumes an investment of $100 on December 31, 2003 and compares the change through December 31, 2008 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: CACI International, Inc., Cogent, Inc., LaserCard Corporation, AcitvIdentity Corporation, Bio-Key International and ImageWare Systems, Inc.

The Selected Peer Group replaces the previous peer group, which consisted of Cogent, Inc. LaserCard Corporation, ImageWare Systems, Inc, which continue to be included in the Selected Peer Group, and Saflink Corporation, Digimarc Corporation and Bioscrypt, Inc. , which are no longer public companies.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance Chart

Item 6.	Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and the related notes included elsewhere in this Annual Report on Form 10-K. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2008(1)(3)	2007(1)(2)(3)	2006(1)(3)	2005(3)	2004(3)
	(in thousands, except per share data)

Statement of Operations Data:
Revenues	$562,872	$389,507	$164,386	$66,224	$67,466
Cost of revenues	394,869	268,431	113,529	47,568	48,804

Gross profit	168,003	121,076	50,857	18,656	18,662

Operating expenses:
Sales and marketing	37,055	27,719	14,430	7,832	6,925
Research and development	25,244	18,482	11,589	4,618	3,837
General and administrative	86,721	62,279	29,953	12,068	9,779
Asset impairments and merger related expenses(2)	529,683	5,000	22,767	—	2,000
Amortization of acquired intangible assets	2,996	2,519	401	681	153

Total operating expenses	681,699	115,999	79,140	25,199	22,694

Operating income (loss)	(513,696)	5,077	(28,283)	(6,543)	(4,032)
Interest income	288	407	1,770	362	162
Interest expense	(23,346)	(11,311)	(1,598)	(159)	(1,933)
Other (expense) income, net	(260)	(508)	(122)	369	(235)

Loss before income taxes	(537,014)	(6,335)	(28,233)	(5,971)	(6,038)
Benefit (provision) for income taxes	(11,690)	24,001	(2,804)	(1,382)	(959)

Net income (loss)	$(548,704)	$17,666	$(31,037)	$(7,353)	$(6,997)

Net income (loss) per share:
Basic	$(7.08)	$0.25	$(0.71)	$(0.37)	$(0.45)

Diluted	$(7.08)	$0.24	$(0.71)	$(0.37)	$(0.45)

Weighted average common shares outstanding:
Basic	77,518	71,663	43,823	19,630	15,466

Diluted	77,518	72,385	43,823	19,630	15,466

Balance Sheet Data:
Current assets, net of current liabilities	$24,371	$40,869	$11,658	$77,482	$15,233
Total assets	1,317,902	1,445,645	1,227,225	294,108	175,629
Long-term debt, including current maturities	467,714	259,000	80,000	215	149
Shareholders’ equity	697,338	1,084,717	1,067,085	274,660	154,790

(1)	The results reflect the adoption of SFAS No. 123(R) on January 1, 2006.

(2)	See Note 14 to the consolidated financial statements.

(3)	The results have been materially impacted by acquisitions. See Note 13 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data”of this Annual Report on Form 10-K.

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

The Company’s identity solutions include products and related services, comprising of hardware, components, consumables and software, as well as maintenance, consulting and training services integral to the sale of hardware and software. In addition, the Company provides fingerprinting enrollment services and government consulting, training, security, technology development and information technology services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create a multiple element arrangement.

The market for identity solutions has continued to develop. In particular, consumers of identity protection solutions are demanding end-to-end solutions with increased functionality that can solve their spectrum of needs across the identity life cycle. Our objective is to meet those growing needs by continuing to broaden our product and solution offerings to meet our customer needs, leveraging our existing customer base to provide additional products and services, expanding our customer base both domestically and abroad, and augmenting our competitive position through strategic acquisitions.

We evaluate our business primarily through financial metrics such as revenues, operating income (loss) and earnings before interest-net, income taxes, depreciation and amortization, asset impairments and in-process research and development charges, and stock-based compensation expense (“Adjusted EBITDA”), and free cash flow.

Our revenues increased to $562.9 million for the year ended December 31, 2008 from $389.5 million for the year ended December 31, 2007. Our net loss for the year was $548.7 million compared to net income of $17.7 million in 2007. The 2008 loss includes impairments of long-lived assets of $98.6 million and goodwill of $430.0 million, as well as merger related expenses of $1.1 million. In addition, the 2008 results reflect an increase in the deferred tax valuation allowance of $48.0 million and an income tax benefit of $37.4 million for the tax benefit of the impairment of long-lived assets. Also in 2008 we incurred interest expense of $23.3 million compared to interest expense of $11.3 million in 2007, as a result of increased borrowings to fund our acquisition of Old Digimarc. The 2007 results include an income tax benefit of $21.8 million resulting from the reduction of a portion of the deferred tax asset valuation allowance and intangible asset impairments of $5.0 million. Our Adjusted EBITDA increased to $82.1 million form $60.1 million in 2007.

Sources of Revenues

Our Secure Credentialing Division which prior to December 15, 2005 comprised our sole business, generates revenues from the sales of solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from solutions using biometric technologies of other divisions. The division is included in our Identity Solutions segment.

Our Biometrics division, also included in our Identity Solutions segment, generates revenues from the sale of biometric solutions incorporating fingerprint, facial, skin and iris biometrics and system components necessary for the biometric capture and knowledge discovery and the sale of biometrics solutions using proprietary multi-biometric capture devices bundled together with our proprietary software and other biometric technologies, as well as sales of licenses and software. The division’s offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification, and related maintenance services. Revenues are generated by sales of hardware, software and maintenance and other services.

Our Enterprise Access division provides solutions that include biometrics-based readers used to secure buildings and restricted areas. The division is included in our Identity Solution segment.

Our Enrollment Services division, included in our Services segment, generates revenues through the sales of enrollment and background screening products and fingerprinting services.

We provide government consulting services through SpecTal, McClendon and ACI. SpecTal provides comprehensive security consulting services to U.S. government intelligence agencies. McClendon provides technical and professional services to the U.S. intelligence and military communities. ACI provides information technology and network security solutions, and system engineering and development services for the U.S. intelligence and military communities. All these businesses are included in the Services segment.

We market our solutions and services primarily to U.S. and foreign, federal, state and local government agencies and law enforcement agencies. We also are working to expand the use of our solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, we design the system, supply and install equipment and software and integrate the solution within the entity’s existing infrastructure and provide maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may be paid at a fixed price per credential issued as is typical in the drivers’ license market. For services contracts, we are compensated at per fingerprint delivered in the case of our fingerprinting services or on a time and material, fixed price level of effort and cost reimbursable basis for our government services.

Our growth in revenues is due principally to acquisitions we consummated, as well as increased demand for our identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics, as well as increased demand for our government security services. We anticipate that the U.S. government agencies will continue to be major customers for the foreseeable future. We also expect to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Any funding delays or other changes in the rollout of government programs utilizing our solutions, products and services could cause our revenues to fall short of expectations

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2006 include:

•	Our August 2008 acquisition of Old Digimarc, which provides secure credentialing systems to state and local government agencies;

•	Our March 2008 acquisition of Bioscrypt, which provides enterprise access products and solutions to government agencies and commercial entities;

•	Our July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence and military communities;

•	Our February 2007 acquisition of ComnetiX, which creates an important presence for financial planning services in the Canadian market, by adding a complementary base of customers to our portfolio, particularly within the law enforcement community;

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

Reportable segments and geographic information

We operate in two reportable segments, the Identity Solutions segment and the Services segment. During the first quarter of 2008, we integrated the authentication and identification business of ComnetiX in the Identity Solutions segment and the fingerprinting services business in the Services segment. Accordingly, the segment data for 2007 has been reclassified to conform to 2008 presentation. We measure segment performance based on revenues, operating income (loss) and Adjusted EBITDA and free cash flow. Operating results by segment, including allocation of corporate expenses, for the three years ended December 31, 2008 are as follow (in thousands):

	Year Ended December 31,
	2008	2007	2006

Identity Solutions:
Revenues	$280,045	$211,029	$117,418
Operating Loss	(527,886)	(797)	(29,210)
Depreciation and Amortization Expense	40,928	32,996	21,115
Services:
Revenues	282,827	178,478	46,968
Operating Income	14,190	5,874	927
Depreciation and Amortization Expense	8,484	6,241	2,245
Consolidated:
Revenues	562,872	389,507	164,386
Operating Income (Loss)	(513,696)	5,077	(28,283)
Depreciation and Amortization Expense	49,412	39,237	23,360

In 2008, the Identity Solutions and Services reportable segments include goodwill and long-lived asset impairments of $527.2 million and $1.4 million, respectively, and the Identity Solutions segment includes merger related severance costs of $1.1 million. For 2007 and 2006, the Identity Solutions segment included asset impairments and merger related costs of $5.0 million and $22.8 million, respectively.

Revenue by market comprises the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2006	2005

State and Local	$174,912	$109,462	$69,532
Federal	362,481	269,685	89,640
Commercial/Emerging Markets	25,479	10,360	5,214

	$562,872	$389,507	$164,386

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Revenue
United States	$515,182	$360,551	$149,792
Rest of World	47,690	28,956	14,594

	$562,872	$389,507	$164,386

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement for segments. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, goodwill, long lived asset impairments, in-process research and development charges, and stock-based compensation. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business and to assess the relative underlying performance of businesses with different capital and tax structures. Management also believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, goodwill and long lived asset impairments and in-process research and development charges, as well as non-operating charges for interest-net and income taxes, investors can evaluate our operations and can compare our results on a more consistent basis to the results of other companies in the industry. Management uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, evaluate performance of our business units and management, and to evaluate compliance with debt covenants.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical and prospective operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, income taxes and goodwill and long lived asset impairments, all of which impact our profitability as well as depreciation, and amortization related to the use of long-lived assets that benefit multiple periods. We believe that these limitations are compensated for by providing Adjusted EBITDA only with GAAP performance measures and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), or operating income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net Income (Loss)	$(548,704)	$17,666	$(31,037)
Reconciling Items:
(Benefit) Provision for Income Taxes	11,690	(24,001)	2,804
Interest — net	23,058	10,903	(172)
Stock-Based Compensation Costs	18,064	11,291	8,068
Depreciation and Amortization	49,412	39,237	23,360
Long-lived Asset Impairments and In-process Research and Development Charges	528,577	5,000	17,395

Adjusted EBITDA	$82,097	$60,096	$20,418

Dependence on Significant Customers

For the year ended December 31, 2008, U.S. Federal Government agencies, directly or indirectly, accounted for 64% of consolidated revenues. For the years ended December 31, 2007 and 2006, U.S. Federal Government agencies, directly or indirectly accounted for 69% and 55% of consolidated revenues, respectively. Accounts receivable from U.S. Government agencies amounted to $53.6 million and $60.4 million at December 31, 2008 and 2007, respectively.

Consolidated Results of Operations

Our comparative results of operations have been affected by the February 2006 acquisition of SecuriMetrics, the August 2006 merger with Identix and acquisition of Iridian, the October 2006 acquisition of SpecTal, the February 2007 acquisition of ComnetiX, the July 2007 acquisitions of ACI and McClendon, the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”).

In addition to the impact of the Acquisitions, the following items impacted our operating results, net of related tax effects, if applicable (in millions):

	2008	2007	2006

Goodwill impairment	$(430.0)	$—	$—
Impairment of long-lived assets	(61.3)	(3.0)	(14.6)
(Addition) reduction of valuation allowance	(48.0)	21.8	(12.1)
Merger related costs	(0.7)	—	(8.1)

	$(540.0)	$18.8	$(34.8)

Information regarding the impact of the Acquisitions on our results of operations is provided below.

Comparison of 2008 to 2007

Revenues

	Year Ended December 31,
	2008	2007

Revenues (in thousands):
Services	$282,161	$177,974
Solutions	280,711	211,533

	$562,872	$389,507

The following details revenues by major categories of products and services for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

U.S. Federal government services	$204,738	$116,973
Hardware and consumables	137,590	126,537
State and local government services	145,146	92,324
Software, licensing fees and other	46,126	29,093
Maintenance	29,272	24,580

Total revenues	$562,872	$389,507

Revenues increased by $173.4 million for the year ended December 31, 2008 of which $121.1 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $52.2 million or 15% from the year ended December 31, 2007. The increase from the prior year period reflects growth related to our secure credentialing solutions and government consulting services, offset by lower biometric revenues primarily du to unusually large shipments of biometric products in the fourth quarter of 2007.

Approximately 50% and 46% of our revenues in 2008 and 2007, respectively, were derived from long-term service contracts with the U.S. Federal and state governments included in our Services segment. These contracts are fixed unit price contracts for which we are compensated as we provide the services, as fingerprints are transmitted to the appropriate government agency for fingerprinting services and on a time and material, fixed price level of effort or cost reimbursable basis for government services.

Approximately 12% and 8% of our revenues in 2008 and 2007, respectively, were derived from long-term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

Our remaining revenues, including other revenues from the drivers’ licenses contracts which are not based on card production volumes, comprise 38% and 46% of revenues for the years ended December 31, 2008 and 2007, respectively, and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance and services. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Most of our research and development and sales and marketing costs are related to generating these revenues.

Cost of revenues and gross margins (in thousands)

	Year Ended December 31,
	2008	2007

Cost of revenues	$370,182	$241,336
Amortization of acquired intangible assets	24,687	27,095

Total	$394,869	$268,431

Gross profit	$168,003	$121,076

As a percentage of revenues	30%	31%

Cost of revenues increased by $126.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, of which $77.3 million is related to the Acquisitions. Excluding the Acquisitions, cost of revenues increased by $49.1 million or 20% in 2008 compared to the previous year which is consistent with increased sales. Gross margin for 2008 was 30% compared to 31% in 2007. The decrease was due to changes in the revenue mix resulting from lower biometric revenues and higher revenues from secure credentialing and services.

Included in the cost of revenues in 2008 were $24.7 million of amortization of intangible assets, which decreased by approximately $2.4 million from the prior year primarily due to lower amortization resulting from impairment of long-lived assets which included the acquired intangible assets (see Note 14) offset by the Acquisitions. Amortization of intangible assets reduced consolidated gross margins by 4% and 7% for the years ended December 31, 2008 and 2007, respectively.

Sales and Marketing Expense (in thousands)

	Year Ended December 31,
	2008	2007

Sales and marketing expenses	$37,055	$27,719

As a percentage of revenues	7%	7%

Sales and marketing expenses increased by approximately $9.3 million for the year ended December 31, 2008 compared to the prior year, of which the Acquisitions accounted for $8.1 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $1.2 million for the year ended December 31, 2008. These increases are attributable to additional investments made to expand our focus on U.S. government and international opportunities. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and Development Expenses (in thousands)

	Year Ended December 31,
	2008	2007

Research and development expenses	$25,244	$18,482

As a percentage of revenues	4%	5%

Research and development expenses increased by approximately $6.8 million for the year ended December 31, 2008 compared to the prior year, of which approximately $4.3 million is due to the Acquisitions. Excluding the effects of the Acquisitions, research and development expenses in 2008 increased by $2.5 million, as we continued to focus on the development of biometric technology. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues. Research and development expenses consist primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Gross research and development expenditures aggregated to $43.0 million for the year ended December 31, 2008 compared to $26.4 million in the prior year. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 15% and 13% for years ended December 31, 2008 and 2007, respectively.

General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2008	2007

General and administrative expenses	$86,721	$62,279

As percentage of revenues	15%	16%

General and administrative expense increased approximately $24.4 million for year ended December 31, 2008 compared to 2007, of which approximately $20.5 million are directly related to the Acquisitions. Excluding the effects of acquisitions, the increase was $3.9 million over the year ended December 31, 2007 and relates to stock-based compensation expense, legal, accounting and auditing and other professional services. As a percentage of revenues, general and administrative expenses decreased to 15%, as compared to

16% in the prior year as we continue to leverage our cost structure over a larger revenue base. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Asset Impairments and Merger Related Expenses (in thousands)

	Year Ended December 31,
	2008	2007

Asset impairments and merger related expenses	$529,683	$5,000

In 2008, assets impairments consist of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate principally to the Company’s biometrics businesses included in the Identity Solutions segment. The impairment charges result from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008 as well as capital market conditions that adversely impacted valuation of businesses we acquired and the Company’s stock prices and market capitalization. The remaining $1.1 million related to merger related expense for the Old Digimarc acquisition. In 2007, an impairment charge of $5.0 million was recognized related to certain acquired product lines of the biometrics business. See Note 14 to the consolidated financial statements.

Amortization of Acquired Intangible Assets (Operating Expenses) (in thousands)

	Year Ended December 31,
	2008	2007

Amortization of acquired intangible assets	$2,996	$2,519

Amortization expense of intangible assets increased by $0.5 million for the year ended December 31, 2008 from the comparable period in the prior year due to the Acquisitions.

Interest

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2008	2007

Interest income	$288	$407
Interest (expense)	(23,346)	(11,311)

Interest (expense), net	$(23,058)	$(10,904)

For the year ended December 31, 2008, interest expense-net increased by approximately $12.2 million compared to the prior year as a result of the issuance of senior convertible notes in May 2007 and borrowings under our revolving credit facility and term loan incurred primarily to fund the Acquisitions.

Other Expense, Net (in thousands)

	Year Ended December 31,
	2008	2007

Other expense, net	$(260)	$(508)

Other expense, net includes realized and unrealized currency transaction gains and losses on yen-denominated purchases, as well as unrealized gains and losses forward currency contracts.

Income Taxes (in thousands)

	Year Ended December 31,
	2008	2007

Benefit (provision) for income taxes	$(11,690)	$24,001

The 2008 results reflect an income tax expense of $11.7 million, primarily reflecting an increase in the deferred tax asset valuation allowance of approximately $48.0 million offset by the deferred benefit of $38.7 million primarily related to the impairment of long-lived assets recorded for the year (excluding the impact of the goodwill impairment which is not deductible for income tax purposes) and a current tax provision of $2.4 million. During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expects to realize.

The 2007 results reflect an income tax benefit of $24.0 million, reflecting the reduction of the deferred tax asset valuation allowance of approximately $21.8 million. During the fourth quarter of 2007, management determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expected to realize.

Comprehensive income (loss) (in thousands)

	Year Ended December 31,
	2008	2007

Comprehensive income (loss)	$(556,368)	$23,388

The change in comprehensive income (loss) results from the net loss in 2008 of $548.7 million compared to $17.7 million net income in 2007, the components of which are described above, as well as foreign currency translation losses of $6.6 million and gains of $5.7 million in 2008 and 2007, respectively, resulting from the strengthening of the U.S. dollar in 2008 and the weakening in 2007 relative to foreign currencies which include the Euro and the Canadian Dollar. Also in 2008, we recorded an unrealized loss of $1.1 million, net of related tax effect of $0.7 million, in comprehensive income for the fair value of an interest rate protection agreement.

Comparison of 2007 to 2006

Revenues

	Year Ended December 31,
	2007	2006

Revenues (in thousands):
Services	$177,974	$46,968
Solutions	211,533	117,418

	$389,507	$164,386

The following details revenues by major categories of products and services for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006

U.S. Federal government services	$116,973	$13,101
Hardware and consumables	126,537	56,079
State and local government services	92,324	65,787
Software, licensing fees and other	29,093	20,115
Maintenance	24,580	9,304

Total revenues	$389,507	$164,386

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

Approximately 46% and 29% of our revenues in 2007 and 2006, respectively, were derived from long-term service contracts with the U.S. Federal and state governments included in our Services segment. These contracts are fixed unit price contracts from which we are compensated as we provide the services, as fingerprints are transmitted to the appropriate government agency for fingerprinting services and on a time and material or fixed price level of effort basis for government services.

Approximately 8% and 19% of our revenues in 2007 and 2006, respectively, were derived from long-term contracts for the production of drivers’ licenses and credentials for which we are compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract, which range from 4 — 5 years. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

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

Cost of Revenues and Gross Margins (in thousands)

	Year Ended December 31,
	2007	2006

Cost of revenues	$240,533	$99,115
Amortization of acquired intangible assets	27,095	13,861
Stock-based compensation	803	553

Total	$268,431	$113,529

Gross profit	$121,076	$50,857

As a percentage of revenues	31%	31%

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

In 2007, the Company recorded a charge of $5.0 million for the impairment of intangible assets related to certain acquired product lines. In 2006, in connection with our merger with Identix, the Company incurred significant personnel costs for severance and other contractual compensation arrangements with the former management team and the Board of Directors of Viisage. These personnel and other severance costs totaled approximately $5.4 million. Additionally, the Company reviewed its long-lived assets in light of the strategy and plans of the combined Company and evaluated the carrying value of the assets that would be impacted by that strategy. This resulted in impairment charges of $13.5 million relating to facial recognition technology, documentation authentification technology, patents, and other long-lived assets. Additionally, the Company reviewed its long-term commitments and determined that it would cease to use certain services in the future; accordingly, the Company recorded a charge of $1.1 million pursuant to SFAS No. 146. The Company also recorded a charge for in-process research and development of $2.7 million related to the Identix merger in 2006.

Amortization of Acquired Intangible Assets (Operating Expenses) (in thousands)

	Year Ended December 31,
	2007	2006

Amortization of acquired intangible assets	$2,519	$401

Amortization expense of intangible assets increased for the year ended December 31, 2007 from the comparable period in the prior year due to the Acquisitions.

Interest

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2007	2006

Interest income	$407	$1,770
Interest (expense)	(11,311)	(1,598)

Interest (expense) income, net	$(10,904)	$172

For the year ended December 31, 2007, interest expense-net increased by approximately $11.1 million compared to the prior year as a result of the issuance of senior convertible notes in May 2007 and borrowings under our revolving credit facility incurred primarily to fund the Acquisitions.

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

The 2007 results reflect an income tax benefit of $24.0 million, reflecting the reduction of the deferred tax asset valuation allowance of approximately $21.8 million. During the fourth quarter of 2007, management determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expected to realize.

The 2006 provision for income taxes represents a deferred tax provision related to the amortization of tax deductible goodwill and state and local income tax provisions.

Comprehensive income (loss) (in thousands)

	Year Ended December 31,
	2007	2006

Comprehensive income (loss)	$23,388	$(27,954)

The change in comprehensive income (loss) results from the net income in 2007 of $17.7 million compared to a $31.0 million loss is 2006, the components of which are described above, and reflect foreign currency translation gains of $5.7 million and $3.1 million in 2007 and 2006, respectively, resulting from the weakening of the U.S. dollar primarily related to the Euro.

Liquidity and capital resources

Capital Requirements

Our most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Identity Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that with the acquisition of Old Digimarc, our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. In 2008, our capital expenditures increased to $22.5 million compared to $13.0 million in 2007 and are expected to increase again in 2009 as we are required to fund capital expenditures of Old Digimarc for the full year. We expect to fund our capital requirements from operating cash flows and with issuance of debt and equity securities. However, if current volatile market conditions continue for a prolonged period, we may be unsuccessful in raising additional debt and equity financing at acceptable rates or on terms that are not excessively dilutive to existing shareholders.

Liquidity

As of December 31, 2008, excluding current deferred income taxes, we had $13.3 million of working capital including $20.4 million in cash and cash equivalents. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $120.5 million at December 31, 2008, net of outstanding letters of credit of $14.5 million, subject to continuing compliance with covenants in the agreement. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating, debt service and capital expenditures requirements for the next 12 months. However, it is likely that we will require additional financing to execute our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors.”

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC, Wachovia Capital Markets LLC, Royal Bank of Canada, Société Générale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, dated October 19, 2006, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. Other lenders under the Credit Agreement include Credit Suisse, Cayman Islands Branch, the Bank of Nova Scotia, CIT Bank and RBS Citizens, N.A. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2008, the Company has approximately $120.5 million available under its revolving credit facility, net of outstanding letters of credit of $14.5 million, subject to continuing compliance with covenants contained in the agreement.

We have the option to borrow under the Credit Agreement at a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum or Bank of America’s prime rate (subject to a minimum of 2%) plus 1.75% to 3.5% per annum. We are required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2008 the variable rate was based on LIBOR plus 4.5% or 7.5%. Subsequent to December 31, 2008, the interest rate was changed to 6.75%.

We are required to maintain the following financial covenants under the Credit Agreement:

•	Consolidated Debt Service Leverage Ratio As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at December 31, 2008 the ratio was 3.19:1.00.

•	Consolidated Borrower Leverage Ratio As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At December 30, 2008, the ratio was 2.86:1.00.

Scheduled principal payments under the term loan are included in the calculation of the Consolidated Debt Service Coverage Ratio. In 2009 such principal payments increase from from $3.8 million to $18.8 million; consequently the covenant will become more stringent in 2009. The Company expects to be in compliance with the covenant, however should the results of operations be less than expected we may need to seek relief from the lenders.

Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, except as described above, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

In October 2008, the Company entered into an interest rate protection agreement to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement has a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). The counterparty to this agreement is a highly rated financial institution. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

In accordance with SFAS No. 133 Accounting for Derivatives and Hedging Activities, at its inception the company designated the agreement as a cash flow hedge of the interest payments due under the term loan, and deemed the hedge effective. The fair value of the interest rate protection agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. At December 31, 2008 the fair value resulted in an unrealized loss of $1.7 million, , which is reflected in accumulated other comprehensive income for the year ended December 31, 2008 net of the related tax effect of $0.7 million It is expected that that approximately $0.6 million of the unrealized loss will be reflected in net income for the year ending December 31, 2009.

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. In connection with the issuance of the

Convertible Notes, we entered into an agreement with Bear Stearns (now JP Morgan) to purchase approximately 3.5 million shares of our common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, we settled our obligation at closing for a cash payment.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter after December 31, 2008, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”). L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the ’Series A Preferred Stock’) for aggregate net proceeds to L-1 of $119.0 million which were used to fund a portion of L-1’s acquisition of Old Digimarc.

Pursuant to the terms and conditions of the LaPenta Agreement, L-1 issued 15,107 shares of Series A Preferred Stock and 750,000 shares of L-1 common stock to Mr. LaPenta. Subject to stockholder approval at the Company’s 2009 annual meeting, each share of Series A Preferred Stock will become convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19. Accordingly, the 15,107 shares of Series A Preferred Stock will become convertible into 1,145,337 shares of L-1 common stock. The Series A Preferred Stock is automatically convertible at any time Mr. LaPenta, the initial holder, transfers such shares of Series A Preferred Stock to an unaffiliated third party. In the event that approval of conversion is not obtained at L-1’s 2009 annual meeting, L-1 will be obligated to seek stockholder approval for such conversion at the three annual meetings following the 2009 annual meeting. The Series A Preferred Stock is entitled to receive dividends equally and ratably with the holders of shares of L-1 common stock and on the same date that such dividends are payable to holders of shares of L-1 common stock. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta is entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 is less than $13.19. Subject to stockholder approval or transfer to unaffiliated third party, he 2,185 shares of Series A Preferred Stock will be convertible into 165,655 shares of L-1 common stock, at a conversion price of $13.19 per share.

Consolidated Cash Flows

	For The Years Ended December 31,
	2008	2007	2006

Operating activities	$52,768	$40,958	$12,561
Investing activities	(350,919)	(151,919)	(162,428)
Financing activities	310,820	114,055	82,301
Effect of exchange rates on cash and cash equivalents	(423)	116	174

Net increase (decrease) in cash and cash equivalents	$12,246	$3,210	$(67,392)

Comparison of 2008 to 2007

Cash flows from operating activities increased by approximately $11.8 million for the year ended December 31, 2008 as compared to the prior year. Our net loss for the year ended December 31, 2008 was $548.7 million, and includes non-cash items aggregating $609.3 million compared to $29.5 million in 2007 and are comprised of $528.6 million related to long-lived asset impairments, $49.4 million for depreciation and amortization, $18.1 million for stock-based compensation, non-cash income tax charges of $8.6 million, amortization of deferred financing costs and debt discount of $4.2 million and other non-cash charges of $0.4 million. Cash flows from operating activities before changes in operating assets and liabilities reflects the results of operations including the impact of acquisitions. Changes in operating assets and liabilities had the impact of reducing cash and cash equivalents by $7.7 million in 2008 and $6.3 million in 2007.

Cash flows used in investing activities increased by approximately $199.0 million for the year ended December 31, 2008 as compared to the prior year. During 2008, we used $320.5 million in connection with the Acquisitions, net of acquired cash, primarily related to the acquisition of Old Digimarc. The cash paid for acquisitions in 2007, net of cash acquired, approximated $132.8 million and primarily related to the acquisitions of ACI, McClendon and ComentiX.

Capital expenditures were approximately $22.5 million and $13.0 million for the years ended December 31, 2008 and 2007, respectively, and primarily related to the Company’s drivers’ licenses product line. The increase is primarily related to the acquisition of Old Digimarc. Expenditures for the additions to intangible assets were $8.0 million in 2008 and $6.3 million in 2007.

Net cash provided by financing activities in 2008 was $310.8 million compared to $114.1 million in 2007. The proceeds from the issuance of the term loan aggregated $295.0 million and common and preferred stock issued in a private placement resulted in proceeds of $119.0 million, net of financing costs, which were used for the acquisition of Old Digimarc. In addition, net payments under the revolving credit agreement were

$84.0 million, and proceeds from the issuance of common stock to employees were $5.5 million , purchases of treasury stock were $6.2 million and payments of financing costs were $14.0 million In 2007, we borrowed $175.0 million by issuing convertible notes and purchased a prepaid forward for $69.8 million.

Comparison of 2007 to 2006

Cash flows from operating activities increased by approximately $28.4 million for the year ended December 31, 2007 as compared to the prior year. Our net income for the year ended December 31, 2007 was $17.7 million, and includes non-cash items aggregating $29.5 million compared to $51.3 million and are comprised of $5.0 million related to intangible asset impairments, $39.2 million for depreciation and amortization, $11.0 million for stock-based compensation, a deferred income tax benefit of $24.7 million and $1.0 million for other non-cash credits, net. Cash flows from operating activities before changes in operating assets and liabilities, increased to $47.2 million from $20.3 million for the year ended December 31, 2007 compared to the prior year and reflect the results of operations, including the impact of acquisitions. Changes in operating assets and liabilities had the impact of reducing cash and cash equivalents by $6.2 million in 2007 compared to $7,7 million in 2006.

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

Net cash provided by financing activities in 2007 was $114.1 million compared to $82.3 million in 2006. Proceeds from the issuance of convertible notes aggregated $175.0 million of which $69.8 million was used to pay for the pre-paid forward contract and the remainder, net of financing costs, was used to repay borrowings under the revolving credit agreement. In addition, net borrowings under the revolving credit agreement were $4.0 million, and proceeds from the issuance of common stock were $12.0 million.

Working Capital

December 31, 2008

Accounts receivable related to our March 2008 Bioscrypt acquisition and August 2008 acquisition of Digimarc, (“2008 Acquisitions”) were approximately $18.2 million at December 31, 2008. Excluding the 2008 Acquisitions, accounts receivable decreased by approximately $2.8 million as of December 31, 2008 compared to December 31, 2007, primarily due to improved collections. Days sales outstanding improved from December 31, 2008 to 65 days from 73 days at December 31, 2007.

Excluding $6.6 million related acquisitions, inventory increased by $6.4 million at December 31, 2008 compared to December 31, 2007. The increase related primarily to our building inventory to meet future contract delivery of multi-modal biometric recognition devices and solutions, fingerprint scanning devices and consumables.

Accounts payable, accrued expenses and other current liabilities related to the 2008 Acquisitions were $22.6 million at December 31, 2008. Excluding the impact of the 2008 Acquisitions, accounts payable, accrued expenses and other current liabilities increased by $14.1 million at December 31, 2008 from December 31, 2007 primarily due to timing of vendor payments and payroll, increased workforce, increases in purchases of materials and more efficient cash management.

Total deferred revenue related to the 2008 Acquisitions was $10.4 million at December 31, 2008. Excluding the impact of the 2008 Acquisitions, deferred revenue increased by $3.0 million related to maintenance, service and software contract deliverables.

December 31, 2007

Accounts receivable related to our February 2007 acquisition of ComnetiX and July 2007 acquisitions of ACI and McClendon, (“2007 Acquisitions”) were approximately $20.8 million at December 31, 2007. Excluding the 2007 Acquisitions, accounts receivable increased by approximately $7.9 million as of December 31, 2007 compared to December 31, 2006, primarily due to increased sales and timing of collections. Days sales outstanding at December 31, 2007 were comparable to those at December 31, 2006.

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

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2008:

		Less than			More than
	Total	1 Year	2-3 Years	3-5 Years	5 Years

Operating lease obligations	$21,378	6,566	8,026	4,031	2,755
Debt and capital lease obligations	$571,058	48,219	148,523	374,316	—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and a $300.0 million term loan that has a term of five years and bears interest at 7.5% at December 31, 2008. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years.

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

Contingent obligations

Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives. Such obligations include contingent earn out payments in connection with our SpecTal and ACI acquisitions. The maximum potential consideration aggregates to $7.6 million of which approximately $2.9 million is expected to be paid in 2009. See Note 13 to the consolidated financial statements.

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

Critical accounting policies and significant estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, we have adopted accounting policies that we believe are most appropriate given the conditions and circumstances of our business. The application of these policies has a significant impact on our reported results of operations. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analyses of current conditions and circumstances, have a significant impact on our reported results of operations and assets and liabilities and disclosures of contingent assets and liabilities. The most significant assumptions and estimates relate to the allocation of purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition estimating the useful life of long lived assets, income taxes, contingencies, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from the estimates reflected in the financial statements, there could be a material effect on our consolidated financial statements.

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2008 the balances of property, plant and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $81.3 million, $108.3 million and $891.0 million, respectively. As of December 31, 2007, the balances of property and equipment, intangible assets and goodwill, all net accumulated depreciation and amortization, were $23.5 million, $184.2 million and $1,054.3 million, respectively.

In the fourth quarter of 2008, we performed impairment tests as described below and recorded impairments of goodwill and long lived assets of $430.0 million and $98.6 million, respectively. In 2007, we recorded impairments of intangible assets of $5.0 million

We depreciate property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present. If such indicators are present, we compare the related undiscounted cash flows before interest and taxes to the long lived assets carrying amounts. If the undiscounted cash flows are less than the carrying amounts of an impairment loss is recorded based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is recorded in the period we identify the impairment. Based on our review of the carrying amounts of the long-lived tangible assets with finite lives, we may also determine that shorter estimated useful lives are appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings.

Our most significant balances of property, plant and equipment relate to capitalized costs incurred to build system assets for our drivers’ license contracts. We periodically review the estimated useful lives of property and equipment used in state drivers’ licenses contracts to access whether it is probable that the state will exercise its option to extend contracts and we adjust the remaining estimated useful lives based on that assessment.

SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We estimate the fair value of our reporting units after considering a number of factors, including the present value of future cash flows, our market capitalization, an assessment of the fair value of the reporting units based on comparable companies, comparable transactions and multiples. The date of our annual goodwill impairment test was October 31, 2008.

Factors we generally consider important and which could trigger an impairment review of the carrying value of long-lived tangible assets and goodwill include the following:

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

Although we believe that the remaining recorded amounts of our long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2008, future events could cause us to conclude otherwise.

Subsequent to December 31, 2008 through February 25, 2009 our stock price has averaged $6.67 per share compared $6.24 per share for the 60 days prior to December 31, 2008. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain and at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

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

Revenue Recognition

Our revenue is derived primarily from sales to federal and state government customers, some of which are fulfilled through solutions that include the delivery of consumables, hardware and software components, and related maintenance, technical support, training and installation, as well as fingerprinting, technology and security services. Depending on the nature of the arrangements, revenue is recognized in accordance with Statement of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and related interpretations, Statement of Position No. 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production Type Contracts, and Accounting Research Bulletin No. 43 (“ARB 43”), Government Contracts. When a customer arrangement does not require significant production, modification or customization of software, or is otherwise is not within the scope of SOP 81-1 does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

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

Transactions which typically do not involve significant production, modification or customization of software, do not a include services considered to be essential to the functionality of the software or otherwise are not within the scope of SOP 81-1, include:

•	Secure credentialing solutions, primarily to federal and state government customers;

•	Sale of hardware products and related maintenance and services;

•	Sale of printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to federal government customers;

•	Sale of portable devices that provide iris, face and fingerprint identification and recognition related maintenance and services;

•	Licenses of off-the-shelf versions of fingerprint, face and iris recognition software and related maintenance and services;

•	Sale of software including and software developer kits and related maintenance and services;

•	Services and software to scan, collect and transmit fingerprints for identity and background verification;

•	Sale of document authentication products and services, which typically include sales of hardware, software, maintenance and support; and

•	Information technology and security services and provided to the U.S. intelligence community.

Many of our arrangements include multiple elements that are subject to provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Such elements may include one or more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of SOP 97-2 or SOP 81-1, we allocate value to each of the elements based on estimated relative fair value, if fair value exists for each element of the arrangement. For arrangements within the scope of SOP 97-2, which do not involve significant production, modification or customization of software or otherwise include services that are considered essential to the functionality of software we allocate fair value based on VSOE of fair value, which is determined based on the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value if applicable, does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue of maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

Revenue on the transactions within the scope of SAB 104 is recognized upon transfer of title for product sales, and performance for services, provided the four revenue criteria listed above are met at that time. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained unless acceptance is deemed perfunctory. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Revenues from security and information technology, training and similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenues earned pursuant to time and material, fixed price level effort contracts and cost reimbursable contracts are recognized as the services are performed. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency. Expenses on all services are recognized when the costs are incurred. Our contractual arrangements generally do not provide for a right to return.

Revenue from consumables, equipment and hardware sales that require no installation, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the hardware generally does not remain our responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party to its ultimate customer. As a result, sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, we will be required to install our products on behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of product by the third party distributor is contingent upon successful installation of product.

Revenues from software sales and licenses, including software developer kits is recognized in accordance with SOP 97-2, as amended, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue,

With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We recognize revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, vendor specified objective evidence (“VSOE”) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection fee is deemed probable.

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

When multiple-element arrangement otherwise within the scope of SOP 97-2 involves significant production, modification or customization of the software, or otherwise involves services that are considered to be essential to the functionality of the software, we apply the contract accounting provisions of SOP 97-2 and SOP 81-1. When VSOE of fair value exists for the software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support on other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP 81-1. When VSOE of fair value is not available for such services the entire arrangement is accounted for under SOP 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with SOP 81-1, include:

•	Contracts or elements of contracts for the production of drivers’ licenses and other identification credentials that require the delivery and installation of customized software;

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition systems for government agencies, law enforcement agencies and commercial businesses.

We also utilize contract accounting for government contracts within the scope of ARB 43 and SOP 81-1.

Revenue from long term contracts within the scope of SOP No. 97-2, SOP No. 81-1 or ARB No. 45 are recognized using the percentage of completion method. We measure the percentage of completion using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized based on total milestones billable to the customer less revenue related to any future maintenance or services requirement. On contracts where milestones are not used, we generally recognize revenue on a cost-to-cost basis or as the units are delivered whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. We record costs and estimated earnings in excess of billings under these contracts as current assets.

Our contracts related to the delivery of drivers’ licenses and identification credentials typically provide that the state departments of motor vehicles, or similar agencies, will pay fixed price per credential produced utilizing equipment and systems that we own design, implement and support. The price includes charges for materials and the data that is stored on the credentials. Prices for these contracts vary depending among other things:

•	Design and integration complexities;

•	Nature and number of workstations and sites installed;

•	Projected number of credentials to be produced;

•	Size of databases;

•	Cost of consumable materials expected to be used;

•	Level of post-installation involvement; and

•	Competitive considerations.

Drivers’ licenses or credentials contracts or contract elements within such contracts generally require that we incur up front costs related to the software, hardware and other equipment. Such costs are capitalized and are depreciated over the contract term or life, beginning when the system goes into service. The delivery of the licenses or credentials typically also require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software used in drivers’ license contracts are capitalized during the period in which we are designing and installing the system and are amortized over the estimated economic life beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized as the licenses or credentials are produced. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, we recognize revenue when title is transferred.

Income Taxes

We have recorded net deferred tax assets of $42.0 million at December 31, 2008, including the tax benefits of net operating loss carryforwards aggregating $46.9 million, net of a related valuation allowance.

The 2008 results reflect an income tax expense of $11.7 million, primarily reflecting an increase in the deferred tax asset valuation allowance of approximately $48.0 million, offset by the deferred benefit of $38.7 million resulting primarily related to impairments of long-lived assets recorded for the year (excluding the impact of the goodwill impairment which is not deductible for income tax purposes), and a current tax provision of $2.4 million.

During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, we increased the deferred tax asset valuation allowance to reflect the estimated tax benefits we expect to realize. The valuation allowance will be reduced as the Company realizes taxable income in the appropriate jurisdiction. When it is more likely than not that the related tax benefits will be realized, the valuation allowance will be reduced or eliminated with a corresponding benefit included in income pursuant to SFAS No. 141(R) beginning in 2009. Prior to the effective date of SFAS No. 141(R) reductions of valuation allowances established in connection with acquired companies were reflected as reductions of goodwill. At December 31, 2008 the Company had U.S. federal net operating loss carryforwards of $420.9 million, which may be used to reduce future taxable income.

The Company has net operating loss carryforwards for federal, state and foreign jurisdictions. Utilization of these net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, substantially all of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code or similar foreign limitations. The determination of the limitations is complex and requires significant judgment and analyses of past transactions. For federal income tax purposes, the Identix merger has been accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are also subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards of Digimarc, Bioscrypt, Iridian, SecuriMetrics and ComnetiX, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382. We have analyzed the limitations and recorded a deferred tax asset only for those net operating losses that are realizable within the carry forward period. We have also recorded a valuation allowance for net operating loss carryforwards and tax credits that more likely than not are expected to expire unused.

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

Stock-Based Compensation

On January 1, 2006, we began accounting stock option plans and employee stock purchase plans in accordance with the provisions of SFAS No. 123(R), Share-Based Payment (”SFAS No. 123(R)”). SFAS No. 123(R) eliminated the option to account for share-based payment transactions with employees and other third parties, eliminates the option to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statements of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123(R), and as a result, compensation expense related to share based payments is recorded for periods beginning January 1, 2006. Under the modified prospective method, stock based compensation is recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2008 and 2007:

	Year Ended December 31,
	2008	2007

Expected common stock price volatility	51.9%	61%
Risk free interest rate	4.1%	4.2%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

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

Contingencies and Litigation

In the normal course of business, the Company is subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Because of the inherent uncertainties of litigation the ultimate outcome cannot be accurately predicted. It is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company’s adoption of this standard on January 1, 2008, was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in process research and development be capitalized as an intangible asset. The provisions of SFAS No. 141(R) are applicable to business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides guidance about the location and amounts of derivative instruments disclosed in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Derivatives Implementation; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for interim and annual periods beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of this FSP apply to the L-1’s $175.0 million aggregate principal amount of 3.75% Convertible Notes due 2017. This FSP is effective for financial statements issued by the Company for quarterly and annual beginning on or after January 1, 2009, and shall be applied retrospectively to all periods presented. Early adoption is not permitted. L-1 estimates that adoption of the FSP will result in an increase in non-cash interest expense of $2.9 million and $4.8 million for the years ended December 31, 2007 and 2008, respectively, and an increase in the net loss in 2008 by $3.1 million ($0.04 per share) and a decrease in net income in 2007 by $1.7 million ($0.02 per share). The adoption is expected to increase non-cash interest expenses by $5.2 million for the year ending December 31, 2009. Shareholder equity at December 31, 2007 and 2008 is expected to increase by $14.5 million and $11.6 million, respectively.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.” The SEC approved such amendments on September 16, 2008. Accordingly, the standard became effective November 15, 2008. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. The adoption of this standard did not have a material impact on its consolidated financial statements.

Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2008 and 2007 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2008
Revenues	$115,996	$144,952	$154,464	$147,460
Gross profit	31,354	47,626	47,274	41,749
Net income (loss)	(1,885)	3,182	(1,186)	(548,815)
Basic net income (loss) per share	$(0.03)	$0.04	$(0.01)	$(6.55)
Diluted net income (loss) per share	$(0.03)	$0.04	$(0.01)	$(6.55)
For the Year Ended December 31, 2007
Revenues	$70,007	$90,099	$115,539	$113,862
Gross profit	17,356	27,751	37,612	37,540
Net income (loss)	(8,831)	(1,197)	1,470	26,224
Basic net income (loss) per share	$(0.12)	$(0.02)	$0.02	$0.37
Diluted net income (loss) per share	$(0.12)	$(0.02)	$0.02	$0.35

The fourth quarter of 2008 includes impairments of long-lived assets and goodwill of $98.6 million ($61.2 million, net of the related tax effect) and $430.0 million, respectively, an increase in the deferred tax asset valuation allowance of $48.0 million and a merger related severance charge of $1.1 million ($0.7 million, net of related tax effect). The fourth quarter of 2007 includes an intangible asset impairment charge of $5.0 million ($3.0 million, net of the related tax effect) and the tax benefit of a reduction of the deferred tax asset valuation allowance of $21.8 million. See Notes 11 and 14 to our consolidated financial statements.

Item 7A —	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to borrowings under our Credit Agreement. At December 31, 2008, borrowings outstanding under the Credit Agreement aggregated $296.3 million and bears interest at variable rates. At December 31, 2008 the market value of the term loan was approximately $256.3 million and the carrying amount was $291.8 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates. The Company has partially mitigated this interest rate risk by entering into a three year interest rate protection agreement with a notional amount of $62.5 million in October 2008, pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3% and pays a fixed interest rate of 4.10%.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After December 31, 2008, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of our common stock. At December 31, 2008, the estimated market value of the Convertible Notes was approximately $83.9 million.

For additional information regarding debt instruments see Notes 2 and 5 to our consolidated financial statements.

Foreign Currency Exposures

The transactions of our international operations, primarily our German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At December 31, 2008, financial assets and liabilities denominated in Euros aggregate $2.2 million and $1.0 million, respectively, and at December 31, 2007 aggregated $2.9 million and $1.4 million, respectively. At December 31, 2008, financial assets and liabilities denominated in Canadian Dollars aggregated $2.4 million and $1.7 million, respectively, and at December 31, 2007 aggregated $0.5 million and $0.2 million, respectively. At December 31, 2008, financial assets and liabilities denominated in Mexican Pesos were $2.2 million and $1.0 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the yen since the related revenues are fixed in U.S dollars. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at December 31, 2008 these Japanese Yen denominated liabilities aggregated $3.5 million. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of December 31, 2008, the Company had committed to three foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at December 31, 2008 was an unrealized gain of approximately $0.4 million. As of December 31, 2007, we had no open foreign currency forward contracts.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of December 31, 2008, the cumulative loss from foreign currency translation adjustments related to foreign operations was approximately $0.2 million.

Prepaid forward contract

We have entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery in May 2012. However, we settled the obligation with a cash payment at closing. The price of the common stock at the time of delivery may be higher or lower than $20.00.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934. These forward-looking statements are management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements are based on current expectation, estimates, and projections about the industry and markets in which we operate and statements may be made by or on our behalf. Words such as “should”, “could”, “may”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, variations of such words and similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We have included important factors in under the heading “Risk Factors” that we believe could cause our actual results to differ materially from the forward-looking statements we make. We do not intend to update publicly any forward-looking statements whether as a result of new information or otherwise. We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements are included in pages F-1 to F-45 of this annual report on Form 10-K.

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008. Please see “Management’s Annual Report on Internal Control over Financial Reporting” in Item 9b.

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

We have designed our internal control over financial reporting to provide reasonable assurance that controls will achieve their objectives. However, any system of internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance its objectives are met. Further, the design of an internal control system must include as assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control deficiencies, including instances of fraud and control breakdowns, will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material.

Management, with the participation of the Company’s principal executive and financial officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 pursuant to rules 13a-15(c) and 15d-15(c) under the Securities Exchange act of 1934, as amended. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Based on such assessment, Management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined the internal control systems at Bioscypt and Old Digimarc, wholly owned subsidiaries acquired in 2008, would be excluded from the 2008 internal control assessment, as permitted by the Securities and Exchange Commission. Accordingly as of and for the year ended December 31, 2008 approximately 6% of the consolidated assets and approximately 11% of consolidated revenues were excluded from management’s evaluation of the effectiveness of internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated February 25, 2009 on the Company’s internal control over financial reporting. (c) Changes in internal controls. During the fourth quarter of 2008, in connection with our evaluation of internal controls as of December 31, 2008, we implemented enhanced internal controls over financial reporting for the acquisitions we consummated in 2008 and 2007. We installed new or updated accounting systems at certain of our divisions and enhanced controls for oversight over divisional financial reporting. Based on management’s evaluation of changes in internal controls over financial reporting pursuant to rules 13a-15(d) and 15d-15(d)

under the Securities Exchange Act of 1934, as amended, management believes that there have been no changes materially affecting or reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2008, except as disclosed above.

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
Stamford, Connecticut

We have audited the internal control over financial reporting of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting management excluded from its assessment the internal control over financial reporting the internal control systems at Bioscrypt Inc., which was acquired on March 5, 2008, and the ID systems business of Digimarc Corporation, which was acquired on August 2, 2008 (collectively, the “Acquisitions”), and accordingly revenues and assets constituting 11% and 6%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2008 were excluded. Accordingly, our audit did not include the internal control over financial reporting at the Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2009

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

(b) Exhibits

See Exhibit Index on pages 75 through 79.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25 day of February, 2009.

L-1 IDENTITY SOLUTIONS, INC.

By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February, 2009.

Signature	Title

/s/ Robert V. LaPenta Robert V. LaPenta	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James A. DePalma James A. DePalma	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent A. D’Angelo Vincent A. D’Angelo	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

B.G. Beck	Director

Denis K. Berube	Director

Milton E. Cooper	Director

/s/ Robert S. Gelbard Robert S. Gelbard	Director

/s/ Malcolm J. Gudis Malcolm J. Gudis	Director

John E. Lawler	Director

/s/ Admiral James M. Loy Admiral James M. Loy	Director

/s/ Peter Nessen Peter Nessen	Director

Signature	Title

Harriet Mouchly-Weiss	Director

/s/ B. Boykin Rose B. Boykin Rose	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 15, 2005, by and among Viisage Technology, Inc., Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 18, 2005).*
2.2	Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2006).*
2.3	Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 6, 2006).*
2.4	Agreement and Plan of Merger, dated as of July 14, 2006, by and among Viisage Technology, Inc., Iris Acquisition I Corp., Iridian Technologies, Inc., Perseus 2000 L.L.C., as stockholder representative, and other parties named therein (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 18, 2006).*
2.5	Arrangement Agreement, dated as of November 15, 2006 (the “Arrangement Agreement”), among L-I Identity Solutions, Inc., 6653375 Canada Inc. and ComnetiX Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 16, 2006).*
2.5(a)	Amendment No. 1 to the Arrangement Agreement, dated January 9, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 11, 2007).*
2.5(b)	Amendment No. 2 to the Arrangement Agreement, dated January 25, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2007).*
2.5(c)	Amendment No. 3 to the Arrangement Agreement, dated February 7, 2007 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007).*
2.6	Agreement and Plan of Reorganization, dated May 16, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and L-1 Merger Co. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 16, 2007).*
2.7	Agreement and Plan of Merger, dated as of June 18, 2007, by and among McClendon LLC, the selling stockholders, L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Patty Hardt, as the selling stockholders’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 20, 2007).*
2.8	Arrangement Agreement, dated as of January 5, 2008, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company, 6897525 Canada Inc. and Bioscrypt Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on January 10, 2008).*
2.9	Amended and Restated Agreement and Plan of Merger, dated as of June 29, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 3, 2008).*
2.9(a)	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated July 17, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 17, 2008).*
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 2007 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 16, 2007).*
3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on November 5, 2007).*
4.1	Specimen Certificates for Common Stock (filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on August 29, 2006).*
4.2	Indenture relating to Convertible Senior Notes due 2027, dated as May 17, 2007, by and between L-1 Identity Solutions, Inc. and The Bank of New York, as trustee (including the form of 3.75% Convertible Senior Notes due 2027) (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 23, 2007).*

Exhibit
Number	Description

4.3	Warrant, dated as of March 9, 2004, issued by Identix Incorporated in favor of Delean Vision Worldwide, Inc. (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by Identix Incorporated on March 25, 2004).*
4.4	Warrant No. L-1, dated December 16, 2005, issued by Viisage Technology, Inc. to Aston Capital Partners, L.P. (filed as Exhibit 10.2 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
4.5	Warrant No. L-2, dated December 16, 2005, issued by Viisage Technology, Inc. to Aston Capital Partners, L.P. (filed as Exhibit 10.3 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
4.6	Warrant No. L-3, dated December 16, 2005, issued by Viisage Technology, Inc. to L-1 Investment Partners LLC (filed as Exhibit 10.4 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 1005).*
4.7	Certificate of Designations for L-1 Identity Solutions, Inc. Series A Convertible Preferred Stock (filed as Exhibit 4.11 to our Registration Statement on Form S-3ASR filed on August 5, 2008).*
10.1	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies (filed as Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*
10.2	Viisage Technology, Inc. Second Amended and Restated 1996 Management Stock Option Plan (included as Appendix B to our Schedule 14A filed on April 16, 2004).*†
10.2(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Management Stock Option Plan (filed as Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†
10.3	Viisage Technology, Inc. Amended and Restated 1996 Director Stock Option Plan (included as Appendix C to our Schedule 14A filed on April 16, 2004).*†
10.3(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Director Stock Option Plan (filed as Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*†
10.4	Amended and Restated Viisage Technology, Inc. 2001 Stock in Lieu of Cash Compensation for Directors Plan (filed as Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 000-21559).*†
10.5	Asset Purchase Agreement, dated as of January 10, 2002, by and between Viisage Technology, Inc. and Lau Acquisition Corporation d/b/a Lau Technologies (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*
10.6	Consulting Agreement, dated January 10, 2002, between Viisage Technology, Inc. and Denis K. Berube (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.7	Consulting Agreement, dated January 10, 2002, between Viisage Technology, Inc. and Joanna Lau (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2002) (SEC File No. 000-21559).*†
10.8	L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan (included as Appendix B to our Schedule 14A filed on September 7, 2005).*†
10.8(a)	Form of Grant Agreement under the L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan.(filed as Exhibit 10.12(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 28, 2008).*†
10.9	L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan (included as Appendix A to our Schedule 14A filed on March 14, 2008).*†
10.9(a)	Form of L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan Option Award Grant Agreement (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on May 30, 2008).*†

Exhibit
Number	Description

10.10	Bioscrypt Inc. Primary Stock Option Plan (filed as Exhibit 99.1 to out Registration Statement on Form S-8 filed on March 5, 2008).*†
10.11	Bioscrypt Inc. A4Vision Plan (filed as Exhibit 99.2 to out Registration Statement on Form S-8 filed on March 5, 2008).*†
10.12	Investment Agreement, dated as of October 5, 2005, between Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2005).*
10.13	Membership Interest Purchase Agreement, dated as of November 4, 2005, by and among L-I Investment Partners, LLC, Integrated Biometric Technology, Inc., Integrated Biometric Technology LLC, and the stockholders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2005).*
10.14	Assignment and Assumption Agreement, dated as of November 15, 2005, by and between Viisage Technology, Inc. and Aston Capital Partners, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2005).*
10.15	Registration Rights Agreement, dated December 16, 2005, by and among Viisage Technology, Inc., L-1 Investment Partners LLC and Aston Capital Partners, L.P. (filed as Exhibit 10.5 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
10.16	Registration Rights Agreement, dated as of February 17, 2006, by and between Viisage Technology, Inc. and the former stockholders of SecuriMetrics, Inc. named therein (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2006).*
10.17	Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.17(a)	Form of Grant Agreement under the Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 10.22(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*
10.18	Identix Incorporated New Employee Stock Incentive Plan (filed as Exhibit 99.4 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.19	Identix Incorporated Non-employee Directors Stock Option Plan (filed as Exhibit 99.5 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.20	Identix Incorporated Equity Incentive Plan (filed as Exhibit 99.6 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.21	Visionics Corporation 1990 Stock Option Plan (filed as Exhibit 99.7 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.22	Visionics Corporation 1998 Stock Option Plan (filed as Exhibit 99.8 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.23	Visionics Corporation Stock Incentive Plan (filed as Exhibit 99.9 to our Registration Statement on Form S-8 filed on August 30, 2006).*
10.24	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Robert V. LaPenta (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.25	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and James DePalma (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.26	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Joseph Paresi (filed as Exhibit 10.03 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.27	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Mark S. Molina (filed as Exhibit 10.04 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.28	Employment Agreement, dated Sept 21, 2006, between L-1 Identity Solutions, Inc. and Vincent D’Angelo.(filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*†

Exhibit
Number	Description

10.29	Employment Agreement, dated December 19, 2006, between L-1 Identity Solutions, Inc. and Dr. Joseph J. Atick (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on December 22, 2006).*†
10.30	Employment Agreement, dated January 31, 2007, between L-1 identity Solutions, Inc. and Doni Fordyce (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on January 9, 2007).*†
10.31	Consulting Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.07 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.32	Termination and Non-Competition Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners LLC (filed as Exhibit 10.08 to our Current Report on Form 8-K filed on September 6, 2006).*
10.33	Sublease Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.09 to our Current Report on Form 8-K filed on September 6, 2006).*
10.34	Form of Indemnification Agreement (filed as Exhibit 10.10 to our Current Report on Form 8-K filed on September 6, 2006).*†
10.35	Securities Purchase Agreement, dated September 11, 2006, by and among SpecTal, LLC, John A. Cross, Louise V. Brouillette, Ann J. Holcomb, Ronald Hammond, Jr. and Mark Oliva, L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 14, 2006).*
10.35(a)	Amendment No. 1 to Securities Purchase Agreement, dated October 19, 2006, among L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 10.02 to our Current Report on Form 8-K filed on October 25, 2006).*
10.36	Second Amended and Restated Credit Agreement, dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2008)*
10.37	Employment Agreement, dated January 31, 2007, between L-1 identity Solutions, Inc. and Doni Fordyce (filed as Exhibit 10.01 to our Current Report on Form 8-K filed on January 9, 2007).*†
10.38	Stock Purchase Agreement, dated as of May 1, 2007, by and among Advanced Concepts, Inc., John Register and Frank White, L-1 Identity Solutions, Inc., and John Register, in his capacity as the sellers’ representative (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 2, 2007).*
10.39	Purchase Agreement, dated as of May 10, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns & Co. Inc and Banc of America Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2007).*
10.40	Pre-paid Forward Share Purchase Agreement, dated as of May 10, 2007, by and between L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns International Limited (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2007).*
10.41	Assignment and Assumption Agreement, dated as of May 16, 2007, by and between L-1 Identity Solutions, Inc. and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).*
10.42	Registration Rights Agreement, dated as of May 17, 2007, by and among L-1 Identity Solutions, Inc. and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on May 23, 2007).*
10.43	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 4, 2008).*

Exhibit
Number	Description

10.44	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.45	Securities Purchase Agreement, dated as of June 30, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.46	Amendment No. 1 to the Securities Purchase Agreement, dated as of August 4, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2(a) to our Registration Statement on Form S-3 filed on August 5, 2008).*
10.47	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.2 to the Statement on Schedule 13-D/A filed by Aston Capital Partners, L.P. and others on July 3, 2008).*
10.48	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.49	Registration Rights Agreement, dated as of August 5, 2008, by and among L-1 Identity Solutions, Inc. and MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP and MHR Institutional Partners III LP (filed as Exhibit 4.15 to our Registration Statement on Form S-3 filed on August 5, 2008).*
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Incorporated herein by reference.

**	Confidential treatment has been requested and granted for certain portions of this agreement.

†	Exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2009

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Balance Sheets
(In thousands, except numbers of shares)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$20,449	$8,203
Accounts receivable, net	105,606	90,210
Inventory	34,509	21,534
Deferred tax asset, net	11,101	13,253
Other current assets	9,628	3,890

Total current assets	181,293	137,090
Property and equipment, net	81,268	23,451
Goodwill	890,977	1,054,270
Intangible assets, net	108,282	184,237
Deferred tax asset, net	30,868	37,293
Other assets, net	25,214	9,304

Total assets	$1,317,902	$1,445,645

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$118,109	$81,549
Current portion of deferred revenue	16,998	12,279
Current portion of long-term debt	19,256	—
Other current liabilities	2,559	2,393

Total current liabilities	156,922	96,221
Deferred revenue, net of current portion	13,323	4,671
Long-term debt, net of current portion	448,458	259,000
Other long-term liabilities	1,861	1,036

Total liabilities	620,564	360,928

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 86,615,859 and 75,146,940 shares issued at December 31, 2008 and 2007, respectively	87	76
Series A preferred convertible stock, $0.01 par value, 15,107 shares issued and outstanding at December 31, 2008	15,107	—
Additional paid-in capital	1,377,872	1,217,840
Accumulated deficit	(618,502)	(69,798)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock, at cost	(6,161)	—
Accumulated other comprehensive (loss) income	(1,257)	6,407

Total shareholders’ equity	697,338	1,084,717

Total liabilities and shareholders’ equity	$1,317,902	$1,445,645

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Revenues:
Services	$282,161	$177,974	$46,968
Solutions	280,711	211,533	117,418

Total revenues	562,872	389,507	164,386

Cost of revenues:
Services	206,998	130,516	36,433
Solutions	163,184	110,820	63,235
Amortization of acquired intangible assets	24,687	27,095	13,861

Total cost of revenues	394,869	268,431	113,529

Gross profit	168,003	121,076	50,857

Operating expenses:
Sales and marketing	37,055	27,719	14,430
Research and development	25,244	18,482	11,589
General and administrative	86,721	62,279	29,953
Asset impairments and merger related expenses	529,683	5,000	22,767
Amortization of acquired intangible assets	2,996	2,519	401

Total operating expenses	681,699	115,999	79,140

Operating income (loss)	(513,696)	5,077	(28,283)
Interest income	288	407	1,770
Interest expense:
Interest on debt	(19,168)	(10,015)	(1,481)
Amortization of deferred financing costs and debt discount	(4,178)	(1,296)	(117)
Other expense, net	(260)	(508)	(122)

Loss before income taxes	(537,014)	(6,335)	(28,233)
Benefit (provision) for income taxes	(11,690)	24,001	(2,804)

Net income (loss)	$(548,704)	$17,666	$(31,037)

Net income (loss) per share:
Basic	$(7.08)	$0.25	$(0.71)

Diluted	$(7.08)	$0.24	$(0.71)

Weighted average common shares outstanding:
Basic	77,518	71,663	43,823

Diluted	77,518	72,385	43,823

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive		Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Total	Income (Loss)

Balance, January 1, 2006	$29	$—	$333,456	$(56,427)	$—	$—	$(2,398)	$274,660
Exercise of employee stock options	1	—	7,180	—	—	—	—	7,181
Common stock issued for directors’ fees	—	—	288	—	—	—	—	288
Common stock issued under employee stock purchase plan	—	—	53	—	—	—	—	53
Common stock issued for acquisition of Identix, net of issuing costs	43	—	769,931	—	—	—	—	769,974
Fair value of stock options and warrants assumed in merger with Identix	—	—	35,103	—	—	—	—	35,103
Retirement plan contributions paid in common stock	—	—	288	—	—	—	—	288
Stock-based compensation expense	—	—	7,492	—	—	—	—	7,492
Foreign currency translation gain	—	—	—	—	—	—	3,083	3,083	$3,083
Net loss	—	—	—	(31,037)	—	—	—	(31,037)	(31,037)

Comprehensive loss	—	—	—	—	—	—	—	—	$(27,954)

Balance, December 31, 2006	73	—	1,153,791	(87,464)	—	—	685	1,067,085
Exercise of employee stock options	1	—	10,037	—	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	—	8,520	—	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	—	32,998	—	—	—	—	33,000
Common stock issued for directors’ fees	—	—	545	—	—	—	—	545
Common stock issued under employee stock purchase plan	—	—	2,315	—	—	—	—	2,315
Deferred tax benefit of stock options exercised	—	—	130	—	—	—	—	130
Retirement plan contributions paid in common stock	—	—	261	—	—	—	—	261
Pre-paid forward contract	—	—	—	—	(69,808)		—	(69,808)
Stock-based compensation expense	—	—	9,243	—	—	—	—	9,243
Foreign currency translation gain	—	—	—	—	—	—	5,722	5,722	$5,722
Net income	—	—	—	17,666	—	—	—	17,666	17,666

Comprehensive income	—	—	—	—	—	—	—	—	$23,388

Balance, December 31, 2007	76	—	1,217,840	(69,798)	(69,808)	—	6,407	1,084,717
Exercise of employee stock options	—	—	2,860	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	3,314
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	125
Deferred tax charge of stock options exercised	—	—	(331)	—	—	—	—	(331)
Retirement plan contributions paid in common stock	—	—	1,294	—	—	—	—	1,294
Warrants issued & exercised	—	—	1,481	—	—	—	—	1,481
Repurchase of common stock	—	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	—	10,283	—	—	—	—	10,283
Foreign currency translation loss	—	—	—	—	—	—	(6,582)	(6,582)	$(6,582)
Fair value of interest rate protection agreement, net of tax	—	—	—	—	—	—	(1,082)	(1,082)	(1,082)
Net loss	—	—	—	(548,704)	—	—	—	(548,704)	(548,704)

Comprehensive loss	—	—	—	—	—	—	—	—	$(556,368)

Balance, December 31, 2008	$87	$15,107	$1,377,872	$(618,502)	$(69,808)	$(6,161)	$(1,257)	$697,338

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

Cash Flow from Operating Activities:
Net income (loss)	$(548,704)	$17,666	$(31,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,412	39,237	23,360
Stock-based compensation costs	18,064	11,291	8,068
Asset impairments and in process research and development charge	528,577	5,000	17,395
(Benefit) provision for non-cash income taxes	9,278	(24,689)	2,430
Tax effect of stock option exercises	(651)	(2,676)	—
Amortization of deferred financing costs and debt discount	4,178	1,296	117
Other	349	119	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	179	(9,331)	(20,837)
Inventory	(7,872)	(9,548)	(393)
Other assets	(6,490)	616	(1,720)
Accounts payable, accrued expenses and other liabilities	4,762	11,574	14,466
Deferred revenue	1,686	403	712

Net cash provided by operating activities	52,768	40,958	12,561

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(320,480)	(132,839)	(154,683)
Capital expenditures	(22,523)	(12,995)	(6,823)
Additions to intangible assets	(7,963)	(6,304)	(1,280)
Decrease in restricted cash	47	219	358

Net cash used in investing activities	(350,919)	(151,919)	(162,428)

Cash Flow from Financing Activities:
Net (repayments) borrowings under revolving credit agreement	(84,000)	4,000	80,000
Proceeds from senior convertible notes	—	175,000	—
Proceeds from term loan	295,000	—	—
Debt issuance costs	(14,033)	(6,393)	(2,612)
Principal payments of term loan	(3,750)	—	—
Principal payments of other debt	(1,062)	(766)	(309)
Proceeds from issuance of common stock to investors, net of issuance costs	103,865	—	—
Proceeds from issuance of preferred stock to investor	15,107	—	—
Proceeds from issuance of common stock to employees	2,669	1,838	53
Proceeds from exercise of stock options by employees	2,860	10,038	7,181
Cost of issuance of common stock for Identix acquisition	—	—	(2,012)
Repurchase of common stock	(6,161)	—	—
Payment for pre-paid forward contract	—	(69,808)	—
Other	325	146	—

Net cash provided by financing activities	310,820	114,055	82,301

Effect of exchange rate changes on cash and cash equivalents	(423)	116	174

Net increase (decrease) in cash and cash equivalents	12,246	3,210	(67,392)
Cash and cash equivalents, beginning of year	8,203	4,993	72,385

Cash and cash equivalents, end of year	$20,449	$8,203	$4,993

Supplemental Cash Flow Information:
Cash paid for interest	$15,599	$8,934	$1,294
Cash paid for income taxes	$1,163	$465	$507
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$36,570	$41,520	$805,077
Warrants issued for patents	$1,305	—	—

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Notes To Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. At December 31, 2008, its assets consist of its investment in L-1 Operating of $869.0 million and deferred financing costs of $4.2 million. Its liabilities consist of Convertible Notes of $175.0 million and accrued interest of $0.8 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long lived assets, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, interest rate protection agreements, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates.

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

The per share amounts do not reflect the impact of weighted outstanding stock options and warrants of 0.7 million, 2.2 million and 5.8 million shares during the years ended December 31, 2008, 2007 and 2006, respectively, as their effect would have been anti-dilutive.

The Company calculates the effect of the Convertible Notes on diluted net income per share utilizing the “if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the years ended December 31, 2008 and 2007, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

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

Basic and diluted net incomes (loss) per share calculations for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except per share data):

	2008	2007	2006

Net income (loss)	$(548,704)	$17,666	$(31,037)

Average common shares outstanding:
Basic	77,518	71,663	43,823
Effect of dilutive stock options and warrants	—	722	—

Diluted	77,518	72,385	43,823

Net income (loss) per share:
Basic	$(7.08)	$0.25	$(0.71)

Diluted	$(7.08)	$0.24	$(0.71)

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

Revenue is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, Accounting Research Bulletin (“ARB”) 43, Government Contracts or Statement of Position (“SOP ”) No. 81-1, Accounting for Construction-

Type and Certain Production-Type Contracts and their amendments and interpretations. When a customer arrangement does not require significant production, modification or customization of software does not include certain services considered to be essential to the functionality of the software or is not otherwise within the scope of SOP 81-1, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not otherwise include services considered to be essential to the functionality of the software include:

•	Secure Credentialing solutions, primarily to federal and state government customers;

•	Sales of hardware products and related maintenance and services;

•	Sales of printing system components and consumables including printers, secure coating ribbon, film, and other parts, primarily to federal government customers;

•	Sales of portable devices that provide iris and face and fingerprint identification and recognition and related maintenance and services;

•	Licenses of off-the-shelf versions of fingerprint, face and iris recognition software and related maintenance and services;

•	Sales of software and software developer kits and related maintenance and services;

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification;

•	Document authentication solutions, which typically include sales of hardware, software, maintenance and support; and

•	Information technology and security services provided to U.S. intelligence community.

Many of the Company’s arrangements include multiple elements for which it applies the provisions of the EITF No. 00-21, Revenue Arrangements with Multiple Elements. Such arrangements may include one or more of the following elements: consumables, equipment, hardware, software, rights to additional software, when and if available software, software maintenance, hardware maintenance, hardware replacement, technical support services, training, installation and consulting services. For arrangements that include multiple elements that are not within the scope of SOP No. 97-2, the Company allocates value to each element based on the relative estimated fair value of each element, if fair value exists for each element. For arrangements within the scope of SOP No. 97-2, which do not involve significant modification or customization of the software or otherwise include services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, based on vendor specific objective evidence (“VSOE”) of fair value, which is determined based on the prices charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value for each element. Under the residual method, each undelivered element is allocated value based on fair value or VSOE of fair value, if applicable, for that element and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value, if applicable, does not exist for all undelivered elements, revenue is deferred until such time as fair value of undelivered elements is established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance support period.

For transactions within the scope of SAB No. 104, revenue is generally recognized upon passage of title for product sales, and performance for services, provided the four revenue recognition criteria listed above are met. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the revenue is collected. Maintenance, hardware replacement, technical support revenues are typically recognized ratably over the contract term, which approximates the timing of services rendered. Revenues from security technology, training and similar services, including in revenue earned under time and material, fixed price level of effort and cost reimbursable contracts, is recognized as the services are rendered. Revenue from the collection and transmission of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency. Our arrangements generally do not include a right to return. Expenses on all services are recognized when the costs are incurred.

Revenue related to consumables, equipment and hardware sales that require no installation is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels the obligation to install the hardware generally does not remain the Company’s responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party and to its ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, the Company is required to install products on behalf of third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

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

When multiple-element arrangements otherwise within the scope of SOP No. 97-2 involve significant production, modification or customization of the software, or otherwise involve services that are considered to be essential to the functionality of the software, we apply the contract accounting provisions of SOP No. 97-2 and SOP No. 81-1. When VSOE of fair value exists for software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under SOP No. 81-1. When VSOE fair value is not available for such services the entire arrangement is accounted for under SOP No. 81-1 and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with SOP 81-1, include:

•	Contracts or elements of contracts for the production of drivers’ licenses and other identification credentials that require delivery and installation of customized software, and;

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition solutions for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract.

In addition, the Company uses contract accounting for government contracts within the scope of ARB No. 43 and SOP No. 81-1.

Revenue for long term contracts within the scope of SOP No. 97-2, SOP No. 81.1 or ARB No. 43 are recognized under the percentage of completion method. The Company measures the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized when performance of milestones is achieved. The Company recognizes revenue based on the total milestones billable to the customer less revenue related to any future maintenance service requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis or as the units are delivered, whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The Company records costs and estimated earnings in excess of billings under these contracts as current assets.

Drivers’ licenses or credentials’ contracts or contract elements within such contracts generally require that we incur up front costs related to software, hardware and other equipment. Such costs are capitalized and are depreciated over the of the contract term life, beginning when the system goes into service. The delivery of credentials or licenses typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain equipment and provide support services. Costs related to customized software are capitalized during the period we are designing and installing the system and are amortized over the estimated useful life beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized when the credentials are produced. If contractual arrangements include the sale of consumables on equipment whose title is transferred to the customer, the Company recognizes revenue when title is transferred.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2008 and 2007, the Company’s cash equivalents consisted of money market accounts and overnight investments with banks.

Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and term loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date. The recorded and fair value amounts are as follows for 2008 and 2007:

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	December 31,	December 31,
	2008	2008

Accounts Receivable	$105,606	$105,606
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreement	116,327	116,327
Other Current Liabilities	(2,559)	(2,559)
Revolving Credit Facility	—	—
Term Loan	(291,778)	(256,256)
Convertible Notes	(175,000)	(83,895)
Foreign Currency Forward Contracts	435	435
Interest Rate Protection Agreement	(1,782)	(1,782)

	Recorded amount at	Fair Value at
	December 31,	December 31,
	2007	2007

Accounts Receivable	$90,210	$90,210
Accounts Payable and Accrued Expenses	(81,549)	(81,549)
Other Current Liabilities	(2,393)	(2,393)
Revolving Credit Facility	(84,000)	(84,000)
Convertible Notes	(175,000)	(178,458)

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

As of December 31, 2008, U.S. Federal Government agencies, directly or indirectly, accounted for 51% of consolidated accounts receivable. As of December 31, 2007, U.S. Federal Government agencies, directly or indirectly accounted for 67% of consolidated accounts receivable.

Inventory and Suppliers

Inventory is stated at the lower of cost or market. L-1 uses the first-in, first-out method to determine costs of inventory. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items and records the resulting write-downs to cost of revenues. L-1 obtains certain products and services from a limited group of suppliers and contract manufacturers. Reliance on these suppliers and contract manufacturers involves reduced control over quality and delivery schedules and financial instability of these manufacturers or contractors. L-1 may experience delays in manufacturing and shipping products and providing services to customers if it loses these sources or if supplies or services from these sources are delayed. A loss of a supplier could delay sales and increase the Company’s costs.

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases or in acquisitions. Cost includes capitalized interest for self constructed assets. Depreciation and amortization are calculated using the straight-line methods over the estimated useful lives of the related assets, ranging from 3 to 7 years.

System assets acquired and developed in connection with drivers’ license contracts are depreciated over the estimated useful life of the related contract, ranging from one to seven years, using the straight-line method beginning when the system goes into service. The straight line method approximates the pattern of recognition of the gross revenues over the estimated useful life of the contract. In connection with the acquisition of Digimarc Corporation (“Old Digimarc”) the Company evaluated the useful lives of the system assets of the acquired business, and based on the historical experience of both the Company and Old Digimarc determined that the useful lives of system assets are usually extended beyond the initial term of the contract as the customers routinely exercise their options to extend the contract. Accordingly the Company changed its depreciable lives to take into account renewal options that the Company believes will be exercised. The change in depreciable lives reduced depreciation expense by approximately $1.5 million and is related primarily to the assets acquired in connection with the acquisition of Old Digimarc.

Intangible Assets

Intangible assets primarily consist of completed technology, trade names, customer contracts and relationships and other assets primarily arising from the acquisition of businesses or business assets. These intangible assets are primarily amortized a basis consistent with the timing and pattern of expected cash flows used to value the intangibles, generally on a straight line basis over useful lives ranging from 3 to 25 years.

Goodwill

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market comparables and market transactions, among other factors. Based upon these tests, L-1 determined the fair value of the biometric reporting units were less than their carrying amounts resulting in a goodwill impairment at October 31, 2008, the date of the annual goodwill impairment test. See Note 14.

Long-Lived Assets

The Company evaluates long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. L-1 records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from estimated undiscounted future cash flows from the use of these assets. When such impairment is indicated, the related assets are written down to estimated fair value. See Note 14 for impairments recognized in 2008, 2007 and 2006.

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended December 31, 2008, 2007 and 2006, the Company received funding under time and materials contracts to perform services for conceptual formulation, design or testing of possible product or process alternatives, which it recorded as an operating expense offset under the requirements of SFAS No. 68, Research and Development Arrangements. The Company received funding of $0.5 million, $0.7 million and $0.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. In certain circumstances the government obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its own research and development efforts.

In addition, the Company has research and development contracts which are accounted for pursuant to SOP 81-1 and ARB 45. The Company recognized revenue of $6.7 million, $5.9 million and $0.5 million related to these contracts during the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt. Amortization of deferred financing costs was $4.2 million, $1.3 million and $0.1 million during the years ended December 31, 2008, 2007, and 2006, respectively.

Software Costs

The Company reviews software development costs incurred in accordance with the provisions of SFAS No. 86, which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. During the years ended December 31, 2008, 2007 and 2006, the Company capitalized $6.9 million, $3.5 million and $0.9 million, respectively, in software development costs, which is being amortized over three to five years. L-1 recorded amortization expense of

$2.4 million, $0.4 million and $0.1 million related to these assets during the years ended December 31, 2008, 2007 and 2006, respectively.

Costs related to software developed for internal use are expensed as incurred until the application development stage has been reached pursuant to the provisions of SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs for externally purchased software are capitalized and depreciated over their estimated useful life not to exceed five years. Costs for self constructed assets includes capitalized interest.

Warranty

The Company provides a warranty for manufacturing and material defects on hardware sold. A reserve for warranty costs, based on estimates utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience. See Note 3.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance is increased or reduced when the Company, based on taxable income in the appropriate character and jurisdiction determines it is more likely than not that the recorded amounts of the deferred tax benefits will be realized. Prior to the effective date of SFAS No. 141 (R) the release of the valuation allowance was recorded either as a benefit in the income statement or as a reduction of goodwill if the reduction was related to pre-acquisition net operating loss carryforwards. After the effective date of SFAS No. 141 (R) the release of the valuation allowance will be reflected in net income.

During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expects to realize.

It is possible that, depending on the cumulative results of operations for the three year period ending of December 31, 2009 after considering items that do not enter in the determination of taxable income, and the then likely operating results, the valuation allowance may be increased or decreased.

During the fourth quarter of 2007, the Company determined that based on the cumulative results of operations for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it was more likely than not that the Company would realize a substantial portion of the deferred tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expected to realize. Approximately $21.8 million of the benefit was recognized in the statement of operations and $35.4 million was recorded as a reduction of goodwill.

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

Foreign Currency Translation and Transactions

Assets and liabilities of L-1’s operations in Germany and Canada are denominated in Euros and Canadian dollars, respectively, which are also the functional currency and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars of operations whose functional currencies are the local currency are included in accumulated other comprehensive income or loss as a separate component in shareholders’ equity. The functional currency of the Company’s Mexican operations is the U.S. dollar. Accordingly, monetary assets and liabilities are re-measured to U.S. dollars at the balance sheet date with the gain or loss reflected in income. Non-monetary assets and liabilities are re-measured in U.S. dollars at historical rates.

From time to time, the Company utilizes foreign currency forward contracts for specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the contracts are recorded in operations. For the year ended December 31, 2008, other expense, net, included a loss of approximately $0.2 million, consisting of realized and unrealized gains and losses related to foreign currency transactions and balances. For the year ended December 31, 2007, the Company did not utilize any foreign currency forward contracts. For the year ended December 31, 2006, other expense, net, included approximately a loss of $0.1 million and was the result of realized and unrealized gains and losses related to foreign currency transactions and balances. None of the foreign currency forward contracts were terminated prior to settlement. The fair value of forward currency contracts at December 31, 2008 resulted in an unrealized gain of $0.4 million.

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

The modified prospective method of transition adopted by the Company requires compensation expense related to share based payments to be recognized beginning on the adoption date over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The expected volatility rate is based on the historical volatility of the Company’s common stock. During 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects that volatility. The expected life of options is based on the average life of 6.3 years pursuant to the guidance from SAB No. 107. The Company estimated forfeitures when recognizing compensation expense based on historical rates. In the fourth quarter of 2008, the Company updated its forfeiture rate assumption, which resulted in a immaterial credit to compensation expense. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Stock-based compensation for 2008, 2007 and 2006 was $18.1 million, $11.3 million and $8.1 million, respectively, and includes $0.7 million in 2008 and $0.6 million in each year for 2007 and 2006 related to restricted stock compensation. Stock-based compensation also includes $0.3 million, $0.6 million and $0.2 million for 2008, 2007 and 2006, respectively, for incentive compensation settled or to be settled in common stock and fully vested stock options, as well as stock based compensation related to Company’s retirement plan contributions settled or to be settled common stock of $6.5 million, $0.3 million, and $0.3 million for 2008, 2007, 2006, respectively. The Company has recognized all compensation expense in the consolidated statements of operations for 2008, 2007 and 2006 and did not capitalize any such costs. The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cost of revenues	$6,048	$803	$553
Research and development	1,814	1,167	766
Sales and marketing	1,818	1,806	752
General and administrative	8,384	7,515	2,772
Merger related expenses	—	—	3,225

Stock-based compensation	$18,064	$11,291	$8,068

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 were $0.3 million, $1.4 million and $0.4 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, SFAS No. 157, as amended, defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB determined that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company’s adoption of this standard on January 1, 2008, was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations. The Company is still in the process of evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on the consolidated financial statements upon full adoption.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combination, SFAS No. 141(R) establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires that securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The provisions of SFAS No. 141(R) are applicable to business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited. The provision of SFAS No. 141(R) will have a significant impact in the accounting for future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides guidance about the location and amounts of derivative instruments disclosed in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Derivatives Implementation; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for annual and interim periods beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The provisions of this FSP apply to the L-1’s $175.0 million aggregate principal amount of 3.75% Convertible Notes due 2017. This FSP is effective for interim and annual financial statements issued on or after January 1, 2009, and is required to be applied retrospectively to all periods presented. Early adoption is not permitted. L-1 estimates that adoption of the FSP will result in an increase in non-cash interest expense of $2.9 million and $4.8 million for the years ended December 31, 2007 and 2008, respectively, an increase in the net loss in 2008 by $3.1 million ($0.04 per share) and decreased net income in 2007 by $1.7 million ($0.02 per share) The adoption is expected to increase non-cash interest expense by $5.2 million for the year ending December 31, 2009. Shareholders’ equity at December 31, 2007 and 2008 is estimated to increase by $14.5 million and $11.6 million, respectively.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The SEC approved such amendments on September 16, 2008; accordingly the standard became effective on November 15, 2008. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. The adoption of this standard did not have a material impact on the consolidated financial statements.

3.	ADDITIONAL FINANCIAL INFORMATION

Property and equipment

Property and equipment comprised the following as of December 31, 2008 and 2007 (in thousands):

	December 31,		Weighted Average
	2008	2007	Useful Life

System assets	$85,089	$52,101	3-7 years
Computer and office equipment	7,046	9,213	3-5 years
Machinery and equipment	18,043	2,467	2 years
Construction in progress	20,261	—
Leasehold improvements	1,217	1,693	5 years
Other- including tooling and demo equipment	1,880	3,991	2-5 years

	133,536	69,465
Less, accumulated depreciation	52,268	46,014

	$81,268	$23,451

Depreciation expense on property and equipment for the years ended December 31, 2008, 2007 and 2006 was $21.7 million, $9.1 million and $8.5 million, respectively.

Included in the asset impairment charges for 2008 is $3.4 million related to certain biometrics property and equipment. See Note 14 to the consolidated financial statements.

Inventory

Inventory comprised the following as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Purchased parts and materials	$27,218	$12,772
Work in progress	1,171	386
Finished goods	6,120	8,376

	$34,509	$21,534

Approximately $6.4 million and $3.5 million of inventory at December 31, 2008 and 2007, respectively, were held at customer sites.

Goodwill

Goodwill comprises the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Identity
	Solutions	Services	Total

Balance, January 1, 2006	$93,853	$58,371	$152,224
Identix merger	659,550	—	659,550
Iridian acquisition	28,126	—	28,126
SecuriMetrics acquisition	29,294	—	29,294
SpecTal acquisition	—	78,994	78,994
Other	2,612	643	3,255

Balance, December 31, 2006	813,435	138,008	951,443
ComnetiX acquisition	—	15,046	15,046
ACI acquisition	—	49,761	49,761
McClendon acquisition	—	54,723	54,723
Additions (reductions) of deferred tax asset valuation allowance	(35,951)	560	(35,391)
Other, net	7,111	11,577	18,688

Balance, December 31, 2007	784,595	269,675	1,054,270
Reclassification of ComnetiX products business	9,780	(9,780)	—
Bioscrypt acquisition	39,440	—	39,440
Old Digimarc acquisition	228,967	—	228,967
Impairment charges	(430,000)	—	(430,000)
Other, net	(3,655)	1,955	(1,700)

Balance, December 31, 2008	$629,127	$261,850	$890,977

See Note 14 to the consolidated financial statements for discussion of impairment of goodwill.

As of December 31, 2008, approximately $168.0 million of goodwill was deductible for income tax purposes.

Intangible assets

Intangible assets comprise the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles:
Completed technology	$14,606	$(2,187)	$121,207	$(27,210)
Core technology	340	(11)	5,600	(2,015)
Trade names and trademarks	7,168	(1,463)	28,514	(2,456)
Customer contracts and relationships	103,852	(22,509)	65,583	(15,808)

	125,966	(26,170)	220,904	(47,489)
Non-acquisition related intangibles	16,029	(7,543)	14,166	(3,344)

	$141,995	$(33,713)	$235,070	$(50,833)

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006, was $27.7 million, $30.1 million and $14.3 million, respectively. Amortization of acquisition related intangible assets for the subsequent five years and thereafter is as follows: $9.4 million, $8.8 million, $7.9 million, $7.0 million, $6.5 million and thereafter is $60.2 million, respectively.

In 2008, the Company recorded an impairment of $95.2 million for intangible assets, substantially all of which is related to its biometrics business. In 2007, the Company recorded an impairment of $5.0 million for intangible assets related to certain acquired product lines, also related to the biometrics business. In 2006, following the merger with Identix, the Company evaluated its long-lived assets in light of the strategy and plans of the combined company. In that connection, the Company recorded an impairment of $10.5 million. See Note 14 for description of the impairments.

Accounts payable and accrued expenses

Accounts payable and accrued expenses comprise the following as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Accounts payable	$48,601	$38,396
Accrued compensation	16,123	13,380
Accrued vacation	7,874	6,798
Accrued subcontractor costs	7,668	3,091
Accrued professional services	7,196	5,905
Accrued retirement plan contributions	5,701	3,887
Other	24,946	10,092

	$118,109	$81,549

Warranty reserves

The activity in the warranty reserves for the years ended December 31, 2008, 2007 and 2006 comprises the following (in thousands):

December 31,

Balance, January 1, 2006	$34
Acquisitions	1,445
Provisions	787
Charges	(606)

Balance, December 31, 2006	1,660
Provisions	619
Charges	(1,634)

Balance, December 31, 2007	645
Provisions	132
Charges	(30)

Balance, December 31, 2008	$747

Accounts receivable reserves

The activity in the accounts receivable reserves for the years ended December 31, 2008, 2007, and 2006 comprises the following (in thousands):

Balance, January 1, 2006	$1
Additions	682

Balance, December 31, 2006	683
Additions	571
Write-offs	(40)

Balance, December 31, 2007	1,214

Additions	825
Write-offs	(261)

Balance, December 31, 2008	$1,778

Products and Services Revenues

The following provides details of the products and services revenues for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

U.S. Federal government services	$204,738	$116,973	$13,101
Hardware and consumables	137,590	126,537	56,079
State and local government services	145,146	92,324	65,787
Software, licensing fees and other	46,126	29,093	20,115
Maintenance	29,272	24,580	9,304

Total revenues	$562,872	$389,507	$164,386

4.	RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC and Lau Technologies (“Lau”), an affiliate of Mr. Denis K. Berube, a member of the board of directors of the Company, own approximately 8.8%, and 1.0%, respectively, of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Preferred Stock, which are convertible into 1,145,337 shares of L-1 common stock.

The Company has consulting agreements with Mr. Berube and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012 or commencement of full time employment elsewhere. During the years ended December 31, 2008, 2007 and 2006, $0.2 million each year was paid in the aggregate to Mr. Berube and Ms. Lau in connection with the agreements. Under the terms of a 2002 acquisition agreement with Lau Security Systems, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. Royalty expense included in cost of revenues was approximately $0.1 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the

Company’s board of directors. A committee of the Board of Directors has been appointed to evaluate a potential transaction. The Company and AFIX are involved in an informal arrangement to market each other’s products and are negotiating to formalize the arrangements in a written agreement. Receivables and payables from AFIX at December 31, 2008 were at $0.1 million and $0.1 million, respectively. Sales and purchases from AFIX for 2008 were $0.1 million and $0.2 million, respectively.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. For the years ended December 31, 2008, 2007 and 2006, the Company incurred costs of $0.8 million, $0.7 million and $0.1 million, respectively, related to sublease agreement.

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

Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.6 million, $1.2 million and $0.3 million in interest for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of 2 cents per share.

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

In connection with the acquisition of Integrated Biometric Technology, Inc. (“IBT”) in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, of which 280,000 expired unexercised in December 2008 and 160,000 may become exercisable subject to review by the Board of Directors.

In December 2005, Aston completed a $100.0 million investment in and became the beneficial owner of more than 5% of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, which expired unexercised in December 2008.

5.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt comprises the following (in thousands):

	December 31,	December 31,
	2008	2007

$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2020	$175,000	$175,000
Borrowings under revolving credit agreements	—	84,000
Borrowings under term loan	296,250	—
Capital leases	936	—

	472,186	259,000
Less: Unamortized original issue discount on term loan	4,472	—
Current portion of long-term debt	19,256	—

	$448,458	$259,000

Principal payments on long-term debt and financing arrangements for the subsequent five years are as follows: $18.8 million, $37.5 million, $60.0 million, $253.8 million, and $101.2 million. Payments on capital leases all due in the subsequent three years are as follows: $0.5 million, $0.3 million, and $0.1 million.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2008, the Company has approximately $120.5 million available under its revolving credit facility, net of letters of credits of $14.5 million, subject to continuing compliance with the covenants contained in the agreement.

Under the terms of the senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 4.5% per annum or at prime (subject to a floor of 2%) plus 1.75% to 3.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2008, the variable interest rate was based on three month LIBOR plus 4.5% or 7.5%. Subsequent to December 31, 2008, the interest rate was changed to 6.75%.

L-1 is required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement), of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) as of such date, shall not be less than 2.25:1.00; and at December 31, 2008 the ratio was 3.19:1.00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At December 31, 2008 the ratio was 2.86:1.00.

Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

In October 2008, the Company entered into an interest rate protection agreement to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement has a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%) The counterparty to this agreement is a highly rated financial institution. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

In accordance with SFAS No. 133 Accounting for Derivatives and Hedging Activities, at its inception the company designated the agreement as a cash flow hedge of the interest payments due under the term loan, and deemed the hedge effective. The fair value of the interest rate protection agreement is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates, the market expectation for future interest rates and our current creditworthiness. At December 31, 2008 the fair value resulted in an unrealized loss of $1.8 million, which is reflected in accumulated other comprehensive income for the year ended December 31, 2008, net of the related tax effect of $0.7 million. It is expected that approximately $0.6 million of the unrealized loss will be reflected in net income for the year ending December 31, 2009.

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or common stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. Pursuant to the provisions of SFAS No. 133, EITF 90-19 and EITF 01-06, the embedded conversion feature has not been deemed a derivative since the conversion feature is indexed to the Company’s stock and would be classified as equity.

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

The Convertible Notes are structurally subordinated to all liabilities of L-1 Operating. Under the term of the Credit Agreement, as defined above, L-1 Operating may not make any dividend payment to the Company except to permit the Company to make scheduled interest payments on the subordinated debt up to a maximum of $10.0 million per year, and certain tax liabilities. However, subject to certain prepayment requirements under the Credit Agreement, the Company may prepay, redeem or repurchase the Convertible Notes in amounts not in excess of proceeds from the issuance of additional equity securities of the Company.

6.	SHAREHOLDERS’ EQUITY

Common Stock and Warrants

On December 16, 2005, in accordance with the terms of the Investment Agreement between L-1 and L-1 Investment Partners LLC dated October 5, 2005, L-1 (i) issued and sold to Aston 7,619,047 shares of L-1 common stock at $13.125 per share and (ii) issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1 common stock at an exercise price of $13.75 per share which expired in December 2008. The sale of the shares resulted in aggregate gross proceeds to L-1 of $100.0 million, and net cash to L-1 of $63.8 million after the $35.0 million payment to Aston for Aston’s ownership interest in IBT and transaction costs. The shares of common stock and warrants were sold to Aston in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. No underwriting commissions were paid in connection with the sale. The Company accounted for the common stock and warrants in accordance with Topic D-98 and EITF 00-19, respectively. The estimated value of the warrants issued to Aston was approximately $5.5 million, and has been reflected in additional paid-in capital. The warrants which were fully vested in accordance with their terms, expired unexercised on December 16, 2008.

On December 16, 2005, upon the completion of the acquisition of IBT, L-1 issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC for strategic advice, due diligence and other services relating to the acquisition. Warrants to purchase 280,000 of the shares which were fully vested upon closing the IBT acquisition expired unexercised on December 16, 2008. The remaining warrants to purchase 160,000 shares of L-1 common stock may be exercisable subject to review by the Board of Directors. The estimated value of the vested warrants was approximately $1.9 million and has been reflected as a direct cost of the acquisition of IBT and included in additional paid-in capital.

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of December 31, 2008, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.

In connection with Identix’ merger with Visionics in 2002, the Company also assumed warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger, which were converted into warrants to purchase shares of Identix common stock. The remaining warrants to purchase 38,789 shares of common stock of the Company will expire once it fulfills its registration obligations, and have exercise prices between $20.78 and $26.53.

Pre-paid Forward Contract

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. As required by SFAS No. 150, the fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of shareholders’ equity. Under terms of the contract, any dividend payment that Bear

Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.

Issuance of Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”), L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc.

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

7.	STOCK OPTIONS

Stock Option Plans

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

The following is a description of the other stock-based incentive plans for which stock awards are outstanding. The 1996 Viisage Management Stock Option Plan and the 1996 Viisage Director Stock Option Plan (the “Option Plans”) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to officers and employees generally vest over four years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant. In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors’ Plan to compensate non-employee members of the Board of Directors. This plan allows directors to elect to receive their board compensation in cash or stock. Both the 1996 Viisage Management Stock Option

Plan and the Viisage 1996 Director Stock Option Plan expired and no new shares are available to grant from these plans.

In connection with the ZN Vision Technologies AG (“ZN”) acquisition on January 23, 2004, the Company assumed ZN’s Employee Share Option Plan. The options under this plan were fully vested prior to the consummation of the acquisition. As part of the Imaging Automation, Inc. (“iA”) acquisition on October 5, 2004, the Company assumed iA’s stock option plans. Options previously issued under the plans were fully vested as of the close of the transaction. In connection with the acquisition of Bioscrypt, the Company assumed options outstanding under the Bioscrypt Plan which vest according to terms of that Plan.

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

Details of the stock options available for grant and outstanding by stock option plan are set forth below:

	Available	Stock
	for	options
Stock Plan	grant	outstanding

2008 L-1 Identity Solutions Long-Term Incentive Plan	3,499,824	2,383,321
Bioscrypt Stock Plan	—	178,596
Identix Incorporated 2002 Equity Incentive Plan	112,483	2,417,833
ZN Employee Share Option Plan	—	267,625
2003 Imaging Automation Plan	—	830
1996 Imaging Automation Plan	—	707
1996 Viisage Directors Plan	—	145,002
1996 Viisage Management Plan	—	518,942
2000 Identix Incorporated New Employee Plan	—	419,774
Visionics Corporation 1990 Stock Option Plan	—	5,508
Identix Incorporated Equity Incentive Plan	—	605,799
Visionics Corporation 1998 Stock Option Plan	—	26,049
2005 Identix Director Stock Plan	—	170,280
Visionics Corporation Stock Incentive Plan	—	81,389

	3,612,307	7,221,655

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2008 through December 31, 2008:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Stock	Average	Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value

Outstanding at January 1, 2008	7,528,106	$15.02
Granted	662,834	13.43
Assumed stock options- Bioscrypt	256,228	31.25
Exercised	(427,456)	7.25
Canceled/expired/forfeited	(798,057)	21.37

Outstanding at December 31, 2008	7,221,655	$15.22	6.54	$2,255,544

Vested or expected to vest at December 31, 2008(1)	5,387,355	$15.22	6.54	$1,682,636

Exercisable at December 31, 2008	4,290,839	$14.18	5.34	$2,255,524

(1)	Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	As of 12/31/08	Life (years)	Price	As of 12/31/08	Price

$0.03 – $10.02	788,846	4.20	$4.99	724,028	$4.85
10.04 – 12.22	749,181	4.97	11.60	708,561	11.61
12.40 – 14.52	865,844	6.04	13.57	539,094	13.31
14.55 – 14.55	1,170,000	7.66	14.55	585,000	14.55
14.60 – 16.43	1,096,983	6.97	15.89	651,525	15.81
16.55 – 18.00	854,055	7.20	17.44	390,139	17.34
18.04 – 19.31	926,272	7.93	19.11	292,746	19.08
19.50 – 30.63	744,479	6.37	22.50	374,173	24.79
30.67 – 98.48	24,758	1.52	55.91	24,336	56.34
98.52 – 98.52	1,237	0.30	98.52	1,237	98.52

Totals	7,221,655	6.54	$15.22	4,290,839	$14.18

The aggregate unearned compensation cost of unvested options outstanding as of December 31, 2008 was $28.0 million and will be amortized over a weighted average period of 2.3 years.

The total intrinsic value of options exercised in the years ended December 31, 2008, 2007, and 2006 was $2.6 million, $7.9 million, and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

Cash received from stock option exercises and purchases of shares under the employee purchase plan was $5.5 million, $11.9 million and $7.2 million in the years ended December 31, 2008, 2007, and 2006, respectively.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

		December 31,
		Years Ended
	2008	2007	2006

Expected annual dividends(1)	—%	—%	—%
Risk free interest rate(2)	4.1%	4.2%	4.4%
Expected volatility(3)	51.9%	61%	94%
Expected life (in years)(4)	6.3	6.3	6.3
Fair value of options	$7.62	$11.34	$12.66

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

Restricted Shares

L-1 had 25,653 unvested restricted shares issued to employees outstanding at December 31, 2008 which were granted in 2005 and 2008. These shares vest ratably over a four-year period and had an aggregate grant date fair value of approximately $0.1 million. In August 2006, in conjunction with the merger with Identix, 27,000 fully vested shares were granted to Identix’ board members that became L-1 board members, which resulted in recording compensation expense of approximately $0.4 million. The total unrecognized compensation cost related to unvested restricted shares was approximately $0.1 million at December 31, 2008.

Employee Stock Purchase Plan

In 1997, the Company adopted the 1997 Employee Stock Purchase Plan and reserved 136,000 shares of common stock for issuance under the plan. The purchase price is determined by taking the lower 85% of the closing price on the first or last day of periods defined by the plan. In 2006, the remaining 15,633 shares were issued and the plan was exhausted. In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which made available 500,000 new shares for future issuance. Shares issued under this plan were 297,724, 125,819 and zero in 2008, 2007, and 2006, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under non-cancelable operating leases. Rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $8.1 million, $5.5 million and $2.2 million, respectively.

In addition, the Company had capital lease obligations of $0.9 million at December 31, 2008.

At December 31, 2008, approximate future minimum rentals under the operating leases, are as follows (in thousands):

Operating
Leases

Year Ending December 31, 2009	$6,566
2010	4,925
2011	3,101
2012	2,645
2013	1,386
Thereafter	2,755

$21,378

Foreign Currency Contracts

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at December 31, 2008 these Japanese Yen denominated liabilities aggregated $3.5 million. In 2008, all gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of December 31, 2008, the Company had committed to three foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Japanese Yen. The fair value of these contracts at December 31, 2008 was an unrealized gain of approximately $0.4 million. As of December 31, 2007, the Company had no open foreign currency forward contracts.

Employment Agreements

The Company has employment agreements with certain individuals that provide for up to two years of severance payments as a result of early termination without cause. The agreements also provide for non-competition either directly or indirectly for up to two years after the termination of employment.

9.	LITIGATION

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

In 2004, three purported class action lawsuits were filed in the U.S. District Court for the District of Oregon against Old Digimarc and certain of its then-current and former directors and officers on behalf of purchasers of Old Digimarc’s securities during the period April 17, 2002 to July 28, 2004. These lawsuits were later consolidated into one action for all purposes. The amended complaint, which sought unspecified damages, asserted claims under the federal securities laws relating to the restatement of Old Digimarc’s financial statements for 2003 and the first two quarters of 2004 and alleged that Old Digimarc issued false and misleading financial statements and issued misleading public statements about its operations and prospects. On August 4, 2006, the court granted Old Digimarc’s motion to dismiss the lawsuit with prejudice and entered judgment in Old Digimarc’s favor. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. The Ninth Circuit affirmed the dismissal on January 12, 2009.

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. On December 11, 2008, the Ninth Circuit upheld the district court’s holding that there is no right of private action under Section 304 of Sarbanes-Oxley. However, they reversed the district court’s holding that Old Digimarc should be re-aligned as a plaintiff, and remanded the case to the district court for further proceedings. Subsequently, the plaintiffs agreed to an order and stipulation of dismissal with prejudice, given that plaintiffs are no longer shareholders of Digimarc. On January 29, 2009 the Chief Judge signed and entered the order and the case was dismissed with prejudice.

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United

States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. On December 11, 2008, the Ninth Circuit upheld the district court’s holding that there is no right of private action under Section 304 of Sarbanes-Oxley. However, they reversed the district court’s holding that Old Digimarc should be re-aligned as a plaintiff, and remanded the case to the district court for further proceedings. Subsequently, the plaintiffs agreed to an order and stipulation of dismissal with prejudice, given that plaintiffs are no longer shareholders of Digimarc. On January 29, 2009 the Chief Judge signed and entered the order and the case was dismissed with prejudice.

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

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. The Judge has stayed discovery until a ruling is rendered on all motions to dismiss.

Other

In accordance with SFAS No. 5, Accounting for Contingencies , the Company records a liability for any claim, demand, litigation and other contingency when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. Based on current information and belief, the Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, because of the inherent uncertainties of litigation (including the Old Digimarc litigation described above) the ultimate outcome of litigation cannot be accurately predicted by the Company; it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

LG Settlement

On May 1, 2008, the Company settled a breach of contract and intellectual property litigation with LG Electronics USA, Inc. (“LG USA”) and LG Electronics, Inc. (“LG”) which was based on a historical dispute with Iridian Technologies Inc. (“Iridian”), a wholly owned subsidiary of the Company acquired in August 2006. The settlement, resolved all historical issues and disputes among the parties and dismissed with prejudice the litigation in the U.S. District Court for the District of New Jersey. Concurrently with the settlement, LG and LG USA entered into a new license agreement with Iridian to license Iridian’s proprietary 2pi iris recognition software, and LG USA entered into a separate agreement to obtain certain limited telephonic assistance for a period of twelve months from Iridian and L-1. In addition, Iridian agreed to assign to LG USA its “IRIS ACCESS” trademark which was determined to have minimal value to the Company.

10.	RETIREMENT BENEFITS

The Company established the L-1 401(k) plan on January 1, 2003. Participants are fully vested in their contributions and vest 25% per year in L-1’s contributions. The Company also has assumed four other plans from it acquisitions which have not been merged into the L-1 401(k) plan as of December 31, 2008. Company contributions on two of the assumed plans vests 20% annually over a five year period. On the two other plans, the Company’s contributions vest immediately. The plans permits pretax contributions by participants of up to the annual Internal Revenue Service dollar limit. The Company may make discretionary contributions to the plans in cash or common stock subject to certain limitations. The costs for these plans were approximately $8.2 million, $5.7 million, and $1.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

11.	INCOME TAXES

	For the Years Ended December 31,
	2008	2007	2006

Pretax income (loss) comprises the following (in thousands):
United States	$(520,208)	$(6,948)	$(20,708)
Foreign	(16,806)	613	(7,525)

	$(537,014)	$(6,335)	$(28,233)

The (benefit) provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current
Federal	$890	$2,877	$—
State	889	654	354
Foreign	635	—	—

	2,414	3,531	354

Deferred
Federal	(36,253)	(4,653)	(6,276)
State	(4,496)	(1,288)	(1,500)
Foreign	1,993	258	(1,909)

	(38,756)	(5,683)	(9,685)

Change in valuation allowance	48,032	(21,849)	12,135

(Benefit) provision for income taxes	$11,690	$(24,001)	$2,804

The income tax provision for the year ended December 31, 2006 includes $2.4 million, which represents the increase in the valuation allowance in excess of the corresponding increase of the related deferred tax assets. Pursuant to SFAS No. 109, such provision was recorded as a result of the amortization of tax deductible goodwill, for which the period of reversal of the related temporary difference is indefinite; accordingly, the related deferred tax liability could not be used to offset the deferred tax assets in determining the valuation allowance.

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended subsequent to December 31, 2004. However, the Company’s loss carryforwards are subject to adjustment by state and federal tax authorities in years the loss carryforwards are used to reduce taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The consolidated financial statements do not include any material provision for interest or penalties. The Company has made an election to account for interest expense and penalties related for income tax issues as income tax expense.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Federal benefit statutory rate	(34.0)%	(34.0)%	(34.0)%
Goodwill impairment	27.2	—	—
State and local taxes, net of federal benefit	(0.7)	(6.6)	(2.7)
Permanent and other items	0.7	6.5	3.6
Valuation allowance	9.0	(344.7)	43.0

Effective tax rate	2.2%	(378.8)%	9.9%

The components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred tax assets (liabilities):
Net operating loss carryforwards	$171,765	$122,106
Property and equipment	(12,712)	(1,599)
Intangible assets	(14,831)	(44,860)
Accruals and other reserves	12,204	8,153
Stock-based compensation expense	9,880	5,632
Tax deductible goodwill amortization	(13,647)	(8,945)
Tax credits	5,978	3,365

Net deferred tax asset before valuation allowance	158,637	83,852
Valuation allowance	(116,668)	(33,306)

Net deferred tax asset	$41,969	$50,546

Deferred tax asset:
Current	$11,101	$13,253
Long-term	30,868	37,293

	$41,969	$50,546

The increase in the valuation allowance at December 31, 2008 includes $35.3 million related to the acquisitions of Old Digimarc and Bioscrypt consummated in 2008.

At December 31, 2008, the Company has available net operating loss carryforwards for federal tax purposes of approximately $420.9 million which may be used to reduce future taxable income and includes $16.2 million of tax deductions related to stock option exercises the tax benefit of which have not been recognized. Substantially all of these carryforwards are subject to limitations pursuant to the change in control provisions of Section 382 of the Internal Revenue Code. The Company has made an analysis of these limitations and recorded deferred tax assets only to the extent these net operating loss carryforwards can be realized during the carryforward period. These carryforwards expire from 2009 through 2027.

In 2008 and 2007, the Company recognized tax benefits for stock options exercised during those years. The benefit recognized net of the related stock compensation expense was $0.2 million and $2.4 million in 2008 and 2007, respectively, of which $0.5 million and 2.2 million, respectively, were recorded as a reductions of goodwill and $0.3 million and $0.2 million, respectively, as a decrease and increase, respectively, in shareholders’ equity. The utilization of tax benefits related to stock option exercises is determined based on ordering required by the relevant tax regulations.

12.	SEGMENT REPORTING AND GEOGRAPHICAL INFORMATION

The Company follows SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. Effective with the acquisition of IBT in December 2005, the Company aggregated its operating segment in two reportable segments, the Identity Solutions reportable segment and the Services reportable segment. The Identity Solutions reportable segment enables governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to U.S. Government agencies.

The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. The segment information for 2007 has been reclassified to reflect the integration of ComnetiX’s products business into the Identity Solutions segment and its fingerprinting services business into the Services segment during the first quarter of 2008. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

	2008	2007	2006

Identity Solutions:
Revenues	$280,045	$211,029	$117,418
Operating (Loss)	(527,886)	(797)	(29,210)
Depreciation and Amortization Expense	40,928	32,996	21,115
Services:
Revenues	282,827	178,478	46,968
Operating Income	14,190	5,874	927
Depreciation and Amortization Expense	8,484	6,241	2,245
Consolidated:
Revenues	562,872	389,507	164,386
Operating Income (Loss)	(513,696)	5,077	(28,283)
Depreciation and Amortization Expense	49,412	39,237	23,360

Effective January 1, 2007, the Company began allocating corporate costs using a three factor formula based on sales, payroll and capital assets. Included in the 2008, 2007 and 2006 Identity Solutions segment results are asset impairments and merger related expenses of $527.2 million, $5.0 million, and $22.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, the Services Segment includes asset impairments of $1.4 million.

Total assets by segment as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Segment:
Identity Solutions	$877,129	$1,018,554
Services	362,181	365,191
Corporate	78,592	61,900

Totals	$1,317,902	$1,445,645

Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.

Revenues by market for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

State and Local	$174,912	$109,462	$69,532
Federal	362,481	269,685	89,640
Commercial/Emerging Markets	25,479	10,360	5,214

Totals	$562,872	$389,507	$164,386

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues, identifiable assets and goodwill by geographic areas (in thousands):

	2008	2007	2006

Revenues:
United States	$515,182	$360,551	$149,792
Rest of World	47,690	28,956	14,594

Totals	$562,872	$389,507	$164,386

Total Assets:
United States	$1,249,831	$1,388,025	$1,211,386
Rest of World	68,071	57,620	15,839

Totals	$1,317,902	$1,445,645	$1,227,225

The Company did not have significant international sales to individual countries in any year presented.

13.	ACQUISITIONS

The results of operations of all consummated acquisitions described below have been included in the consolidated financial statements from their respective dates of acquisition.

2008 Acquisitions

Digimarc

On August 13, 2008, L-1 completed the acquisition of Digimarc Corporation (“Old Digimarc”), which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $310.0 million in cash, plus direct acquisition costs of approximately $5.4 million. L-1’s acquisition of common stock (the “Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79% of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1. Prior to the Merger Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.

L-1 acquired Old Digimarc because it believes that the acquisition positions the combined company as a leader in providing credential systems and to take advantage of the opportunities created by the Real ID program. Moreover, the combined company will be able to deliver enhanced protection and facilitate the development of the next generation of credentialing functionality. Old Digimarc integrated in the Secure

Credentialing operating segment included in the Identity Solutions reportable segment. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash acquired	$50
Other current assets	21,502
Property, plant and equipment	52,286
Other assets	695
Current liabilities	(19,303)
Deferred revenue	(6,817)
Other non-current liabilities	(624)
Intangible assets	38,606
Goodwill	228,967

$315,362

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

Bioscrypt

On March 5, 2008, the Company acquired Bioscrypt Inc. (“Bioscrypt”), a provider of enterprise biometric access control solutions headquartered in Markham, Canada. Under the terms of the definitive agreement, the Company issued approximately 2.6 million common shares. In addition the Company assumed all Bioscrypt stock options outstanding at the effective date of the acquisition. The Company has valued the assumed Bioscrypt stock options consistent with its valuation methodology of stock options issued by the Company. Bioscrypt is included in the Identity Solutions reportable segment.

The aggregate purchase price of Bioscrypt was approximately $37.4 million, including $0.8 million of direct acquisition costs, and stock options valued at $1.4 million. The Company acquired Bioscrypt for its leadership position in biometric physical access control, its global customer base, its offerings that complement the Company’s existing offerings and expected cost and revenue synergies. Preliminarily, the purchase price has been allocated as follows (in thousands):

Cash acquired	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(10,565)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	2,197
Goodwill	39,440

$37,392

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

2007 Acquisitions

McClendon

On July 13, 2007, the Company acquired McClendon Corporation (“McClendon”). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock for a total consideration of $66.0 million, plus a $1.0 million adjustment based on McClendon’s closing working capital. The number of shares issued were determined based on an average for a specified period prior to closing. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio. McClendon is included in the Services reportable segment.

The aggregate purchase price of McClendon was approximately $69.5 million, including a working capital adjustment of $1.0 million and $2.5 million of direct acquisition costs. Substantially all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. The purchase price has been allocated as follows (in thousands):

Cash acquired	$607
Other current assets	7,399
Other assets	421
Current liabilities	(4,045)
Long-term liabilities	(67)
Deferred tax liability	(8,222)
Intangible assets	17,900
Goodwill	55,527

$69,520

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

ACI

On July 27, 2007, the Company acquired Advanced Concepts, Inc., (“ACI”), pursuant to which the Company acquired of all of the issued and outstanding shares of common stock of ACI from a newly-formed holding company for a purchase price of $71.5 million in cash, plus a $0.4 million adjustment based on ACI’s closing working capital. In addition, pursuant to the Stock Purchase Agreement, the Company may be required to make additional payments of contingent consideration up to $3.0 million. The Company acquired ACI for its access to a customer base within the U.S. government and its complementary service offerings, consisting of information and network security solutions and system engineering and development capabilities to the U.S. intelligence and military communities. ACI is included in the Services reportable segment.

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

$73,246

The goodwill and the assigned value to the intangible assets are deductible for income tax purposes.

ComnetiX

On February 22, 2007, the Company consummated the acquisition of ComnetiX Inc. (“ComnetiX”), for approximately $17.8 million in cash. ComnetiX offers biometric identification solutions for use in areas such as applicant screening, financial services, health care, transportation, airlines and airports, casinos and gaming, and energy and utilities. ComnetiX is also a leading applicant fingerprinting services company in Canada, with a chain of ten offices. In addition, ComnetiX has established more than 40 applicant fingerprinting services locations throughout the United States. The fingerprinting services business has been integrated with our IBT operating segment and is included in the Services segment. The biometric identification solutions business has been integrated in the Biometrics operating segment included in the Identity Solutions segment.

The Company acquired ComnetiX because of its presence in the fingerprinting services segment of the Canadian market and complementary base of customers, particularly within the law enforcement community.

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

Pro Forma Information (Unaudited)

The following gives pro forma effect to the acquisitions of Old Digimarc, Bioscrypt, ACI, McClendon and ComnetiX as if they had occurred at the beginning of each period presented (in thousands except per share amounts):

	Years Ended December 31,
	2008	2007

Revenues	$625,591	$552,890
Net loss	(565,250)	(12,912)
Basic and diluted net loss per share	$(6.77)	$(0.15)

The pro forma data is presented for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the acquisitions of Old Digimarc, Bioscrypt, ACI, McClendon and ComnetiX been consummated on the dates indicated.

The pro forma results of operations include direct transaction costs, severance costs and other costs incurred by the acquired companies of $6.2 million for the year ended December 31, 2008. In addition, the year ended results in 2008 include $1.1 million of merger related severance costs incurred by L-1.

2006 Acquisitions

SpecTal, LLC

On October 19, 2006, the Company acquired privately-held SpecTal, LLC (“SpecTal”), which provides comprehensive security and intelligence solutions, specializing in government consulting, training, and technology development. Under the terms of the definitive agreement with SpecTal, the Company paid SpecTal shareholders $102.7 million in cash, including $2.7 million of transaction costs, of which $5.0 million was placed in escrow. SpecTal shareholders may receive additional consideration of up to $7.5 million if specified performance thresholds are met. The acquisition of SpecTal was funded by bank debt. SpecTal is included in the Services reportable segment.

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

$102,680

All of the goodwill and intangible assets are deductible for income tax purposes. During 2007, the Company paid an additional $1.4 million for a working capital adjustment and an earnout which were recorded as additional cost of the acquisition. In addition, earnout payments of $1.8 million were made in 2008 and was included in the cost of the acquisition.

Identix Incorporated

On August 29, 2006, the merger between L-1 and Identix Incorporated (“Identix”) was approved by shareholders and the Boards of Directors of both companies, with the combined company operating as L-1. The Identix merger was a tax-free reorganization for federal income tax purposes, and Identix stockholders received 0.473 of a share of L-1 common stock for each share of Identix common stock owned (the “Exchange Ratio”). L-1 assumed Identix stock option plans and outstanding stock options and assumed all outstanding warrants to purchase Identix common stock, which were converted into the right to receive L-1 common stock based on the Exchange Ratio. Indentix’ fingerprinting services business has been integrated with the Enrollment Services operating segment included in the Services reportable segment. The remaining business is integrated in the Biometrics operating segment included in the Identity Solutions reportable segment.

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

$814,739

None of the goodwill or the assigned value to the intangible assets is to deductible for income tax purposes.

Iridian Technologies, Inc.

On August 16, 2006, the Company acquired 100% of the common stock of Iridian Technologies, Inc., (“Iridian”) for $35.4 million in cash, of which $2.0 million was placed in escrow. The acquisition price includes $0.9 million of direct acquisition costs. In January 2007, the Company made a claim against the sellers for $2.0 million, which was recovered from the funds placed in escrow at closing. The Company acquired Iridian because of its extensive intellectual property portfolio related to iris recognition technology and for the potential of accelerating the acceptance of iris technology in the marketplace under new ownership and management. Iridian is integrated in the Biometrics operating segment included in the Identity Solutions reportable segment.

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

SecuriMetrics, Inc.

On February 17, 2006, the Company acquired 100% of the common stock of SecuriMetrics, Inc. (“SecuriMetrics”), the sole U.S. based manufacturer of iris recognition products, for $37.4 million in cash, including $2.0 million placed in escrow for 18 months. The acquisition price includes $0.8 million of direct acquisition costs. In addition, the Company was refunded $1.4 million of cash previously placed in escrow. $1.5 million of contingent consideration was paid to the sellers in 2006 as a result of SecuriMetrics meeting the performance thresholds. The payment was accounted for as additional cost of the acquisition.

The Company acquired SecuriMetrics to complement and expand its biometrics product and services offerings to include iris recognition. In addition, SecuriMetrics is the sole U.S. based manufacturer of iris recognition products and has strong relationships with various agencies of the U.S. government. SecuriMetrics is integrated in the Biometrics operating segment included in the Identity Solutions reportable segment.

The purchase price of SecuriMetrics was as follows (in thousands):

Cash paid	$36,580
Direct acquisition costs	842

Total purchase price	$37,422

The purchase price of SecuriMetrics was allocated to the fair values of various assets and liabilities as follows (in thousands):

Current assets	$4,325
Property and equipment	658
Liabilities assumed	(3,055)
Intangible assets	6,200
Goodwill	29,294

$37,422

None of the goodwill or the assigned value of the intangible assets is deductible for income tax purposes.

14.	ASSET IMPAIRMENTS AND MERGER — RELATED EXPENSES

Asset impairments and merger-related charges for 2008 comprise the following:

	Total	Cash
	Charges	Payments

Asset impairments	$528,577	$—
Separation costs	1,106	1,106

Total	$529,683	$1,106

The asset impairments consist of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate to the Company’s biometrics businesses included in the Identity Solutions segment. The impairment charges result from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008, particularly as they impacted the biometrics businesses, as well as capital market conditions that adversely impacted valuation of businesses the Company acquired and the Company’s stock price and market capitalization.

Pursuant to SFAS No. 142, Goodwill and Intangible Assets, the Company is required to test goodwill for impairment whenever impairment indicators are present, or at least annually. The Company performed its annual impairment test as of October 31, 2008. The estimated fair value of the reporting units was determined primarily using the discounted cash flow method, although market transactions and multiples were considered when available and suitable. The aggregate enterprise values of all reporting units resulting from the valuations were then compared to the Company’s market capitalization at the valuation date. Pursuant to SFAS No. 142, the Company compared the carrying amounts of its reporting units to their estimated fair values, and determined that the carrying amounts (after adjusting for the impairment of long-lived assets described below) of certain reporting units within the Identity Solutions segment exceeded the respective estimated fair values and thus were indicated to be impaired. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the impaired reporting units to tangible and intangible assets.

For reporting units with an estimated fair value that was less than the carrying amount, the Company considered whether long-lived assets were also impaired. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by SFAS No. 144) to the undiscounted cash flow of the asset groups. The impairment loss was calculated as the difference between the carrying amount of the long-lived assets and their estimated fair values, determined primarily based on the discounted cash flows.

The Company utilized a valuation advisor to assist in performing the impairment analyses and valuations. Estimates of fair values were primarily based on the discounted cash flows based on the Company’s latest plans and projections. The use of the discounted cash flow method requires significant judgments and assumptions of future events many of which are outside the control of the Company, including estimates of future growth rates, income tax rates, and discount rates, among others. In addition, the use of market transactions and multiples requires significant judgment as to whether observed data is comparable to the reporting units being evaluated and how much weight should to such data in the valuation.

In 2007, the Company recorded an intangible asset impairment of $5.0 million relating to certain acquired biometric product lines that were not performing as anticipated.

Asset impairments and merger related expenses for the year ended December 31, 2006 comprise the following (in thousands):

	Total	Cash
	Charges	Payments

In-process research and development	$2,700	$—
Asset impairments	14,641	—
Separation costs	3,167	1,852
Change in control costs	1,403	349
Other stock-based compensation related to Identix merger	856	—

Total	$22,767	$2,201

Following the merger with Identix, the Company evaluated its long-lived assets in light of the strategy and plans of the combined company. In that connection, the Company recorded asset impairments which consisted of intangible assets of $10.5 million, system assets of $3.0 million related to a terminated contract with the State of Georgia and other charges of $1.1 million. Separation costs include cash charges for severance payments of $1.9 million and stock-based compensation charges of $1.3 million to certain of the Company’s former executives. Change in control costs represents stock-based compensation resulting from the acceleration of the vesting of stock options and restricted stock that were due to contractual obligations embedded in the option arrangements of certain executives of the Company of $1.1 million and cash payments of $0.3 million made to retiring members of the Company’s board of directors.