Form 10-Q
period 2009-03-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2009-05-07
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 7, 2009

Common stock, $.001 par value	88,566,076

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$16,944	$20,449
Accounts receivable, net	107,810	105,606
Inventory	32,920	34,509
Deferred tax asset, net	10,980	11,101
Other current assets	10,096	9,628

Total current assets	178,750	181,293
Property and equipment, net	86,233	81,268
Goodwill	890,598	890,977
Intangible assets, net	106,434	108,282
Deferred tax asset, net	25,991	23,609
Other assets, net	23,609	24,392

Total assets	$1,311,615	$1,309,821

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$113,298	$118,109
Current portion of deferred revenue	17,846	16,998
Current maturities of long-term debt	27,181	19,256
Other current liabilities	4,206	2,559

Total current liabilities	162,531	156,922
Deferred revenue, net of current portion	11,395	13,323
Long-term debt	423,266	429,235
Other long-term liabilities	1,462	1,861

Total liabilities	598,654	601,341

Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 88,783,487 and 86,615,859 shares issued at March 31, 2009 and December 31, 2008, respectively	89	87
Series A convertible preferred stock, $0.001 par value, 15,107 shares issued and outstanding	15,107	15,107
Additional paid-in capital	1,402,725	1,393,763
Accumulated deficit	(627,037)	(623,251)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock	(6,161)	(6,161)
Accumulated other comprehensive income	(1,954)	(1,257)

Total shareholders’ equity	712,961	708,480

Total liabilities and shareholders’ equity	$1,311,615	$1,309,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008

Revenues	$150,189	$115,996

Cost of revenues:
Cost of revenues	104,243	78,741
Amortization of acquired intangible assets	2,356	5,901

Total cost of revenues	106,599	84,642

Gross profit	43,590	31,354

Operating expenses:
Sales and marketing	9,891	7,485
Research and development	5,901	5,333
General and administrative	23,167	16,807
Amortization of acquired intangible assets	305	826

Total operating expenses	39,264	30,451

Operating income	4,326	903
Interest income	45	71
Interest expense:
Contractual interest	(7,397)	(2,885)
Amortization of deferred financing costs, debt discount and other	(3,253)	(1,548)
Other (expense) income, net	72	(1,008)

Loss before income taxes	(6,207)	(4,467)
Income taxes benefit	2,421	1,883

Net loss	$(3,786)	$(2,584)

Net loss per share:
Basic	$(0.04)	$(0.04)

Diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic	84,522	72,171

Diluted	84,522	72,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract		Accumulated
		Convertible	Additional		To Purchase		Other
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Total

Balance, January 1, 2008	$76	—	$1,233,731	$(71,650)	$(69,808)	—	$6,407	$1,098,756
Exercise of employee stock options	—	—	2,860	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	3,314
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	125
Deferred tax charge of stock options exercised	—	—	(331)	—	—	—	—	(331)
Retirement plan contributions settled in common stock	—	—	1,294	—	—	—	—	1,294
Warrants issued & exercised	—	—	1,481	—	—	—	—	1,481
Repurchase of common stock	—	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	—	10,283	—	—	—	—	10,283
Foreign currency translation loss	—	—	—	—	—	—	(6,582)	(6,582)
Fair value of interest rate protection agreement, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	(551,601)	—	—	—	(551,601)

Balance, December 31, 2008	87	15,107	1,393,763	(623,251)	(69,808)	(6,161)	(1,257)	708,480
Exercise of employee stock options	—	—	23	—	—	—	—	23
Common stock issued for directors’ fees	—	—	208	—	—	—	—	208
Common stock issued under employee stock purchase plan	—	—	388	—	—	—	—	388
Retirement plan contributions settled in common stock	2	—	5,637	—	—	—	—	5,639
Stock-based compensation expense	—	—	2,706	—	—	—	—	2,706
Foreign currency translation loss	—	—	—	—	—	—	(978)	(978)
Fair value of interest rate protection agreement, net of tax	—	—	—	—	—	—	281	281
Net loss	—	—	—	(3,786)	—	—	—	(3,786)

Balance, March 31, 2009	$89	$15,107	$1,402,725	$(627,037)	$(69,808)	$(6,161)	$(1,954)	$712,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Cash Flow from Operating Activities:
Net income (loss)	$(3,786)	$(2,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,224	9,672
Stock-based compensation costs	5,300	3,061
(Benefit) for non-cash income taxes	(2,421)	(1,883)
Amortization of deferred financing costs, debt discount and other	3,253	1,548
Other	—	(15)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,204)	5,923
Inventory	1,486	(5,533)
Other assets	(625)	(1,362)
Accounts payable, accrued expenses and other liabilities	1,845	(9,542)
Deferred revenue	(814)	2,753

Net cash provided by operating activities	11,258	2,038

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(570)	(1,072)
Capital expenditures	(12,546)	(3,030)
Additions to intangible assets	(1,687)	(2,138)
Increase in restricted cash	(54)	(28)

Net cash used in investing activities	(14,857)	(6,268)

Cash Flow from Financing Activities:
Net borrowings under revolving credit agreement	—	10,097
Debt issuance costs and financing fees	(50)	(2)
Principal payments of other debt	(130)	(139)
Proceeds from issuance of common stock to employees	340	662
Proceeds from exercise of stock options by employees	23	216
Repurchase of common stock	—	(6,161)

Net cash provided by financing activities	183	4,673

Effect of exchange rate changes on cash and cash equivalents	(89)	(131)

Net increase (decrease) in cash and cash equivalents	(3,505)	312
Cash and cash equivalents, beginning of year	20,449	8,203

Cash and cash equivalents, end of year	$16,944	$8,515

Supplemental Cash Flow Information:
Cash paid for interest	$6,142	$1,251
Cash paid for income taxes	$708	$334
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$—	$35,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Operations

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

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure in order to facilitate its convertible senior notes (the “Convertible Notes” or “Notes”) offering and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (“L-1 Operating”, previously also known as L-1 Identity Solutions, Inc.). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity, L-1 Operating, comprise the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	March 31,	December 31,
	2009	2008

Assets:
Deferred financing costs	$3,214	$3,454
Investment in L-1 Operating	876,555	868,925

	$879,769	$872,379

Liabilities and shareholders’ equity:
Accrued interest	$2,466	$825
Deferred tax liability	7,297	7,297
Convertible debt	157,045	155,777

	166,808	163,899
Shareholders’ equity	712,961	708,480

	$879,769	$872,379

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Revenue Recognition

The Company derives its revenue from solutions that include products and services, as well as sales of stand alone services, hardware, components, consumables and software. Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting enrollment services and government consulting, security and information technologies services. Customers, depending on their needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such policies.

Stock-Based Compensation

L-1 uses the Black-Scholes valuation method to estimate the fair value of option awards. The compensation expense related to share-based payments is recognized over the vesting period for awards granted after January 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to January 1, 2006.

The following weighted average assumptions were utilized in the valuation of stock options in 2009 and 2008 (excluding the Bioscrypt assumed stock options):

	Three Months Ended
	March 31,	March 31,
	2009	2008

Expected common stock price volatility	57.8%	52.2%
Risk free interest rate	2.0%	4.3%
Expected life of options	6.3 Years	5.3 Years
Expected annual dividends	—	—

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

Computation of Net Income (Loss) per Share

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of diluted common and common equivalent shares outstanding during the period. Basic and diluted net income (loss) per share for the three month periods ended March 31, 2009 and 2008 are the same.

The basic and diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period including 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock. The impact of approximately 1.0 million common equivalent shares for the three months periods ended March 31, 2009, and the impact of approximately 4.2 million for the three ended March 31, 2008, were not reflected in the net income (loss) per share as their effect would be anti-dilutive.

The Company calculates the effect of the Convertible Notes for the three month periods ended March 31, 2009 and 2008, on diluted earnings per share utilizing the “if converted” method. For the three month periods ended March 31, 2009 and 2008, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes.

Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted the following accounting standards.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, SFAS No. 157, as amended. With respect to financial assets and liabilities, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. With respect to non-financial assets and liabilities, the standard was effective on January 1, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The adoption of this standard did not have a material impact on the condensed consolidated financial statements. See Note 3.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The Company adopted the provisions of SFAS No. 141(R) effective January 1, 2009. As a result of the adoption of SFAS 141(R), the Company expensed transaction costs of $0.3 million in the first quarter of 2009 and retroactively expensed previously deferred transaction costs of $0.1 million in in prior periods. We expect that the adoption of SFAS 141(R) will likely have a continuing material impact in future years.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the FSP No. APB 14-1). This FSP required the Company to separately account for the liability and equity components of the Company’s 3.75% Convertible Notes in a manner that results in recording interest expense using the Company’s nonconvertible debt borrowing rate for such debt, which the Company estimated to be 7.5%. The associated discount is amortized using the effective interest rate method over five years from the date of the debt issuance. The Company adopted the FSP on January 1, 2009, and applied its provisions retrospectively to all periods presented. The following summarizes the impact of the adoption of the provisions of the standard and FAS 141(R) to the periods indicated:

Statement of Operations (in thousands):

			Year Ended
	Three months ended March 31, 2008		December 31,		Year Ended December 31,
			2008		2007
	Previously		Previously	2008	Previously	2007
	Reported	Revised	Reported	Revised	Reported	Revised

General and administrative expenses	$16,789	$16,807	$86,721	$86,793	$62,279	$62,318
Total operating expenses	30,433	30,451	681,699	681,771	115,999	116,038
Operating (loss) income	921	903	(513,696)	(513,768)	5,077	5,038
Amortization of deferred financing, debt discount and other	(447)	(1,548)	(4,178)	(8,726)	(1,296)	(3,003)
(Loss) income before income taxes	(3,348)	(4,467)	(537,014)	(541,634)	(6,335)	(9,377)
Income taxes (provision) benefit	1,463	1,883	(11,690)	(9,960)	24,001	25,184
Net income (loss)	(1,885)	(2,584)	(548,704)	(551,594)	17,666	15,807
Basic income(loss) Per Share	(0.03)	(0.04)	(7.08)	(7.12)	0.25	0.22
Diluted income (loss) Per Share	(0.03)	(0.04)	(7.08)	(7.12)	0.24	0.22

Balance Sheet (in thousands):

	Years Ended December 31,
	2008		2007
	Previously		Previously
	Reported	Revised	Reported	Revised

Other assets	$25,214	$24,392	$9,304	$8,232
Deferred tax asset, net	30,868	23,609	37,293	28,315
Total assets	1,317,902	1,309,821	1,445,645	1,435,594
Long-term debt	448,458	429,235	259,000	234,918
Total liabilities	620,564	601,341	360,928	336,846
Additional paid-in-capital	1,377,872	1,393,763	1,217,840	1,233,731
Accumulated deficit	(618,502)	(623,251)	(69,798)	(71,656)
Total shareholders’ equity	697,338	708,480	1,084,717	1,098,748
Total liabilities and shareholders’ equity	1,317,902	1,309,821	1,445,645	1,435,594

Statement of Cash Flows (in thousands):

			Years Ended December 31,
	Three Months Ended March 31, 2008		2008		2007
	Previously		Previously		Previously
	Reported	Revised	Reported	Revised	Reported	Revised

Net income (loss)	$(1,885)	$(2,584)	$(548,704)	$(551,594)	$17,666	$15,807
(Benefit) provision for non-cash income taxes	(1,463)	(1,883)	9,278	7,548	(24,689)	(25,872)
Amortization of deferred financing costs, debt discount and other	447	1,548	4,178	8,726	1,296	4,299
Other assets	(1,380)	(1,362)	(6,490)	(6,418)	616	655

As previously reported financial data included in these condensed consolidated financial statements have been revised to reflect the retroactive adoption of the accounting standards.

3.	ADDITIONAL FINANCIAL INFORMATION

Inventory (in thousands):

	March 31,	December 31,
	2009	2008

Purchased parts and materials	$25,495	$27,218
Work in progress	981	1,171
Finished goods	6,444	6,120

Total Inventory	$32,920	$34,509

Approximately $5.6 million and $6.4 million of inventory were maintained at customer sites at March 31, 2009 and December 31, 2008, respectively.

Property and equipment (in thousands):

	March 31,	December 31,
	2009	2008

System assets	$87,457	$85,089
Computer and office equipment	7,446	7,046
Machinery and equipment	18,640	18,043
Construction in progress	26,571	20,261
Leasehold improvements	1,945	1,217
Other, including tooling and demo equipment	2,035	1,880

	144,094	133,536
Less accumulated depreciation and amortization	57,861	52,268

Property and equipment, net	$86,233	$81,268

For the three months ended March 31, 2009 and 2008, depreciation expense of property and equipment was $5.6 million and $2.5 million, respectively. For the three months ended March 31, 2009, the Company capitalized interest of $0.2 million.

Goodwill (in thousands):

The following summarizes the activity in goodwill for the three months ended March 31, 2009:

	Identity
	Solutions	Services	Total

Balance, January 1, 2009	$629,127	$261,850	$890,977
Currency translation adjustment	(724)	(122)	(846)
Other	452	15	467

Balance, March 31, 2009	$628,855	$261,743	$890,598

Intangible Assets (in thousands):

Intangible assets comprise the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles assets:
Completed technology	$14,423	$(2,869)	$14,606	$(2,187)
Core technology	340	(28)	340	(11)
Trade names and trademarks	7,157	(1,660)	7,168	(1,463)
Customer contracts and relationships	104,063	(26,999)	103,852	(22,509)

	125,983	(31,556)	125,966	(26,170)
Other intangible assets	17,681	(5,674)	16,029	(7,543)

	$143,664	$(37,230)	$141,995	$(33,713)

Amortization of acquisition related intangible assets was $2.7 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively. Other intangible asset amortization excluding acquisition related amortization was $0.9 million and $0.4 for the three months ended March 31, 2009 and 2008, respectively. Amortization for the current and subsequent five years and thereafter is as follows: $6.8 million, $8.7 million, $7.9 million, $7.0 million, $6.5 million, $4.7 million and $52.8 million, respectively.

Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and term loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and our current credit worthiness. The recorded and fair value amounts are as follows for March 31, 2009 (in thousands):

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	March 31,	March 31,
	2009	2009

Accounts receivable	$107,810	$107,810
Accounts payable and accrued expenses, excluding interest rate protection agreement	(111,525)	(111,525)
Other current liabilities	(4,206)	(4,206)
Term loan	(292,169)	(284,400)
Convertible notes	(157,044)	(115,098)
Derivatives:
Foreign currency forward contracts	36	36
Interest rate protection agreement	(1,773)	(1,773)

Derivatives

The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at March 31, 2009, has no derivatives that are designated as fair value hedges.

Derivatives are recorded at their estimated fair values. Derivatives designated and effective as cash flow hedges are reported as a component of comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.

At March 31, 2009, the Company’s foreign currency forward contracts hedged forecasted transactions denominated in Canadian Dollars aggregating $1.8 million. At December 31, 2008 foreign currency forward contracts not designated as hedges were used to mitigate the Company’s exposure to liabilities denominated in Japanese Yen aggregating $3.5 million.

The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands):

Derivatives designated and effective as hedges:

		Fair Value at
	Balance Sheet	March 31,
	Caption	2009

Interest rate protection agreement	Accounts Payable/ Accrued Expenses	$—
Foreign currency forward contracts	Other Assets	36

Derivatives designated and effective as cash flow hedges:

	March 31, 2009
		Gain (loss)
		reclassified
		from OCI
	Recognized	Income
	in OCI	Statement

Interest rate protection agreement	$(1,377)	$(92)
Foreign currency forward contracts	36	—

Derivatives not designated or not effective as hedges:

		Amounts of Gain or
		(Loss) Recognized
		in Income
	Income Statement	March 31,
	Caption	2009

Interest rate protection agreement	Interest Expense	$(306)
Foreign currency forward contracts	Other Income/Expense	—

Products and Services Revenues:

The following represents details of the products and services for revenues for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

U.S. Federal government services	$52,977	$50,215
Hardware and consumables	28,501	24,512
State and local government services	52,318	25,561
Software, licensing fees and other	10,856	9,213
Maintenance	5,537	6,495

Total revenues	$150,189	$115,996

Comprehensive Income (Loss) (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

Net loss	$(3,786)	$(2,584)
Changes in accumulated comprehensive (loss) income	(697)	1,293

Comprehensive loss	$(4,483)	$(1,291)

4.	RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.6% of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Preferred Stock, which are convertible into 1,145,337 shares of L-1 common stock. Pursuant to the terms and conditions of the purchase, L-1 issued 15,107 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock is convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19. Accordingly, the 15,107 shares of Series A Preferred Stock are convertible into 1,145,337 shares of L-1 common stock. The Series A Preferred Stock is automatically convertible at any time Mr. LaPenta, the initial holder, transfers such shares of Series A Preferred Stock to an unaffiliated third party. The Series A Preferred Stock held by Mr. LaPenta is also eligible for conversion into shares of L-1 common stock upon the approval by L-1’s shareholders of such conversion at its next annual meeting in accordance with the rules and regulations of the New York Stock Exchange. In the event that such approval is not obtained at L-1’s next annual meeting, L-1 will be obligated to seek shareholder approval for such conversion at the three annual meetings following its next annual meeting. The Series A Preferred Stock is entitled to receive dividends equally and ratably with the holders of shares of L-1 common stock and on the same date that such dividends are payable to holders of shares of L-1 common stock. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta is entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009, is less than $13.19. The 2,185 shares of Series A Preferred Stock are convertible into 165,655 shares of L-1 common stock, at a conversion price of $13.19 per share. Subsequently, at the 2009 Annual Meeting of Stockholders, the Shareholders approved the proposal to permit Robert V. LaPenta to convert the Series A Convertible Preferred Stock to L-1 Common Stock.

The Company has consulting agreements with Mr. Denis K. Berube, a member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million.

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors has been appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction with AFIX at this point in time. The Company and AFIX are involved in an informal arrangement to market each other’s products and are negotiating to formalize the arrangements in a written agreement. Receivables and sales from AFIX at March 31, 2009, were $0.1 million and $0.1 million, respectively.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. For the three months ended March 31, 2009 and 2008, the Company incurred costs of $0.2 million and $0.2 million, respectively, related to the sublease agreement.

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

Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.6 million, $1.2 million and $0.3 million in interest for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007, for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of 2 cents per share.

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

As a condition to the closing of the Identix merger, the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibits L-1 Investment Partners LLC and its affiliates from engaging or assisting any person who competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Mr. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve month period following the expiration of the term of Mr. LaPenta’s employment agreement. On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

In connection with the acquisition of Integrated Biometric Technology, Inc. (“IBT”) in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, all of which expired unexercised in December 2008.

In December 2005, Aston completed a $100.0 million investment in and became the beneficial owner of more than 5% of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, which expired unexercised in December 2008. The investment agreement provides Aston a right of first refusal to purchase a pro rata portion of new securities issued by L-1, subject to exceptions specified therein.

5.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under term loan	296,250	296,250
Capital leases and other	1,234	936

	472,484	472,186
Less: Unamortized discount on convertible notes	17,956	19,223
Less: Unamortized original issue discount on term loan	4,081	4,472
Less: Current maturities of long-term debt	27,181	19,256

	$423,266	$429,235

Principal payments on long-term debt and financing arrangements for the five years subsequent to March 31, 2009, are as follows: $18.8 million, $37.5 million, $60.0 million, $253.8 million, and $101.2 million. Payments on capital leases all due in the three years are as follows: $0.8 million, $0.3 million, and $0.1 million.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of March 31, 2009, the Company has approximately $119.7 million available under its revolving credit facility, net of letters of credits of $15.3 million, subject to continuing compliance with the covenants contained in the agreement.

Under the terms of the senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 4.5% per annum or at prime (subject to a floor of 2%) plus 1.75% to 3.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2009, the interest rate was 6.75%.

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

the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) as of such date, shall not be less than 2.25:1.00; and at March 31, 2009, the ratio was 3.06:1.00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010, to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At March 31, 2009, the ratio was 2.90:1.00.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period, was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

The Convertible Notes are structurally subordinated to all liabilities of L-1 Operating. Under the term of the Credit Agreement, as defined above, L-1 Operating may not make any dividend payment to the Company except to permit the Company to make scheduled interest payments on the subordinated debt up to a maximum of $10.0 million per year, and for certain tax liabilities. However, subject to certain prepayment requirements under the Credit Agreement, the Company may prepay, redeem or repurchase the Convertible Notes in amounts not in excess of proceeds from the issuance of additional equity securities of the Company.

6.	SHAREHOLDERS’ EQUITY

Common Stock and Warrants

On December 16, 2005, upon the completion of the acquisition of IBT, L-1 issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC for strategic advice, due diligence and other services relating to the acquisition, all of which expired unexercised on December 16, 2008.

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of March 31, 2009, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.

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

Issuance of Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”), L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc. See Note 4 for additional information.

7.	STOCK OPTIONS AND RESTRICTED STOCK AWARDS

The following table summarizes the stock option activity from January 1, 2009 through March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2009	7,221,655	$15.22
Granted	746,250	7.62
Exercised	(6,667)	3.44
Canceled/expired/forfeited	(240,857)	17.89

Outstanding at March 31, 2009	7,720,381	$14.42	6.67	$1,641,271

Vested or expected to vest at March 31, 2009	5,759,404	$14.42	6.67	$1,224,388

Exercisable at March 31, 2009	4,197,801	$14.11	5.17	$1,641,271

The aggregate unearned compensation cost of unvested options outstanding as of March 31, 2009, was $22.5 million and will be amortized over a weighted average period of 2.5 years. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $0.1 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

During February 2009 the Company awarded 748,250 shares of restricted stock to officers and employees and had total outstanding restricted stock awards of 773,895 as of March 31, 2009. The restricted stock vests over four years and the weighted average grant date fair value was $7.61 at March 31, 2009. At March 31, 2009, there were approximately 577,000 shares are expected to vest. Unearned compensation related to restricted stock approximated $4.2 million at March 31, 2009.

Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.

Stock-based compensation expense was $5.3 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively, and includes compensation related to restricted stock, stock options, employee purchases under the stock purchase plan and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008

Cost of revenues	$1,849	$266
Research and development	474	463
Sales and marketing	513	466
General and administrative	2,464	1,866

	$5,300	$3,061

8.	LITIGATION

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

On or about October 19, 2004, two purported shareholder derivative lawsuits were filed against certain of Old Digimarc’s then-current officers and directors, naming Old Digimarc as a nominal defendant, in the Superior Court of the State of California for the County of San Luis Obispo. These lawsuits were consolidated into one action for all purposes on March 14, 2005. This suit claims that certain of the identified officers and directors breached their fiduciary duties to Old Digimarc’s stockholders and to Old Digimarc. The complaint is derivative in nature and does not seek relief from Old Digimarc. Old Digimarc’s then-current board of directors appointed an independent committee to investigate the claims asserted in this derivative lawsuit. On July 19, 2005, the court granted Old Digimarc’s motion to dismiss these consolidated actions in favor of a shareholder derivative action to be filed by plaintiffs in the Circuit Court of the State of Oregon for the County of Washington. On August 25, 2005, the California plaintiffs filed two new derivative lawsuits in the United States District Court for the District of Oregon. On October 17, 2005, the defendants filed a motion to dismiss these complaints for lack of subject matter jurisdiction and failure to state a claim. In May of 2006, Old Digimarc’s then-current board committee, after completing its investigation, concluded that pursuit of the allegations would not be in the best interests of Old Digimarc or its stockholders. On August 24, 2006, the court granted the defendants’ motion and dismissed the lawsuit with prejudice. The plaintiffs appealed to the Ninth Circuit Court of Appeals. The appeal was fully briefed, and oral argument was held before a three-judge panel on August 26, 2008. On December 11, 2008, the Ninth Circuit upheld the district court’s holding that there is no right of private action under Section 304 of Sarbanes-Oxley. However, they reversed the district court’s holding that Old Digimarc should be re-aligned as a plaintiff, and remanded the case to the district court for further proceedings. Subsequently, the plaintiffs agreed to an order and stipulation of dismissal with prejudice, given that plaintiffs are no longer shareholders of Digimarc. On January 29, 2009, the Chief Judge signed and entered the order and the case was dismissed with prejudice.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and

Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The plaintiff’s’ opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Other

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability for any claim, demand, litigation and other contingency when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. Based on current information and belief, the Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, because of the inherent uncertainties of litigation the ultimate outcome of certain litigation cannot be accurately predicted by the Company; it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

9.	INCOME TAXES

The provision for income taxes for the three months ended March 31, 2009, is based on the estimated consolidated annual effective tax rate for 2009 of 39%. Such rate reflects among other things, the impact of not recognizing the tax benefits of operating losses in certain foreign jurisdictions offset by the utilization of operating loss carryforwards, for which a valuation allowance has been recorded, expected to be realized during the year in foreign, state and local jurisdictions. The provision for income taxes for the three months ended March 31, 2008, was based on annual estimated tax rate of 43.7%.

10.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK

The Company operates in two reportable segments. The Identity Solutions reportable segment enables governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to U.S. Government agencies. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2009 and 2008, are as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

Identity Solutions:
Revenues	$73,463	$48,061
Operating income (loss)	153	(3,319)
Depreciation and amortization expense	7,460	7,503
Services:
Revenues	76,726	67,935
Operating income	4,174	4,222
Depreciation and amortization expense	1,764	2,169
Consolidated:
Revenues	150,189	115,996
Operating income	4,327	903
Depreciation and amortization expense	9,224	9,672

Total assets and goodwill by segment:

	As of
	March 31, 2009
	Total Assets	Goodwill

Identity Solutions	$872,097	$628,855
Services	370,160	261,743
Corporate	69,358	—

	$1,311,615	$890,598

Corporate assets consist mainly of cash and cash equivalents, deferred financing costs and deferred tax assets.

Revenues by market are as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

State and local	$57,325	$30,754
Federal	88,417	81,937
Commercial	4,447	3,305

	$150,189	$115,996

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three months ended		Total assets as of
	March 31,	March 31,	March 31,	December 31,
	2009	2008	2009	2008

United States	$134,202	$107,953	$1,276,811	$1,241,750
Rest of the World	15,987	8,043	34,804	68,071

	$150,189	$115,996	$1,311,615	$1,309,821

For the three month period ended March 31, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 59% of consolidated revenues. For the three month period ended March 31, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% of consolidated revenues. Accounts receivable from U.S. Government agencies amounted to $52.8 million and $53.6 million at March 31, 2009 and 2008, respectively.

11.	ACQUISITION OF OLD DIGIMARC

On August 13, 2008, L-1 completed the acquisition of Digimarc Corporation (“Old Digimarc”), which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $310.0 million in cash, plus direct acquisition costs of approximately $5.5 million. L-1’s acquisition of common stock (the “Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79% of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1. Prior to the Merger Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.

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

Cash acquired	$50
Other current assets	21,502
Property, plant and equipment	52,286
Other assets	695
Current liabilities	(19,327)
Deferred revenue	(6,544)
Other non-current liabilities	(624)
Intangible assets	38,606
Goodwill	228,843

$315,487

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in our 2008 Annual Report on Form 10-K and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.

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

Our revenues increased to $150.2 million for the three months ended March 31, 2009, from $116.0 million for the three months ended March 31, 2008. Our net loss for the three months ended March 31, 2009, was $3.8 million compared to a net loss of $2.6 million for the three months ended March 31, 2008, of which $0.3 million related to costs incurred in connection with acquisitions in the first quarter of 2009.

Acquisitions

We have pursued strategic acquisitions to complement and expand our existing solutions and services. Our acquisitions since January 1, 2008 include:

•	Our August 2008 acquisition of the Secure ID business of Digimarc Corporation (“Old Digimarc”), which provides secure credentialing systems to state and local government agencies;

•	Our March 2008 acquisition of Bioscrypt, which provides enterprise access control to over 400 global customers.

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

Adoption of New Accounting Standards

Reference is made to the new accounting standards adopted by the Company effective January 1, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q. All financial information presented in this Form 10-Q reflects the required retroactive application of FSP No. APB 14-1 and SFAS 141(R), including financial data related to the three months ended March 31, 2008.

Reportable Segments and Geographic Information

We operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, operating income (loss), Adjusted EBITDA and free cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2009 and 2008, were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

Identity Solutions:
Revenues	$73,463	$48,061
Operating income (loss)	153	(3,319)
Depreciation and amortization expense	7,460	7,503
Services:
Revenues	76,726	67,935
Operating income (loss)	4,174	4,222
Depreciation and amortization expense	1,764	2,169
Consolidated:
Revenues	150,189	115,996
Operating income (loss)	4,327	903
Depreciation and amortization expense	9,224	9,672

Revenues by market for the three months ended March 31, 2009 and March 31, 2008, were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

State and local	$57,325	$30,754
Federal	88,417	81,937
Commercial	4,447	3,305

	$150,189	$115,996

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

United States	$134,202	$107,953
Rest of the World	15,987	8,043

	$150,189	$115,996

For the three month period ended March 31, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 59% of consolidated revenues. For the three month period ended March 31, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% of consolidated revenues.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparative results of operations for 2009 and 2008 have been affected by the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”). The results of operations of the Acquisitions have been reflected in the financial statements as of the respective dates of acquisition. Accordingly, the Acquisitions are included in the three months ended March 31, 2009, for the full period. The results of operations for three months ended March 31, 2008, include one month of Bioscrypt and does not include Old Digimarc.

Revenues (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Revenues	$150,189	$115,996

Revenues increased to approximately $150.2 million for the three months ended March 31, 2009, compared to approximately $116.0 million for the three months ended March 31, 2008, or $34.2 million, of which $25.5 million is attributable to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $8.7 million, for the three month period ended March 31, 2009, compared to the prior year period. The increase from the prior year period reflects growth related to our government security services, our biometrics business and increases in background screening volume, offset by lower consumable shipments.

Products and services revenues:

The following represents details of the products and services for revenues for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended
	March 31,	March 31,
	2009	2008

U.S. Federal government services	$52,977	$50,215
Hardware and consumables	28,501	24,512
State and local government services	52,318	25,561
Software, licensing fees and other	10,856	9,213
Maintenance	5,537	6,495

Total revenues	$150,189	$115,996

Cost of revenues and gross margin (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Cost of revenues	$104,243	$78,741
Amortization of acquired intangible assets	2,356	5,901

Total cost of revenues	$106,599	$84,642

Gross profit	$43,590	$31,354

Gross margin	29%	27%

Cost of revenues increased by $22.0 million for the three months ended March 31, 2009, compared to the corresponding period in the prior year. The Acquisitions accounted for $16.7 million for the three months ended March 31, 2009, compared to the corresponding periods in the prior year. Excluding the Acquisitions, total cost of revenues increased by $5.3 million for the three months ended March 31, 2009. Gross margins were 29% for the three month periods ended March 31, 2009, compared to 27% in the prior year, primarily as a result of the change in revenue mix described above, offset by lower amortization of intangible assets described below.

Included in the cost of revenues for the first quarter of 2009 was $2.4 million of amortization of acquired intangible assets, which decreased by approximately $3.5 million from the prior year period, reflecting lower amortization resulting from intangible asset impairments recorded in 2008, offset by additional amortization related to acquisitions. Amortization of acquired intangible assets reduced gross margins by 2% and 5% for the three months ended March 31, 2009 and 2008, respectively.

Sales and marketing expenses (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Sales and marketing expenses	$9,891	$7,485

As a percentage of revenues	7%	6%

Sales and marketing expenses increased by approximately $2.4 million for the three months ended March 31, 2009, from the prior year period, of which the Acquisitions accounted for $2.9 million. Excluding the effects of the Acquisitions, sales and marketing expenses decreased by $0.5 million for the three months ended March 31, 2009. Increased investment in corporate and international marketing resources were offset by cost reductions resulting from the rationalization of certain marketing functions. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and development expenses (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Research and development expenses	$5,901	$5,333

As a percentage of revenues	4%	5%

Research and development expenses increased by approximately $0.6 million for the three months ended March 31, 2009, compared to the corresponding period in 2008. The Acquisitions accounted for substantially all of the increase. Excluding the impact of the Acquisitions, research and development expenses were unchanged for the three months ended March 31, 2009, compared to the corresponding period in 2008. We continue to enhance our credentialing and biometric solutions offerings and at the same time leveraging our research costs to focus on those activities with the greatest revenue potential. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues and in other projects. Gross research and development expenditures aggregated $11.8 million for the three months ended March 31, 2009, compared to $8.8 million for the comparable period in the prior year. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 16% and 18% for three months ended March 31, 2009 and 2008, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.

General and administrative expenses (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

General and administrative expenses	$23,167	$16,807

As a percentage of revenues	15%	14%

General and administrative expenses increased by approximately $6.4 million for the three months ended March 31, 2009, from the prior year period, of which approximately $3.2 million is due to the Acquisitions. Excluding the effects of the Acquisitions, for the three months ended March 31, 2009, general and administrative expenses increased by $3.2 million. The increase reflects higher costs consistent with our revenue growth. Also, the Company continues to gain operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 15% and 14% for the three months ended March 31, 2009 and 2008, respectively, primarily as result of higher professional services costs, offset by cost savings from work force reductions. General and administrative expenses consisted primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Amortization of acquired intangible assets (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Amortization of acquired intangible assets	$305	$826

Amortization expense of acquired intangible assets decreased for the three months ended March 31, 2009, from the comparable period in the prior year due to the Acquisitions as a result of intangible asset impairments recorded in 2008.

Interest income and (expense) (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Interest income	$45	$71
Interest expense:
Contractual Interest	(7,397)	(2,885)
Amortization of deferred financing costs, debt discount and other	(3,253)	(1,548)

Net interest expense	$(10,605)	$(4,362)

For the three months ended March 31, 2009, net interest expense increased by approximately $6.2 million as a result of higher borrowings, including the issuance of the senior convertible notes in May 2007 and the issuance of senior notes in August 2008, incurred primarily to fund the Acquisitions, as well as higher interest rates under our credit facilities.

Other expense, net (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Other expense, net	$72	$(1,008)

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases and decreases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Japanese Yen during the periods.

Income taxes (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Income taxes benefit	$2,421	$1,883

The provision for income taxes for the three months ended March 31, 2009, is based on the estimated consolidated annual effective tax rate for calendar year 2009 of 39%. Such rate reflects among other things, the impact of not recognizing the tax benefits of operating losses in certain foreign jurisdictions offset by the utilization of operating loss carryforwards, for which a valuation allowance has been recorded, expected to be realized during the year in foreign, state and local jurisdictions. The provision for income taxes for the three months ended March 31, 2008, was based on annual estimated tax rate of 43.7%.

Comprehensive income (loss) (in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008

Net loss	$(3,786)	$(2,584)
Changes in accumulated comprehensive (loss) income	(697)	1,293

Comprehensive loss	$(4,483)	$(1,291)

The change in comprehensive income (loss) results from the increase in the net loss for the three months ended March 31, 2009, to $3.8 million from $2.6 million net income in the prior year period, changes in the fair value and amortization of derivatives accounted for as hedges of $0.3 million in 2009, and translation losses of $1.0 million in 2009 and gains of $1.3 million in 2008, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

Our most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Identity Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that with the acquisition of Old Digimarc, our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. In 2008, our capital expenditures increased to $22.5 million compared to $13.0 million in 2007 and are expected to increase again in 2009 as we are required to fund capital expenditures of Old Digimarc for the full year. In the first quarter of 2009, capital expenditures were $12.5 million as compared to $3.0 million in the first quarter of 2008. We expect to fund our capital requirements primarily with operating cash flows.

Liquidity

As of March 31, 2009, excluding current deferred income taxes, we had $5.3 million of working capital including $16.9 million in cash and cash equivalents and current maturities of long term debt of $27.2 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $119.7 million at March 31, 2009. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet, at a minimum, our operating and debt service requirements for the next 12 months. However, it is likely that we will require additional financing to execute our acquisition strategy and in that connection, we evaluate financing needs and the terms and conditions and availability under of our credit facility on a regular basis and consider other financing options. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Agreement

On August 5, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of Old Digimarc, (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.

Amounts borrowed under the Credit Agreement bear interest at a rate equal to LIBOR (subject to a floor of 3%) plus 3.75% to 4.5% per annum or at prime (subject to a floor of 2%, plus 1.75% to 3.5% per annum). We are required to pay a fee of 0.5% on the unused portion of the revolving credit facility. The senior secured term loan facility requires quarterly principal payments beginning at 5.0% of the outstanding borrowings under such facility for the initial year, increasing over the duration of the facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2009, the interest rate was 6.75%.

In addition, we are required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at March 31, 2009, the ratio was 3.06:1:00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At March 31, 2009, the ratio was 2.90:1.00.

As of March 31, 2009, the Company has approximately $119.7 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period, was less than 98% of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

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

Pursuant to the terms and conditions of the LaPenta Agreement, L-1 issued 15,107 shares of Series A Preferred Stock and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock is convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19. Accordingly, the 15,107 shares of Series A Preferred Stock are convertible into 1,145,337 shares of L-1 common stock. The Series A Preferred Stock is automatically convertible at any time Mr. LaPenta, the initial holder, transfers such shares of Series A Preferred Stock to an unaffiliated third party. The Series A Preferred Stock held by Mr. LaPenta is also eligible for conversion into shares of L-1 common stock upon the approval by L-1’s stockholders of such conversion at its next annual meeting in accordance with the rules and regulations of the New York Stock Exchange. In the event that such approval is not obtained at L-1’s next annual meeting, L-1 will be obligated to seek stockholder approval for such conversion at the three annual meetings following its next annual meeting. The Series A Preferred Stock is entitled to receive dividends equally and ratably with the holders of shares of L-1 common stock and on the same date that such dividends are payable to holders of shares of L-1 common stock. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta is entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009 is less than $13.19. The 2,185 shares of Series A Preferred Stock are convertible into 165,655 shares of L-1 common stock, at a conversion price of $13.19 per share. Subsequently, at the 2009 Annual Meeting of Stockholders, the shareholders approved the proposal to permit Robert V. LaPenta to convert the Series A Convertible Preferred Stock to L-1 common stock.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$11,258	$2,038
Investing activities	(14,857)	(6,268)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Financing activities	183	4,673
Effect of exchange rates on cash and cash equivalents	(89)	(131)

Net increase (decrease) in cash and cash equivalents	$(3,505)	$312

Cash flows from operating activities increased by approximately $9.2 million for the three months ended March 31, 2009, as compared to the corresponding period of the prior year. The net loss for the three months ending March 31, 2009, was $3.8 million and includes non-cash charges of $9.2 million for depreciation and amortization, $5.3 million for stock-based compensation and retirement contributions paid in common stock, $3.3 million for amortization of deferred financing costs, debt discount and other, and $2.4 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact of $0.3 million for the three months ended March 31, 2009, and $7.8 million in the corresponding period in the prior year.

Cash used for acquisitions in 2009, consisting principally of payments of acquisition related costs, totaled $0.6 million for the three months ended March 31, 2009, compared to $1.1 million for the three months ended March 31, 2008. Capital expenditures and additions to intangible assets were approximately $14.2 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively, and are primarily related to our drivers’ licenses product line.

Net cash provided by financing activities in 2009 was $0.2 million compared to cash provided by financing activities of $4.7 million in 2008. We had no borrowings in 2009 and borrowed $10.1 million in 2008. In 2008, we repurchased 362,000 shares of our common stock for $6.2 million.

Working Capital

Accounts receivable increased by approximately $2.2 million as of March 31, 2009, from December 31, 2008, primarily due to increased revenues in the first quarter of 2009, offset in part by improved collections. Days sales outstanding at March 31, 2009, and December 31, 2008 was consistent at 65 days.

Inventory decreased by $1.6 million as of March 31, 2009, compared to December 31, 2008, primarily as a result of planned reductions in our biometrics businesses. Inventory also reflects the levels required to meet expected deliveries of our credentialing and biometric solutions.

Accounts payable, accrued expenses and other current liabilities decreased by $3.2 million as of March 31, 2009, compared to December 31, 2008, primarily as a result of payment of compensation for employee benefits and other annual compensation plans which are settled in the first quarter of the year.

Total deferred revenue decreased by $1.1 million as of March 31, 2009, compared to December 31, 2008, due to maintenance payments received on customer projects for which revenue recognition criteria was met offset by maintenance contract renewals.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of March 31, 2009 (in thousands):

	Total	2009	2010-2011	2012-2013	After-2013

Operating lease obligations	$32,087	$6,895	$12,074	$7,804	$5,314
Debt and capital lease obligations	563,849	46,219	144,884	372,746	—

Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and a $300.0 million term loan that has a term of five years and bears interest at 7.5% at

March 31, 2009. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loan prior to the redemption of the Convertible Notes.

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

In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transactions with AFIX at this point in time.

CONTINGENT OBLIGATIONS

Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives. Such obligations include contingent earn out payments in connection with our SpecTal and ACI acquisitions. The maximum potential consideration aggregates to $7.6 million.

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

Reference is made to our annual report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except as discussed in the Notes to the Financial Statements included in the quarterly report of the Form 10-Q, related to the adoption of FAS 141(R), FAS 157, FAS 161 and FSP APB 14-1.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to borrowings under our Credit Agreement. At March 31, 2009, borrowings outstanding under the Credit Agreement aggregated $296.3 million and bears interest at variable rates. At March 31, 2009, the market value of the term loan was approximately $284.4 million and the carrying amount was $292.2 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates. The Company has partially mitigated this interest rate risk by entering into a three year interest rate protection agreement with a notional amount of $62.5 million in October 2008, pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3% and pays a fixed interest rate of 4.10%.

Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After March 31, 2009, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of our common stock. At March 31, 2009, the estimated market value of the Convertible Notes was approximately $115.1 million and the carrying amount was $157.0 million.

For additional information regarding debt instruments see Notes 3 and 5 to our consolidated financial statements.

Foreign Currency Exposures

The transactions of our international operations, primarily our German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At March 31, 2009, financial assets and liabilities denominated in Euros aggregated $1.1 million and $1.1 million, respectively, and at March 31, 2008, aggregated $2.5 million and $1.4 million, respectively. At March 31, 2009, financial assets and liabilities denominated in Canadian Dollars aggregated $3.2 million and $1.7 million, respectively, and at March 31, 2008, aggregated $1.3 million and $3.5 million, respectively. At March 31, 2009, financial assets and liabilities denominated in Mexican Pesos were $1.3 million and $0.5 million, respectively.

Hardware and consumable purchases related to certain contracts are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are denominated in U.S dollars. At March 31, 2009, there were no Japanese Yen denominated liabilities. We use foreign currency forward contracts as economic hedges to limit our exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to the corresponding recorded liabilities. As of March 31, 2009, the Company did not have foreign currency forward contracts for liabilities denominated in Yen. None of the contracts were terminated prior to settlement. In March 2009, we entered into a forward currency contract to hedge forecasted costs of $1.8 million denominated in Canadian Dollars. The unrealized gain related to the contract was $0.1 million. We also have entered in a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $20.0 million. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.

Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate,

differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of March 31, 2009, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $1.2 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls over Financial Reporting

In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) and 15-d-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The plaintiff’s’ opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009. The plaintiff may file a reply brief on September 8, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Other

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability for any claim, demand, litigation and other contingency when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. Based on current information and belief, the Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. However, because of the inherent uncertainties of litigation the ultimate outcome of certain litigation cannot be accurately predicted by the Company; it is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

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

Except as set forth below there have been no material changes from the risk factors described in our Annual Report Form 10-K for the year ended December 31, 2008. We encourage you to review our Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

At March 31, 2009, goodwill, intangible assets and property and equipment of $890.6 million, $106.4 million and $86.2 million, respectively and in 2008, we recorded impairment charges aggregating $528.6 million for impairments of goodwill and long-lived assets, primarily related to our biometric businesses. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments.

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

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, including but not limited to adverse regulatory actions, further deterioration of capital market conditions, and adverse industry specific and general economic developments, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements.

Subsequent to March 31, 2009 through May 6, 2009 our stock price has averaged $6.76 per share compared to $6.24 per share for the 60 days prior to December 31, 2008. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long-lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long-lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

We have a history of operating losses.

We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006, 2007 and 2008, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At March 31, 2009, we had an accumulated deficit of approximately $627.0 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.

We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by the current volatile market conditions.

Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. Our need to fund such expenditures has increased following our acquisition of Old Digimarc. During 2008, our expenditures increased to $22.5 million and are expected to increase, and in the first quarter of 2009 capital expenditures were $12.5 million, as compared to $3.0 million in the first quarter of 2008. At March 31, 2009, we had cash and cash equivalents of $16.9 million and availability under our line of credit of $119.7 million, subject to continuing compliance with covenants contained in the agreement. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our ability to execute on our acquisition strategy may be adversely affected by the current volatile market conditions, which may continue over a prolonged period. We may be unsuccessful in raising additional financing to fund growth or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.

Our government contracts are subject to continued appropriations by Congress and availability of funding for state and local programs. Reduced funding could result in terminated or delayed contracts and adversely affect our ability to meet our sales and earnings goals.

For the three months ended March 31, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 59% of our consolidated revenues. For the three months ended March 31, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% of our consolidated revenues. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions.

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

For the three months ended March 31, 2009, we derived approximately 11% of our total revenues, from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

We expect that we will have increased exposure to foreign currency fluctuations. As of March 31, 2009, our accumulated other comprehensive loss includes foreign currency translation losses of approximately $1.2 million. In addition, we have significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen, Canadian Dollar, and the Euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.

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

Date: May 7, 2009	By:	/s/ ROBERT V. LAPENTA Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ JAMES A. DEPALMA James A. DePalma Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350 (filed herewith).

*	Incorporated by reference.