Form 10-Q
period 2009-06-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2009-07-31
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to          .
Commission File Number 001-33002
L-1 IDENTITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-08087887 (I.R.S. Employer Identification No.)

177 Broad Street, 12th Floor, Stamford, CT (Address of principal executive offices)	06901 (Zip Code)
(203) 504-1100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 30, 2009
Common stock, $.001 par value	90,526,215

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,931	$20,449
Accounts receivable, net	117,915	105,606
Inventory	30,367	34,509
Deferred tax asset	10,928	11,101
Other current assets	9,370	9,628

Total current assets	185,511	181,293
Property and equipment, net	92,131	81,268
Goodwill	893,714	890,977
Intangible assets, net	105,607	108,282
Deferred tax asset	25,971	23,609
Other assets, net	17,978	24,392

Total assets	$1,320,912	$1,309,821

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$126,292	$118,109
Current portion of deferred revenue	17,170	16,998
Current maturity of long term debt	27,104	19,256
Other current liabilities	6,418	2,559

Total current liabilities	176,984	156,922
Deferred revenue, net of current portion	4,906	13,323
Long-term debt	417,883	429,235
Other long-term liabilities	3,325	1,861

Total liabilities	603,098	601,341

Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 90,158,377 and 86,615,859 shares issued at June 30, 2009 and December 31, 2008, respectively	90	87
Series A convertible preferred stock, $0.001 par value, 15,107 shares issued and outstanding at December 31, 2008	—	15,107
Additional paid-in capital	1,422,430	1,393,763
Accumulated deficit	(628,286)	(623,251)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock	(6,161)	(6,161)
Accumulated other comprehensive loss	(451)	(1,257)

Total shareholders’ equity	717,814	708,480

Total liabilities and shareholders’ equity	$1,320,912	$1,309,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues	$168,053	$144,952	$318,242	$260,947

Cost of revenues:
Cost of revenues	117,235	91,049	221,478	169,789
Amortization of acquired intangible assets	2,037	6,277	4,393	12,178

Total cost of revenues	119,272	97,326	225,871	181,967

Gross profit	48,781	47,626	92,371	78,980

Operating expenses:
Sales and marketing	9,719	8,999	19,610	16,484
Research and development	5,664	6,509	11,565	11,842
General and administrative	24,509	23,240	47,342	40,029
Acquisition related expenses and amortization of intangible assets	455	847	1,093	1,691

Total operating expenses	40,347	39,595	79,610	70,046

Operating income	8,434	8,031	12,761	8,934
Interest income	58	63	103	134
Interest expense:
Contractual Interest	(6,832)	(2,814)	(14,229)	(5,699)
Amortization of deferred financing costs, debt discount and other	(2,555)	(1,577)	(5,808)	(3,125)
Other income (expense), net	(178)	773	(107)	(235)

Income (loss) before income taxes	(1,073)	4,476	(7,280)	9
Benefit (provision) for income taxes	(176)	(2,012)	2,245	(129)

Net income (loss)	$(1,249)	$2,464	$(5,035)	$(120)

Net income (loss) per share:
Basic	$(0.01)	$0.03	$(0.06)	$(0.00)

Diluted	$(0.01)	$0.03	$(0.06)	$(0.00)

Weighted average shares outstanding:
Basic	85,451	74,019	84,992	73,085

Diluted	85,451	74,816	84,992	73,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract		Accumulated
		Convertible	Additional		To Purchase		Other
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Total
Balance, January 1, 2008	$76	—	$1,233,731	$(71,657)	$(69,808)	—	$6,407	$1,098,749

Exercise of employee stock options	—	—	2,860	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	36,570

Common stock issued to investors	8	—	103,857	—	—	—	—	103,865

Preferred stock issued to investor	—	15,107	—	—	—	—	—	15,107

Common stock issued for directors’ fees	—	—	582	—	—	—	—	582

Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	3,314

Stock options issued for officers’ bonus	—	—	125	—	—	—	—	125

Deferred tax charge of stock options exercised	—	—	(331)	—	—	—	—	(331)

Retirement plan contributions settled in common stock	—	—	1,294	—	—	—	—	1,294

Warrants issued & exercised	—	—	1,481	—	—	—	—	1,481

Repurchase of common stock	—	—	—	—	—	(6,161)	—	(6,161)

Stock-based compensation expense	—	—	10,283	—	—	—	—	10,283

Foreign currency translation loss	—	—	—	—	—	—	(6,582)	(6,582)

Unrealized loss of financial instruments, net of tax	—	—	—	—	—	—	(1,082)	(1,082)

Net loss	—	—	—	(551,594)	—	—	—	(551,594)

Balance, December 31, 2008	87	15,107	1,393,763	(623,251)	(69,808)	(6,161)	(1,257)	708,480

Exercise of employee stock options	—	—	43	—	—	—	—	43

Common stock issued for directors’ fees	—	—	208	—	—	—	—	208

Common stock issued under employee stock purchase plan	—	—	1,615	—	—	—	—	1,615

Retirement plan contributions settled in common stock	2	—	6,621	—	—	—	—	6,623

Stock-based compensation expense	—	—	5,267	—	—	—	—	5,267

Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—

Foreign currency translation adjustments	—	—	—	—	—	—	338	338

Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	468	468

Other	—	—	(193)	—	—	—	—	(193)

Net loss	—	—	—	(5,035)	—	—	—	(5,035)

Balance, June 30, 2009	$90	$—	$1,422,430 (1)	$(628,286)	$(69,808)	$(6,161)	$(451)	$717,814

(1)   Includes $15.9 million representing the carrying amount of the equity component of the issuance of the convertible notes.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(5,035)	$(120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,286	19,894
Stock-based compensation costs	10,898	6,563
(Benefit) provision for non-cash income taxes	(2,400)	129
Amortization of deferred financing costs, debt discount and other	5,808	3,125
Other	—	176
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,957)	(8,602)
Inventory	3,935	(3,233)
Other assets	4,512	(2,068)
Accounts payable, accrued expenses and other liabilities	14,354	(1,239)
Deferred revenue	(7,876)	1,008

Net cash provided by operating activities	30,525	15,633

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(1,125)	(3,960)
Capital expenditures, net of disposals of $205 in 2009	(22,304)	(7,653)
Additions to intangible assets	(3,531)	(3,768)
Decrease in restricted cash	(48)	(40)

Net cash used in investing activities	(27,008)	(15,421)

Cash Flow from Financing Activities:
Net borrowings under revolving credit agreement	—	4,013
Debt and equity issuance costs	(151)	(16)
Principal payments under term loan	(7,500)	—
Principal payments of other debt	(443)	(168)
Repurchase of common stock	—	(6,161)
Proceeds from issuance of common stock to employees	1,024	1,419
Proceeds from exercise of stock options by employees	44	562

Net cash used in financing activities	(7,026)	(351)

Effect of exchange rate changes on cash and cash equivalents	(9)	288

Net increase (decrease) in cash and cash equivalents	(3,518)	149
Cash and cash equivalents, beginning of year	20,449	8,203

Cash and cash equivalents, end of period	$16,931	$8,352

Supplemental Cash Flow Information:
Cash paid for interest	$12,996	$5,452
Cash paid for income taxes	$973	$964
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$—	$35,221
Warrants issued for patent	$—	$1,305
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
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	June 30,	December 31,
	2009	2008
Assets:
Deferred financing costs	$2,972	$3,454
Investment in L-1 Operating	881,309	868,925

	$884,281	$872,379

Liabilities and shareholders’ equity:
Accrued interest	$825	$825
Deferred tax liability	7,297	7,297
Convertible debt	158,345	155,777

	166,467	163,899
Shareholders’ equity	717,814	708,480

	$884,281	$872,379

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Current Report on Form 8-K filed on May 21, 2009.
     The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long lived assets, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, interest rate protection agreements, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates. We have evaluated subsequent events through July 30, 2009, the date immediately preceeding the date on which the financial statements were filed with the Securities and Exchange Commission.
Revenue Recognition
     The Company derives its revenue from solutions that include products and services, as well as sales of standalone services, hardware, components, consumables and software. Identity Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes fingerprinting enrollment services and government consulting, security and information technologies services. Customers, depending on their needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Current Report on Form 8-K filed on May 21, 2009. There have been no material changes to such policies, except as required in connection with the adoption of accounting standards in 2009, as described below.
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
The following weighted average assumptions were utilized in the valuation of stock options in 2009 and 2008 (excluding the Bioscrypt assumed stock options):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Expected common stock price volatility	58.4%	52.0%	57.8%	52.0%
Risk free interest rate	3.7%	4.1%	4.0%	4.2%
Expected life of options	6.3 Years	6.2 Years	6.3 Years	5.9 Years
Expected annual dividends	—	—	—	—

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
     The basic and diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period including 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock before their conversion into common stock. The impact of approximately 0.1 million common equivalent shares for the six month period ended June 30, 2009, and the impact of approximately 5.3 million and 5.4 million shares for the three and six month periods ended June 30, 2008, respectively, were not reflected in the net income (loss) per share as their effect would be anti-dilutive. There was no impact for the three month period ending June 30, 2009.
     The Company calculates the effect of the Convertible Notes for the three and six month periods ended June 30, 2009 and 2008, on diluted earnings per share utilizing the “if converted” method. For the three month periods ended June 30, 2009 and 2008, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
     In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns Companies, Inc. (“Bear Stearns”; subsequently acquired by JP Morgan Chase & Co.) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes.
Adoption of New Accounting Standards
     Effective January 1, 2009, the Company adopted the following accounting standards:
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which establishes standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, SFAS No. 141(R) requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the criteria of SFAS No. 146, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The Company adopted the provisions of SFAS No. 141(R) effective January 1, 2009. As a result of the adoption of SFAS 141(R), the Company expensed transaction costs of $0.3 million in the first half of 2009 and retroactively expensed previously deferred transaction costs of $0.1 million in prior periods. We expect that the adoption of SFAS 141(R) will likely have a continuing material impact in accounting for future acquisitions.
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
     Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Previously		Previously
	Reported	Revised	Reported	Revised
Acquisition related expenses and amortization of intangible assets	$829	$847	$1,655	$1,691
Total operating expenses	39,577	39,595	70,010	70,046
Operating income	8,049	8,031	8,970	8,934
Amortization of deferred financing, debt discount and other	(447)	(1,577)	(894)	(3,125)
Income before income taxes	5,624	4,476	2,276	9
Income tax provision	(2,442)	(2,012)	(979)	(129)
Net income (loss)	3,182	2,464	1,297	(120)
Basic income (loss) per share	$0.04	$0.03	$0.02	$(0.00)

Diluted income (loss) per share	$0.04	$0.03	$0.02	$(0.00)

     Statement of Cash Flows (in thousands):

	Six Months Ended
	June 30, 2008
	Previously
	Reported	Revised
Net income (loss)	$1,297	$(120)
Provision for non-cash income taxes	980	129
Amortization of deferred financing costs, debt discount and other	894	3,125
Other assets	(2,105)	(2,068)
Balance Sheet (in thousands):

	June 30, 2008
	Previously
	Reported	Revised
Other assets	$10,898	$9,949
Deferred tax asset	36,314	28,181
Total assets	1,502,935	1,493,852
Long-term debt	263,000	241,302
Total liabilities	375,707	354,009
Additional paid-in-capital	1,263,311	1,279,202
Accumulated deficit	(68,501)	(71,776)
Total shareholders’ equity	1,127,228	1,139,843
Total liabilities and shareholders’ equity	1,502,935	1,493,852
     As previously reported, the financial data included in these condensed financial statement has been revised to reflect the retroactive adoption of the accounting standards.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.
     In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies SFAS No. 141(R), “Business Combinations”, to address application issues related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations consummated after December 15, 2008. We expect that the adoption of FSP FAS 141(R)-1 will likely have a continuing material impact in accounting for future acquisitions.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.
Codification
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and The Hierarchy of General Accepted Accounting Principles — A replacement of FASB Statement No. 162. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect that the adoption of this standard will have a material impact on our financial statements.
3. ADDITIONAL FINANCIAL INFORMATION
Inventory (in thousands):

	June 30,	December 31,
	2009	2008
Purchased parts and materials	$22,176	$27,218
Work in progress	876	1,171
Finished goods	7,315	6,120

Total Inventory	$30,367	$34,509

     Approximately $3.2 million and $6.4 million of inventory were maintained at customer sites at June 30, 2009 and December 31, 2008, respectively.
Property and equipment (in thousands):

	June 30,	December 31,
	2009	2008
System assets	$88,459	$85,089
Computer and office equipment	8,013	7,046
Machinery and equipment	19,367	18,043
Construction in progress	31,288	20,261
Leasehold improvements	5,807	1,217
Other, including tooling and demo equipment	2,167	1,880

	155,101	133,536
Less, accumulated depreciation and amortization	62,970	52,268

Property and equipment, net	$92,131	$81,268

     Property and equipment includes approximately $4.0 million related to a suspended program. Full recovery is currently expected, however, this asset could become impaired if the program does not resume as we anticipate. For the three months ended June 30, 2009 and 2008, depreciation expense of property and equipment was $5.9 million and $2.5 million, respectively. For the six months ended June 30, 2009 and 2008, depreciation expense of property and equipment was $11.6 million and $5.0 million, respectively. For the three months and six months ended June 30, 2009, the Company capitalized interest of $0.4 million and $0.6 million, respectively. The following table presents depreciation and amortization expense excluding amortization of acquisition related intangible assets, included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of revenues	$5,657	$2,090	$11,204	$4,037
Sales and marketing	72	74	136	139
Research and development	98	194	207	375
General and administrative	890	757	1,731	1,511

	$6,717	$3,115	$13,278	$6,062

     Goodwill (in thousands):
     The following summarizes the activity in goodwill for the six months ended June 30, 2009:

	Identity
	Solutions	Services	Total
Balance, January 1, 2009	$629,127	$261,850	$890,977
Acquisition adjustment	2,384	65	2,449
Currency translation adjustment	(40)	328	288

Balance, June 30, 2009	$631,471	$262,243	$893,714

     Intangible Assets (in thousands):
     Intangible assets comprise the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$14,425	$(3,530)	$14,606	$(2,187)
Core technology	340	(45)	340	(11)
Trade names and trademarks	7,202	(1,864)	7,168	(1,463)
Customer contracts and relationships	104,063	(28,466)	103,852	(22,509)

	126,030	(33,905)	125,966	(26,170)
Other intangible assets	19,936	(6,454)	16,029	(7,543)

	$145,966	$(40,359)	$141,995	$(33,713)

     Amortization of acquisition related intangible assets were $2.3 million and $7.1 million for the three months ended June 30, 2009 and 2008, respectively. Other intangible asset amortization excluding acquisition related amortization was $0.8 million and $0.6 for the three months ended June 30, 2009 and 2008, respectively. Amortization of acquisition related intangible assets were $5.0 million and $13.8 million for the six months ended June 30, 2009 and 2008, respectively. Other intangible asset amortization excluding acquisition related amortization was $1.7 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Amortization of acquisition related intangible assets for the current and subsequent five years and thereafter is as follows: $4.6 million, $8.7 million, $7.9 million, $7.0 million, $6.5 million, $4.7 million and $52.7 million, respectively. The following summarizes amortization of acquisition related intangible assets included in the statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of revenues	$2,037	$6,277	$4,393	$12,178
General and administrative	309	829	614	1,655

	$2,346	$7,106	$5,007	$13,833

Financial Instruments
     The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and term loan is based on transaction prices. The fair value of the interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and our current credit worthiness. The recorded and fair value amounts are as follows for June 30, 2009 (in thousands):

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	June 30,	June 30,
	2009	2009
Accounts receivable	$117,915	$117,915
Accounts payable and accrued expenses, excluding interest rate protection agreement	(125,056)	(125,056)
Other current liabilities	(6,418)	(6,418)
Term loan	(285,006)	(288,028)
Convertible notes	(158,345)	(138,688)
Other debt	(1,636)	(1,636)
Derivatives:
Foreign currency forward contracts	143	143
Interest rate protection agreements	(1,236)	(1,236)
Derivatives
          The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest rate protection agreements related to risks associated with variable rate borrowings. The Company does not use derivatives for trading purposes and at June 30, 2009, has no derivatives that are designated as fair value hedges.
     Derivatives are recorded at their estimated fair values. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
     At June 30, 2009, the Company’s foreign currency forward contracts hedged forecasted transactions denominated in Canadian Dollars aggregating $1.5 million. At December 31, 2008 foreign currency forward contracts not designated as hedges were used to mitigate the Company’s exposure to liabilities denominated in Japanese Yen aggregating $3.5 million.

     The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands):
Derivatives designated as hedges:

		Fair Value at
	Balance Sheet	June 30,
	Caption	2009
Foreign currency forward contracts	Other Assets	143

Derivatives designated and effective as cash flow hedges:

		Gain (loss) reclassified from
		OCI to Income Statement
	At June 30, 2009	Three Months	Six Months
	Recognized	Ended	Ended
	in OCI	June 30, 2009	June 30, 2009
Interest rate protection agreement	$(1,245)	$(130)	$(222)
Foreign currency forward contracts	143	33	33

Derivatives not designated or not effective as hedges:

		Amounts of Gain Recognized
		in Income
		Three Months	Six Months
	Income Statement	Ended	Ended
	Caption	June 30, 2009	June 30, 2009
Interest rate protection agreements	Interest Expense	$537	$231

     The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expire in May 2011, pursuant to which the Company pays a fixed rate of 1.4% for both, and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

Products and Services Revenues:
     The following represents details of the products and services for revenues for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
U.S. Federal government services	$54,362	$52,360	$107,339	$102,575
Hardware and consumables	28,400	42,290	55,201	66,801
State and local government services	59,488	27,122	111,805	52,683
Software, licensing fees and other	17,204	16,905	28,060	26,118
Maintenance	8,599	6,275	15,837	12,770

Total revenues	$168,053	$144,952	$318,242	$260,947

Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income (loss)	$(1,249)	$2,464	$(5,035)	$(120)
Change in accumulated other comprehensive income	1,503	609	806	1,902

Comprehensive income (loss)	$254	$3,073	$(4,229)	$1,782

4. RELATED PARTY TRANSACTIONS
     Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.5% of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.
     On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). Pursuant to the definitive purchase agreement (the “LaPenta Agreement:”), L-1 issued 15,107 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock was convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19, subject to stockholder approval pursuant to the listed company rules of the New York Stock Exchange, Inc. Such stockholder approval was obtained at L-1’s annual meeting held on May 6, 2009, and the shares of Series A Preferred Stock held by Mr. LaPenta were converted into 1,145,337 shares of Common Stock on May 11, 2009. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta was entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009, was less than $13.19. This requirement was met on June 30, 2009 and on July 1, 2009, we issued 165,655 shares of Common Stock to Mr. LaPenta upon the conversion of 2,185 shares of Series A Preferred Stock issued to Mr. LaPenta. Accordingly, Mr. LaPenta was issued an aggregate of 1,310,992 shares of common stock upon conversion of shares of Series A Preferred Stock.
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty of 3.1% on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million.
     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction to purchase

AFIX at this point in time. The Company and AFIX are involved in an informal arrangement to market each other’s products and are negotiating to formalize the arrangements in a written agreement. Receivables from and sales to AFIX at June 30, 2009, were $0.1 million and $0.1 million, respectively.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three months and six months ended June 30, 2009 and 2008, the Company incurred costs of $0.2 million and $0.4 million and $0.2 million and $0.4 million, respectively, related to the sublease agreement.
     In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns, subsequently acquired by JP Morgan Chase & Co., pursuant to which Bear Stearns would provide financial advisory services related to the merger through August 2008. The spouse of Ms. Fordyce, Executive Vice President, Corporate Communications of the Company was an executive and senior investment banker at Bear Stearns involved with the engagement and has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns received $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.
     Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.6 million, $1.2 million for the three and six months ended June 30, 2008, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007, for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of 2 cents per share.
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
5. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
$175.0 million aggregate principal amount 3.75% Convertible Senior Notes maturing on May 15, 2027	$175,000	$175,000
Borrowings under term loan	288,750	296,250
Capital leases and other	1,636	936

	465,386	472,186

Less: Unamortized discount on convertible notes	16,655	19,223
Less: Unamortized original issue discount on term loan	3,744	4,472
Less: Current portion of long-term debt	27,104	19,256

	$417,883	$429,235

     On a pro forma basis after reflecting the impact of the amended agreement described below, the current portion of long-term debt is $16.7 million. Principal payments on long-term debt and financing arrangements for the subsequent five years are as follows: $6.8 million, $22.0 million, $34.4 million, $219.7 million, and $180.8 million. Payments on capital leases and other debt all due in the subsequent four years are as follows: $0.5 million, $0.7 million, $0.4 million and $0.1 million. These payments reflect the revised payment schedule under the term loans as described below.
Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of June 30, 2009, the Company has approximately $124.1 million available under its revolving credit facility, net of letters of credits of $10.9 million, subject to continuing compliance with the covenants contained in the agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement, effective as of July 8, 2009, pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loans and Tranche B-2 Term Loans. The Tranche B-1 Term Loans, with an aggregate principal amount of approximately $159.1 million, require annual principal payments (payable quarterly) of 5% of the related original principal amount through September 30, 2009, 10% of the original principal amount through September 30, 2010, and increasing thereafter over the duration of the Credit Agreement. The Tranche B-2 Term Loans, with an aggregate principal amount of approximately $129.6 million, require annual principal payments (also payable quarterly) of 1% of the related original principal amounts over the remaining term of the Credit Agreement. Pursuant to the amendment, the Tranche B-1 Term Loan lenders may elect to convert their loans to Tranche B-2 Term Loans, up to a maximum of $30.0 million through July 31, 2009.
     Under the terms of the amended senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 5.0% per annum or at prime (subject to a floor of 2%) plus 1.75% to 4.0% per annum. The interest rates applicable to the Tranche B-2 Term Loans will be increased by 0.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At June 30, 2009, the interest rate was 6.75%.
     L-1 is required to maintain the following financial covenants under the Credit Agreement:
•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement), of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) as of such date, shall not be less than 2.25:1.00; and at June 30, 2009, the ratio was 2.5:1.00.
•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement)

to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010, to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At June 30, 2009, the ratio was 3.0:1.00.
     The amendment provided that L-1’s compliance with these financial covenants will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of the measurement period, and after eliminating the effects of recently issued Statements of Financial Accounting Standards No. 141 and No. 159.
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
     The Company has entered into an interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expire in May 2011, pursuant to which the Company pays a fixed rate of 1.4% for both, and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.
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
     The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described in the following paragraph. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture.
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
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant, which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of June 30, 2009, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.
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
Pre-paid Forward Contract
     In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in the second quarter of 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. As required by SFAS No. 150, the fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of shareholders’ equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.
Issuance of Equity Securities

     On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”), L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc. In accordance with its terms, the Series A Preferred Stock was subsequently converted to 1,310,992 shares of common stock. See Note 4 for additional information.
7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
     The following table summarizes the stock option activity from January 1, 2009 through June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2009	7,221,655	$15.22
Granted	787,750	7.61
Exercised	(13,386)	3.24
Canceled/expired/forfeited	(472,692)	16.32

Outstanding at June 30, 2009	7,523,327	$14.38	6.64	$2,685,289

Vested or expected to vest at June 30, 2009	5,612,402	$14.38	6.64	$2,003,226

Exercisable at June 30, 2009	4,322,897	$14.44	5.43	$2,569,644

     The aggregate unearned compensation cost of unvested options outstanding as of June 30, 2009, was $19.7 million and will be amortized over a weighted average period of 2.3 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $0.0 million and $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
     During February 2009, the Company awarded 759,750 shares of restricted stock to officers and employees and had total outstanding restricted stock awards of 782,395 as of June 30, 2009. The restricted stock vests over four years and the weighted average grant date fair value was $7.60 at June 30, 2009. At June 30, 2009, approximately 584,000 shares are expected to vest. Unearned compensation related to restricted stock approximated $4.0 million at June 30, 2009.
     Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.
     Stock-based compensation expense was $5.6 million and $10.9 million and $3.5 million and $6.6 million for the three and six months ended June 30, 2009 and 2008, respectively, and includes compensation related to restricted stock, stock options, employee purchases under the stock purchase plan, and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of revenues	$2,201	$293	$4,050	$559
Sales and marketing	445	463	958	929
Research and development	492	407	967	870
General and administrative	2,460	2,339	4,923	4,205

	$5,598	$3,502	$10,898	$6,563

8. LITIGATION
Old Digimarc Litigation
     In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. On June 10, 2009, the Judge granted preliminary approval for the parties to proceed with settlement on the terms previously submitted to the Court. A hearing for final approval is scheduled to take place September 10, 2009. If at the hearing, the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.
     On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The plaintiff’s’ opening brief in the appeal is currently due on August 26, 2009, with the Company and the underwriters’ responses due on October 2, 2009. The plaintiff may file a reply brief on November 2, 2009, with the Company and the underwriters’ further responses due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
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
9. INCOME TAXES

     For the six months ended June 30, 2009 and 2008 the tax (provision) benefit was $2.2 million and ($0.1) million, respectively. The pre-tax loss was $7.3 million for the six months ended June 30, 2009. The Company reported pre-tax income of $9,000 for the six months ended June 30, 2008. The tax (provision) benefit is based on estimated annual effective tax rates applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%, and the remainder of entities included in the consolidated financial statements whose estimated annual effective tax rates were 40% and 43% for the six months ended June 30, 2009 and 2008, respectively. The reported tax (provision) benefit also reflects certain discrete items that are not included in the determination of the estimated annual effective tax rate.
10. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
     The Company operates in two reportable segments. The Identity Solutions reportable segment enables governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides fingerprinting services to government, civil, and commercial customers, as well as security consulting services to U.S. Government agencies. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Identity Solutions:
Revenues	$83,671	$73,784	$157,134	$121,845
Operating income	4,153	4,736	4,306	1,413
Depreciation and amortization expense	7,164	8,053	14,625	15,557
Services:
Revenues	84,382	71,168	161,108	139,102
Operating income	4,281	3,295	8,455	7,521
Depreciation and amortization expense	1,898	2,168	3,661	4,337
Consolidated:
Revenues	168,053	144,952	318,242	260,947
Operating income	8,434	8,031	12,761	8,934
Depreciation and amortization expense	9,062	10,221	18,286	19,894

Total assets and goodwill by segment:

	As of
	June 30, 2009
	Total Assets	Goodwill
Identity Solutions	$878,720	$631,471
Services	374,967	262,243
Corporate	67,225	—

	$1,320,912	$893,714

     Corporate assets consist mainly of cash and cash equivalents, deferred financing costs and deferred tax assets.
     Revenues by market are as follows for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
State and local	$61,507	$34,173	$118,831	$64,927
Federal	100,612	103,484	189,030	185,420
Commercial	5,934	7,295	10,381	10,600

	$168,053	$144,952	$318,242	$260,947

     The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
United States	$155,730	$132,243	$289,931	$240,196
Rest of the World	12,323	12,709	28,311	20,751

	$168,053	$144,952	$318,242	$260,947

     For the three and six months ended June 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 60% and 59% of consolidated revenues. For the three and six months ended June 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% of consolidated revenues for both periods. Accounts receivable from U.S. Government agencies amounted to $62.0 million and $53.7 million at June 30, 2009 and 2008, respectively.
11. ACQUISITION OF OLD DIGIMARC
     In August  2008, L-1 completed the acquisition of Old Digimarc, which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $310.0 million in cash, plus direct acquisition costs of approximately $5.5 million. L-1’s acquisition of common stock (the “Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79% of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1. Prior to the Merger Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.
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

Cash acquired	$50
Other current assets	21,297
Property, plant and equipment	52,491
Other assets	695
Current liabilities	(21,204)
Deferred revenue	(6,544)
Other non-current liabilities	(624)
Intangible assets	38,606
Goodwill	230,759

$315,526

     The purchase price allocation of Old Digimarc is preliminary. The final allocation will be based on analyses of identifiable intangible assets, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to compare the analyses of fair value of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations are not expected to have a material impact on the consolidated results of operations. None of the goodwill or the assigned value to intangible assets is deductible for income tax purposes.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in our Current Report on Form 8-K filed on May 21, 2009 and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.
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
     Our revenues increased to $168.1 million and $318.2 million for the three and six months ended June 30, 2009, from $145.0 million and $260.9 million for the three and six months ended June 30, 2008. Our net loss for the three and six months ended June 30, 2009, was $1.2 million and $5.0 million compared to a net income of $2.5 million and net loss of $0.1 million for the three and six months ended June 30, 2008, respectively, of which $0.1 million and $0.5 million, respectively, related to costs incurred in connection with potential acquisitions.
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
     The acquisitions have resulted in the consolidation of certain marketing resources, corporate functions of the separate entities and are expected to have a continuing material effect on our operations resulting from, but not limited to:
•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the acquired businesses.

•	Rationalization of technology costs and research and development activities.

•	Realignment of the businesses to complement each business’ unique capabilities and rationalizing costs; and

•	Leveraging the Company’s infrastructure to achieve higher revenues and profitability.
Adoption of New Accounting Standards
     Reference is made to the new accounting standards adopted by the Company effective January 1, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q. All financial information presented in this Form 10-Q reflects the required retroactive application of FSP No. APB 14-1 and SFAS 141(R), including financial data related to the three and six months ended June 30, 2008.
Reportable Segments and Geographic Information
     We operate in two reportable segments, the Identity Solutions segment and the Services segment. We measure segment performance based on revenues, operating income (loss), Adjusted EBITDA and free cash flow. Operating results by segment, including allocation of corporate expenses, for the three and six months ended June 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Identity Solutions:
Revenues	$83,671	$73,784	$157,134	$121,845
Operating income	4,153	4,736	4,306	1,413
Depreciation and amortization expense	7,164	8,053	14,625	15,557
Services:
Revenues	84,382	71,168	161,108	139,102
Operating income	4,281	3,295	8,455	7,521
Depreciation and amortization expense	1,898	2,168	3,661	4,337
Consolidated:
Revenues	168,053	144,952	318,242	260,947
Operating income	8,434	8,031	12,761	8,934
Depreciation and amortization expense	9,062	10,221	18,286	19,894
     Revenues by market for the three and six months ended June 30, 2009 and June 30, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
State and local	$61,507	$34,173	$118,831	$64,927
Federal	100,612	103,484	189,030	185,420
Commercial	5,934	7,295	10,381	10,600

	$168,053	$144,952	$318,242	$260,947

     Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
United States	$155,730	$132,243	$289,931	$240,196
Rest of the World	12,323	12,709	28,311	20,751

	$168,053	$144,952	$318,242	$260,947

     For the three and six months ended June 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 60% and 59% of consolidated revenues, respectively. For the three and six month periods ended June 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% of consolidated revenues for both periods.
RESULTS OF OPERATIONS
Consolidated Results of Operations
     The comparative results of operations for 2009 and 2008 have been affected by the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”). The results of operations of the Acquisitions have been reflected in the financial statements as of the respective dates of acquisition. Accordingly, the Acquisitions are included in the three and six months ended June 30, 2009 for the full period and with respect to the three and six months ended June 30, 2008, includes three months and four months of the results of operations of Bioscrypt, respectively, and does not include Old Digimarc.
     Revenues (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues	$168,053	$144,952	$318,242	$260,947

     Revenues increased to approximately $168.1 million for the three months ended June 30, 2009 compared to approximately $145.0 million for the three months ended June 30, 2008 or $23.1 million. Revenues increased to approximately $318.2 million for the six months ended June 30, 2009 compared to approximately $260.9 million for the six months ended June 30, 2008 or $57.3 million. Substantially all of the increase in both the three and six month periods ended June 30, 2009 is attributable to the Digimarc acquisition consummated in August 2008. In addition, during both periods there were increases related to higher volumes in our government security services and background screening services included in our Services segment, offset by the impact of revenues from U.S. Passport and Passport Card consumables and printer orders placed in 2008 in anticipation of future requirements, along with significant license revenues in the prior year periods.
     Products and services revenues:
     The following represents details of the products and services for revenues for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
U.S. Federal government services	$54,362	$52,360	$107,339	$102,575
Hardware and consumables	28,400	42,290	55,201	66,801
State and local government services	59,488	27,122	111,805	52,683
Software, licensing fees and other	17,204	16,905	28,060	26,118
Maintenance	8,599	6,275	15,837	12,770

Total revenues	$168,053	$144,952	$318,242	$260,947

     Cost of revenues and gross margin (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of revenues, excluding items noted below	$109,377	$88,666	$206,224	$165,193
Stock- based compensation	2,201	293	4,050	559
Depreciation expense	5,657	2,090	11,204	4,037
Amortization of acquired intangible assets	2,037	6,277	4,393	12,178

Total cost of revenues	$119,272	$97,326	$225,871	$181,967

Gross profit	$48,781	$47,626	$92,371	$78,980

Gross margin	29%	33%	29%	30%

     Cost of revenues increased by $21.9 million and $44.0 million for the three and six months ended June 30, 2009 compared to the corresponding periods in the prior year. The increase is primarily attributable to the Digimarc acquisition consummated in August 2008, as well as the impact of a higher percentage of revenues realized in 2009 from government services and enrollment services product lines, offset by the effect of licensing revenue from the biometrics business and the U.S. Passport and Passport Card consumables and printer orders in 2008 as noted above. Consolidated gross margins were 29% for both the three and six month periods ended June 30, 2009 compared to 33% and 30% in the prior year and reflects the changes in revenue mix described above, as well as the impact of lower amortization of intangible assets in 2009 discussed below.
     Included in the cost of revenues for three and six months ended June 30, of 2009 was $2.0 million and $4.4 million of amortization of acquired intangible assets, respectively, which decreased by approximately $4.3 million and $7.8 million, respectively, for the three and six months from the prior year periods, reflecting lower amortization resulting from intangible asset impairments recorded in 2008, offset by additional amortization related to acquisitions. Amortization of acquired intangible assets reduced gross margins by 1% and 4% for the three months ended June 30, 2009 and 2008, respectively, and by 1% and 5% for the six month periods ended June 30, 2009 and 2008, respectively.
     Sales and marketing expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Sales and marketing expenses	$9,719	$8,999	$19,610	$16,484

As a percentage of revenues	6%	6%	6%	6%

     Sales and marketing expenses increased by approximately $0.7 million and $3.1 million for the three and six months ended June 30, 2009 from the prior year periods. The increases reflect the impact of the Acquisitions, and our continued investment in increasing sales and international marketing resources, offset by cost reductions from synergies and rationalization in certain of our businesses. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
     Research and development expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Research and development expenses	$5,664	$6,509	$11,565	$11,842

As a percentage of revenues	3%	4%	4%	5%

     Research and development expenses decreased by approximately $0.8 million and by $0.3 million for the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. We continued to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. The decreases reflect higher utilization of our research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and investments in other projects, offset in part by the impact of the Acquisitions. Gross research and development expenditures aggregated $11.2 million and $22.8 million for the three and six months ended June 30, 2009, respectively, compared to $9.4 million and $18.3 million for the comparable periods in the prior year, respectively. Virtually all of our research and development costs are attributable to our Identity Solutions segment. As a percentage of Identity Solutions revenues, gross research and development costs were 15% for both the six months ended June 30,

2009 and 2008, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.
     General and administrative expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
General and administrative expenses	$24,509	$23,240	$47,342	$40,029

As a percentage of revenues	15%	16%	15%	15%

     General and administrative expenses increased by approximately $1.3 million and $7.3 million for the three and six months ended June 30, 2009 from the prior year periods, respectively, as the Company continues to realize operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 15% for both the three and six months ended June 30, 2009, and 16% and 15% for the corresponding periods in 2008 and reflect the impact of increases resulting from the Acquisitions, improved operating leverage, including cost savings from work force reductions. In addition, the three and six month periods ended June 30, 2009 includes a provision of $1.2 million related to the Registered Traveler contract. General and administrative expenses consisted primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.
     Acquisition related expenses and amortization of intangible assets (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Acquisition related expenses and amortization of intangible assets	$455	$847	$1,093	$1,691

     Acquisition related expenses and amortization of intangible assets decreased for the three and six months ended June 30, 2009 from the comparable periods in the prior year due to impairments recorded in 2008, offset by amortization related to the Acquisitions.
     Interest income and (expense) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Interest income	$58	$63	$103	$134
Interest expense:
Contractual interest	(6,832)	(2,814)	(14,229)	(5,699)
Amortization of deferred financing costs, debt discounts and other	(2,555)	(1,577)	(5,808)	(3,125)

Net interest expense	$(9,329)	$(4,328)	$(19,934)	$(8,690)

     For the three and six months ended June 30, 2009, net interest expense increased by approximately $5.0 million and $11.2 million, respectively, as a results of increased borrowings from the issuance of senior notes in August 2008, incurred primarily to fund the Acquisitions, as well as higher interest rates under our amended and restated credit facility.
     Other income (expense), net (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Other income (expense), net	$(178)	$773	$(107)	$(235)

     Other income (expense), net, includes realized and unrealized gains and losses on foreign currency transactions. The increases and decreases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.

     Income taxes (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Income taxes benefit (provision)	$(176)	$(2,012)	$2,245	$(129)

     For the six months ended June 30, 2009 and 2008 the tax (provision) benefit was $2.2 million and ($0.1) million, respectively. The pre-tax loss was $7.3 million for the six months ended June 30, 2009. The Company reported pre-tax income of $9,000 for the six months ended June 30, 2008. The tax (provision) benefit is based on estimated annual effective tax rates applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%, and the remainder of entities included in the consolidated financial statements whose estimated annual effective tax rates were 40% and 43% for the six months ended June 30, 2009 and 2008, respectively. The reported tax (provision) benefit also reflects certain discrete items that are not included in the determination of the estimated annual effective tax rate.
     Comprehensive income (loss) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net (loss) income	$(1,249)	$2,464	$(5,035)	$(120)
Changes in accumulated comprehensive income	1,503	609	806	1,902

Comprehensive (loss) income	$254	$3,073	$(4,229)	$1,782

     The change in comprehensive income (loss) results from the increase in the net loss for the three and six months ended June 30, 2009, to $1.2 million and $5.0 million, respectively compared to a net income of $2.5 million income and a net loss of $0.1 million in the prior year periods, changes in the fair value and amortization of derivatives accounted for as hedges of $0.3 million in 2009, and translation gains of $0.5 million in 2009 and losses of $1.0 million in 2008, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.
LIQUIDITY AND CAPITAL RESOURCES
     Capital Requirements
          Our most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Identity Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that with the acquisition of Old Digimarc, our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. During the six months ended June 30, 2009, our capital expenditures increased to $22.3 million compared to $7.7 million in 2008 and are expected to increase again during the remainder of 2009 as we are required to fund capital expenditures of Old Digimarc for the full year. We expect to fund our capital requirements primarily with operating cash flows.
  Liquidity
     As of June 30, 2009, we had $8.5 million of positive working capital including deferred income taxes of $10.9 million, $16.9 million in cash and cash equivalents and current maturities of long term debt of $27.1 million. On a pro forma basis, working capital after the reduction in principal payments provided by our credit agreement amendment described below was $18.9 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we had available $124.1 million at June 30, 2009. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, it is likely that we will require additional debt or equity financing to execute our acquisition strategy and in that connection, we evaluate financing needs on a regular basis and consider other financing options based on market conditions and other factors. There can be no assurance that additional debt or equity financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

     Credit Agreement
     On August 5, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement, effective as of July 8, 2009, pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loans and Tranche B-2 Term Loans. The Tranche B-1 Term Loans, with an aggregate principal amount of approximately $159.1 million, require annual principal payments (payable quarterly) of 5% of the related original principal amount through September 30, 2009, 10% of the original principal amount through September 30, 2010, and increasing thereafter over the duration of the Credit Agreement. The Tranche B-2 Term Loans, which an aggregate principal amount of approximately $129.6 million, require annual principal payments (also payable quarterly) of 1% of the related original principal amounts over the remaining term of the Credit Agreement. Pursuant to the amendment, the Tranche B-1 Term Loan lenders may elect to convert their loans to Tranche B-2 Term Loans, up to a maximum of $30.0 million through July 31, 2009.
     Under the terms of the amended senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 5.0% per annum or at prime (subject to a floor of 2%) plus 1.75% to 4.0% per annum. The interest rates applicable to the Tranche B-2 Term Loans will be increased by 0.5% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by
L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At June 30, 2009, the interest rate was 6.75%.
     In addition, we are required to maintain the following financial covenants under the Credit Agreement:
•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at June 30, 2009, the ratio was 2.5:1:00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At June 30, 2009, the ratio was 3.0:1.00.
     The amendment provided that L-1’s compliance with these financial covenants will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of the measurement period, and after eliminating the effects of recently issued Statements of Financial Accounting Standards No. 141 and No. 159.
     As of June 30, 2009, the Company has approximately $124.1 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
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
     The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loans. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, which expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, pursuant to which the Company pays a fixed rate of 1.4% for both and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.
Convertible Senior Notes
     On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. In connection with the issuance of the Convertible Notes, we entered into an agreement with Bear Stearns (subsequently acquired by JP Morgan Chase) to purchase approximately 3.5 million shares of our common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, we settled our obligation at closing for a cash payment.
     The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described in the following paragraph. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. As an example, if the volume-weighted price per share (VWAP) of the Company stock were to increase to $40.00 per share, the additional shares issuable upon conversion would be 2.8, and the shares issuable per $1,000 principal amount of the Notes would be 34.05.
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

Equity Securities
     On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”). L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the ‘Series A Preferred Stock’) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc. In accordance with its terms, the Series A Preferred Stock was subsequently converted into 1,310,992 shares of common stock. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for additional information.

	Six Months Ended
	June 30,	June 30,
	2009	2008
Consolidated Cash Flows (in thousands):
Net cash provided by (used in):
Operating activities	$30,525	$15,633
Investing activities	(27,008)	(15,421)
Financing activities	(7,026)	(351)
Effect of exchange rates on cash and cash equivalents	(9)	288

Net increase (decrease) in cash and cash equivalents	$(3,518)	$149

     Cash flows from operating activities increased by approximately $14.9 million for the six months ended June 30, 2009 as compared to the corresponding period of the prior year. Net loss for the six months ending June 30, 2009 was $5.0 million and includes non-cash charges of $18.3 million for depreciation and amortization, $10.9 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $5.8 million for amortization of deferred financing costs, debt discount and other, and $2.4 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had a positive impact of $3.0 million for the six months ended June 30, 2009 and an adverse impact of $14.1 million in the corresponding period in the prior year.
     Cash used for acquisitions in 2009, consisting principally of payments of acquisition related costs, totaled $1.1 million for the six months ended June 30, 2009, compared to $4.0 million for the six months ended June 30, 2008. Capital expenditures and additions to intangible assets were approximately $25.8 million and $11.4 million for the six months ended June 30, 2009 and 2008, respectively, and are primarily related to our drivers’ licenses product line.
     Net cash used in financing activities in 2009 was $7.0 million compared to $0.4 million in 2008. We repaid $7.5 million for the term loan in the first half of 2009 and had net borrowings of $4.0 million under our revolving credit facility in 2008. Also, in 2008, we repurchased 362,000 shares of our common stock for $6.2 million.
Working Capital
     Accounts receivable increased by approximately $12.3 million as of June 30, 2009, from December 31, 2008, primarily due to increased revenues in the first half of 2009, offset in part by improved collections. Days sales outstanding at June 30, 2009 was 64 days compared to 65 days at December 31, 2008.
     Inventory decreased by $4.1 million as of June 30, 2009, compared to December 31, 2008, primarily as a result of planned reductions in our biometrics and credentialing businesses. Inventory reflects the levels required to meet expected deliveries of our credentialing and biometric solutions.
     Accounts payable, accrued expenses and other current liabilities increased by $12.0 million as of June 30, 2009, compared to December 31, 2008, reflecting increases resulting from improved cash management practices, higher business activity, offset by lower accruals for employee compensation and benefits as a result of the annual settlement of certain accruals in the first quarter.
     Total deferred revenue decreased by $8.2 million as of June 30, 2009, compared to December 31, 2008, primarily as a result of recognizing revenue on transactions that met the revenue recognition criteria during the second quarter.
CONTRACTUAL OBLIGATIONS
     The following table sets forth our contractual obligations as of June 30, 2009 (in thousands):

	Total	2009	2010-2011	2012-2013	After-2013
Operating lease obligations	$30,882	$5,009	$13,159	$8,077	$4,637
Debt and capital lease obligations	$535,977	$17,453	$100,971	$417,553	—
     Included in debt is $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and a $300.0 million term loan that has a term of five years and bears interest at 6.75% at June 30, 2009. The amount shown for debt includes interest assuming the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loan prior to the redemption of the Convertible Notes and reflects the reduced principal repayment schedule provided by our July 2009 credit agreement amendment.
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
     In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction to purchase AFIX at this point in time.
CONTINGENT OBLIGATIONS
     Our principal contingent obligations consist of cash payments that may be required upon achievement of acquired businesses’ performance incentives. Such obligations include contingent earn out payments in connection with our SpecTal acquisition. The maximum potential consideration aggregates to $1.8 million.
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
     Reference is made to our Annual Report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except as discussed in the Notes to the Financial Statements included in this quarterly report on Form 10-Q and our Current Report on Form 8-K filed on May 21, 2009, related to the adoption of FAS 141(R), and FSP APB 14-1.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     We are exposed to interest rate risk related to borrowings under our Credit Agreement. At June 30, 2009, borrowings outstanding under the Credit Agreement aggregated $288.8 million and bears interest at variable rates. At June 30, 2009, the market value of the term loan was approximately $288.0 million and the carrying amount was $285.0 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0% with respect to $62.5 million notional amount and pays a fixed interest rate. In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expires in May 2011, pursuant to which the Company pays a fixed rate of 1.4% for both, and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.
     Our Convertible Notes bear interest at a fixed rate and mature in May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:
•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After June 30, 2009, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.
     The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of our common stock. At June 30, 2009, the estimated market value of the Convertible Notes was approximately $138.7 million and the carrying amount was $158.3 million.
     For additional information regarding debt instruments see Notes 3 and 5 to our consolidated financial statements.
Foreign Currency Exposures
     The transactions of our international operations, primarily our German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At June 30, 2009, financial assets and liabilities denominated in Euros aggregated $1.4 million and $1.2 million, respectively, and at June 30, 2008, aggregated $1.5 million and $1.0 million, respectively. At June 30, 2009, financial assets and liabilities denominated in Canadian Dollars aggregated $2.8 million and $2.3 million, respectively, and at June 30, 2008, aggregated $2.5 million and $2.1 million, respectively. At June 30, 2009, financial assets and liabilities denominated in Mexican Pesos were $1.0 million and $0.3 million, respectively.
     Hardware and consumable purchases related to certain contracts are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are denominated in U.S dollars. At June 30, 2009, there were no Japanese Yen denominated liabilities. We use foreign currency forward contracts as economic hedges to limit our exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to the corresponding recorded liabilities. As of June 30, 2009, the Company did not have foreign currency forward contracts for liabilities denominated in Yen. None of the contracts were terminated prior to settlement. In March 2009, we entered into a forward currency contract to hedge forecasted costs of $1.8 million denominated in Canadian Dollars. The unrealized gain related to the contracts was $0.1 million as of June 30, 2009. We also have entered into a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for an aggregate contract value of approximately $20.0 million. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
     Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of June 30, 2009, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $0.3 million.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls over Financial Reporting
     In the normal course we review and change our internal controls to reflect changes in our business, including acquisition related improvements. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
     The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) and 15d-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II — OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS
Old Digimarc Litigation
     In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.
     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. On June 10, 2009, the Judge granted preliminary approval for the parties to proceed with settlement on the terms previously submitted to the Court. A hearing for final approval is scheduled to take place September 10, 2009. If at that hearing the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.
     On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The plaintiff’s’ opening brief in the appeal is currently due on August 26, 2009, with the Company and the underwriters’ responses due on October 2, 2009. The plaintiff may file a reply brief on November 2, 2009, with the Company and the underwriters’ further responses due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.
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
     At June 30, 2009, we had assets consisting of goodwill, intangible assets and property and equipment of $893.7 million, $105.6 million and $92.1 million, respectively and in 2008, we recorded impairment charges aggregating $528.6 million for impairments of goodwill and long-lived assets, primarily related to our biometric businesses. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments.
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
     Between June 1, 2009 through July 30, 2009 our stock price has averaged $8.04 per share compared to $6.24 per share for the 60 days prior to December 31, 2008. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long-lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long-lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.
We have a history of operating losses.

     We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which in 2006, 2007 and 2008, include significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At June 30, 2009, we had an accumulated deficit of approximately $628.3 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.
We may be unable to obtain additional capital required to finance our growth and our acquisition strategy may be adversely affected by the current volatile market conditions.
     Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. Our need to fund such expenditures has increased following our acquisition of Old Digimarc. During the six months ended June 30, 2009, our expenditures increased to $22.3 million, as compared to $7.7 million in the first half of 2008 and are expected to increase in the second half of the year. At June 30, 2009, we had cash and cash equivalents of $16.9 million and availability under our line of credit of $124.1 million, subject to continuing compliance with covenants contained in the agreement. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our ability to execute on our acquisition strategy may be adversely affected by the current volatile market conditions, which may continue over a prolonged period. We may be unsuccessful in raising additional financing to fund growth or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.
Our government contracts are subject to continued appropriations by Congress and availability of funding for state and local programs. Reduced or delayed funding could result in terminated or delayed contracts and adversely affect our ability to meet our sales and earnings goals.
     For the three and six months ended June 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 60% and 59%, respectively, of our consolidated revenues. For the three and six months ended June 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 71% for both periods, of our consolidated revenues. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions.
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
     For the three and six months ended June 30, 2009, we derived approximately 7% and 9%, respectively, of our total revenues, from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.
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
     We expect that we will have increased exposure to foreign currency fluctuations. As of June 30, 2009, our accumulated other comprehensive loss includes foreign currency translation gains of approximately $0.3 million. In addition, we have significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen, Canadian Dollar, and the Euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3	— DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4	— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) Our annual meeting of stockholders was held on May 6, 2009.
     (b) At the annual meeting, B.G. Beck, James M. Loy and Peter Nessen were elected as Class I Directors for a three year term expiring at our annual meeting in 2012. The following directors were not subject to election at the annual meeting and have terms of office which continued after the annual meeting: Robert V. LaPenta, Robert S. Gelbard and Harriet Mouchly-Weiss (Class II Directors) and Milton E. Cooper, Malcolm J. Gudis, John E. Lawler and B. Boykin Rose (Class III Directors).
     (c) The matters voted upon at the annual meeting and the votes cast with respect to such matters are as follows:
     Proposals

				Broker Non-
	For	Against	Abstain	Votes
Ratification of the selection of Deloitte & Touche LLP to serve as our Independent Registered Public Accounting firm for 2009.	712,756,281	219,045	150,425	n/a

Proposal to permit the conversion of our Series A Convertible Preferred Stock held by Robert V. LaPenta, our Chairman, President and Chief Executive Officer, into shares of our common stock at a conversion price of $13.19 per share, subject to specified adjustments.	44,930,009	2,511,136	163,970	24,520,636
     Election of Directors

Director	Votes Received	Votes Withheld
B.G. Beck	70,251,032	1,874,719
James M. Loy	70,308,281	1,817,470
Peter Nessen	69,985,306	2,140,445

ITEM 5	— OTHER INFORMATION

     None.

ITEM 6	— EXHIBITS
The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	By:	/s/ ROBERT V. LAPENTA Robert V. LaPenta
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2009	By:	/s/ JAMES A. DEPALMA James A. DePalma
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 8, 2009, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., each of the other Guarantors, each Lender party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by L-1 Identity Solutions, Inc. on July 14, 2009).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference.