Form 10-Q
period 2009-09-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2009-10-30
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009.
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
(203) 504-1100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 29, 2009
Common stock, $.001 par value	91,267,175

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,051	$20,449
Accounts receivable, net	127,679	105,606
Inventory	30,156	34,509
Deferred tax asset, net	12,425	11,101
Other current assets	6,929	9,628

Total current assets	188,240	181,293
Property and equipment, net	102,968	81,268
Goodwill	889,801	890,977
Intangible assets, net	104,490	108,282
Deferred tax asset, net	25,206	23,609
Other assets, net	17,430	24,392

Total assets	$1,328,135	$1,309,821

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$125,460	$118,109
Current portion of deferred revenue	17,989	16,998
Current maturity of long term debt	18,228	19,256
Other current liabilities	6,571	2,559

Total current liabilities	168,248	156,922
Deferred revenue, net of current portion	4,611	13,323
Long-term debt	425,839	429,235
Other long-term liabilities	4,529	1,861

Total liabilities	603,227	601,341

Shareholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 91,467,475 and 86,615,589 shares issued at September 30, 2009 and December 31, 2008, respectively	91	87
Series A convertible preferred stock, $0.001 par value, 15,107 shares issued and outstanding at December 31, 2008	—	15,107
Additional paid-in capital	1,427,183	1,393,763
Accumulated deficit	(626,909)	(623,251)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 366,815 shares of common stock	(6,161)	(6,161)
Accumulated other comprehensive income (loss)	512	(1,257)

Total shareholders’ equity	724,908	708,480

Total liabilities and shareholders’ equity	$1,328,135	$1,309,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$172,533	$154,464	$490,774	$415,412

Cost of revenues:
Cost of revenues	115,508	101,298	336,983	271,088
Amortization of acquired intangible assets	2,032	5,892	6,425	18,070

Total cost of revenues	117,540	107,190	343,408	289,158

Gross profit	54,993	47,274	147,366	126,254

Operating expenses:
Sales and marketing	10,613	10,433	30,222	26,917
Research and development	6,114	6,696	17,679	18,539
General and administrative	23,907	22,964	71,248	62,992
Acquisitions related expenses and amortization of intangible assets	335	833	1,429	2,524

Total operating expenses	40,969	40,926	120,578	110,972

Operating income	14,024	6,348	26,788	15,282
Interest income	14	71	117	206
Interest expense:
Contractual interest	(7,136)	(6,084)	(21,365)	(11,784)
Amortization of deferred financing costs, debt discount and other	(4,546)	(2,826)	(10,354)	(5,951)
Other expense, net	(167)	(294)	(272)	(529)

Income (loss) before income taxes	2,189	(2,785)	(5,086)	(2,776)
Benefit (provision) for income taxes	(817)	872	1,428	743

Net income (loss)	$1,372	$(1,913)	$(3,658)	$(2,033)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.04)	$(0.03)

Diluted	$0.02	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic	85,901	79,969	85,301	75,397

Diluted	86,007	79,969	85,301	75,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract		Accumulated
		Convertible	Additional		To Purchase		Other
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income	Total
Balance, January 1, 2008	$76	$—	$1,233,731	$(71,657)	$(69,808)	$—	$6,407	$1,098,749
Exercise of employee stock options	—	—	2,860	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	3,314
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	125
Deferred tax charge of stock options exercised	—	—	(331)	—	—	—	—	(331)
Retirement plan contributions settled in common stock	—	—	1,294	—	—	—	—	1,294
Warrants issued & exercised	—	—	1,481	—	—	—	—	1,481
Repurchase of common stock	—	—	—	—	—	(6,161)	—	(6,161)
Stock-based compensation expense	—	—	10,283	—	—	—	—	10,283
Foreign currency translation loss	—	—	—	—	—	—	(6,582)	(6,582)
Unrealized loss of financial instruments, net of tax	—	—	—	—	—	—	(1,082)	(1,082)
Net loss	—	—	—	(551,594)	—	—	—	(551,594)

Balance, December 31, 2008	87	15,107	1,393,763	(623,251)	(69,808)	(6,161)	(1,257)	708,480
Exercise of employee stock options	—	—	51	—	—	—	—	51
Common stock issued for directors’ fees	—	—	208	—	—	—	—	208
Common stock issued under employee stock purchase plan	—	—	2,486	—	—	—	—	2,486
Retirement plan contributions settled in common stock	3	—	7,580	—	—	—	—	7,583
Stock-based compensation expense	—	—	8,182	—	—	—	—	8,182
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,216	1,216
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	553	553
Other	—	—	(193)	—	—	—	—	(193)
Net loss	—	—	—	(3,658)	—	—	—	(3,658)

Balance, September 30, 2009	$91	$—	$1,427,183	$(626,909)	$(69,808)	$(6,161)	$512	$724,908

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flow from Operating Activities:
Net loss	$(3,658)	$(2,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,411	34,372
Stock-based compensation costs	16,225	10,146
Benefit for non-cash income taxes	(1,428)	(779)
Amortization of deferred financing costs, debt discount and other	10,354	5,951
Other	—	162
Change in operating assets and liabilities, net of effects of acquisitions and related costs:
Accounts receivable	(21,571)	(7,341)
Inventory	4,137	(7,145)
Other assets	6,435	(7,479)
Accounts payable, accrued expenses and other liabilities	17,614	12,394
Deferred revenue	(7,773)	1,343

Net cash provided by operating activities	47,746	39,591

Cash Flow from Investing Activities:
Acquisitions and related costs, net of cash acquired	(3,228)	(318,110)
Capital expenditures	(38,423)	(12,871)
Additions to intangible assets	(6,151)	(6,085)
Increase in restricted cash	(67)	(21)

Net cash used in investing activities	(47,869)	(337,087)

Cash Flow from Financing Activities:
Net repayments under revolving credit agreement	—	(84,000)
Debt and equity issuance costs	(822)	(13,899)
(Repayments) borrowings under term loan	(9,843)	295,000
Principal payments of other debt	(631)	(927)
Repurchase of common stock	—	(6,161)
Proceeds from issuance of common stock to investors, net of issuance costs	—	103,865
Proceeds from issuance of preferred stock to investor	—	15,107
Proceeds from issuance of common stock to employees	1,770	2,121
Proceeds from exercise of stock options by employees	51	2,846

Net cash (used in) provided by financing activities	(9,475)	313,952

Effect of exchange rate changes on cash and cash equivalents	200	60

Net (decrease) increase in cash and cash equivalents	(9,398)	16,516
Cash and cash equivalents, beginning of period	20,449	8,203

Cash and cash equivalents, end of period	$11,051	$24,719

Supplemental Cash Flow Information:
Cash paid for interest	$19,657	$6,318
Cash paid for income taxes	$1,015	$1,117
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$—	$36,570
Warrants issued for patent	$—	$1,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. DESCRIPTION OF BUSINESS
Operations
     L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide solutions and services that protect and secure personal identities and assets and allow international governments, federal and state agencies, law enforcement and commercial businesses to better guard the public against global terrorism, crime and identity theft fostered by fraudulent identity.
     The Company operates in two reportable segments: Solutions and Services. The Solutions segment includes Secure Credentialing and Biometrics. Secure Credentialing solutions span the entire secure credential lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of legitimate government-issued proof of identity credentials. Biometric Solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometrics solutions also encompass access control readers that enable businesses and governments to better secure buildings and restricted areas from unauthorized entry. The Services segment includes Enrollment Services and Government Consulting Services. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. Government Consulting Services encompass the most important areas of national security and intelligence in the U.S. today including information technology, engineering and analytics, and intelligence.
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
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Deferred financing costs	$2,727	$3,454
Investment in L-1 Operating	891,604	868,925
	$894,331	$872,379

Liabilities and shareholders’ equity:
Accrued interest	$2,466	$825
Deferred tax liability	7,297	7,297
Convertible debt	159,660	155,777

	169,423	163,899
Shareholders’ equity	724,908	708,480

	$894,331	$872,379

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long lived assets, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, interest rate protection agreements, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates. We have evaluated subsequent events through October 29, 2009, the date immediately preceding the date on which the financial statements were filed with the Securities and Exchange Commission.
Revenue Recognition
     The Company derives its revenue from solutions that include products and services, as well as sales of standalone services, hardware, components, consumables and software. Solutions revenue includes revenues from maintenance, consulting and training services related to sales of hardware and software solutions. Services revenue includes enrollment services and government consulting, security and information technology services. Customers, depending on their needs, may order hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Current Report on Form 8-K filed on May 21, 2009. There have been no material changes to such policies, except as required in connection with the adoption of accounting standards in 2009, as described below.
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
The following weighted average assumptions were utilized in the valuation of stock options in 2009 and 2008 (excluding the Bioscrypt assumed stock options):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Expected common stock price volatility	60.6%	51.0%	59.3%	52.0%
Risk free interest rate	3.9%	4.1%	3.9%	4.1%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.0 Years
Expected annual dividends	—	—	—	—

     The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected lives of stock options are calculated pursuant to the relevant guidance issued by the Securities and Exchange Commission staff. The Company estimated forfeitures are based on historical rates. The risk free interest rate is based on the applicable treasury security whose term approximates the expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are determined to be necessary.
Computation of Net Income (Loss) per Share
     Earnings basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of diluted common and common equivalent shares outstanding during the period.
     The basic and diluted net income (loss) per share calculation is computed based on the weighted average number of shares of common stock outstanding during the period including 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock before its conversion into common stock that was subsequently issued in July 2009. The impact of approximately of 8.3 million and 7.9 million common equivalent shares for three and nine month periods ended September 30, 2009, respectively, and the impact of approximately 4.4 million and 4.3 million for the three and nine month periods ended September 30, 2008, respectively, were not reflected in the calculation of weighted average diluted shares outstanding as their effect would be anti-dilutive.
     The Company calculates the effect of the Convertible Notes for the three and nine month periods ended September 30, 2009 and 2008, on diluted earnings per share utilizing the “if converted” method. For the three and nine month periods ended September 30, 2009 and 2008, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
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
Adoption of New Accounting Standards
     During 2009, the Company adopted the following accounting standards:
     In September 2006, the Financial Accounting Standards Board (FASB) issued the accounting standard, “Fair Value Measurements and Disclosures”. With respect to financial assets and liabilities, this was effective for financial statements issued for fiscal years beginning after November 15, 2007. With respect to non-financial assets and liabilities, the standard was effective on January 1, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.
     In March 2008, the FASB issued the accounting standard, “Disclosures about Derivative Instruments and Hedging Activities”. The adoption of this standard, effective January 1, 2009, did not have a material impact on the condensed consolidated financial statements. See Note 3.
     In December 2007, the FASB issued accounting standard, “Business Combinations”, which establishes standards for how the acquirer of a business recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in its financial statements. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, the standard requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the accounting standard, “Accounting for Costs Associated with Exit or Disposal Activities”, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The Company adopted the provisions of the standard effective January 1, 2009. As a result of the adoption of the standard, the Company expensed transaction costs of $0.5 million in the nine months of 2009 and retroactively expensed previously deferred transaction costs of $0.1 million in prior periods. We expect that the adoption of the standard will have a continuing material impact in accounting for future acquisitions.
     In May 2008, the FASB issued the standard “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement). This guidance required the Company to separately account for the liability and equity components of the Company’s 3.75% Convertible Notes in a manner that results in recording interest expense using the

Company’s nonconvertible debt borrowing rate for such debt, which the Company estimated to be 7.5%. The associated discount is amortized using the effective interest rate method over five years from the date of the debt issuance. The Company adopted the standard on January 1, 2009, and applied its provisions retrospectively to all periods presented. The following summarizes the impact of the adoption of the provisions of the standard and that of “Business Combinations” on the periods indicated:
     Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Previously		Previously
	Reported	Revised	Reported	Revised
Acquisition related expenses and amortization of intangible assets	$815	$833	$2,470	$2,524
Total operating expenses	40,908	40,926	110,918	110,972
Operating income	6,366	6,348	15,336	15,282
Amortization of deferred financing, debt discount and other	(1,680)	(2,826)	(2,574)	(5,951)
(Loss) income before income taxes	(1,621)	(2,785)	655	(2,776)
Income taxes (provision) benefit	435	872	(544)	743
Net income (loss)	(1,186)	(1,913)	111	(2,033)
Basic income (loss) per share	(0.01)	(0.02)	0.00	(0.03)

Diluted income (loss) per share	(0.01)	(0.02)	0.00	(0.03)

     Statement of Cash Flows (in thousands):

	Nine Months Ended
	September 30, 2008
	Previously
	Reported	Revised
Net income (loss)	$111	$(2,033)
(Benefit) provision for non-cash income taxes	508	(779)
Amortization of deferred financing costs, debt discount and other	2,574	5,951
Other assets	(7,533)	(7,479)
Balance Sheet (in thousands):

	September 30, 2008
	Previously
	Reported	Revised
Other assets	$25,984	$25,095
Deferred tax asset, net	68,000	60,301
Total assets	1,868,300	1,859,712
Long-term debt	455,212	435,290
Total liabilities	619,276	598,800
Additional paid-in-capital	1,374,857	1,390,748
Accumulated deficit	(69,687)	(73,689)
Total shareholders’ equity	1,249,024	1,260,912
Total liabilities and shareholders’ equity	1,868,300	1,859,712
     As previously reported, the financial data included in these condensed financial statements has been revised to reflect the retroactive adoption of the accounting standards as required.
     In April 2009, the FASB issued the standard “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This standard provides additional guidance for estimating fair value in accordance with the standard “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.
     In April 2009, the FASB issued the standard “Recognition and Presentation of Other than Temporary Investments”. The standard was amended to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.
     In April 2009, the FASB issued the standard, “Interim Disclosures about Financial Instruments”. The standard amends previous guidance to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This guidance was effective for interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.
     In April 2009, the FASB issued the standard “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies previous guidance to address application issues related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard was effective for assets or liabilities arising from contingencies in business combinations consummated after December 15, 2008. We expect that the adoption of this guidance will likely have a continuing material impact in accounting for future acquisitions.
     In May 2009, the FASB issued the standard, “Subsequent Events”, which establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the financial statements for any of the periods presented.
     In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01,“Topic 105-General Accepted Accounting Principles” and ASU No. 2009-02, “Omnibus Update, Amendments to Various Topics for Technical Corrections” ( collectively the “Codification”). The Codification establishes the sole source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB for nongovernmental entities. Rules and interpretive releases issued by the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification are now non-authoritative. This Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Codification did not have a material impact on our financial statements.
     In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments” and ASU No. 2009-05 “Fair Value Measurements and Disclosures — (Topic 820)”. These accounting updates were effective for interim financial periods ending after August 2009. The adoption of these standards did not have a material impact on the financial statements for any of the periods presented.
     Recently Issued Accounting Standards
     In June 2009, the FASB issued the standard, “Amendments to FASB Interpretation No. 46(R)”. The standard changes the criteria to determine how an investee for a company is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. The standard is to become effective for transactions consummated after January 1, 2010. We expect that if we enter into transactions that are within the scope of this standard, its adoption of this standard could have a material impact on our financial statements.
     In September 2009, the FASB issued ASU No. 2009-07, “Accounting for Various Topics, Technical Corrections to SEC Paragraphs”. This accounting update was effective for interim financial periods ending after September 2009. The adoption of this standard is not expected to have a material impact on the financial statements.

     In October 2009, the FASB issued ASU No. 2009-13, “Multiple Element Adjustments”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.
     Also in October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.
3. ADDITIONAL FINANCIAL INFORMATION
Inventory (in thousands):

	September 30,	December 31,
	2009	2008
Purchased parts and materials	$22,417	$27,218
Work in progress	447	1,171
Finished goods	7,292	6,120

Total Inventory	$30,156	$34,509

     Approximately $3.4 million and $6.4 million of inventory were maintained at customer sites at September 30, 2009 and December 31, 2008, respectively.
Property and equipment (in thousands):

	September 30,	December 31,
	2009	2008
System assets	$91,613	$85,089
Computer and office equipment	8,592	7,046
Machinery and equipment	21,581	18,043
Construction in progress	40,549	20,261
Leasehold improvements	8,230	1,217
Other, including tooling and demo equipment	1,071	1,880

	171,636	133,536
Less, accumulated depreciation and amortization	68,668	52,268

Property and equipment, net	$102,968	$81,268

     Property and equipment includes approximately $4.0 million related to the suspended Registered Traveler program, which is expected to be recovered from future cash flows. However, an impairment charge may be required if the program does not resume as anticipated.
     For the three months ended September 30, 2009 and 2008, depreciation expense of property and equipment was $5.7 million and $6.9 million, respectively. For the nine months ended September 30, 2009 and 2008, depreciation expense of property and equipment was $17.3 million and $11.9 million, respectively. For the three months and nine months ended September 30, 2009, the Company capitalized interest of $0.4 million and $1.0 million, respectively.
     The following table presents depreciation and amortization expense, excluding amortization of acquisition related intangible assets, included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of revenues	$5,644	$6,468	$16,847	$10,505
Sales and marketing	76	88	212	227
Research and development	110	272	317	647
General and administrative	956	943	2,687	2,453

	$6,786	$7,771	$20,063	$13,832

     Goodwill (in thousands):
     The following summarizes the activity in goodwill for the nine months ended September 30, 2009:

	Solutions	Services	Total
Balance, January 1, 2009	$629,127	$261,850	$890,977
Currency translation adjustments	403	715	1,118
Old Digimarc final acquisition adjustments	(3,379)	—	(3,379)
Other	558	527	1,085

Balance, September 30, 2009	$626,709	$263,092	$889,801

     Intangible Assets (in thousands):
     Intangible assets comprise the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$14,425	$(4,191)	$14,606	$(2,187)
Core technology	340	(62)	340	(11)
Trade names and trademarks	7,240	(2,069)	7,168	(1,463)
Customer contracts and relationships	104,063	(29,927)	103,852	(22,509)

	126,068	(36,249)	125,966	(26,170)
Other intangible assets	22,189	(7,518)	16,029	(7,543)

	$148,257	$(43,767)	$141,995	$(33,713)

     Intangible assets include $1.0 million related to the Registered Traveler program. See property and equipment above.
     Amortization of acquisition related intangible assets was $2.3 million and $6.7 million for the three months ended September 30, 2009 and 2008, respectively. Other intangible asset amortization excluding acquisition related amortization was $1.1 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively. Amortization of acquisition related intangible assets was $7.3 million and $20.5 million for the nine months ended September 30, 2009 and 2008, respectively. Other intangible asset amortization excluding acquisition related amortization was $2.8 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.
     The following summarizes amortization of acquisition related intangible assets included in the statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of revenues	$2,032	$5,892	$6,425	$18,070
General and administrative	309	815	923	2,470

	$2,341	$6,707	$7,348	$20,540

     Amortization for the current and subsequent five years and thereafter is as follows: $2.3 million, $8.7 million, $7.9 million, $7.0 million, $6.5 million, $4.7 million and $52.7 million, respectively.
Financial Instruments
     The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and our current credit worthiness. The recorded and fair value amounts are as follows for September 30, 2009 (in thousands):

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	September 30,	September 30,
	2009	2009
Accounts receivable	$127,679	$127,679
Accounts payable and accrued expenses, excluding interest rate protection agreement	(123,474)	(123,474)
Other current liabilities	(6,571)	(6,571)
Term loan	(282,946)	(290,916)
Convertible notes	(159,660)	(154,753)
Other debt	(1,461)	(1,461)
Derivatives:
Foreign currency forward contracts	147	147
Interest rate protection agreements (included in accrued expenses)	(1,986)	(1,986)
  Derivatives
     The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at September 30, 2009, has no derivatives that are designated as fair value hedges.
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
     At September 30, 2009, the Company’s foreign currency forward contracts hedged forecasted transactions denominated in Canadian Dollars aggregating $0.6 million. At December 31, 2008 foreign currency forward contracts not designated as hedges were used to mitigate the Company’s exposure to liabilities denominated in Japanese Yen aggregating $3.5 million.

     The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands):
Derivatives designated as hedges:

		Fair Value at
	Balance Sheet	September 30,
	Caption	2009
Foreign currency forward contracts	Other Assets	$147
Derivatives designated and effective as cash flow hedges:

		Gain (loss) reclassified from
		OCI to Income Statement
	At September 30, 2009	Three Months	Nine Months
	Recognized	Ended	Ended
	in OCI	September 30, 2009	September 30, 2009
Interest rate protection agreements	$(1,112)	$(133)	$(356)
Foreign currency forward contracts	147	4	37
Derivatives not designated or not effective as hedges:

Amounts of Loss Recognized
in Income
		Three Months	Nine Months
	Income Statement	Ended	Ended
	Caption	September 30, 2009	September 30, 2009
Interest rate protection agreements	Interest Expense	( $750)	( $518)
     The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expire in May 2011, pursuant to which the Company pays a fixed rate of 1.4% and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.

Products and Services Revenues:
     The following represents details of the products and services for revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
U.S. Federal government services	$53,305	$50,793	$160,644	$153,368
Hardware and consumables	32,009	41,048	87,210	107,849
State and local government services	60,824	44,226	172,629	96,910
Software, licensing fees and other	17,621	10,444	45,681	36,562
Maintenance	8,774	7,953	24,610	20,723

Total revenues	$172,533	$154,464	$490,774	$415,412

Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income (loss)	$1,372	$(1,913)	$(3,658)	$(2,033)
Change in accumulated other comprehensive income (loss)	963	(3,680)	1,769	(1,778)

Comprehensive income (loss)	$2,335	$(5,593)	$(1,889)	$(3,811)

4. RELATED PARTY TRANSACTIONS
     Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.4% of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.
     On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). Pursuant to the definitive purchase agreement (the “LaPenta Agreement”), L-1 issued 15,107 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock was convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19 subject to stockholder approval pursuant to the listed company rules of the New York Stock Exchange, Inc. Such stockholder approval was obtained at L-1’s annual meeting held on May 6, 2009, and the shares of Series A Preferred Stock held by Mr. LaPenta were converted into 1,145,337 shares of Common Stock on May 11, 2009. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta was entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009, was less than $13.19. Our stock traded below this threshold and on July 1, 2009, we issued 165,655 shares of Common Stock to Mr. LaPenta upon the conversion of 2,185 shares of Series A Preferred Stock issued to Mr. LaPenta. Accordingly, Mr. LaPenta was issued an aggregate of 1,310,992 shares of common stock upon conversion of shares of Series A Preferred Stock.
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty accrued during the nine months ended September 30, 2009 amount to $0.05 million.

     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s board of directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction with AFIX at this point in time. Receivables from and sales to AFIX at September 30, 2009, were $0.1 million and $0.1 million, respectively.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three months and nine months ended September 30, 2009 and 2008, the Company incurred costs of $0.2 million and $0.6 million for both periods, respectively, related to the sublease agreement.
     In connection with the merger with Identix, the Company entered into an agreement with Bear Stearns, subsequently acquired by JP Morgan Chase & Co., pursuant to which Bear Stearns would provide financial advisory services related to the merger through August 2008. The spouse of Ms. Fordyce, Executive Vice President of Corporate Communications for the Company was an executive and senior investment banker at Bear Stearns involved with the engagement and has a personal investment in Aston. Pursuant to the letter agreement, Bear Stearns received $2.5 million upon the closing of the merger, plus expense reimbursement, as well as exclusive rights to act as underwriter, placement agent and/or financial advisor to the Company with respect to certain financings and other corporate transactions until August 2008. The Company waived any claims it may have against Bear Stearns with respect to any actual or potential conflicts of interest that may arise with respect to these relationships in the context of the Bear Stearns engagement.
     Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.1 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007, for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of $0.02 per share.
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

5. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
$175.0 million aggregate principal amount 3.75% Convertible Senior Notes maturing on May 15, 2027	$175,000	$175,000
Borrowings under term loan	286,407	296,250
Capital leases and other	1,461	936

	462,868	472,186

Less: Unamortized discount on convertible notes	15,340	19,223
Less: Unamortized original issue discount on term loan	3,461	4,472
Less: Current portion of long-term debt	18,228	19,256

	$425,839	$429,235

     Scheduled principal payments on long-term debt and financing arrangements for the subsequent five years are as follows: $4.6 million, $22.1 million, $33.9 million, $218.6 million, and $183.7 million. These payments reflect the revised payment schedule under the term loans as described below.
Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of September 30, 2009, the Company has approximately $125.9 million available under its revolving credit facility, net of letters of credit of $9.1 million, subject to continuing compliance with the covenants contained in the agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loan and Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $154.6 million at September 30, 2009, requires annual principal payments (payable quarterly) of 5% of the related original principal amount through September 30, 2009 and 10% of the original principal amount through September 30, 2010, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $134.2 million at September 30, 2009, requires annual principal payments (also payable quarterly) of 1% of the related original principal amounts over the remaining term of the Credit Agreement.
     Under the terms of the amended senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 5.0% per annum or at prime (subject to a floor of 2%) plus 1.75% to 4.0% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At September 30, 2009, the interest rates were 6.75% for Tranche B-1 and 7.25% for Tranche B-2 Term Loans. No borrowings were outstanding under the revolving credit facility at September 30, 2009.
     L-1 is required to maintain the following financial covenants under the Credit Agreement:
•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement), of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) as of such date, shall not be less than 2.25:1.00; and at September 30, 2009, the ratio was 2.43:1.00.
•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010, to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At September 30, 2009, the ratio was 3.04:1.00.
     The amendment provided that L-1’s compliance with these financial covenants, through March 31, 2010, will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of the measurement period, and after eliminating the effects of certain recently adopted accounting standards.
     Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain adjustments, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.
     The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, which expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each pursuant to which the Company pays a fixed rate of 1.4% and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.
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
     The Notes bear interest at a rate of 3.75% per year payable semiannually in arrears in cash on May 15 and November 15 of each year. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. The holders can require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020. The embedded redemption and repurchase provisions have not been separated from the host contracts and accounted for as derivatives because such embedded derivatives are deemed to be clearly and closely related to the host contract.
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
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant, which was issued in exchange for technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of September 30, 2009, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.
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
7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
     The following table summarizes the stock option activity from January 1, 2009 through September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2009	7,221,655	$15.22
Granted	1,646,750	7.41
Exercised	(19,430)	2.64
Canceled/expired/forfeited	(579,178)	16.33

Outstanding at September 30, 2009	8,269,797	$13.62	6.76	$2,261,692

Vested or expected to vest at September 30, 2009	6,169,269	$13.62	6.76	$1,687,222

Exercisable at September 30, 2009	4,638,979	$14.44	5.34	$2,258,622

     The aggregate unearned compensation cost of unvested options outstanding as of September 30, 2009, was $19.4 million and will be amortized over a weighted average period of 2.6 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $0.0 million and $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
     During February, July and September 2009, the Company awarded 1,618,750 shares of restricted stock to officers and employees and had total outstanding restricted stock awards of 1,634,395 as of September 30, 2009. The restricted stock vests over four years and the weighted average grant date fair value was $7.41 at September 30, 2009. At September 30, 2009, approximately 1,219,000 shares are expected to vest. Unearned compensation related to restricted stock that is expected to vest approximated $8.3 million at September 30, 2009. Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.

     Stock-based compensation expense was $5.3 million and $16.2 million and $3.6 million and $10.1 million for the three and nine months ended September 30, 2009 and 2008, respectively, and includes compensation expense related to restricted stock, stock options, employee purchases under the stock purchase plan, and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of revenues	$1,839	$408	$5,888	$967
Sales and marketing	595	619	1,553	1,549
Research and development	402	525	1,369	1,395
General and administrative	2,492	2,031	7,415	6,235

	$5,328	$3,583	$16,225	$10,146

8. LITIGATION
Old Digimarc Litigation
     In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.
     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the nine focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants, providing for a global settlement of $586 million, was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance. On June 10, 2009, the Judge granted preliminary approval for the parties to proceed with settlement on the terms previously submitted to the Court. A hearing for final approval was held on September 10, 2009, and on October 5, 2009, the Judge granted final approval of the settlement. The deadline for filing an appeal is 30 days from the day the order is entered.
     On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. On August 26, 2009, the plaintiff filed an opening brief and a motion to supplement the record. On September 11, 2009, the defendants and underwriters filed their oppositions to plaintiff’s motion to supplement the record. On October 2, 2009, the defendants and underwriters filed their responses to plaintiff’s opening brief. The plaintiff may file a reply brief on November 2, 2009, with the Company and the underwriters’ further responses due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.
Other
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
9. INCOME TAXES
     For the nine months ended September 30, 2009 and 2008 the tax benefit was $1.4 million and $0.7 million, respectively. The pre-tax loss was $5.1 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The tax benefit is based on estimated annual effective tax rates applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year. Such entities have an estimated annual effective tax rate of 0% while the remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 39% and 33% for the nine months ended September 30, 2009 and 2008, respectively. The reported tax benefit also reflects certain discrete items that are not included in the determination of the estimated annual effective tax rate.
10. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
     The Company operates in two reportable segments: Solutions and Services. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Solutions:
Revenues	$88,476	$82,024	$245,610	$203,869
Operating income	9,875	2,177	14,157	2,903
Depreciation and amortization expense	7,215	12,338	21,839	27,911
Services:
Revenues	84,057	72,440	245,164	211,543
Operating income	4,149	4,171	12,631	12,379
Depreciation and amortization expense	1,912	2,140	5,572	6,461
Consolidated:
Revenues	172,533	154,464	490,774	415,412
Operating income	14,024	6,348	26,788	15,282
Depreciation and amortization expense	9,127	14,478	27,411	34,372

Total assets and goodwill by segment:

	As of
	September 30, 2009
	Total Assets	Goodwill
Solutions	$892,225	$626,709
Services	375,709	263,092
Corporate	60,201	—

	$1,328,135	$889,801

     Corporate assets consist mainly of cash and cash equivalents, deferred financing costs and deferred tax assets.
     Revenues by market are as follows for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
State and local	$58,505	$57,332	$177,336	$122,259
Federal	109,410	88,153	298,440	273,574
Commercial	4,618	8,979	14,998	19,579

	$172,533	$154,464	$490,774	$415,412

     The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and total assets by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
United States	$156,547	$140,968	$446,478	$381,165
Rest of the World	15,986	13,496	44,296	34,247

	$172,533	$154,464	$490,774	$415,412

     For the three and nine months ended September 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 63% and 61% of consolidated revenues. For the three and nine months ended September 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 57% and 66% of consolidated revenues. Accounts receivable from U.S. Government agencies amounted to $54.5 million and $49.1 million at September 30, 2009 and 2008, respectively.
11. ACQUISITION OF OLD DIGIMARC
     On August 13, 2008, L-1 completed the acquisition of Old Digimarc, which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $310.0 million in cash, plus direct acquisition costs of approximately $5.6 million. L-1’s acquisition of common stock (the “Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79% of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1. Prior to the Merger Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.
     L-1 acquired Old Digimarc because it believes that the acquisition positions the combined company as a leader in providing credentialing systems and to take advantage of the opportunities created by the Real ID, Pass ID and similar programs. Moreover, the combined company will be able to deliver enhanced protection and facilitate the development of the next generation of credentialing functionality. Old Digimarc has been integrated in the Secure Credentialing operating segment included in the Solutions reportable segment. The purchase price has been allocated as follows (in thousands):

Cash acquired	$50
Other current assets	21,187
Property, plant and equipment	52,437
Other assets	695
Current liabilities	(17,600)
Deferred revenue	(6,544)
Other non-current liabilities	1,169
Intangible assets	38,606
Goodwill	225,588

$315,588

     None of the goodwill or the assigned value to intangible assets is deductible for income tax purposes.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in our Current Report on Form 8-K filed on May 21, 2009 and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.
Business Overview
     L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide solutions and services that protect and secure personal identities and assets and allow international governments, federal and state agencies, law enforcement and commercial businesses to better guard the public against global terrorism, crime and identity theft fostered by fraudulent identity.
     The Company operates in two reportable segments: Solutions and Services. The Solutions segment includes Secure Credentialing and Biometrics. Secure Credentialing solutions span the entire secure credential lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of legitimate government-issued proof of identity credentials. Biometric Solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometrics solutions also encompass access control readers that enable businesses and governments to better secure buildings and restricted areas from unauthorized entry. The Services segment includes Enrollment Services and Government Consulting Services. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. Government Consulting Services encompass the most important areas of national security and intelligence in the U.S. today including information technology, engineering and analytics, and intelligence.
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
     Our revenues increased to $172.5 million and $490.8 million for the three and nine months ended September 30, 2009, from $154.5 million and $415.4 million for the three and nine months ended September 30, 2008. Our net income for the three months ended September 30, 2009 was $1.4 million and net loss  for the nine months ended September 30, 2009 was $3.7 million compared to a net loss  of $1.9 million and $2.0 million for the three and nine months ended September 30, 2008, respectively, of which $0.1 million and $0.5 million, respectively, related to costs incurred in connection with potential acquisitions. The result for the three months and nine months ended September 20, 2009 includes $1.0 million and $2.2 million for financing costs related to the modification of our debt and a provision related to the suspension of the Registered Traveler program.
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
     The acquisitions have resulted in the consolidation of certain marketing resources, corporate functions of the separate entities and are expected to have a continuing material effect on our operations resulting from, but not limited to:
•	Expected synergies resulting from providing a comprehensive product line to current and future customers.

•	Expected future growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the acquired businesses.

•	Rationalization of technology costs and research and development activities.

•	Realignment of the businesses to complement each business’ unique capabilities and rationalize costs; and

•	Leveraging the Company’s infrastructure to achieve higher revenues and profitability.
Adoption of New Accounting Standards
     Reference is made to the accounting standards adopted by the Company effective January 1, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q. All financial information presented in this Form 10-Q reflects the required retroactive application of such accounting standards, including financial data related to the three and nine months ended September 30, 2008.
Reportable Segments and Geographic Information
     We operate in two reportable segments: Solutions and Services. We measure segment performance based on revenues, operating income (loss), Adjusted EBITDA and free cash flow. Operating results by segment, including allocation of corporate expenses, for the three and nine months ended September 30, 2009 and 2008, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Solutions:
Revenues	$88,476	$82,024	$245,610	$203,869
Operating income	9,875	2,177	14,157	2,903
Depreciation and amortization expense	7,215	12,338	21,839	27,911
Services:

Revenues	84,057	72,440	245,164	211,543
Operating income	4,149	4,171	12,631	12,379
Depreciation and amortization expense	1,912	2,140	5,572	6,461
Consolidated:
Revenues	172,533	154,464	490,774	415,412
Operating income	14,024	6,348	26,788	15,282
Depreciation and amortization expense	9,127	14,478	27,411	34,372
     Revenues by market for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
State and local	$58,505	$57,332	$177,336	$122,259
Federal	109,410	88,153	298,440	273,574
Commercial	4,618	8,979	14,998	19,579

	$172,533	$154,464	$490,774	$415,412

     Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
United States	$156,547	$140,968	$446,478	$381,165
Rest of the World	15,986	13,496	44,296	34,247

	$172,533	$154,464	$490,774	$415,412

     For the three and nine months ended September 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 63% and 61% of consolidated revenues, respectively. For the three and nine month periods ended September 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 57% and 66% of consolidated revenues.
RESULTS OF OPERATIONS
Consolidated Results of Operations
     The comparative results of operations for 2009 and 2008 have been affected by the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”). The results of operations of the Acquisitions have been reflected in the financial statements as of the respective dates of acquisition, March 2008 for Bioscrypt and August 2008 for Old Digimarc.
     Revenues (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$172,533	$154,464	$490,774	$415,412

     Revenues increased to approximately $172.5 million for the three months ended September 30, 2009 compared to approximately $154.5 million for the three months ended September 30, 2008, or $18.1 million, of which $9.1 million is attributable to the acquisition of Old Digimarc consummated in August 2008. Revenues increased to approximately $490.8 million for the nine months ended September 30, 2009 compared to approximately $415.4 million for the nine months ended September 30, 2008, or $75.4 million, of which $58.0 million is attributable to the Acquisitions. In addition during both periods in 2009, we experienced higher volumes in our enrollment services and increases in our government consulting services, both of which are included in our Services segment, as well as increases from HIIDE sales in our Solutions segment. Also, the nine month results for 2008 were impacted favorably by $17.0 million of revenues from consumables and printer shipments related to the start-up of the U.S. Passport Card program.
     Products and services revenues:
     The following represents details of the products and services for revenues for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
U.S. Federal government services	$53,305	$50,793	$160,644	$153,368
Hardware and consumables	32,009	41,048	87,210	107,849
State and local government services	60,824	44,226	172,629	96,910
Software, licensing fees and other	17,621	10,444	45,681	36,562
Maintenance	8,774	7,953	24,610	20,723

Total revenues	$172,533	$154,464	$490,774	$415,412

     Cost of revenues and gross margin (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of revenues, excluding items noted below	$108,025	$94,422	$314,248	$259,616
Stock- based compensation	1,839	408	5,888	967
Depreciation expense	5,644	6,468	16,847	10,505
Amortization of acquired intangible assets	2,032	5,892	6,425	18,070

Total cost of revenues	$117,540	$107,190	$343,408	$289,158

Gross profit	$54,993	$47,274	$147,366	$126,254

Gross margin	32%	31%	30%	30%

     Cost of revenues increased by $10.4 million and $54.3 million for the three and nine months ended September 30, 2009 compared to the corresponding periods in the prior year. The increase is primarily attributable to the acquisition of Old Digimarc consummated in August 2008. Consolidated gross margins were 32% and 30% for the three and nine month periods ended September 30, 2009 compared to 31% and 30% in the prior year and reflects a higher percentage of revenues realized in 2009 from government services and enrollment services , the cost impact of shipments of consumables and printer shipments in 2008 related to the start-up of the U.S. Passport Card program, as well as the impact of lower non-cash charges in 2009 described below.
     Included in the cost of revenues for three and nine months ended September 30, of 2009 was $9.5 million and $29.2 million of non-cash charges, respectively, which decreased by approximately $3.3 million and $0.3 million, respectively, for the three and nine months from the prior year periods, reflecting higher depreciation resulting from the acquisition of Digimarc and higher stock-based compensation expenses, offset by lower amortization in 2009 resulting from intangible asset impairments recorded in the fourth of 2008, offset by additional amortization related to acquisitions. These non-cash charges reduced gross margins by 6% for the three and nine months ended September 30, 2009 and 8% and 7% for the three and nine months ended September 30, 2008, respectively.
Sales and marketing expenses (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Sales and marketing expenses	$10,613	$10,433	$30,222	$26,917

As a percentage of revenues	6%	7%	6%	6%

     Sales and marketing expenses increased by approximately $0.2 million and $3.3 million for the three and nine months ended September 30, 2009 from the prior year periods. The increases reflect the impact of the Acquisitions, and our continued investment in increasing sales and international marketing resources, offset by cost reductions from synergies and rationalization in certain of our businesses. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
     Research and development expenses (in thousands)

	Three Months Ended		Nine Months Ended Nine
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Research and development expenses	$6,114	$6,696	$17,679	$18,539

As a percentage of revenues	4%	4%	4%	4%

     Research and development expenses decreased by approximately $0.6 million and by $0.9 million for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. We continued to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. The decreases reflect the utilization of our research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and investments in other projects, offset in part by the impact of the Acquisitions. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues and in other projects. Gross research and development expenditures aggregated $12.6 million and $35.4 million for the three and nine months ended September 30, 2009, respectively, compared to $12.6 million and $30.9 million for the comparable periods in the prior year, respectively. Virtually all of our research and development costs are attributable to our Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 14% and 15% for the nine months ended September 30, 2009 and 2008, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.
General and administrative expenses (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
General and administrative expenses	$23,907	$22,964	$71,248	$62,992

As a percentage of revenues	14%	15%	15%	15%

     General and administrative expenses increased by approximately $0.9 million and $8.3 million for the three and nine months ended September 30, 2009 from the prior year periods, respectively, as the Company continues to realize operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 14% for the three months ended September 30, 2009 and 15% for the other periods presented and reflect the impact of improved operating leverage, including cost savings from work force reductions. In addition, the nine month period ended September 30, 2009 includes a provision of $1.2 million related to the Registered Traveler program. The nine month period ended September 30, 2008 includes $0.9 million relating to severance costs incurred to execute the integration of the Company’s historical secure credentialing business with Old Digimarc. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.
Acquisition related expenses and amortization of intangible assets (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Acquisition related expenses and amortization of intangible assets	$335	$833	$1,429	$2,524

     Acquisition related expenses and amortization of intangible assets decreased for the three and nine months ended September 30, 2009 from the comparable periods in the prior year due to impairments recorded in the fourth quarter of 2008 which resulted in lower amortization expense, offset by increases in acquisition expenses in 2009.
     Interest income and (expense) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest income	$14	$71	$117	$206
Interest expense:
Contractual interest	(7,136)	(6,084)	(21,365)	(11,784)
Amortization of deferred financing costs, debt discounts and other	(4,546)	(2,826)	(10,354)	(5,951)

Net interest expense	$(11,668)	$(8,839)	$(31,602)	$(17,529)

     For the three and nine months ended September 30, 2009, net interest expense increased by approximately $2.8 million and $14.1 million, respectively, as a result of increased borrowings under our credit facility in August 2008, incurred primarily to fund the Acquisitions, as well as higher interest rates and $1.0 million in costs incurred in connection with the July 2009 modification of our credit facility.
     Other expense, net (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Other expense, net	$(167)	$(294)	$(272)	$(529)

     Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The decreases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.
     Income taxes (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income taxes benefit (provision)	$(817)	$872	$1,428	$743

     For the nine months ended September 30, 2009 and 2008 the tax benefit was $1.4 million and $0.7 million, respectively. The pre-tax loss was $5.1 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The tax (provision) benefit is based on estimated annual effective tax rates applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year. Such entities have an estimated annual effective tax rate of 0% while the remaining entities included in the consolidated financial statements have estimated annual effective tax rates of 39% and 33% for the nine months ended September 30, 2009 and 2008, respectively. The reported tax (provision) benefit also reflects certain discrete items that are not included in the determination of the estimated annual effective tax rate.
     Comprehensive income (loss) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income (loss)	$1,372	$(1,913)	$(3,658)	$(2,033)
Changes in accumulated comprehensive income (loss)	963	(3,680)	1,769	(1,778)

Comprehensive income (loss)	$2,335	$(5,593)	$(1,889)	$(3,811)

     The change in comprehensive income (loss) results from the net income (loss) for the three and nine months ended September 30, 2009, of $1.4 million and ($3.7) million, respectively compared to a net loss of $1.9 million and $2.0 million in the prior year periods, changes in the fair value and amortization of derivatives accounted for as hedges of $0.1 million and $0.6 million for the three and nine month periods ended September 30, 2009, respectively. Also, there were translation gains of $1.2 million in 2009 and losses of $1.8 million in 2008, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.
LIQUIDITY AND CAPITAL RESOURCES
  Capital Requirements
     Our most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that with the acquisition of Old Digimarc, our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. During the nine months ended September 30, 2009, our capital expenditures increased to $38.4 million compared to $12.9 million for the comparable period in 2008 and are expected to increase again during the remainder of 2009 and 2010 as we are required to fund capital expenditures for contracts awarded and expected to be awarded. We expect to fund our capital requirements primarily with operating cash flows and may consider an equipment finance transaction if favorable terms are available.
     Liquidity
     As of September 30, 2009, we had $20.0 million of working capital including deferred income taxes of $12.4 million, $11.1 million in cash and cash equivalents and current maturities of long term debt of $18.2 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $125.9 million at September 30, 2009 under our revolving credit facility. We believe that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, it is likely that we will require additional financing to execute acquisitions and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. There can be no assurance that additional debt or equity financing will be available on commercially reasonable terms, or at all. Our ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loans and Tranche B-2 Term Loans. The Tranche B-1 Term Loans, with an aggregate principal amount of approximately $154.6 million at September 30, 2009, requires annual principal payments (payable quarterly) of 5% of the related original principal amount through September 30, 2009, and 10% of the original principal amount through September 30, 2010, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, which an aggregate principal amount of approximately $134.2 million at September 30, 2009, requires annual principal payments (also payable quarterly) of 1% of the related original principal amounts over the remaining term of the Credit Agreement.
     Under the terms of the amended senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3%) plus 2.75% to 5.0% per annum or at prime (subject to a floor of 2%) plus 1.75% to 4.0% per annum. L-1 is required to pay a fee of 0.5% on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At September 30, 2009, the interest rates were 6.75% for Tranche B-1 and 7.25% for Tranche B-2 Term Loans. No borrowings were outstanding under the revolving credit facility at September 30, 2009.
     In addition, we are required to maintain the following financial covenants under the Credit Agreement:
•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00; and at September 30, 2009, the ratio was 2.43:1:00.
•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At September 30, 2009, the ratio was 3.04:1.00.
     Under the terms of the amendment, L-1’s compliance with these financial covenants, through March 31, 2010, will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of the each measurement period through March 30, 2010, and after eliminating the effects of certain recently adopted accounting standards.
     As of September 30, 2009, the Company has approximately $125.9 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
     Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain adjustments (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.
     The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, which expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1% and receives variable interest based on three-month LIBOR (subject to a floor of 3.0%). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, pursuant to which the Company pays a fixed rate of 1.4% and receives one month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. We do not anticipate non-performance by the counterparties.
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
     The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. As an example, if the volume-

weighted price per share (VWAP) of the Company stock were to increase to $40.00 per share, the additional shares issuable upon conversion would be 2.8, and the shares issuable per $1,000 principal amount of the Notes would be 34.05.
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
     The Notes bear interest at a rate of 3.75% per year payable semiannually in arrears in cash on May 15 and November 15. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. The holders can require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020.
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
Consolidated Cash Flows (in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$47,746	$39,591
Investing activities	(47,869)	(337,087)
Financing activities	(9,475)	313,952
Effect of exchange rates on cash and cash equivalents	200	60

Net increase (decrease) in cash and cash equivalents	$(9,398)	$16,516

     Cash flows from operating activities increased by approximately $8.2 million for the nine months ended September 30, 2009 as compared to the corresponding period of the prior year. The net loss for the nine months ending September 30, 2009 was $3.7 million and includes non-cash charges of $27.4 million for depreciation and amortization, $16.2 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $10.4 million for amortization of deferred financing costs, debt discount and other, and $1.4 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $1.2 million for the nine months ended September 30, 2009 and an adverse impact on cash flows of $8.2 million in the corresponding period in the prior year.
     Cash used for acquisitions in 2009, consisting principally of payments of acquisition related costs, totaled $3.2 million for the nine months ended September 30, 2009, compared to $318.1 million for the nine months ended September 30, 2008, which is primarily related to the acquisition of Old Digimarc in August 2008. Capital expenditures were approximately $38.4 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively, and are primarily related to our drivers’ licenses product line.
     Net cash used in financing activities in 2009 was $9.5 million compared to $314.0 million provided from financing activities in 2008. We repaid $10.4 million of our long-term debt in the first nine months of 2009 and had net borrowings of $211.0 million in 2008 which was primarily used to fund the Acquisitions. We paid debt issuance costs of $0.8 million in the nine months ended September 30, 2009 compared to $13.9 million in the corresponding period in the prior year. In 2008, we repurchased 362,000 shares of our common stock for $6.2 million and we issued common and preferred stock for net proceeds of $119.0 million.
Working Capital
     Accounts receivable increased by approximately $22.1 million as of September 30, 2009, from December 31, 2008, primarily due to increased revenues in the first nine months of 2009. Days sales outstanding at September 30, 2009 was 68 days compared to 65 days at December 31, 2008.
     Inventory decreased by $4.4 million as of September 30, 2009, compared to December 31, 2008, primarily as a result of planned reductions in our biometrics and credentialing businesses. Inventory is maintained at the levels required to meet expected deliveries of our credentialing and biometric solutions.
     Accounts payable, accrued expenses and other current liabilities increased by $11.4 million as of September 30, 2009, compared to December 31, 2008, reflecting higher business activity, offset by lower accruals for employee compensation and benefits as a result of the annual settlement of certain accruals in the first quarter, as well as cash management initiatives.
     Total deferred revenue decreased by $7.7 million as of September 30, 2009, compared to December 31, 2008, primarily as a result of recognizing revenue on transactions that met the revenue recognition criteria during the nine months ended September 30, 2009.
CONTRACTUAL OBLIGATIONS
     The following table sets forth our contractual obligations as of September 30, 2009 (in thousands):

	Total	2009	2010-2011	2012-2013	After-2013
Operating lease obligations	$34,548	$2,681	$14,532	$10,267	$7,068
Debt and capital lease obligations	$548,458	$11,365	$107,087	$430,006	$—
     Included in debt are $175.0 million outstanding under our Convertible Notes which bears interest at 3.75% and $286.4 million in term loans of which Tranche B-1 bears interest at 6.75% and Tranche B-2 bears interest at 7.25%. The amount shown includes interest assuming the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loans prior to the redemption of the Convertible Notes and reflects the reduced principal repayment schedule required by our credit agreement amendment.
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
CONTINGENT OBLIGATIONS
     Our principal contingent obligations consist of cash payments that may be required upon achievement of certain revenue targets by the acquired businesses’. The maximum potential consideration aggregates to $1.3 million.

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
     Reference is made to our Annual Report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except as discussed in the Notes to the Financial Statements included in this Quarterly Report of the Form 10-Q and our Current Report on Form 8-K filed May 21, 2009, related to the adoption of recently adopted accounting standards.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     We are exposed to interest rate risk related to borrowings under our Credit Agreement. At September 30, 2009, borrowings outstanding under the Credit Agreement aggregated $286.4 million, bearing interest at variable rates. At September 30, 2009, the market value of the Term Loan was approximately $290.9 million and the carrying amount was $282.9 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates. A change in the interest rate of 1% would increase or decrease interest expense by $2.8 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0% with respect to $62.5 million notional amount and pays a fixed interest rate.
     Our Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of our common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:
•	If during any five consecutive trading day period the trading day period the trading price is less than 98% of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After September 30, 2009, if the sale price of our common stock for twenty or more trading days exceeds 130% of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.
     The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of our common stock. At September 30, 2009, the estimated market value of the Convertible Notes was approximately $154.8 million and the carrying amount was $159.7 million.
     For additional information regarding debt and financing instruments see Notes 3 and 5 to our consolidated financial statements.
Foreign Currency Exposures
     The transactions of our international operations, primarily our German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At September 30, 2009, financial assets and liabilities denominated in Euros aggregated $2.2 million and $1.3 million, respectively, and at September 30, 2008, aggregated $1.5 million and

$0.8 million, respectively. At September 30, 2009, financial assets and liabilities denominated in Canadian Dollars aggregated $3.8 million and $2.2 million, respectively, and at September 30, 2008, aggregated $3.3 million and $1.9 million, respectively. At September 30, 2009, financial assets and liabilities denominated in Mexican Pesos were $1.2 million and $0.3 million, respectively and at September 30, 2008, aggregated $1.5 million and $0.6 million, respectively.
     Hardware and consumable purchases related to certain contracts are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are denominated in U.S. dollars. At September 30, 2009, there were $0.2 million Japanese Yen denominated liabilities. We use foreign currency forward contracts as economic hedges to limit our exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to the corresponding recorded liabilities. As of September 30, 2009, the Company did not have foreign currency forward contracts for liabilities denominated in Yen. None of the contracts were terminated prior to settlement. In March 2009, we entered into a forward currency contract to hedge forecasted costs of $1.8 million denominated in Canadian Dollars. The unrealized gain related to the contracts was $0.1 million as of September 30, 2009. We also have entered in a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $20.0 million. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
     Our international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, our future results could be materially impacted by changes in these or other factors. Our principal exposure is related to subsidiaries whose revenues costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of September 30, 2009, the cumulative gain from foreign currency translation adjustments related to foreign operations was approximately $1.0 million.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of September 30, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls over Financial Reporting
     In the normal course we review and change our internal controls to reflect changes in our business, including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, and their officers and directors and underwriters as defendants in connection with the initial public offerings of these companies. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. The individual officer and director defendants entered into tolling agreements and, pursuant to a court order dated October 9, 2002, were dismissed from the litigation without prejudice. The plaintiffs have continued to litigate their claims primarily against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the nine focus cases. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motion to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the Court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants, providing for a global settlement of $586 million, was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance. On June 10, 2009, the Judge granted preliminary approval for the parties to proceed with settlement on the terms previously submitted to the Court. A hearing for final approval was held on September 10, 2009, and on October 5, 2009, the Judge granted final approval of the settlement. The deadline for filing an appeal is 30 days from the day the order is entered.
     On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934 for recovery of alleged short-swing profits on trades of Old Digimarc stock. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On July 25, 2008, Old Digimarc joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss. On that same date, the Underwriter Defendants also filed a Joint Motion to Dismiss. Plaintiff filed her oppositions to the motions on September 8, 2008. Replies in support of the motions were filed on or about October 23, 2008, and oral arguments were heard on January 16, 2009. On March 12, 2009, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. On August 26, 2009, the plaintiff filed an opening brief and a motion to supplement the record. On September 11, 2009, the defendants and underwriters filed their oppositions to plaintiff’s motion to supplement the record. On October 2, 2009, the defendants and underwriters filed their responses to plaintiff’s opening brief. The plaintiff may file a reply brief on November 2, 2009, with the Company and the underwriters’ further responses due on November 17, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.
Other
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
     At September 30, 2009, we had assets consisting of goodwill, intangible assets and property and equipment of $889.8 million, $104.5 million and $103.0 million, respectively and in 2008, we recorded impairment charges aggregating $528.6 million for impairments of goodwill and long-lived assets, primarily related to our biometric businesses. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments.
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
     Between September 1, 2009 and through October 29, 2009 our stock price has averaged $7.01 per share compared to $6.24 per share for the 60 days following October 31, 2008, the date of our last annual impairment test. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long-lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long-lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

We have a history of operating losses.
     We have a history of operating losses. Our business operations began in 1993 and, except for 1996 and 2000, have resulted in pre-tax operating losses in each year, which have included significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At September 30, 2009, we had an accumulated deficit of approximately $626.9 million. We will continue to invest in the development of our secure credential and biometric technologies, as well as government services.
We may be unable to obtain additional capital required to finance acquisitions due to continuing adverse market conditions and we will be required to fund substantial capital expenditures for our Secure Credentialing business.
     Our strategy includes growth of our business through strategic acquisitions. In addition, the installation of our secure credentialing systems requires significant capital expenditures. Our need to fund such capital expenditures has increased following our acquisition of Old Digimarc. During the nine months ended September 30, 2009, our expenditures increased to $38.4 million, as compared to $12.9 million in the first nine months of 2008 and are expected to continue to increase in the last quarter of the year and in 2010. While we expect to fund our capital requirements primarily from operating cash flows, in the near term cash available otherwise to fund strategic opportunities and prepay our long-term debt is reduced. At September 30, 2009, we had cash and cash equivalents of $11.1 million and availability under our line of credit of $125.9 million, subject to continuing compliance with covenants contained in the agreement. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements and have been successful in the past in obtaining financing for capital expenditures, and acquisitions, we expect to have increased capital needs as we continue to expand our business. In addition, our ability to execute on our acquisition strategy may be adversely affected by the current volatile market conditions, which may continue over a prolonged period. We may be unsuccessful in raising additional financing to fund growth or we may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our expansion plans.
Our government contracts are subject to continued appropriations by Congress and availability of funding for state and local programs. Reduced funding, or changes in procurement policies that curtail the use of outside contractors, could result in terminated, delayed or descoped contracts and adversely affect our ability to meet our sales and earnings goals.
     For the three and nine months ended September 30, 2009, U.S. Federal Government agencies, directly or indirectly, accounted for 63% and 61%, respectively, of our consolidated revenues. For the three and nine months ended September 30, 2008, U.S. Federal Government agencies, directly or indirectly accounted for 57% and 66% for both periods, of our consolidated revenues. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions.
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
     Recently the federal government has indicated a goal of reducing the use of contractors in certain areas and “insourcing” the related functions. These initiatives may adversely impact the growth of portions of our government services businesses.
Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.
     For the three and nine months ended September 30, 2009, we derived approximately 9%, of our total revenues from international sales and our strategy is to expand our international operations. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.
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
     We expect that we will have increased exposure to foreign currency fluctuations. As of September 30, 2009, our accumulated other comprehensive gain includes foreign currency translation gains of approximately $1.0 million. In addition, we have significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen, Canadian Dollar, and the Euro could result in unexpected fluctuations to our results of operations, which could be material and adverse.
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

Date: October 30, 2009	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: October 30, 2009	By:	/s/ JAMES A. DEPALMA
James A. DePalma
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 8, 2009, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., each of the other Guarantors, each Lender party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by L-1 Identity Solutions, Inc. on July 14, 2009).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference.