Form 10-K
period 2009-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2010-02-26
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 001-33002

L-1 IDENTITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0807887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203)-504-1100
Securities registered pursuant to Section 12(b) of the Act: Common Stock $.001 par value NYSE
Securities registered pursuant to Section 12(g)of the Act: None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes ☑ No

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

Indicate by a check mark whether the Registrant is a shell Company (as defined in Rule 12b-2).  ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $579.6 million.

As of February 25, 2010, the registrant had 92,266,210 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

L-1 Identity Solutions 2009 Annual Report | 2

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, the words “L-1” and the “Company” refer to L-1 Identity Solutions, Inc. and, except as otherwise specified herein, to L-1 subsidiaries. L-1’s fiscal year ended on December 31, 2009.

BUSINESS OVERVIEW

L-1 Identity Solutions, Inc. (“L-1” or the “Company”) is a provider of technology, products, systems and solutions, and services that protect and secure personal identities and assets. Through its divisions, L-1 delivers the full range of offerings required for solving complex problems associated with managing identity.

The Company operates in two reportable segments: Solutions and Services.

Solutions

The Solutions segment consists of the Secure Credentialing and Biometrics / Enterprise Access Divisions. Solutions from these divisions are marketed to Federal agencies, State and Local government agencies (including law enforcement and department of corrections), foreign governments, and commercial entities (such as financial and health care institutions and casinos).

Solutions revenue includes products and related services, which comprise hardware, components, consumables and software, as well as maintenance, consulting and training services.

Services

The Services segment includes the Enrollment Services Division and Government Consulting Services Group.

Enrollment Services perform fingerprinting and process background checks for civilians at centers across the U.S. and Canada.

Government Consulting Services includes the businesses of Advanced Concepts (Information Technology Solutions), McClendon (Engineering & Analytical Solutions), and SpecTal (Intelligence Services).

Government Consulting Services offer comprehensive consulting, program management, information analysis, training, security, technology development, and information technology solutions to the U.S. intelligence community.

Depending upon customer needs, L-1 services can be bundled with identity solutions, product and services offerings to create an integrated solution.

The L-1 Portfolio of Identity Management
Solutions and Services

L-1 Identity Solutions 2009 Annual Report | 3

SECURE CREDENTIALING SOLUTIONS

The Secure Credentialing division provides solutions that protect and secure identities and assets by helping customers produce the most secure credentials possible.

The division builds and maintains an end-to-end secure process for ID production starting with identity proofing, vetting, and enrollment; incorporating biometric-based recognition and identity database management; card design and production; and inspection and authentication.

There are more than 6,500 L-1 systems in more than 20 countries used for large-scale credentialing programs around the world. L-1 systems are used to produce more than 80 percent of U.S. driver’s licenses (including Enhanced Driver’s Licenses), the U.S. Passport, U.S. Passport Card and Border Crossing Card, and other citizen credentials such as National and Voter IDs, passports and more. More than two billion cards have been produced to date using L-1 solutions.

During 2009, L-1 was awarded 19 of 20 competitive credentialing procurements and booked approximately $289 million in global driver’s license extensions and new contracts. The contracts awarded in 2009 had a price-per-card increase on average of 50 percent over prior contracts due to the inclusion of more value-added services and security technologies as part of the credential issuance process.

L-1 believes that Department of Motor Vehicle bureaus across the U.S. are increasingly turning to L-1 to enhance their issuance systems and establish more secure end-to-end processes for license production.

This is evidenced by the following:

•	Revenue growth from L-1 online skills testing in excess of 68 percent year-over-year in 2009.

•	Demand for workflow re-engineering and upgrades to ID card structures and features.

•	Addition of facial recognition technologies used today in 31 States to prevent persons from establishing duplicate identities.

•	Use of document authentication in 11 States as part of the driver’s license issuance process.

L-1 has introduced new self service kiosks and value-added services in 2009 which offer further opportunity for growth independent from, and additive to, that generated from State driver’s license production contracts.

At the Federal level, in 2009 the Department of State reiterated its commitment to L-1 with a five-year sole source contract award for U.S. Passport printing valued at up to $195.0 million and continued to enhance Passport Cards and Border Crossing Cards produced by L-1.

International demand continued to build with opportunities for large scale National and Voter ID programs in Latin America, Africa, India and the Middle East.

Finally, L-1 is expected to be the exclusive provider of secure credentialing services and technologies to Alclear LLC, the winning bidder, for the assets of Verified Identity Pass (VIP), a private Company which was engaged in the airport passcard program authorized by the TSA.

L-1 Identity Solutions 2009 Annual Report | 4

BIOMETRIC / ENTERPRISE ACCESS SOLUTIONS

The Biometric Division of L-1 provides solutions that protect and secure personal identities and assets by providing state-of-the art technologies that capture, store, manage and distribute biometric data for positive, rapid ID and tracking of persons of interest as part of large-scale identity management programs.

Customers include State, Local, Federal and international government agencies and ministries, and commercial businesses. The solutions are part of civilian and criminal identification management programs in border management, credentialing, law enforcement and military applications.

Solutions and products include multi-modal automated biometric identification and matching systems (ABIS), finger and palm print scanners, integrated multi-biometric (finger, face and iris) devices including HIIDEtm and PIERtm automated facial recognition systems both static (digital photo or mug shot) and dynamic (video) and automated iris recognition systems (AIRS). L-1 also manufactures multi-biometric-based readers used to secure buildings and restricted areas, available though more than 400 partners worldwide.

The division’s revenue in 2009 included more than $95 million of combined software and hardware solutions delivered to customers.

Development highlights in 2009 include:

•	A new eGate solution using L-1 facial recognition is facilitating self service border crossings at the Frankfurt International Airport.

•	A new middleware platform was developed in partnership with European customers that enables HIIDE to integrate with ID systems of foreign Defense Ministries in NATO countries.

•	A next generation technology transformed the access control device into a smart security appliance. New devices built on the platform are deployed for employee access control at several international airports and as part of several U.S. port project evaluations.

•	A new live scan fingerprint product, Agile TP, was introduced for high-volume civil identification programs. The system is capable of capturing a full set of fingerprints in less than ten seconds.

At the Federal level, L-1’s facial recognition technology was incorporated into the U.S. Passport program in 2009, an extension beyond its current use in the U.S. Visa program (the largest facial database in the world with more than 80 million records). The Department of Defense (DoD) next generation ABIS system is running 28 times faster and finding hundreds of thousands more matches than the legacy DoD system according to DoD reports.

Internationally, a Middle Eastern customer expanded its contract with L-1 to take advantage today of system integration capabilities and customized functionality made possible through technological advances in HIIDE 5 due out in 2010. L-1 iris technology is performing nearly half a billion cross-comparisons per second on the largest iris database in the world.

Other new international contracts included facial recognition for customs police, narcotics and e-passport customers across Asia Pacific, and multi-modal search for civil and criminal applications in Canada, Qatar, Egypt, New Zealand, Mexico and the UK.

L-1 Identity Solutions 2009 Annual Report | 5

ENROLLMENT SERVICES

The Enrollment Services division provides services that protect and secure identities and assets by performing fingerprinting and processing background checks for civilians at centers across the U.S. and Canada.

With more than 1,000 locations today, L-1 believes it is the largest network of enrollment centers in the U.S. and Canada. The centers processed more than two million individuals in 2009.

The centers use enrollment stations, live scan systems and software to fingerprint and process background checks for civilian applications.

Enrollment Services revenue growth exceeded 47 percent for the year as compared to the prior year period. Growth is coming in part from new contracts, such as those in New York and Indiana, which encompass more than 170 sites and dozens of agencies. Growth is also occurring through the expansion of existing contracts such as in Texas where 688,000 applicants were printed in 2009.

Today the division has established a nationwide scalable network that L-1 believes is capable of expanding to capitalize on new revenue opportunities. These include:

•	Expanding beyond fingerprints to capture additional biometrics.

•	Performing background checks for non-employment licenses, such as handgun permits.

•	Servicing more than 5,000 schools and school districts throughout the U.S. with customers across State Agencies, public school districts, private schools, colleges and universities.

•	Serving the healthcare community by processing checks required for nurses, doctors, home health care and nursing facility workers, and more.

•	Supporting individuals requiring Financial Industry Regulatory Authority (FINRA) registration and others employed as mortgage brokers, insurance agents and other positions within financial services.

The infrastructure behind L-1’s network enables the centers to support Local, State and Federal enrollments. This ranges from checks against a State AFIS (Automated Fingerprint Identification System) to processing directly through the FBI channel.

Approximately one-third of all L-1 centers process applicants for Federal programs (TWIC, HAZPRINT). L-1 also is one of only 15 approved FBI channels.

In 2009, the TWIC program was fully transitioned to L-1 from its partner at the end of 2009. L-1 expects the program to continue to grow as new initiatives are added to print other transportation-related employees.

L-1 Identity Solutions 2009 Annual Report | 6

GOVERNMENT CONSULTING SERVICES

The Government Consulting Services Group provides services that protect and secure personal identities and assets by providing highly specialized solutions and services that address critical concerns in national security and intelligence.

The group includes the businesses of Advanced Concepts (Information Technology), McClendon (Engineering & Analytical), and SpecTal (Intelligence Services).

Advanced Concepts (Information
Technology (IT))

Advanced Concepts delivers IT solutions and services that help customers assure information superiority over any enemy, help make critical information systems and infrastructure more secure, and ensure that Federal sector processes and transactions move at maximum speed.

Advanced Concepts’ core competencies include:

•	IT Infrastructure Engineering
•	Systems Engineering and Integration
•	Software Development
•	Information Assurance

McClendon (Engineering & Analytical)

McClendon delivers engineering and analytical services to the Department of Defense and Intelligence Community. L-1 believes that McClendon is distinguished by highly qualified experts in the areas of its core competencies. When combined with proven procedures and best practices policies, McClendon (Engineering & Analytical) ensures prompt and quality work within budget.

McClendon’s core competencies include:

•	Systems Engineering & Integration
•	GEOINT and MASINT Science
•	Intelligence Analysis & Operations

•	SETA, PMO & Acquisition
•	IT & Software Development

SpecTal (Intelligence Services)

SpecTal provides government and corporate clients with specialized security and intelligence consulting, going beyond assessments to present results-oriented solutions. Building on its employees intelligence careers marked by achievement in demanding assignments, SpecTal offers clients a broad range of experience and expertise. L-1 believes that its results have earned the group a reputation for service, responsiveness, and integrity.

SpecTal’s core competencies include:

•	Intelligence Analysis and Operations
•	IT and Physical Security
•	Linguists

In 2009, Government Consulting Services group benefited from the emergence of cyber security related initiatives and renewed demand for counterterrorism technologies across the intelligence community.

L-1 is playing an important role in government contracts related to transportation issues and Homeland Security. In addition, the Government Consulting Services group is on several cybersecurity related task orders and provides direct support to customers under the Comprehensive National Cybersecurity Initiative (CNCI) and other established Information Assurance (IA) programs.

Resources continue to grow in all areas of cybersecurity, including operational Computer Security Incident Response Center (CSIRC)/Computer Emergency Response Team (CERT) analytic support, Computer Network Defense (CND) strategy & tactics, and IA architecture development and policy analysis.

L-1 Identity Solutions 2009 Annual Report | 7

INDUSTRY OVERVIEW

MARKETS AND TRENDS IN CREDENTIALING AND BIOMETRIC SOLUTIONS

Government-issued “breeder documents” (such as birth certificates and social security cards) and IDs granted based on these documents (such as driver’s licenses or passports) serve as the primary means for confirming the identity of an individual. The integrity, however, of these documents and credentials can be compromised because they can be counterfeited or altered, issued under false pretenses and historically have rarely been linked to an identity database. Failure to provide adequate identification protection can lead to breaches of security and identity theft, the consequences of which can range from national security threats and loss of life to significant economic loss. Within this context, L-1 believes that there is increasing pressure on governments and businesses to accelerate the adoption of advanced technology identity solutions to validate identities.

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

Each biometric is unique to each person, making it the best means possible today to verify that a person is whomever he/she claims to be. Furthermore, biometric technology provides improved accuracy and security of the credential, as well as convenience and cost-effectiveness for the individual, overcoming the limitations inherent in traditional identification and authentication processes such as paper credentials, passwords, PIN codes and magnetic access cards.

Governments and their agencies were the early adopters of biometrics and today remain the primary customers for the industry. For law enforcement, biometric technology permits more efficient criminal booking and processing and also allows officers in the field to identify potential suspects more reliably and efficiently. Within the military, biometrics are used for the verification and identification of military personnel and contractors and collection and processing of biometrics from non-military personnel for the purpose of identifying potential hostile persons. At the national level, governments throughout the world have taken steps to improve security in response to heightened concerns over public safety from the threat of terrorism. National governments have mandated increased spending on security measures, implemented new regulations and placed greater emphasis on technology to address growing security concerns.

L-1 believes that the market for biometrics will continue to grow significantly. L-1 believes that this growth is a function of customer demand and the ability for the industry to meet the demand. L-1 believes that major drivers of biometric growth in the future will include:

•	Implementation of biometrics in national security-related applications broadly characterized as anti-terror, such as border management, national ID, immigration control and critical infrastructure applications such as employee authentication and access control.

•	Integration into commercial access control solutions that grant entry and confirm presence in buildings and restricted areas based on biometric recognition.

•	Expansion of biometrics within law enforcement to enroll, verify and ID suspects, detainees and prisoners and confirm if the individual is wanted, incarcerated or has a criminal history.

•	Inclusion of biometrics as a component of solutions that address identity theft.

•	Incorporation of biometrics into licensing processes and background checks required for people employed in licensed positions, such as daycare workers, insurance agents and those employed in education-related fields.

L-1 Identity Solutions 2009 Annual Report | 8

In addition, L-1 believes that identity-related mandates within the government will increase demand for biometric solutions. The Company anticipates the government will recommend and in some cases mandate the use of secure authentication, such as biometrics, as a key component of identity verification. Some of the programs include the U.S. Visitor and Immigrant Status Indicator Technology program (U.S. VISIT), which uses biometric data as part of new screening procedures for non-U.S. citizens entering the United States; Department of State (DoS) Western Hemisphere Travel Initiative (WHTI) Passport Card and Border Crossing Card (BCC) programs that issue limited use passports in a wallet size format for use in crossing U.S. borders; Transportation Workers Identification Credential (TWIC) for transportation workers; Transportation Security Administration (TSA) Hazardous Material Threat Assessment Program (HAZMAT) mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (HME) on State-issued Commercial Driver’s Licenses (CDL); Homeland Security Presidential Directive 12 (HSPD-12), which mandates that a common identification card be utilized by all Federal government employees and contractors; and the REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

While fingerprints are expected to continue to be the most prevalent biometric technology in the U.S. in the near term, iris, face, palm and other technologies are being adopted and combined with fingerprinting in multi-biometric applications to provide an additional level of security and accuracy and to allow for increased flexibility for applications where fingerprints are not suitable.

Automated Biometric Identification Systems (ABIS) and Live Scan Systems are the largest market space for biometrics. These are large scale and highly complex systems used in law enforcement, background checks, and civil identification programs. Live scans are deployed as a front end to most ABIS systems and include hardware and software that captures and processes fingerprint images prior to submission. The ABIS and Live Scan market is considerably more mature than any other biometric market sector. Increasingly, multiple biometrics are also being incorporated into these systems, augmenting fingerprints with hand/palm prints, facial images and iris patterns.

Internationally, many countries have established or are establishing more secure national identification, driver’s license, passport, border crossing control and voter registration programs and many of these systems are expected to utilize biometric technologies. In addition to protecting citizens, some of these programs are also aimed at helping identify potential terrorist threats. The U.S. established legislation requiring biometric identifiers to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). L-1 offers a range of solutions, products and technologies that can be utilized in national identification and/or passport and border crossing programs to enroll and verify citizens, visitors and potential threats and/or to add biometric identifiers to national identification and/or passport programs. Accordingly the Company believes that international markets provide an opportunity for revenue growth.

While L-1 anticipates consistent opportunities for revenue growth, the following may adversely affect the rate of this growth:

•	The global economic slowdown and its impact on government funding and procurements related to security.

•	Dependence on complex government programs with elongated procurement, sales and implementation cycles.

•	Competition from non-biometric technologies that provide more affordable, but less robust, authentication (such as tokens and smart cards).

•	Privacy and legal challenges relating to biometric identifiers by private citizens and advocacy groups.

•	The potential for changes in government policy relating to privacy issues.

L-1 Identity Solutions 2009 Annual Report | 9

MARKETS AND TRENDS FOR GOVERNMENT SERVICES

The Federal government is the largest consumer of information technology services and solutions in the United States. L-1 believes that the Federal government’s spending on information technology and services will continue to increase in the next several years, driven by the expansion of National Defense and Homeland Security programs, the continued need for sophisticated intelligence gathering and information sharing, increased reliance on technology service providers due to shrinking ranks of government employee technical professionals, and the continuing impact of Federal procurement reform and Office of Management and Budget mandates regarding IT spending. Federal government spending on information technology has consistently increased in each year since 1980.

L-1 believes the following trends will continue to impact spending and dependence on technology and support contractors among the Company’s core intelligence community customers.

The emphasis on counter-terrorism, irregular warfare, Homeland Defense, and combating the spread of weapons of mass destruction remain overarching guiding principles for current and out-year funding priorities. L-1 believes Intelligence Agencies will increase demand for data and text mining solutions to enable them to extract, analyze, and present data gathered from the massive volumes of information available through open sources such as the Internet. This increased focus on National Security, Homeland Security, and intelligence has also reinforced the need for interoperability among the many disparate information technology systems throughout the Federal government. L-1 believes the Department of Defense, Department of Homeland Security and the intelligence community will continue to be interested in systems that strengthen the coordination within and among agencies and departments.

Demand for technology service providers is expected to increase due to the need for Federal agencies to maintain core operational functions while the available technical workforce shrinks. L-1 believes this trend will continue, despite the fact that certain agencies within the Intelligence community have indicated a goal of reducing reliance on contractors. Given the difficulty the Federal government has experienced in hiring and retaining skilled technology personnel in recent years, L-1 believes the Federal government will continue to rely on technology service providers that have experience with government systems, can sustain mission — critical operations and have the required government security clearances to deploy qualified personnel in classified environments.

Alternative choices of contract acquisition vehicles have created market-based environments in government procurement. In recent years, Federal agencies have had increased access to alternative choices of contract acquisition vehicles-such as indefinite delivery/indefinite quantity (ID/IQ) contracts, Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs). These choices have created a market-based environment in government procurement that has increased contracting flexibility and provided government agencies access to multiple channels to contractor services. Contractors’ successful past performance, as well as technical capabilities and management skills, remain critical elements of the award process. L-1 believes that the increased flexibility associated with the multiple channel access, such as ID/IQ contracts, GWACs, GSA schedule contracts and BPAs, will result in the continued utilization of these contracting vehicles in the future, and will facilitate access to service providers to meet the demand for, and delivery of, required services and solutions.

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

L-1 Identity Solutions 2009 Annual Report | 10

The current strategic environment dictates the need for more dependencies in the form of alliances and partnerships. Alliances with large and small companies that have agency mission knowledge and/or established credentials related to specific solutions and services are critical in winning large contracts.

CUSTOMERS

Over 95 percent of L-1 sales are to Federal, State, Local and foreign governments and government agencies. Contracts with governments and agencies generally allow the customer to terminate the contract for convenience or failure of the government to appropriate funds.

For the year ended December 31, 2009, U.S. Federal government agencies accounted for 59 percent of L-1’s consolidated revenues. Historically, L-1 has experienced minimal customer turnover and the Company believes this is a result of its strong solutions and emphasis on customer service and support.

L-1 customers include:

•	Most Federal agencies and branches of the U.S. military.

•	More than 29 international governments.

•	Many State and Local Public Safety Organizations across the U.S., including Department of Motor Vehicles and law enforcement agencies.

•	Many of the traditional large systems integrators.

•	Several commercial enterprises including those in gaming, finance, healthcare and more.

L-1 Growth in International Sales of
Products and Solutions

As a percentage of L-1 revenue, excluding the domestically focused service businesses, L-1’s international sales in products and solutions have grown from 12 percent in 2006 to 14 percent in 2007 to 16 percent in 2008 to 17 percent in 2009. The trend reflects an increased international marketing focus, which we expect to continue.

COMPETITION

The market for L-1 solutions and services is extremely competitive. L-1’s ability to differentiate from the competition is predicated on a number of factors, the most significant of which are described below.

State-of-the-art technologies and solutions that encompass every major biometric modality. L-1 is the only Company that directly offers Fingerprint and Palm print (AFIS/APIS), facial and iris recognition technologies. Accordingly, L-1 can provide a complete turnkey solution. Because of L-1’s in depth knowledge of the core identity technologies, L-1 can offer customers speed of operation and value for identity solutions. Furthermore, L-1 remains at the forefront of innovation through its strong and focused internal development team.

The flexibility to use products and services together as a complete solution or as modular components within an existing solution.  A customer-focused solution set approach enables L-1 to customize and integrate its products and services to solve the unique identity challenges of customers in Federal,

L-1 Identity Solutions 2009 Annual Report | 11

civil, State and Local, criminal, border management and commercial markets.

Strong and tenured relationships with customers and partners.  Today L-1 customers include most Federal agencies and branches of the U.S. military, more than 29 international governments, the majority of U.S. State Departments of Motor Vehicle (DMV) and local law enforcement agencies, and other commercial customers. The pervasiveness of L-1 relationships makes the Company a trusted choice for customers and partners seeking relationships with proven vendors. L-1 is on several teams for Biometric Operations Systems and Services (BOSS) program.

L-1 believes its ability to offer multi-modal identity solutions incorporating finger, face, palm/hand and iris technologies, together with search and matching software to work with large databases, is a significant differentiator for the Company.

The comprehensive nature of L-1 solutions, products and services encompass the full spectrum of identity management needs, including:

•	Delivering the effective means of uniquely identifying individuals through advanced multi-modal biometric recognition technologies.

•	Producing the most highly secure credentials that serves as proof of identity.

•	Providing biometrically-enabled access control for buildings and secure areas.

•	Offering enrollment service centers for fast, accurate electronic civilian fingerprinting and background checks.

•	Delivering government consulting services that address the most important areas of security and intelligence in the U.S. today.

L-1 faces competition from a number of companies that are actively engaged in developing and marketing identity management related solutions and services. Many of L-1’s competitors have greater financial resources than L-1, including large system integrators who may enter markets L-1 competes in.

The markets for L-1 solutions and services are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. L-1 expects competition to increase as other companies introduce products that are more price competitive, may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by L-1. To compete effectively in this environment, L-1 must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

L-1 competes based on technology (with particular emphasis on speed and accuracy), service and support, product quality, price, reliability, capability to work with large database systems and flexibility in accommodating customer technical and business needs.

BUSINESS DEVELOPMENT, MARKETING AND SALES, BIDS AND PROPOSALS

Marketing and Sales

L-1 solutions and services are marketed through a direct sales force, channel partners, and strategic partnerships and alliances.

The direct sales force markets and sells the entire identity solutions and services portfolio. The worldwide sales force delivers solutions and services to markets in North and South America, Europe, the Middle East, Africa, Russia, India and Asia Pacific. A dedicated U.S. Federal sales team in Washington, D.C. markets and sells to U.S. government agencies such as the Department of Defense, Department of State, Department of Justice and Department of Homeland Security, among others. A dedicated team of sales and services professionals operating from locations in Germany, the United Kingdom, Hong Kong, Australia, India, UAE and Switzerland strengthen global sales coverage and access to the international markets.

L-1’s marketing efforts were realigned in 2009 to improve coordination of State and Local offerings across L-1 businesses. The Company also adopted a coordinated team approach to

L-1 Identity Solutions 2009 Annual Report | 12

pursuing intelligence agency opportunities to provide broader and stronger service offerings.

Sales plans are developed by market by division focusing on Federal, State and Local, international and commercial. The emphasis is on maintaining responsibility within the divisional profit and loss centers for accountability of performance.

The sales organizations are supported by functional groups which architect solutions or services and/or design, engineer, source manufacture, market, fulfill and support market-specific offerings. Sales teams are further supported by a professional service group which customizes solutions for each market and a field service group that ensures ongoing performance of L-1 systems.

At the end of 2009, L-1 employed 140 professionals in business development, sales and marketing.

Strategic Partnerships

L-1 has strategic partnerships and distribution channels that broaden coverage and increase market opportunities globally. L-1 established Original Equipment Manufacturer (OEM) distribution arrangements with partners to leverage L-1 technologies. L-1 uses channels of distribution for its document authentication products to expand markets outside of the U.S. L-1 also works with systems integrators, solution providers and service organizations to deliver identity solutions in combination with their core capabilities to expand access to pre-existing relationships, marketing resources and credibility in new markets. Local agents are also utilized to expand L-1’s international access to market opportunities internationally.

Bids and Proposals

The majority of L-1 government services business and much of its solutions business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. However, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose L-1 to inappropriate risk, the Company may seek alternative arrangements or opt not to bid for the work.

L-1 contracts and subcontracts are composed of many contract types, including firm fixed-price, cost reimbursement, time-and-materials, indefinite delivery/indefinite quantity (ID/IQ) and Government Wide Acquisition Contracts (GWACs), the General Services Administration (GSA) schedule and agency specific Blanket Purchase Agreements (BPAs).

The majority of L-1 sales to new customers are the result of competitive bidding for contracts pursuant to public sector procurement rules. In some cases, L-1 may be competing with an entity that has a pre-existing relationship with a potential customer, which could put L-1 at a significant competitive disadvantage. In other cases, L-1 may have pre-existing relationships with customers, which gives the Company an advantage over the competition. All material bids and proposals are subject to review and approval by senior corporate management prior to submission.

RESEARCH AND DEVELOPMENT

Research and development activities are organized into centers of excellence located across, and managed by the Company’s divisions, primarily the Biometrics and Secure Credentialing Divisions.

The research and development team totals approximately 260 developers, scientists and engineers distributed among these centers. Activities are coordinated at the corporate level under the Company’s Chief Strategic Officer to ensure support of the overall innovation goals and mission of L-1 and the realization of synergies in the research and development investment.

Research and development efforts are focused on critical components for advanced technology identity solutions. These include, but are not limited to:

•	Proprietary software that addresses image capture.

•	Image processing.

•	Face, iris, fingerprint and palm recognition.

L-1 Identity Solutions 2009 Annual Report | 13

•	Biometric fusion logic and intelligent decision making.

•	Information retrieval from identity databases.

•	Scalability of search and the accuracy of searching and matching algorithms within very large databases.

•	Document authentication.

The Company invests in the development of capture technologies for finger, palm and iris. L-1 maintains an active program for the development of new security features for credentials.

L-1 believes the next generation biometric matching algorithms for fingerprint, facial, and iris recognition technology will be more reliable and cost effective than current technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and iris templates on smart cards and similar storage devices. In addition, L-1 focuses on expanding its capabilities in solutions for the civil identification, criminal identification and border management markets.

The Company benefits from the development activities of manufacturers of the components integrated into L-1 systems. This includes cameras, database software and computers. L-1 performs research and development for customers, including efforts for the U.S. government and its agencies.

Gross research and development expenditures aggregated to $46.9 million for the year ended December 31, 2009 compared to $43.0 million in the prior year. Virtually all of L-1 research and development costs are attributable to the Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 15 percent for years ended December 31, 2009 and 2008.

INTELLECTUAL PROPERTY

L-1 relies on patent, copyright, trademark and trade secrets and contract law to establish and maintain proprietary rights in technology products and manufacturing processes. The success of the business will depend in part on this proprietary technology and protection of that technology.

While intellectual property rights are important to success, L-1 believes that neither its business as a whole, nor any business segment is materially dependent on any particular patent, trademark, license or other intellectual property right.

The Company owns a portfolio of 219 U.S. and foreign patents. In addition, L-1 has 160 U.S. and foreign patent applications in process for biometrics and document authentication technologies. While the duration of patents varies, the Company believes that the duration of its patents is adequate relative to the expected lives of L-1 products. L-1 owns the registered trademarks for “L-1” and “L-1 Identity Solutions”, and owns a broad portfolio of other vital registered and pending trademarks in the U.S. and foreign jurisdictions.

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

For contracts with indefinite quantities, backlog reflects estimated quantities based on current activity levels. Backlog will not necessarily result in future revenue because firm orders may be cancelled, firm orders from governmental agencies are subject to funding options, appropriations may not be exercised by the customers, and the quantities ordered, the volume of transaction processed or services to be provided may be less than estimated. Backlog includes deferred revenues.

Contractual arrangements could be cancelled by customers without penalty for lack of performance. Contracts terminated by customers for convenience generally would result in recovery of actual costs incurred and profit, if any, on work performed through the date of cancellation.

L-1 Identity Solutions 2009 Annual Report | 14

L-1 Backlog of $1.3 Billion

At December 31, 2009 backlog, determined as described above, approximated $1.3 billion, of which approximately $510.0 million is expected to be realized in 2010.

Revenues from backlog, together with other recurring revenues not in backlog, are expected to be approximately $645.0 million or 87 percent of 2010 expected revenues.

MANUFACTURING

L-1 engineers and designs the hardware products it sells and develops much of the software embedded in them. Except as described below with respect to secure credentials, L-1 either limits manufacturing activities to the assembly, repair, and testing of these products, or manages production through contract manufacturers. In either case, L-1 qualifies suppliers for the core components which typically have established supply chains. L-1 believes this permits rapid expansion of production capacity to meet any significant increase in product demand and minimizes both development costs and the cost of scaling of manufacturing capabilities.

L-1 believes that these costs will decline if manufacturing volumes increase. L-1 engineers, designs and produces most of the card products used for the production of secure credentials that have proprietary features or functionality and which account for over 50 percent of L-1 credentialing volume. L-1 purchases the remaining card products from established sources. L-1 produces driver licenses for 21 States in secure central issuance facilities in Texas, Florida, North Carolina, Pennsylvania, Indiana, California, Georgia, and Washington. In 2010 the Company expects to open a new central issuance facility in Massachusetts to accommodate States converting, or expected to convert, to central issuance in 2010 and 2011. L-1 also produces the Mexican voter identification credentials in a central issuance facility in Mexico City.

L-1 purchases certain components, sub-assemblies and finished products used in manufacturing and supply chain operations from sole source suppliers. While L- 1 is careful to partner with stable, reliable suppliers, the partial or complete loss of supplies available from sole sources or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and product shipments which may result in the assessment of liquidated damages in certain contracts and which may require the incurrence of development and other costs to establish alternative sources of supply. While L-1 makes every effort to maintain inventory of sole sourced components at the appropriate level, it may take the Company several months to locate alternative suppliers if required, or redesign products to accommodate components from different suppliers.

SEASONALITY

In general, the L-1 business is not seasonal. However, because most of its government consulting services revenue is earned on a time and material and fixed price level of effect basis, the Company is impacted by holidays and vacations taken by employees.

L-1 also is impacted by the fiscal funding and appropriation cycles of major customers. For example, the U.S. government’s fiscal year ends on September 30 of each year, and it is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, delays can occur in procurement of products and services, and such

L-1 Identity Solutions 2009 Annual Report | 15

delays can affect L-1 revenue and profit during the period of delay.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

For the years ended December 31, 2009, 2008 and 2007, foreign and export sales were approximately $56.0 million, $47.7 million, and $29.0 million, respectively.

Foreign operations and export sales may increase in relative and absolute terms in the future due to L-1’s increased focus on markets outside the United States. See Note 12 to L-1’s consolidated financial statements for additional information.

2007 – 2009 L-1 Foreign Operations and Export Sales

REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

See Note 12 of Consolidated Financial Statements provided in response to Item 8 of this annual report on Form 10-K.

RECENT ACQUISITIONS

During 2009, L-1 did not consummate any acquisitions. In 2008, L-1 acquired Bioscrypt Inc. and the ID Systems business of Digimarc Corporation. In 2007, L-1 acquired Advanced Concepts Inc., McClendon Corporation and ComnetiX Inc. See Note 13 of L-1’s Consolidated Financial Statements provided in response to Item 8 of this annual report on Form 10-K.

CAPITAL REQUIREMENTS

L-1’s most significant capital requirements arise primarily from acquisitions in support of its business strategy, capital expenditures for new secure credentialing contracts, expenditures for research and development and working capital needs. For example, L-1 must commit to provide up-front capital expenditures in order to install systems necessary to perform when bidding on new State driver’s license contracts. The most significant capital expenditures are related to the Secure Credentialing business, which has increased in size and scope due to the acquisition of the ID Systems business of Digimarc Corporation (“Old Digimarc”) in August 2008. Accordingly, L-1 expects capital requirements to increase as the Company bids on and is awarded new contracts or as contracts are renewed. In 2009, L-1’s capital expenditures increased to $55.0 million compared to $22.5 million in 2008 and are expected to increase to $60.0 million in 2010 as L-1 is required to fund capital expenditures for contracts awarded and expected to be awarded. L-1 expects capital expenditures to decline significantly in 2011, as it completes the build out of systems for recently awarded contracts.

L-1 expects to meet L-1’s capital requirements from operating cash flows. See Item 7, Liquidity and Capital Resources.

ENVIRONMENTAL PROTECTION REGULATIONS

L-1 believes that compliance with Federal, State and Local environmental regulations will not have a material adverse effect on the Company’s financial position or results of operations.

EMPLOYEES

As of December 31, 2009, L-1 had 2,339 full time employees. No employees are covered by collective bargaining agreements. The Company believes that its relations with employees are good.

OFFICERS

L-1 executive officers are appointed by the Board of Directors and serve until their successors have been duly appointed and qualified.

L-1 Identity Solutions 2009 Annual Report | 16

Robert V. LaPenta, 64, has served as the Chairman of the Board since December 2005, President and Chief Executive Officer of L-1 since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996 when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1991. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

Dr. Joseph Atick, 45, joined L-1 in August 2006 as Executive Vice President and Chief Strategic Officer effective with the merger of Identix with L-1. Prior to that, he served as President & Chief Officer of Identix since June of 2002. Prior to that, he had co-founded one of the original facial recognition companies, Visionics Corporation. Over the years, Dr. Atick co-founded and managed several companies focused on technology transfer and development, and has served as a technical advisor to many high-tech enterprises and organizations, including NATO. He had also led the Computational Neuroscience Laboratory at Rockefeller University and the Neural Cybernetics Group at the Institute for Advanced Study in Princeton, New Jersey. Dr. Atick holds a Ph.D. in Mathematical Physics from Stanford University.

James A. DePalma, 58, joined L-1 as Executive Vice President, Chief Financial Officer and Treasurer effective with the merger of Identix with L-1. He brings three decades of operational and finance experience in the defense and technology industries to his role within the Company. Prior to joining L-1, Mr. DePalma was a founding partner of L-1 Investment Partners. Prior to the formation of L-1 Investment Partners, Mr. DePalma served as a consultant to L-3 Communications Holdings, Inc. and was Chief Executive Officer of Core Software Technology, a leading software provider to the intelligence community and an equity investment of L-3 Communications Holdings, Inc. Mr. DePalma has also held high level executive positions with Westinghouse Electric Corporation, CBS Corporation and Viacom International. He also was a senior partner at PricewaterhouseCoopers.

Doni L. Fordyce, 50, joined L-l as Executive Vice President of Corporate Communications effective with the merger of Identix with L-1. Prior to August 2006, she was a founding partner of L-1 Investment Partners and brings two decades of senior executive and investment management experience to the Company, serving most recently as Chief Executive Officer, President and Chief Operation Officer of Bear Stearns Asset Management (BSAM) Inc. Prior to that Ms. Fordyce was Vice President of Goldman Sachs Inc. from 1986 to 1996 where she was one of the founders of the asset management business. She has also worked in IT solutions consulting, specializing networking, data management and printing for investment banks and financial institutions.

Mark S. Molina, 50, joined L-1 in August 2006 as Executive Vice President, Chief Legal Officer and Secretary in August 2006 effective with the merger of Identix with L-1. Prior to joining L-1, he was Executive Vice President, Chief Legal Officer and Secretary at Identix, which he joined as Vice President and General Counsel in 1999. Mr. Molina is a business and technology lawyer with over 20 years experience structuring and negotiating mergers, acquisition, dispositions, joint ventures, technology licenses, financings and investments. He has considerable experience with public offerings and private placements as well as SEC reporting compliance and obligations of publicly traded companies.

L-1 Identity Solutions 2009 Annual Report | 17

Joseph Paresi, 54, joined L-1 in August 2006 as Executive Vice President and Chief Marketing Officer effective with the merger of Identix with L-1. He was a founding partner of L-1 Investment Partners LLC. Mr. Paresi brings three decades of executive management, product development, and design engineering experience in the technology and defense industries to his role with the Company. Prior to joining L-1 Investment Partners, he served as Corporate Vice President of product development for L-3 Communications and as President of L-3 Security & Detection Systems from 1997 to 2005.

Vincent A. D’Angelo, 65, joined L-1 as Senior Vice President of Finance in August 2006 effective with the merger of Identix with L-1. Prior to that, he was a consultant for L-1 Investment Partners. Prior to that, Mr. D’Angelo was a Senior Audit Partner with PricewaterhouseCoopers for more than 35 years where he was involved in all facets of the business, including client service, management, operations, governance, SEC filings, and mergers and acquisitions.

There are no family relationships among any of L-1’s executive officers and directors.

On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

INTERNET WEBSITE

L-1 maintains a corporate website with the address www.L1id.com. Its intended use is as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations — Events and Presentations.” Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

L-1 is not incorporating information contained in the website by reference into this Annual Report on Form 10-K. The Company makes available, free of charge through the website, its Annual

Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnish such material to, the Securities and Exchange Commission.

Materials filed with the SEC can be read or copies at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which L-1 operates and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that management, we or L-1 “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones L-1 faces. Additional risks and uncertainties, including those not presently known to L-1 or that the Company currently deems immaterial, may also impair the business. L-1 expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

L-1 Identity Solutions 2009 Annual Report | 18

BUSINESS RISKS

L-1 has a history of operating losses. L-1 has a history of operating losses before income taxes. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At December 31, 2009, L-1 had an accumulated deficit of approximately $627.4 million. L-1 will continue to invest in the development of secure credential and biometric technologies, as well as government services and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.

Over 95 percent of L-1 revenue is from government contracts which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue. More than 95 percent of L-1’s business involves providing solutions and services under contracts with U.S. Federal, State, Local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in commercial transactions.

For example, government contracts may:

•	Include provisions that allow the government agency to unilaterally terminate the contract without penalty under some circumstances.

•	Be subject to purchasing decisions of agencies that are subject to political considerations.

•	Include bonding requirements.

•	Be subject to onerous procurement procedures.

•	Be subject to cancellation or reduction if government funding becomes unavailable or is cut back.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder. Protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to L-1 could result in materially adverse revenue volatility, making management of inventory levels, cash flows and profitability inherently difficult. Outright loss of any material government contract through the protest process or otherwise, could have a material adverse effect on financial results and stock price.

In addition, government contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on meeting customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood by L-1 at the time of acceptance of the order, and may require the incurrence of unexpected costs that may be uncompensated and could negatively affect profit margins and liquidity.

Government contracts are subject to continued appropriations by Congress and availability of funding for State and Local programs. Reduced funding or changes in procurement policies that curtail the use of outside contractors could result in terminated, delayed or de-scoped contracts with L-1 and adversely affect the ability for L-1 to meet sales and earnings goals. For the year ended December 31, 2009 and 2008, U.S. Federal government agencies, directly or indirectly, accounted for 59 percent and 64 percent of L-1 consolidated revenues, respectively. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions. In addition, while spending authorizations for intelligence and defense-related programs by the Federal government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia,

L-1 Identity Solutions 2009 Annual Report | 19

future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where L-1 does not currently provide services. Current Federal government spending levels for defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities.

Recently the Federal government has indicated a goal of reducing the use of contractors in certain areas and “in-sourcing” the related functions. These initiatives may adversely impact the growth of portions of L-1 government services businesses.

Similar to Federal government contracts, State and Local government agency contracts may be contingent upon availability of funds provided by Federal, State or Local entities. In the current economic environment, many States may reduce expenditures which may result in cancellation or deferral of projects. State and Local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenue and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flows and profitability inherently difficult. In addition, if L-1 is successful in winning such procurements, there may be unevenness in delivery schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

The full amount of L-1 revenues reflected in backlog may not be realized, which could harm operations and significantly reduce future revenues. There can be no assurances that backlog estimates will result in actual revenues in any particular fiscal period because clients may modify or terminate projects and contracts and may decide not to exercise contract options or estimate of quantities may not materialize.

L-1 backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by clients and/or is subject to contract modification or termination. Due to current economic environment and potential spending constraints experienced by State and Local governments, in particular, realization of backlog may be adversely impacted. At December 31, 2009, L-1 backlog was approximately $1.3 billion of which approximately $510.0 million is expected to be realized in 2010. Revenues from backlog, together with other recurring revenues not in backlog comprise $645.0 million or 87 percent of expected 2010 revenues. These estimates are based on L-1 experience under such contracts and similar contracts, and the Company believes such estimates to be reasonable in the circumstances. However, L-1 believes that the estimate of revenues reflected in backlog for the following twelve months will generally be more reliable than estimate for periods thereafter.

If L-1 does not realize a substantial amount of backlog, operations could be harmed and expected future revenues could be significantly reduced.

Quarterly results are difficult to predict due to factors including long sales cycles; if quarterly financial expectations are missed, the L-1 stock price could decline. Quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. The sales cycle for solutions and services is typically long and subject to a number of significant risks and potential delays over which the Company has no or little control. While potential customers are evaluating L-1 products, the Company may incur substantial selling and marketing costs and expend significant management resources in an effort to obtain sales order and contracts that may never materialize. In addition, as operating expenses are based on anticipated revenue levels, fluctuations in revenues as a result of the timing of contract awards and the exercise of

L-1 Identity Solutions 2009 Annual Report | 20

options and task orders can cause operating results to vary significantly between periods. Factors which may delay procuring decisions include:

•	Time required for a prospective customer to recognize the need for L-1 solutions.

•	Timing of appropriation of funds by governments.

•	Political and economic uncertainties.

•	Customer requirements for customized features and functionalities.

•	Turnover of key personnel at existing and prospective customers.

•	Customer internal budgeting and processes.

•	Customer internal procedures for the approval of large contracts.

•	Protest processes affecting government contract awards which may be initiated by competitors.

Due to the factors described above, operating results in some periods may be below the guidance provided and may not meet investor expectations. If this happens, the market price of L-1 common stock could be adversely impacted. Fluctuations in future quarterly operating results may also be caused by many other factors, including:

•	The size and timing of new contract awards and customer orders which may be received unevenly throughout a fiscal year.

•	The mix of revenues between solutions and services.

•	The application of new accounting standards or interpretations.

•	Cancellation or modification of contracts or changes in contract revenue estimates.

•	Contract performance delays.

L-1’s exploration of strategic alternatives may not result in any sale transaction. In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore alternatives to enhance shareholder value. At this time, there can be no assurance that the exploration of strategic alternatives will result in any sale transaction, the timing of such a sale transaction, or whether a significant premium to current market trading prices for L-1’s common stock can be obtained as part of any such transaction.

L-1 may be unable to obtain additional capital required to finance acquisitions due to continuing adverse market conditions and the Company must fund substantial capital expenditures for the secure credentialing business. One of the components of the L-1 strategy is growth through strategic acquisitions. In addition, the installation of secure credentialing systems requires significant capital expenditures. The need to fund such capital expenditures has increased following the acquisition of the secure credentialing business of Digimarc.

For the twelve months ended December 31, 2009, capital expenditures increased to $55.0 million, as compared to $22.5 million in the corresponding period of the prior year and are expected to increase to $60.0 million in 2010. While L-1 expects to fund capital requirements primarily from operating cash flows, in the near term, cash otherwise available to fund strategic opportunities and prepay long-term debt is reduced. At December 31, 2009, L-1 had cash and cash equivalents of $6.6 million and availability under the line of credit of $123.0 million, net of borrowings and letters of credit, subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate capital resources to meet current working capital and capital expenditure requirements and has been successful in the past in obtaining financing for acquisitions, L-1 expects to have increased capital needs as it continues to expand its business.

In addition, the ability to execute the Company’s acquisition strategy may be adversely affected by the current market conditions which may continue over a prolonged period. The Company may be unsuccessful in raising additional financing to fund growth or it may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a

L-1 Identity Solutions 2009 Annual Report | 21

material adverse effect on the growth strategy, financial performance and stock price and could require the Company to delay or abandon expansion.

Covenants in the Company’s credit facility may restrict financial and operating flexibility. L-1 maintains a credit agreement with Bank of America N.A. The agreement provides for up to $435 million in available borrowings through 2013, pursuant to which $123 million is currently available, subject to continuing compliance with debt covenants. Under the agreement, L-1 is required to maintain specific financial covenants related to a leverage ratio and fixed charge coverage. The agreement also places limitations on additional borrowings, mergers and related-party transactions, on payment of dividends and with respect to capital expenditures. Borrowings under the agreement are collateralized by Company’s assets and bear interest at the Eurodollar Rate, or the lender’s base rate, plus market-rate spreads that are determined based on the Company’s leverage ratio calculation.

The ability to satisfy these financial ratios can be affected by events beyond the Company’s control and it cannot assure meeting these ratios. Default under the credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. L-1 has pledged substantially all of its assets to secure the debt under the credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the business if the creditors determine to exercise their rights. The Company also may incur future debt obligations that might subject L-1 to restrictive covenants that could affect financial and operational flexibility, restrict ability to pay dividends on common stock, or subject L-1 to other events of default.

L-1 is subject to government regulation and failure to comply with applicable regulations could subject the Company to penalties that may restrict its ability to conduct business. L-1 is affected by and must comply with various government regulations that impact operating costs, profit margins and the internal organization and operation of the business.

Failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of government contracts or disqualification as a U.S. government contractor, all of which could adversely affect the business, financial condition and results of operations. Among the most significant regulations affecting the business are:

•	Export control regulations.

•	Federal Acquisition Regulation, or the FAR, and agency regulations supplementing the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts.

•	Truth in Negotiations Act that requires certification and disclosure of all cost and pricing data in connection with contract negotiations.

•	Foreign Corrupt Practices Act.

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

•	Laws and regulation established to protect the privacy and personal information of employees and third parties.

These regulations affect how L-1 and its customers do business and, in some instances, impose added costs to L-1. Any changes in applicable laws and regulations could restrict the ability for L-1 to conduct business. Any failure by L-1 to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension, debarment or disqualification from contracting with the Federal, State and Local governments.

The Company could be adversely affected by a negative audit by the U.S. government. U.S. government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The U.S. government also

L-1 Identity Solutions 2009 Annual Report | 22

reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, L-1 may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, L-1 could suffer serious reputational harm if allegations of impropriety were made.

Biometric technologies have not yet achieved widespread commercial acceptance and the strategy of expanding the biometric business could adversely affect L-1 business operations and financial conditions. L-1’s strategy includes the enhancement of the Company’s leadership in biometric technologies. Pursuing this strategy involves risks. For example, to date biometric technologies have not yet gained widespread commercial acceptance. Although there has been more commercial activity recently, there is no assurance that this activity will continue or expand. Some of the obstacles to the use of biometric technologies include a perceived loss of privacy and public perceptions as to the usefulness of biometric solutions. Whether the market for biometric technologies and solutions expands is dependent upon factors such as:

•	National or international events which may affect the need for or interest in biometric solutions or services.

•	The cost, performance and reliability of the solutions and services and those of the competition.

•	Customer perception of the perceived benefit of biometric solutions and services and satisfaction with solutions and services.

•	Public perceptions regarding the confidentiality of private information.

•	Proposed or enacted legislation related to privacy of information.

•	Marketing efforts and publicity regarding these solutions and services.

•	Competition from non-biometric technologies that provide more affordable, but less robust, authentication (such as tokens and smart cards).

•	Privacy and legal challenges relating to biometric identifiers driven by private citizens and advocacy groups.

•	The potential for changes in government policy regarding privacy issues with a new executive branch administration.

L-1 does not know when, if ever, biometric solutions and services will gain widespread commercial acceptance. Certain groups have publicly objected to the use of biometric solutions and services for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security solutions. Biometric technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric technologies gain wide market acceptance, L-1 biometric solutions and services may not adequately address the requirements of the market and may not gain widespread commercial acceptance.

L-1 faces intense competition that could result in lower revenues and higher R&D expenditures and could adversely affect results of the Company’s operations. Since the events of September 11, 2001 regulatory and policy changes in the U.S. and abroad have heightened interest in the use of biometric security solutions, and L-1 expects competition in this field, which is already substantial, to intensify.

Competitors are developing and marketing semiconductor ultrasonic and optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions.

L-1 solutions also compete with non-biometric technologies which may be less costly, such as

L-1 Identity Solutions 2009 Annual Report | 23

certificate authorities and traditional keys, cards, surveillance systems and passwords. Widespread adoption of one or more of these technologies or approaches in the markets targeted could significantly reduce the potential market for L-1 systems and solutions. Some competitors have significantly more resources than L-1. Competitors may introduce products that are more price competitive, have increased performance or functionality or incorporate technological advances that L-1 has not yet developed or implemented. To remain competitive, L-1 must continue to develop, market and sell new and enhanced solutions at competitive prices, which will require significant research and development expenditures. If L-1 does not develop new and enhanced solutions or if the Company is not able to invest adequately in research and development activities, the business, financial condition and results of operations could be severely and negatively impacted.

L-1 must keep pace with changing technologies or risk losing existing and new customers. In order to compete effectively in the biometrics market, L-1 must continually design, develop and market new and enhanced products. Future success will depend, in part, upon the Company’s ability to address the changing and sophisticated needs of customers. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. L-1 may not be able to accurately predict which technologies customers will support. If the Company fails to choose correctly among technical directions, or fail to offer innovative solutions at competitive prices in a timely manner, customers may forego purchases of L-1 solutions and purchase those of competitors.

Security breaches in systems sold or maintained by L-1 could result in the disclosure of sensitive government information or private personal information that could result in the loss of customers and negative publicity. Many of the systems included in L-1 solutions manage private personal information and protect information involved in sensitive government functions. The protective security measures that are used in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt business, damage reputation, and expose L-1 to litigation and liability. A party that is able to circumvent protective security measures used in these systems could misappropriate sensitive or proprietary information or cause interruptions or otherwise damage L-1 products, services and reputation, and the property and privacy of customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of systems, L-1 may receive negative publicity, incur liability to customers or lose the confidence of customers, any of which may cause the termination or modification of contracts. Further, insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

L-1 may be required to expend significant capital and other resources to protect the Company against the threat of security breaches or to alleviate problems caused by the occurrence of any such breaches. In addition, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective.

Reliance on external suppliers and contract manufacturers may result in delays and loss of sales or customers. The lead-time for ordering certain products and materials and for building many of L-1 products included in the Company’s solutions can be many months. As a result, L-1 must order such products and materials based on forecasted demand. If demand for solutions lags significantly behind forecasts, L-1 may purchase more products than the Company can sell, resulting in increased cash needs and write-downs of obsolete or excess inventory. In addition, if the delivered product purchases are delayed, the Company may lose customers and sales.

L-1 relies on contract manufacturers to produce hardware products under short term manufacturing arrangements. Although L-1 believes it can find alternative sources for the manufacturing of hardware, any disruption of

L-1 Identity Solutions 2009 Annual Report | 24

contractual arrangements could result in delaying deliveries or in the loss of sales. The Company obtains certain hardware and services, as well as software applications, from a limited group of suppliers. The reliance on these suppliers involves risks, including reduced control over quality and delivery schedules. Any financial instability of suppliers could result in having to find new suppliers. L-1 may experience delays in manufacturing and deliveries of products and services to customers if the Company loses its sources or if supplies and services delivered from these sources are delayed, which could result in the loss of sales or customers.

The market for L-1 solutions is still developing and if the biometrics industry adopts standards or a platform different from L-1’s, then the Company’s competitive position would be negatively affected. The market for identity solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with L-1’s current solutions, products or technologies.

Several organizations, such as the International Civil Aviation Organization, sets standards for travel documents that its member States then put into effect, and the National Institute for Standards and Testing, which is part of the U.S. Department of Commerce, set standards for biometrics to be used in identification and documentation. Although L-1 believes that its biometric technologies comply with existing standards for finger, face and iris recognition, these standards may change and any standards adopted could prove disadvantageous to or incompatible with the L-1 business model and current or future solutions, products and services.

The L-1 plan to pursue sales in international markets may be limited by risks related to conditions in such markets. For the year ended December 31, 2009 L-1 derived approximately 9 percent of total revenues from international sales and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.

Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on financial results and stock price, include those associated with:

•	Regional economic or political conditions.

•	Delays in or absolute prohibitions on exporting solutions, products and services resulting from export restrictions for certain products and technologies.

•	Loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions.

•	Fluctuations in foreign currencies related to the U.S. dollar.

•	Loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks.

•	Liabilities resulting from any unauthorized actions of local resellers or agents under the Foreign Corrupt Practices Act or local anti-corruption statutes.

•	Overlap of different tax structures.

•	Risks of increases in taxes and other government fees.

•	Involuntary renegotiations of contracts with foreign governments.

L-1 expects that it will have increased exposure to foreign currency fluctuations. As of December 31, 2009, accumulated other comprehensive gain includes foreign currency translation gains of approximately $1.2 million.

In addition, L-1 has significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen, Canadian Dollar, and the Euro could result in unexpected fluctuations to results of operations, which could be material and adverse.

If L-1 does not successfully expand direct sales and services organizations and

L-1 Identity Solutions 2009 Annual Report | 25

partnering arrangements, the Company may not be able to increase sales to meet L-1’s growth expectations. L-1 services are sold and licensed through the Company’s direct business development and sales organization. Future success depends on substantially increasing the size and scope of the direct business development and sales force and partnering arrangements, both domestically and internationally. L-1 may face intense competition for personnel, and the Company cannot guarantee that it will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis.

Moreover, given the large-scale deployment required by some customers, L-1 may need to hire and retain a number of highly trained customer service and support personnel. The Company cannot guarantee that it will be able to increase the size of the customer service and support organization on a timely basis to provide the high quality of support required by its customers. The ability to add additional business development and sales and customer service personnel could result in customer dissatisfaction and loss of customers.

The Company relies in part upon system integrators, Original Equipment Manufacturers (OEMs) and distribution partners to sell some L-1 solutions, technologies and services; the Company may be adversely affected if those parties do not actively promote the products or pursue installations that do not use L-1 solutions, technologies and services. A portion of L-1 revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements can often be terminated with little or no notice and subject to periodic amendment.

L-1 intends to continue to seek strategic relationships to distribute, license and sell certain of L-1 products. However the Company may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

If solutions, systems and products are not delivered in a timely fashion or do not perform as promised, L-1 could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm. L-1 often provides complex systems that are required to operate in difficult or sensitive circumstances. The development of such complex systems may be subject to delays or failure to meet performance requirements to customer specifications. The negative effects of any delay or failure to deliver to meet performance requirements could be exacerbated if the delay or failure occurs in systems that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

If a product launch is delayed or is the subject of an availability shortage because of problems with the Company’s ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, L-1 may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects.

There is a risk that for unforeseen reasons L-1 may be required to repair or replace a substantial number of systems in use or to reimburse customers for systems that fail to work or meet strict performance criteria. From time to time, in certain critical or complex sale or licensing transactions, L-1 may be compelled to accept liability provisions that vary from the Company’s preferred contracting model. There is a risk that in certain contracts and circumstances L-1 may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable. L-1 carries product liability insurance, but existing coverage may not be adequate to cover potential claims. Although the Company will deploy back-up systems, the failure of products to perform as promised could result in

L-1 Identity Solutions 2009 Annual Report | 26

increased costs, lower margins, liquidated damage payment obligations and harm to reputation. This could result in contract terminations and have a material adverse effect on business and financial results.

Failure to maintain the proprietary nature of L-1 technology, intellectual property and manufacturing processes could have a material adverse affect on the business and the Company’s ability to effectively compete. L-1 principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect proprietary rights. There is a risk that claims allowed on any patents or trademarks held by L-1 may not be broad enough to protect the Company’s technology. In addition, patents or trademarks may be challenged, invalidated or circumvented and L-1 cannot be certain that the rights granted there under will provide competitive advantages.

Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others.

In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to L-1, or become available in the market at a lower price.

L-1 may be required to expend significant resources to monitor and protect intellectual property rights. The Company may have to litigate to enforce patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on financial results and stock price.

To determine the priority of inventions, L-1 may participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of patents or trademarks.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect L-1’s proprietary rights or intellectual property, including intellectual property developed on the Company’s behalf by foreign contractors or subcontractors may have a material adverse effect on the L-1 business, operations, financial results and stock price.

Legal claims regarding infringement by L-1 or suppliers of third party intellectual property rights could result in substantial costs, diversion of managerial resources and reputational harm. Although L-1 believes that its solutions, products and services do not infringe currently existing and validly issued intellectual property rights of others, the Company might not be able to defend successfully against a third-party infringement claim. A successful infringement claim against L-1, its customers or suppliers could subject the Company to:

•	Liability for damages and litigation costs, including attorneys’ fees.

•	Lawsuits that prevent L-1 from further use of the intellectual property.

•	License intellectual property from a third party that could include significant licensing fees.

•	Develop a non-infringing alternative which could be costly and delay projects.

•	Indemnify clients with respect to losses incurred as a result of the alleged infringement.

•	Establish alternative sources for products supplied to L-1 by third parties.

Failure to prevail against any third party infringement claim could have a material adverse effect on the business and financial results. Even if L-1 is not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention,

L-1 Identity Solutions 2009 Annual Report | 27

termination of customer contracts and harm to the Company’s reputation.

L-1 faces inherent product liability or other liability risks that could result in large claims against the Company. L-1 has inherent risk of exposure to product liability and other liability claims resulting from the use of its products, especially to the extent customers may depend on L-1 products in public safety situations that may involve physical harm or even death to individuals, as well as exposure to potential loss or damage to property. Despite quality control systems and inspection, there remains an ever-present risk of an accident resulting from a faulty manufacture or maintenance of products, or an act of an agent outside of the Company’s or supplier’s control. Even if L-1 products perform properly, the Company may become subject to claims and costly litigation due to the catastrophic nature of the potential injury and loss. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against L-1 could adversely affect operations and financial condition. Although L-1 may have insurance to cover product liability claims, the amount of coverage may not be sufficient.

L-1 is dependent on a small number of individuals and if the Company loses key personnel, the business will be adversely affected. Much of L-1’s future success depends on the continued service and availability of senior management, including the Chairman of the Board, President and Chief Executive Officer, Robert V. LaPenta, and other members of the executive team. These individuals have acquired specialized knowledge and skills with regards to advanced technology identity solutions. The loss of any of these individuals could severely harm the business. L-1 also is highly dependent on the ability to retain, hire and motivate talented highly skilled personnel. Experienced personnel in the advanced technology identity solutions industry are in high demand and competition for their talents is intense. If L-1 is unable to successfully attract, retain and motivate key personnel, the business may be severely harmed.

If L-1 fails to recruit and retain skilled employees or employees with the necessary security clearances, the Company may not be able to perform under government services contracts or win new business. To be competitive, L-1 must have employees with advanced information technology and technical services skills that work well with customers in a government or defense-related environment. Often, these employees require some of the highest security clearances in the United States. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If L-1 is unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted.

In addition, some government services contracts contain provisions requiring L-1 to commit to staff a program with certain personnel the customer considers key to successful performance under the contract. In the event L-1 is unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and the Company may not be able to recover certain incurred costs.

Certain L-1 shareholders have significant relationships with the Company that could result in actions taken that are not supported by unaffiliated shareholders. In connection with the Aston investment in the Company, Aston became the largest shareholder of L-1, currently owning approximately 8.3 percent of L-1’s outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC) has an influence on matters requiring approval by shareholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, L-1 has significant relationships within L-1 Investment Partners LLC and Aston including Mr. Robert V. LaPenta, founder and Chief Executive Officer of L-1 Investments Partners LLC who is Chairman of the Board and Chief Executive Officer and President of L-1.

Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing

L-1 Identity Solutions 2009 Annual Report | 28

and Sales Officer, and Executive Vice President of Corporate Communications, respectively.

L-1 has entered into certain transactions with Aston, L-1 Investment Partners and Mr. LaPenta, including a sublease of office space from L-1 Investment Partners, an agreement in principle to purchase a portfolio Company of Aston at fair market value (if and as approved by the Board of Directors), and a private placement issuance of securities to Mr. LaPenta in connection with his participation in L-1’s $120 million private placement to fund in part the acquisition of the ID Systems business of Digimarc. See Note 4 to the Consolidated Financial Statements, “Related Party Transactions” for a more detailed description of these transactions.

Mr. LaPenta also has a significant personal investment in L-1 common stock through his controlling interest in Aston and his direct ownership which, considered in the aggregate, represents beneficial ownership of approximately 14.6 percent of outstanding L-1 common stock. The concentration of large percentages of ownership in any single shareholder, or in any series of single shareholders, may influence the likelihood or timing of any change in control of the Company. Additionally, the sale of a significant number of shares in the open market by single shareholders or otherwise could adversely affect stock price.

ACQUISITION STRATEGY RISKS

Integration of recently acquired businesses may be difficult to achieve and will consume significant financial and managerial resources, which may adversely affect operations. The L-1 operating philosophy is to let acquired businesses operate in autonomous manner subject to corporate oversight but integrating and rationalizing duplicative functions to achieve revenue and cost synergies. The Company may encounter substantial difficulties, costs and delays in integrating the operations recently acquired and future acquisitions such as:

•	Exposure to unknown liabilities of acquired companies or assets.

•	Higher than anticipated acquisition costs and expenses.

•	Assumption of ongoing litigation matters that may be highly complex and involve significant time, cost and expense.

•	Potential conflicts between business cultures.

•	Adverse changes in business focus perceived by third-party constituencies.

•	Disruption of ongoing business.

•	Potential conflicts in distribution, marketing or other important relationships.

•	Potential constraints of management resources.

•	Failure to maximize financial and strategic position by the successful incorporation of acquired technology.

•	Failure to realize acquired technology potential, complete product development, or obtain / secure appropriate protection of intellectual property rights.

•	Loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

The geographic distance between acquired businesses and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. L-1 may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies. The simultaneous integration of these acquisitions may place additional strain on L-1 resources and increase the risk that business may be adversely affected by the disruption caused by the acquisitions. The strategy contemplates acquiring additional businesses, the integration of which may consume significant financial and managerial resources, and could have a severe negative impact on the business, financial condition and results of operations.

Acquisitions could result in future impairment and other charges, which could adversely affect operational results. Although no impairment was recorded in 2009, L-1 recorded impairment charges aggregating $528.6 million in 2008 for goodwill and long-lived assets, primarily related to the biometric businesses. At December 31, 2009, goodwill,

L-1 Identity Solutions 2009 Annual Report | 29

intangible assets and property and equipment amounted to $889.8 million, $102.4 million and $115.5 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments, if any. Nevertheless, management believes that the following factors have contributed to the amount recorded:

•	Technological development capabilities and intellectual capital.

•	Expected significant growth in revenues and profits from the expanding market in identity solutions.

•	Expected synergies resulting from providing multi modal product offerings to existing customer base and to new customers of the combined Company.

The recorded amounts at the purchase date for goodwill and other intangible assets are estimates at a point in time and are based on valuations and other analyses of fair value that require significant estimates and assumptions about future events, including but not limited to projections of revenues, market growth, demand, technological developments, political developments, government policies, among other factors, which are derived from information obtained from independent sources, as well as the management of the acquired businesses and business plans for the acquired businesses or intellectual property.

If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, or unanticipated adverse developments or events occur, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require L-1 to record a charge in the period in which such an impairment is identified, and could have a severe negative impact on its business and financial statements.

If L-1 stock price were to decrease materially from current levels and remain depressed for a sustained period of time, the Company may be required to assess the carrying amount of goodwill and long-lived assets of reporting units before the next scheduled annual impairment test. If at that time the estimated fair values of the reporting units are less than their respective carrying amounts, L-1 would need to determine whether goodwill and long-lived assets would be impaired. Moreover, if economic conditions deteriorate and capital markets conditions negatively impact the valuation of enterprises, the estimated fair values of L-1 reporting units could be adversely impacted, which could result in future impairments.

If L-1 does not achieve expected benefits from completed acquisitions, the price of L-1 common stock could decline. L-1 expects that its consummated acquisitions will enhance leadership in the identity solutions industry through the combination of respective technologies. However, the combination of such technologies might not meet the demands of the customers.

If L-1 technologies fail to meet such demand, customer acceptance of L-1 biometric products could decline, which would have an adverse effect on results of operations and financial conditions. Further, L-1 expects that the additions to solutions offerings will extend current market reach and provide a critical component to the Company’s comprehensive offering for new markets in need of identity solutions. However, there can be no assurance that current customers or customers in new markets will be receptive to these additional offerings. Further, L-1 might not be able to market successfully its products and services to the customers of the businesses acquired. If L-1 solutions offerings and services fail to meet the demands of customers, results of operations and financial condition could be adversely affected.

There is also a risk that L-1 will not achieve the anticipated benefits of the acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, or that such analysts will not perceive the same benefits to the acquisitions as does the Company. If these risks materialize, the L-1 stock price could be adversely affected.

L-1 Identity Solutions 2009 Annual Report | 30

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

L-1 does not own any properties. Significant leasing arrangements are outlined below.

The Corporate headquarters comprises approximately 17,000 square feet of space in facilities located in Stamford, Connecticut. L-1 subleases space from L-1 Investment Partners LLC. The sublease terminates on the earlier of the date that the Company’s Chairman and Chief Executive Officer ceases employment with the Company or March 2015. L-1 uses this property for corporate, administrative and general business needs.

Information about the Company’s leased facilities follows.

	Square	Expire
Location	Feet	Date

Billerica, Massachusetts	90,000	April 2016
Bloomington, Minnesota	59,000	Oct. 2014
Fort Wayne, Indiana	48,000	Jan. 2010
Martinez, California	26,000	Feb. 2011
Chantilly, Virginia	24,000	May 2012
Nashville, Tennessee	21,000	July 2013
Arlington, Virginia	20,000	Dec. 2012
Reston, Virginia	19,000	May 2012
Jersey City, New Jersey	18,000	July 2017
Stamford, Connecticut	17,000	March 2015
Springfield, Illinois	15,000	June 2010
Markham, Canada	15,000	Nov. 2010
Sacramento, California	11,000	Monthly
Forest Park, Georgia	10,000	Jan. 2014
Oakville, Canada	8,000	Jan. 2010
El Segundo, California	8,000	Jan. 2011
Lacey, Washington	8,000	June 2010
Columbia, Maryland	7,000	Dec. 2012
Harrisburg, Pennsylvania	6,000	Sept. 2011
Carrollton, Georgia	5,000	Dec. 2010

L-1 also leases sales and support offices in multiple locations throughout the United States and internationally.

While the Company believes that these facilities are adequate to meet immediate needs, it may become necessary to secure additional space in the future to accommodate any future growth. The Company believes that such additional space will be available as needed in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

OLD DIGIMARC LITIGATION

In connection with the Company’s August 2008 acquisition of Digimarc Corporation, which consisted of its Secure ID Business following the spin-off of its digital watermarking business (“Old Digimarc”), the Company assumed certain legal proceedings of Old Digimarc as described below.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the Federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the Companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the

L-1 Identity Solutions 2009 Annual Report | 31

underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance. On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Notices of appeal of this decision have been filed; the deadline for filing further notices of appeal is February 22, 2010.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934. On

February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On March 12, 2009, after considering motions to dismiss, one filed by thirty moving issuers and the other filed by the underwriters, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The final appellate brief was filed on November 17, 2009; the Ninth Circuit has not indicated whether it will schedule oral arguments. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

L-1 Identity Solutions 2009 Annual Report | 32

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR L-1 COMMON STOCK

L-1 common stock is traded on the New York Stock Exchange under the symbol “ID.” As of February 25, 2010, there were 801 holders of record of L-1 common stock.

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, as applicable, of L-1 common stock during 2009 and 2008 were as follows:

	2009		2008
Quarter	High	Low	High	Low

First Quarter	$8.16	$3.23	$18.54	$10.66
Second Quarter	$9.50	$4.93	$16.02	$12.77
Third Quarter	$8.64	$6.74	$17.22	$11.66
Fourth Quarter	$7.90	$5.67	$15.28	$4.33

DIVIDEND POLICY

L-1 paid no dividends in 2009 or 2008.  L-1 presently intends to retain its cash for use in the operation and expansion of business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, L-1 is prohibited from paying dividends pursuant to its credit agreement with Bank of America, N.A.

RECENT SALES OF UNREGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

None.

L-1 Identity Solutions 2009 Annual Report | 33

STOCK PERFORMANCE CHARTS

The following performance chart assumes an investment of $100 on December 31, 2004 and compares the change through December 31, 2009 in the market price for L-1 common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Comparative Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

The Selected Comparative Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: CACI International, Inc., Cogent, Inc., LaserCard Corporation, AcitvIdentity Corporation, Bio-Key International and ImageWare Systems, Inc.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of L-1’s common stock.

STOCK PERFORMANCE CHART

L-1 Identity Solutions 2009 Annual Report | 34

The following chart supplements the stock performance chart to show the stock performance from October 5, 2005, the day prior that Aston Capital Partners LP announced its investment in L-1, through December 31, 2009 since during this period the Company underwent significant changes in operations and capital structure, including the issuance of $100 million of common stock to Aston, the merger with Identix and acquisitions of IBT, SecuriMetrics, Iridian, SpecTal, ComnetiX, ACI, McClendon, Bioscrypt and Digimarc as well as significant changes in the Board of Directors and management.

SUPPLEMENTAL STOCK PERFORMANCE CHART

L-1 Identity Solutions 2009 Annual Report | 35

ITEM 6.	SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and L-1 audited consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 included in this annual report on Form 10-K . The other financial data has been derived from the audited financial statements for the respective years. The historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2009(1)(3)(4)	2008(1)(2)(3)(4)	2007(1)(2)(3)(4)	2006(1)(3)	2005(3)
	(in thousands, except per share data)

Statement of Operations Data:
Revenues	$650,937	$562,872	$389,507	$164,386	$66,224
Cost of revenues	459,319	394,869	268,431	113,529	47,568

Gross profit	191,618	168,003	121,076	50,857	18,656

Operating expenses:
Sales and marketing	40,004	37,055	27,719	14,430	7,832
Research and development	20,730	25,244	18,482	11,589	4,618
General and administrative	93,855	86,793	62,318	29,953	12,068
Asset impairments and merger related expenses	—	529,683	5,000	22,767	—
Acquisition related expenses and amortization of acquired intangible assets	1,895	2,996	2,519	401	681

Total operating expenses	156,484	681,771	116,038	79,140	25,199

Operating income (loss)	35,134	(513,768)	5,038	(28,283)	(6,543)
Interest income	120	288	407	1,770	362
Interest expense	(41,321)	(27,894)	(14,314)	(1,598)	(159)
Other income (expense), net	(394)	(260)	(508)	(122)	369

Loss before income taxes	(6,461)	(541,634)	(9,377)	(28,233)	(5,971)
Benefit (provision) for income taxes	2,458	(9,960)	25,184	(2,804)	(1,382)

Net income (loss)	(4,003)	(551,594)	15,807	(31,037)	(7,353)
Net loss attributable to non-controlling interest	(195)	—	—	—	—

Net income (loss) attributable to L-1 shareholders	$(4,198)	$(551,594)	$15,807	$(31,037)	$(7,353)

Net income (loss) per share attributable to L-1 shareholders:
Basic	$(0.05)	$(7.12)	$0.22	$(0.71)	$(0.37)

Diluted	$(0.05)	$(7.12)	$0.22	$(0.71)	$(0.37)

Weighted average common shares outstanding:
Basic	85,516	77,518	71,663	43,823	19,630

Diluted	85,516	77,518	72,385	43,823	19,630

Balance Sheet Data:
Current assets, net of current liabilities	$9,403	$24,371	$40,869	$11,658	$77,482
Total assets	1,323,825	1,309,821	1,435,595	1,227,225	294,108
Long-term debt, including current maturities	446,366	448,491	234,918	80,000	215
Equity	730,461	708,480	1,098,749	1,067,085	274,660

L-1 Identity Solutions 2009 Annual Report | 36

(1)	The results reflect the adoption of the accounting standard, Share-Based Payments, effective January 1, 2006.

(2)	See Note 14 to the consolidated financial statements.

(3)	The results of each of the years presented have been materially impacted by acquisitions. See Note 13 to the consolidated financial statements.

(4)	Reflects the retrospective adoption of guidance related to the accounting for convertible debt instruments and guidance related to the expensing of acquisition related costs. See Note 2 to the consolidated financial statements.

L-1 Identity Solutions 2009 Annual Report | 37

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with L-1’s consolidated financial statements and the accompanying notes thereto provided pursuant to “Item 8. Financial Statements and Supplementary Data” contained within this Annual Report on Form 10-K.

OVERVIEW

L-1 Identity Solutions, Inc. (“L-1” or the “Company”) is a provider of technology, products, systems and solutions, and services that protect and secure personal identities and assets. Together with its divisions, L-1 delivers the full range of offerings required for solving complex problems associated with managing identity.

The business is evaluated primarily through financial metrics including revenues, operating income (loss) and Adjusted EBITDA (earnings before, interest expense, net, depreciation and amortization, stock- based compensation expense, asset impairments and provision (benefit) for income taxes), and unlevered free cash flow.

The Company operates in two reportable segments: Solutions and Services.

The Solutions reportable segment consists of the Secure Credentialing and Biometrics / Enterprise Access Divisions. Solutions from these divisions are marketed to Federal agencies, State and Local government agencies (including law enforcement and department of corrections), foreign governments, and commercial entities (such as financial and health care institutions and casinos).

Solutions revenue includes products and related services, which are comprised of hardware, components, consumables and software, as well as maintenance, consulting and training services.

The Services reportable segment includes the Enrollment Services Division and Government Consulting Services group.

Enrollment services perform fingerprinting and process background checks for civilians.

Government Consulting Services includes the businesses of Advanced Concepts (Information Technology Solutions), McClendon (Engineering & Analytical Solutions), and SpecTal (Intelligence Services).

Government Consulting Services offer comprehensive consulting, program management, information analysis, training, security, technology development, and information technology solutions to the U.S. intelligence community.

Depending upon customer needs, identity solutions can be bundled with services offerings to create an integrated solution.

REVENUES

The Secure Credentialing business, which prior to December 15, 2005 comprised L-1’s sole business, generates revenues from the sales of solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from sales of solutions using biometric technologies of other divisions.

The Biometrics/Enterprise Access business generates revenues from the sale of biometric solutions incorporating fingerprint, facial, skin and iris biometrics and system components necessary for the biometric capture and knowledge discovery and the sale of biometrics solutions using proprietary multi-biometric capture devices bundled together with proprietary software and other biometric technologies, as well as sales of licenses and software. The division’s offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification, and related maintenance services. Revenues are generated by sales of hardware, software and maintenance and other services. In addition, the division provides solutions that

L-1 Identity Solutions 2009 Annual Report | 38

include biometrics-based readers used to secure buildings and restricted areas.

The Enrollment Services business generates revenues through the sales of enrollment and background screening products and fingerprinting services principally under long term service contracts.

Government Consulting Services consists of the businesses of Advanced Concepts Inc., McClendon LLC, SpecTal LLC, and generates revenue by providing consulting and information technology services to U.S. intelligence and military communities, principally under long term Federal contracts and subcontracts

L-1 markets its solutions and services primarily to U.S. and foreign, Federal, State and Local government agencies and law enforcement agencies. L-1 also is working to expand the use of its solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, L-1 designs the system, supplies and installs equipment and software and integrates the solution within the entity’s existing infrastructure and provides maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may provide for a fixed price per credential issued as is typical in the driver’s license market. For services contracts, L-1 is compensated at a rate per fingerprint delivered in the case of fingerprinting services or on a time and material, fixed price level of effort and cost reimbursable basis for L-1 government consulting services.

L-1 revenues have grown to $650.9 million in 2009 from $66.2 million in 2005. L-1 growth in revenues is due principally to acquisitions consummated, as well as increased demand for identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics, as well as increased demand for government security services. L-1 anticipates that the U.S. government agencies will continue to be major customers for the foreseeable future. L-1 also expects to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of the Company’s control, such as the level and timing of budget appropriations. Any funding delays or other changes in the rollout of government programs utilizing L-1 solutions, products and services could cause revenues to fall short of expectations.

L-1 revenues increased to $650.9 million for the year ended December 31, 2009 from $562.9 million for the year ended December 31, 2008. Net loss for the year was $4.2 million compared to $551.6 million loss in 2008. The 2009 loss includes $1.0 million for financing costs related to the modification of debt and a provision of $1.2 million related to the suspension of the Registered Traveler program. The 2008 loss includes impairments of long-lived assets of $98.6 million and goodwill of $430.0 million, as well as merger related expenses of $1.1 million. In addition, the 2008 results reflect an increase in the deferred tax valuation allowance of $48.0 million and an income tax benefit of $37.4 million for the tax benefit of the impairment of long-lived assets. Also in 2009, L-1 incurred interest expense of $41.3 million compared to interest expense of $27.9 million in 2008, as a result of increased borrowings to fund the acquisition of Old Digimarc.

ACQUISITIONS

L-1 has pursued strategic acquisitions to complement and expand its existing solutions and services. Acquisitions since January 1, 2007 include:

•	August 2008 acquisition of Old Digimarc, which provides secure credentialing systems to State and Local government agencies.

•	March 2008 acquisition of Bioscrypt, which provides enterprise access products and solutions to government agencies and commercial entities.

L-1 Identity Solutions 2009 Annual Report | 39

•	July 2007 acquisitions of McClendon and ACI, which provide technical, network security and professional services to the U.S. intelligence and military communities.

•	February 2007 acquisition of ComnetiX, which provides an important presence in the fingerprinting services segment in the Canadian market and a complementary base of customers, particularly within the law enforcement community.

The acquisitions have resulted in the consolidation of certain marketing resources, corporate functions of the separate entities and are expected to have a continuing material effect on operations resulting from, but not limited to:

•	Synergies resulting from providing a comprehensive product line to current and future customers.

•	Growth in revenues and profits from expanded markets for identity solutions.

•	Enhancement of technical capabilities resulting from combining the intellectual capital of the acquired businesses.

•	Rationalization of technology costs and research and development activities.

•	Realignment of the businesses to complement each business’ unique capabilities and rationalizing costs.

•	Leveraging the Company’s infrastructure to achieve higher revenues and profitability.

ADJUSTED EBITDA

L-1 uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, goodwill and long-lived asset impairments and stock-based compensation, including retirement plan contributions settled, or to be settled, in common stock. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business and to assess the relative underlying performance of businesses with different capital and tax structures. Management also believes that Adjusted EBITDA provides an additional tool for investors to use in comparing L-1 financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, goodwill and long-lived asset impairments as well as non-operating charges for interest-net and income taxes, investors can evaluate L-1 operations and can compare L-1 results on a more consistent basis to the results of other companies. Management uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, evaluate performance of L-1 business units and management, and to evaluate compliance with debt covenants.

L-1 considers Adjusted EBITDA to be an important indicator of the Company’s operational strength and performance of its business and a useful measure of L-1’s historical and prospective operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, income taxes, goodwill and long-lived asset impairments, and stock-based compensation expense, including retirement plan contributions settled, or to be settled in common stock, all of which impact L-1 profitability, as well as depreciation, and amortization related to the use of long-lived assets that benefit multiple periods. The Company believes that these limitations are compensated for by providing Adjusted EBITDA only with GAAP performance measures and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), or operating income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

L-1 Identity Solutions 2009 Annual Report | 40

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net Income (Loss)	$(4,003)	$(551,594)	$15,807
Reconciling Items:
(Benefit) Provision for Income Taxes	(2,458)	9,960	(25,184)
Interest — net	41,201	27,606	13,907
Stock-Based Compensation Costs	23,665	18,064	11,291
Depreciation and Amortization	37,129	49,412	39,237
Long-lived Asset Impairments and Other	(195)	528,577	5,000

Adjusted EBITDA	$95,339	$82,025	$60,058

REPORTABLE SEGMENTS AND RESULTS OF OPERATONS

L-1 operates in two reportable segments, the Solutions segment and the Services segment. During the first quarter of 2008, L-1 integrated the authentication and identification business of ComnetiX in the Solutions segment and the fingerprinting services business in the Services segment. In 2009, the Company integrated the McClendon segment into the SpecTal segment and is in process of integrating the Enterprise Access segment into the Biometrics segment. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA and unlevered free cash flow. Operating results by segment, including allocation of corporate expenses, for the three years ended December 31, 2009 are as follow (in thousands):

	Year Ended December 31,
	2009	2008	2007

Solutions:
Revenues	$322,512	$280,045	$211,029
Operating Income (Loss)	20,240	(527,958)	(836)
Depreciation and Amortization Expense	29,348	40,928	32,996
Adjusted EBITDA	63,264	48,772	47,165
Services:
Revenues	328,425	282,827	178,478
Operating Income	14,894	14,190	5,874
Depreciation and Amortization Expense	7,781	8,484	6,241
Adjusted EBITDA	32,075	33,253	12,893
Consolidated:
Revenues	650,937	562,872	389,507
Operating Income (Loss)	35,134	(513,768)	5,038
Depreciation and Amortization Expense	37,129	49,412	39,237
Adjusted EBITDA	95,339	82,025	60,058

In 2009, the Solutions reportable segment includes a provision of $1.2 million related to the suspension of the Registered Traveler program. In 2008, the Solutions and Services reportable segments include goodwill and long-lived asset impairments of $527.2 million and $1.4 million, respectively, and the Solutions segment includes merger related severance costs of $1.1 million. In 2007, the Solutions segment includes asset impairments and merger related costs of $5.0 million.

Excluding the above charges, the operating loss for Solutions was $21.4 million in 2009, $0.3 million in 2008 and $4.2 million in 2007. The 2008 and 2007 periods reflect higher intangible amortization of intangible assets. Excluding impairment costs, Services operating income was $14.9 million in 2009, $15.6 million in 2008 and $5.9 million in 2007.

Revenue and EBITDA increases for the Solutions segment are primarily attributable to the acquisition of Digimarc in August 2008 and Bioscrypt in March 2008 as well as organic growth in the business as discussed below. Revenue and EBITDA increases for the Services segment reflect the acquisition of ACI and McClendon in 2007, as well as organic revenue growth of L-1’s SpecTal business and L-1’s Enrollment Services businesses.

L-1 Identity Solutions 2009 Annual Report | 41

DEPENDENCE ON SIGNIFICANT CUSTOMERS

For the year ended December 31, 2009, U.S. Federal government agencies, directly or indirectly, accounted for 59 percent of consolidated revenues. For the years ended December 31, 2008 and 2007, U.S. Federal Government agencies, directly or indirectly accounted for 64 percent and 69 percent of consolidated revenues, respectively. Accounts receivable from U.S. government agencies amounted to $47.4 million and $53.6 million at December 31, 2009 and 2008, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

Comparative results of operations have been affected by the February 2007 acquisition of ComnetiX, the July 2007 acquisitions of ACI and McClendon, the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”).

In addition to the impact of the Acquisitions, the following items impacted operating results, net of related tax effects, if applicable (in millions):

	2009	2008	2007

Goodwill impairment	$—	$(430.0)	$—
Impairment of long-lived assets	—	(61.3)	(3.0)
(Addition) reduction of valuation allowance	0.7	(48.0)	21.8
Merger related costs	(0.4)	(0.7)	—
Costs and provision related to Suspended Registered Traveler Program	(1.5)	(0.8)	—

	$(1.2)	$(540.8)	$18.8

Specific information regarding the impact of the Acquisitions on the results of operations is provided below.

COMPARISON OF 2009 TO 2008

Revenues (in thousands)

	Year Ended December 31,
	2009	2008

Revenues:
Services	$327,253	$282,161
Solutions	323,684	280,711

	$650,937	$562,872

Products and Services Revenues

The following represents details of the products and services for revenues for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

U.S. Federal government services	$249,553	$224,272
Hardware and consumables	116,305	137,590
State and Local government solutions and services	195,237	125,612
Software, licensing fees and other	56,057	46,126
Maintenance	33,785	29,272

Total revenues	$650,937	$562,872

Revenues increased by $88.1 million for the year ended December 31, 2009, of which $59.9 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $28.2 million or 6 percent from the year ended December 31, 2008. The increase from the prior year is a result of increased revenue and new contracts in L-1’s enrollment services and increases in L-1’s government services, both of which are included in L-1’s Services segment.

Approximately 50 percent of L-1 revenues in 2009 and 2008 were derived from long-term service contracts with the U.S. Federal and State governments included in L-1 Services reportable segment. These contracts are fixed unit price contracts for which L-1 is compensated as the Company provides the services, as fingerprints are transmitted to the appropriate government agency for fingerprinting services and on a time and material, fixed price level of effort or cost reimbursable basis for government services.

Approximately 18 percent and 12 percent of L-1 revenues in 2009 and 2008, respectively, were derived from long-term contracts for the production of driver’s licenses and credentials for which L-1 is compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

The remaining revenues, including other revenues from the driver’s licenses contracts which are not based on card production volumes, comprise

L-1 Identity Solutions 2009 Annual Report | 42

32 percent and 38 percent of revenues for the years ended December 31, 2009 and 2008, respectively, and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Most of L-1 research and development and sales and marketing costs are related to generating these revenues.

Cost of Revenues and Gross Margin
(in thousands)

	Year Ended December 31,
	2009	2008

Cost of revenues, excluding items noted below	$420,126	$347,036
Depreciation and amortization expense	23,021	17,098
Amortization of acquired intangible assets	8,446	24,687
Stock- based compensation	7,726	6,048

Total cost of revenues	$459,319	$394,869

Gross profit	$191,618	$168,003

Gross margin	29%	30%

Cost of revenues increased by $64.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, of which $44.4 million is related to the Acquisitions. Excluding the Acquisitions, cost of revenues increased by $20.1 million or 6 percent in 2009 compared to the previous year which is consistent with increased sales. Gross margin for 2009 was 29 percent compared to 30 percent in 2008. The decrease was due primarily to increased revenue from lower margin enrollment and government consulting services, offset in part by the growth in L-1’s higher margin biometrics solutions.

Included in the cost of revenues were $39.2 million and $47.8 million of non-cash charges for the years ended December 31, 2009 and 2008, respectively, which decreased by $8.6 million, reflecting lower amortization in 2009 resulting from intangible asset impairments recorded in 2008, offset by additional amortization related to the Acquisitions. This decrease was offset by higher depreciation resulting from the acquisition of Digimarc and higher stock-based compensation expense. These non-cash charges reduced gross margins by 6 percent and 8 percent for the years ended December 31, 2009 and 2008, respectively.

Sales and Marketing Expenses (in thousands)

	Year Ended December 31,
	2009	2008

Sales and marketing expenses	$40,004	$37,055

As a percentage of revenues	6%	7%

Sales and marketing expenses increased by approximately $2.9 million for the year ended December 31, 2009 compared to the prior year. Excluding the effects of the Acquisitions, sales and marketing expenses decreased by $1.9 million for the year ended December 31, 2009. These decreases are attributable to cost reductions from synergies and rationalization in certain of L-1 businesses, offset by continued investment in increasing sales and international marketing resources. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and Development Expenses
(in thousands)

	Year Ended December 31,
	2009	2008

Research and development expenses	$20,730	$25,244

As a percentage of revenues	3%	4%

L-1 Identity Solutions 2009 Annual Report | 43

Research and development expenses decreased by approximately $4.5 million for the year ended December 31, 2009 compared to the prior year. Excluding the effects of the Acquisitions, research and development expenses in 2009 decreased by $1.7 million. L-1 continues to focus on enhancing L-1 credentialing and biometric solutions offerings while maximizing L-1’s research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues and in other projects. Gross research and development expenditures aggregated to $46.9 million for the year ended December 31, 2009 compared to $43.0 million in the prior year. Virtually all of L-1’s research and development costs are attributable to the Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 15 percent for the years ended December 31, 2009 and 2008. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of L-1 products.

General and Administrative Expenses
(in thousands)

	Year Ended December 31,
	2009	2008

General and administrative expenses	$93,855	$86,793

As percentage of revenues	14%	15%

General and administrative expense increased approximately by $7.1 million for year ended December 31, 2009 compared to 2008, of which approximately $5.8 million is directly related to the Acquisitions. Excluding the effects of the Acquisitions, the increase was $1.3 million over the year ended December 31, 2008 as the Company continues to realize operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses decreased to 14 percent, as compared to 15 percent in the prior year and reflects the impact of improved leverage. General and administrative costs in 2009 also include a provision of $1.2 million related to suspension of the Registered Traveler program. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for L-1’s executive and administrative personnel, professional and Board of Directors’ fees, public and investor relations and insurance.

Asset Impairments and Merger Related Expenses (in thousands)

	Year Ended December 31,
	2009	2008

Asset impairments and merger related expenses	$—	$529,683

In 2008, assets impairments consist of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate principally to the Company’s biometrics businesses included in the Solutions segment. The impairment charges resulted from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008 as well as capital market conditions that adversely impacted valuation of businesses L-1 acquired and the Company’s stock prices and market capitalization. The remaining $1.1 million related to merger related expense for the Old Digimarc acquisition.

L-1 Identity Solutions 2009 Annual Report | 44

Acquisition Related Expenses and Amortization of Acquired Intangible Assets (in thousands)

	Year Ended December 31,
	2009	2008

Acquisition related expenses and amortization of acquired intangible assets	$1,895	$2,996

Acquisition related expenses and amortization of acquired intangible assets decreased by $1.1 million for the year ended December 31, 2009 from the comparable period in the prior year due to impairments recorded in the fourth quarter of 2008 which resulted in lower amortization, offset by $0.6 million in acquisition expenses recorded in 2009.

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2009	2008

Interest income	$120	$288
Interest expense:
Contractual interest	(28,191)	(19,168)
Other financing costs	(13,130)	(8,726)

Net interest expense	$(41,201)	$(27,606)

For the year ended December 31, 2009, net interest expense increased by approximately $13.6 million compared to the prior year as a result of increased borrowings under L-1’s credit facility in August 2008, incurred primarily to fund the Acquisitions, as well as higher interest rates and $1.0 million in costs incurred in connection with the July 2009 modification of L-1’s credit facility.

Other Expense, Net (in thousands)

	Year Ended December 31,
	2009	2008

Other expense, net	$(394)	$(260)

Other expense, net includes realized and unrealized currency transaction gains and losses on foreign currency transactions. The increases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.

Income Taxes (in thousands)

	Year Ended December 31,
	2009	2008

Benefit (provision) for income taxes	$2,458	$(9,960)

The 2009 results reflect an income tax benefit of $2.5 million, primarily reflecting an increase in deferred tax assets as a result of current year temporary differences, net of the utilization of net operating losses to offset estimated net taxable income. At December 31, 2009, the Company had U.S. Federal net operating loss carryforwards of $447.7 million, which may be used to reduce future taxable income. In addition, the Company has $159.5 million of deductible goodwill. Management evaluated the adequacy of the valuation allowance in light of the results for the year based on the cumulative results of operations for the three years ended December 31, 2009, after considering items that do not enter in the determination of taxable income, and the likely future operating results. The review indicated that the recorded valuation allowance related to net operating losses is adequate as of December 31, 2009. Management will continue to evaluate the adequacy of the valuation allowance annually, and when its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income.

The 2008 results reflect an income tax expense of $10.0 million, primarily reflecting an increase in the deferred tax asset valuation allowance of approximately $48.0 million offset by the deferred benefit of $40.5 million primarily related to the impairment of long-lived assets recorded for the year (excluding the impact of the goodwill impairment which is not deductible for income tax purposes), and a current tax provision of $2.4 million. During the fourth quarter of 2008, management evaluated the adequacy of the

L-1 Identity Solutions 2009 Annual Report | 45

valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expected to realize.

Comprehensive Loss (in thousands)

	Year Ended December 31,
	2009	2008

Net loss	$(4,003)	$(551,594)
Changes in accumulated comprehensive income (loss)	1,879	(7,664)

Comprehensive loss	$(2,124)	$(559,258)

The change in comprehensive loss results from the net loss in 2009 of $4.0 million compared to $551.6 million in 2008, (the components of which are described above) changes in the fair value and amortization of derivatives accounted for as hedges which resulted in a net gain of $0.5 million in 2009 and $1.1 million loss in 2008. There were translation gains of $1.4 million and losses of $6.6 million in 2009 and 2008, respectively, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.

COMPARISON OF 2008 TO 2007

Revenues (in thousands)

	Year Ended December 31,
	2008	2007

Revenues:
Services	$282,161	$177,974
Solutions	280,711	211,533

	$562,872	$389,507

Products and Services Revenues

The following details revenues by major categories of products and services for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

U.S. Federal government services	$224,272	$136,328
Hardware and consumables	137,590	126,537
State and Local government solutions and services	125,612	72,969
Software, licensing fees and other	46,126	29,093
Maintenance	29,272	24,580

Total revenues	$562,872	$389,507

Revenues increased by $173.4 million for the year ended December 31, 2008 of which $121.1 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $52.2 million or 15 percent from the year ended December 31, 2007. The increase from the prior year period reflects growth related to L-1’s secure credentialing solutions and government consulting services, offset by lower biometric revenues primarily due to unusually large shipments of biometric products in the fourth quarter of 2007.

Approximately 50 percent and 46 percent of L-1’s revenues in 2008 and 2007, respectively, were derived from long-term service contracts with the U.S. Federal and State governments included in L-1’s Services segment. These contracts are fixed unit price contracts for which L-1 is compensated as L-1 provides the services, as fingerprints are transmitted to the appropriate government agency for fingerprinting services and on a time and material, fixed price level of effort or cost reimbursable basis for government services.

Approximately 12 percent and 8 percent of L-1’s revenues in 2008 and 2007, respectively, were derived from long-term contracts for the production of driver’s licenses and credentials for which L-1 is compensated on a fixed unit

L-1 Identity Solutions 2009 Annual Report | 46

price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

Remaining revenues, including other revenues from the driver’s licenses contracts which are not based on card production volumes, comprise 38 percent and 46 percent of revenues for the years ended December 31, 2008 and 2007, respectively, and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance and services. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Most of L-1’s research and development and sales and marketing costs are related to generating these revenues.

Cost of Revenues and Gross Margin
(in thousands)

	Year Ended December 31,
	2008	2007

Cost of revenues	$347,036	$233,862
Depreciation expense	17,098	6,671
Amortization of acquired intangible assets	24,687	27,095
Stock-based compensation	6,048	803

Total cost of revenues	$394,869	$268,431

Gross profit	$168,003	$121,076

Gross margin	30%	31%

Cost of revenues increased by $126.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, of which $77.3 million is related to the Acquisitions. Excluding the Acquisitions, cost of revenues increased by $49.1 million or 20 percent in 2008 compared to the previous year which is consistent with increased sales. Gross margin for 2008 was

30 percent compared to 31 percent in 2007. The decrease was due to changes in the revenue mix resulting from lower biometric revenues and higher revenues from secure credentialing and services, as well as the impact of non cash charges described below.

Included in the cost of revenues in 2008 were $47.8 million of non cash charges, which increased by approximately $13.2 million from the prior year primarily due to higher depreciation and stock-based compensation charges offset by lower amortization resulting from impairment of long-lived assets which included the acquired intangible assets. Non cash charges reduced consolidated gross margins by 8 percent and 9 percent for the years ended December 31, 2008 and 2007, respectively. Costs of revenues also reflect higher depreciation charges related to the acquisition of Digimarc.

Sales and Marketing Expenses (in thousands)

	Year Ended December 31,
	2008	2007

Sales and marketing expenses	$37,055	$27,719

As a percentage of revenues	7%	7%

Sales and marketing expenses increased by approximately $9.3 million for the year ended December 31, 2008 compared to the prior year, of which the Acquisitions accounted for $8.1 million. Excluding the effects of the Acquisitions, sales and marketing expenses increased by $1.2 million for the year ended December 31, 2008. These increases are attributable to additional investments made to expand L-1’s focus on U.S. government and international opportunities. Sales and marketing expenses consists primarily of salaries and related personnel costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

L-1 Identity Solutions 2009 Annual Report | 47

Research and Development Expenses
(in thousands)

	Year Ended December 31,
	2008	2007

Research and development expenses	$25,244	$18,482

As a percentage of revenues	4%	5%

Research and development expenses increased by approximately $6.8 million for the year ended December 31, 2008 compared to the prior year, of which approximately $4.3 million is due to the Acquisitions. Excluding the effects of the Acquisitions, research and development expenses in 2008 increased by $2.5 million, as L-1 continued to focus on the development of biometric technology. Research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and other products. Research and development expenses consist primarily of salaries, stock-based compensation and related personnel costs and prototype costs related to the design, development, testing and enhancement of L-1 products. Gross research and development expenditures aggregated to $43.0 million for the year ended December 31, 2008 compared to $26.4 million in the prior year. As a percentage of Solutions revenues, gross research and development costs were 15 percent and 13 percent for years ended December 31, 2008 and 2007, respectively. Virtually all of L-1 research and development costs are attributable to L-1’s Solutions segment.

General and Administrative Expenses
(in thousands)

	Year Ended December 31,
	2008	2007

General and administrative expenses	$86,793	$62,318

As percentage of revenues	15%	16%

General and administrative expense increased approximately $24.5 million for year ended December 31, 2008 compared to 2007, of which approximately $20.5 million are directly related to the Acquisitions. Excluding the effects of acquisitions, the increase was $3.9 million over the year ended December 31, 2007 and relates to stock-based compensation expense, legal, accounting and auditing and other professional services. As a percentage of revenues, general and administrative expenses decreased to 15 percent, as compared to 16 percent in the prior year as L-1 continues to leverage L-1’s cost structure over a larger revenue base. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for L-1’s executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Asset Impairments and Merger Related Expenses (in thousands)

	Year Ended December 31,
	2008	2007

Asset impairments and merger related expenses	$529,683	$5,000

In 2008, assets impairments consist of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate principally to the Company’s biometrics businesses included in the Solutions segment. The impairment charges result from the deteriorating economic conditions that manifested themselves in the fourth quarter of

L-1 Identity Solutions 2009 Annual Report | 48

2008 as well as capital market conditions that adversely impacted valuation of businesses L-1 acquired and the Company’s stock prices and market capitalization. The remaining $1.1 million represents merger related expenses related to the Old Digimarc acquisition. In 2007, an impairment charge of $5.0 million was recognized related to certain acquired product lines of the biometrics business.

Acquisition Related Expenses and Amortization of Acquired Intangible Assets (in thousands)

	Year Ended December 31,
	2008	2007

Acquisition related expenses and amortization of acquired intangible assets	$2,996	$2,519

Acquisition related expenses and amortization of acquired intangible assets increased by $0.5 million for the year ended December 31, 2008 from the comparable period in the prior year due to the Acquisitions.

Interest Income and Expense (in thousands)

	Year Ended December 31,
	2008	2007

Interest income	$288	$407
Interest expense:
Contractual interest	(19,168)	(10,015)
Other financing costs	(8,726)	(4,299)

Net interest expense	$(27,606)	$(13,907)

For the year ended December 31, 2008, net interest expense increased by approximately $13.7 million compared to the prior year primarily as a result of the issuance of senior convertible notes in May 2007 and borrowings under L-1’s revolving credit facility and term loan incurred primarily to fund the Acquisitions.

Other Expense, Net (in thousands)

	Year Ended December 31,
	2008	2007

Other expense, net	$(260)	$(508)

Other expense, net includes realized and unrealized currency transaction gains and losses on Yen-denominated purchases, as well as unrealized gains and losses forward currency contracts.

Income Taxes (in thousands)

	Year Ended December 31,
	2008	2007

Benefit (provision) for income taxes	$(9,960)	$25,184

The 2008 results reflect an income tax expense of $10.0 million, primarily reflecting an increase in the deferred tax asset valuation allowance of approximately $48.0 million offset by the deferred benefit of $40.5 million primarily related to the impairment of long-lived assets recorded for the year (excluding the impact of the goodwill impairment which is not deductible for income tax purposes) and a current tax provision of $2.4 million. During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expects to realize.

The 2007 results reflect an income tax benefit of $25.2 million, primarily reflecting the reduction of the deferred tax asset valuation allowance of approximately $21.8 million. During the fourth quarter of 2007, management determined that based on the cumulative results of operations

L-1 Identity Solutions 2009 Annual Report | 49

for the three years ended December 31, 2007, after considering items that do not enter in the determination of taxable income, and the expected future operating results, it is more likely than not that the Company will realize a substantial portion of the tax benefits of its net operating loss carryforwards. As a result, the Company reduced its previously recorded deferred tax asset valuation allowance to reflect the estimated benefits it expected to realize.

Comprehensive Income (Loss) (in thousands)

	Year Ended December 31,
	2008	2007

Net income (loss)	$(551,594)	$15,807
Changes in accumulated comprehensive income (loss)	(7,664)	5,722

Comprehensive income (loss)	$(559,258)	$21,529

The change in comprehensive income (loss) results from the net loss in 2008 of $551.6 million compared to $15.8 million net income in 2007, the components of which are described above, as well as foreign currency translation losses of $6.6 million and gains of $5.7 million in 2008 and 2007, respectively, resulting from the strengthening of the U.S. dollar in 2008 and the weakening in 2007 relative to foreign currencies which include the Euro and the Canadian Dollar. Also in 2008, L-1 recorded an unrealized loss of $1.1 million, net of related tax effect of $0.7 million, in comprehensive income for the fair value of an interest rate protection agreement.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

The Company’s most significant capital requirements are capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to L-1’s Solutions segment. Generally, new State driver’s license contracts provide for up front capital expenditures necessary to perform under the contract. As expected, with the acquisition of Old Digimarc, L-1’s capital requirements have increased as L-1 has bid on and was awarded new contracts or as contracts have been renewed. In 2009, L-1’s capital expenditures increased to $55.0 million compared to $22.5 million in 2008 and are expected to increase to $60.0 million in 2010 to fund capital expenditures for contracts awarded and expected to be awarded. L-1 expects capital expenditures to decline significantly in 2011 as we complete the build out of systems from recently awarded contracts. L-1 expects to fund L-1’s capital requirements primarily with operating cash flows.

Liquidity

As of December 31, 2009, L-1 had $9.4 million of working capital including deferred income taxes of $11.5 million, $6.6 million in cash and cash equivalents and current maturities of long term debt of $27.1 million. In addition, L-1 has financing arrangements, as further described below, available to support L-1’s ongoing liquidity needs, pursuant to which L-1 has available $123.0 million at December 31, 2009 under L-1’s revolving credit facility, subject to continuing compliance with debt covenants. L-1 believes that its existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet L-1’s operating and debt service requirements for the next 12 months. However, it is likely that L-1 will require additional financing to execute acquisitions and in that connection, L-1 evaluates financing needs and the terms and conditions and availability under L-1’s credit facility on a regular basis and consider other financing options. There can be no assurance that additional debt or equity financing will be available on commercially reasonable terms, or at all. L-1’s ability to meet L-1’s business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors”.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1’s wholly owned subsidiary L-1 Identity Operating, L-1, Bank of

L-1 Identity Solutions 2009 Annual Report | 50

America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.

On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loans and Tranche B-2 Term Loans. The Tranche B-1 Term Loans, with an aggregate principal amount of approximately $148.6 million at December 31, 2009, requires annual principal payments (payable quarterly) of 5 percent of the related original principal amount through September 30, 2009, 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loans, with an aggregate principal amount of approximately $133.5 million at December 31, 2009, require annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. The Company had $4.9 million of borrowings which were outstanding under the revolving credit facility at December 31, 2009.

Under the terms of the amended senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2009, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.00 percent for borrowings under the revolving credit facility.

In addition, L-1 is required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of the borrower and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00. At December 31, 2009, the ratio was 2.35:1:00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be

L-1 Identity Solutions 2009 Annual Report | 51

more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 10, 2010, (ii) 3.00:1.00 from March 11, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At December 31, 2009, the ratio was 2.97:1.00.

Under the terms of the amendment, L-1’s compliance with these financial covenants, through March 31, 2010, will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of each measurement period through March 30, 2010, and after eliminating the effects of certain recently adopted accounting standards.

As of December 31, 2009, the Company has approximately $123.0 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.

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

Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain permitted adjustments (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement) declare all outstanding indebtedness under the Credit Agreement to be due and payable.

The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, which expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR.

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the

L-1 Identity Solutions 2009 Annual Report | 52

agreements. L-1 does not anticipate non-performance by the counterparties.

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. In connection with the issuance of the Convertible Notes, L-1 entered into an agreement with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of L-1’s common stock for approximately $69.8 million. The shares will be delivered in May 2012; however, L-1 settled its obligation at closing for a cash payment.

The Notes are governed by an indenture, dated May 17, 2007 (the “Indenture”), between the Company and the trustee. The Notes will be convertible only under certain circumstances, as described below. If, at the time of conversion, the daily volume-weighted average price per share for a 25 trading day period calculated in accordance with the Indenture (as defined in greater detail in the Indenture, “VWAP”) of the Company’s common stock is less than or equal to $32.00 per share, which is referred to as the base conversion price, the Notes will be convertible into 31.25 shares of common stock of the Company per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events. If, at the time of conversion, the VWAP of the shares of common stock of the Company exceeds the base conversion price of $32.00 per share, the conversion rate will be determined pursuant to a formula resulting in holders’ receipt of up to an additional 14 shares of common stock per $1,000 principal amount of the Notes, subject to adjustment upon the occurrence of certain events and determined as set forth in the Indenture. As an example, if the volume-weighted price per share (VWAP) of the Company stock were to increase to $40.00 per share, the additional shares issuable upon conversion would be 2.8, and the shares issuable per $1,000 principal amount of the Notes would be 34.05.

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving Company.

The Notes bear interest at a rate of 3.75 percent per year payable semiannually in arrears in cash on May 15 and November 15. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012,

L-1 Identity Solutions 2009 Annual Report | 53

subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. The holders may require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020.

Equity Securities

On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”). L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock’) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc. In accordance with its terms, the Series A Preferred Stock was subsequently converted into 1,310,992 shares of common stock. See Note 4 for additional information.

Consolidated Cash Flows

	For the Years Ended December 31,
	2009	2008	2007

Operating activities	$60,602	$52,768	$40,958
Investing activities	(66,246)	(350,919)	(151,919)
Financing activities	(8,521)	310,820	114,055
Effect of exchange rates on cash and cash equivalents	340	(423)	116

Net increase (decrease) in cash and cash equivalents	$(13,825)	$12,246	$3,210

Comparison of 2009 to 2008

Cash flows from operating activities increased by approximately $7.8 million for the year ended December 31, 2009 as compared to the corresponding period of the prior year. Net loss for the year ended December 31, 2009 was

$4.0 million and includes non-cash charges of $37.1 million for depreciation and amortization, $23.7 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $12.1 million for amortization of deferred financing costs, debt discount and other, and $2.9 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $5.4 million for the year ended December 31, 2009 and an adverse impact on cash flows of $7.7 million in the corresponding period in the prior year.

Cash used for acquisitions in 2009, consisting principally of payments of acquisition related costs, totaled $3.7 million for the year ended December 31, 2009, compared to $320.5 million for the same period in the prior year, which was primarily related to the acquisition of Old Digimarc in August 2008. Capital expenditures were approximately $55.0 million and $22.5 million for the years ended December 31, 2009 and 2008, respectively, and are primarily related to L-1’s driver’s license business.

Net cash used in financing activities in 2009 was $8.5 million compared to $310.8 million provided from financing activities in 2008. L-1 repaid $15.1 million of long-term debt during 2009 and had net borrowings of $4.9 million under L-1’s revolving credit facility. L-1 had net borrowings of $206.2 million in 2008 which was primarily used to fund the Acquisitions. L-1 paid debt issuance costs of $0.8 million for the year ended December 31, 2009 compared to $14.0 million in the prior year. In 2008, L-1 repurchased 362,000 shares of L-1’s common stock for $6.2 million and L-1 issued common and preferred stock for net proceeds of $119.0 million.

Comparison of 2008 to 2007

Cash flows from operating activities increased by approximately $11.8 million for the year ended December 31, 2008 as compared to the prior year. L-1’s net loss for the year ended December 31, 2008 was $551.6 million, and includes non-cash items aggregating $612.0 million compared to $31.4 million in

L-1 Identity Solutions 2009 Annual Report | 54

2007 and are comprised of $528.6 million related to long-lived asset impairments, $49.4 million for depreciation and amortization, $18.1 million for stock-based compensation, non-cash income tax charges of $6.9 million, amortization of deferred financing costs and debt discount of $8.7 million and other non-cash charges of $0.3 million. Cash flows from operating activities before changes in operating assets and liabilities reflects the results of operations including the impact of acquisitions. Changes in operating assets and liabilities had the impact of reducing cash and cash equivalents by $7.7 million in 2008 and $6.3 million in 2007.

Cash flows used in investing activities increased by approximately $199.0 million for the year ended December 31, 2008 as compared to the prior year. During 2008, L-1 used $320.5 million in connection with the Acquisitions, net of acquired cash, primarily related to the acquisition of Old Digimarc. The cash paid for acquisitions in 2007, net of cash acquired, approximated $132.8 million and primarily related to the acquisitions of ACI, McClendon and ComnetiX.

Capital expenditures were approximately $22.5 million and $13.0 million for the years ended December 31, 2008 and 2007, respectively, and primarily related to the Company’s driver’s licenses product line. The increase is primarily related to the acquisition of Old Digimarc. Expenditures for the additions to intangible assets were $8.0 million in 2008 and $6.3 million in 2007.

Net cash provided by financing activities in 2008 was $310.8 million compared to $114.1 million in 2007. The proceeds from the issuance of the term loan aggregated $295.0 million and common and preferred stock issued in a private placement resulted in proceeds of $119.0 million, net of financing costs, which were used for the acquisition of Old Digimarc. In addition, net payments under the revolving credit agreement were $84.0 million, and proceeds from the issuance of common stock to employees were $5.5 million, purchases of treasury stock were $6.2 million and payments of financing costs were $14.0 million In 2007, L-1 borrowed $175.0 million by issuing convertible notes and purchased a prepaid forward for $69.8 million.

WORKING CAPITAL

December 31, 2009

Accounts receivable increased by approximately $10.7 million as of December 31, 2009 from December 31, 2008, primarily due to increased revenues over the prior year. Days sales outstanding at December 31, 2009 was 67 days compared to 66 days at December 31, 2008.

Inventory decreased by $5.1 million as of December 31, 2009, compared to December 31, 2008, primarily as a result of planned reductions of L-1’s biometrics and secure credentialing inventories. Inventory is maintained at the levels required to meet expected deliveries of L-1’s credentialing and biometric solutions.

Accounts payable, accrued expenses and other current liabilities decreased by $3.9 million as of December 31, 2009, compared to December 31, 2008, as a result of lower accruals for incentive compensation and benefits and professional fees.

Total deferred revenue decreased by $3.8 million as of December 31, 2009, compared to December 31, 2008, primarily as a result of recognition of revenues related to transactions for which the Company received customer prepayments in 2008.

December 31, 2008

Accounts receivable related to L-1’s March 2008 Bioscrypt acquisition and August 2008 acquisition of Digimarc, (“2008 Acquisitions”) were approximately $18.2 million at December 31, 2008. Excluding the 2008 Acquisitions, accounts receivable decreased by approximately $2.8 million as of December 31, 2008 compared to December 31, 2007, primarily due to improved collections. Days sales outstanding improved from December 31, 2008 to 66 days from 73 days at December 31, 2007.

Excluding $6.6 million related acquisitions, inventory increased by $6.4 million at December 31, 2008 compared to December 31, 2007. The increase related primarily to L-1’s building inventory to meet future contract delivery of multi-modal biometric recognition devices and solutions, fingerprint scanning devices and consumables.

L-1 Identity Solutions 2009 Annual Report | 55

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

CONTRACTUAL OBLIGATIONS

The following table sets forth L-1’s contractual obligations as of December 31, 2009:

		Less than			More than
	Total	1 Year	2-3 Years	3-5 Years	5 Years

Operating lease obligations	$32,421	8,682	12,445	8,083	3,211
Debt and capital lease obligations	$542,281	53,527	295,733	193,021	—

Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and $282.1 million in term loans of which Tranche B-1 bears interest at 6.75 percent and Tranche B-2 bears interest at 7.25 percent. The amount shown includes interest assuming the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loans prior to the repayment of the Convertible Notes as required by the terms of the credit agreement, and reflects the reduced principal repayment schedule required by L-1’s credit agreement amendment.

The Company has consulting agreements with two formerly related parties under which each receives annual compensation of $0.1 million through the earlier of January 2012 or commencement of full time employment elsewhere. In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through June 30, 2014, up to a maximum $27.5 million.

In connection with the merger with Identix Incorporated (“Identix”), Aston Capital Partners, LLC, an affiliated Company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio Company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction to purchase AFIX at this point in time.

L-1 Identity Solutions 2009 Annual Report | 56

Contingent Obligations

L-1 has no material contingent obligations at December 31, 2009.

Off Balance Sheet Arrangements

L-1 does not have any off balance sheet arrangements, transaction, obligations or other relationships with unconsolidated entities that would be expected to have a material effect on L-1’s financial condition, results of operations or cash flows.

Inflation

Although some of L-1’s expenses increased with general inflation in the economy, inflation has not had a material impact on L-1’s financial results to date.

Critical Accounting Policies and Significant Estimates

L-1 prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Consistent with U.S. GAAP, L-1 has adopted accounting policies that L-1 believes are most appropriate given the conditions and circumstances of L-1’s business. The application of these policies has a significant impact on L-1’s reported results of operations. In addition, some of these policies require management to make assumptions and estimates. These assumptions and estimates, which are based on historical experience and analyses of current conditions and circumstances, have a significant impact on L-1’s reported results of operations and assets and liabilities and disclosures of contingent assets and liabilities. The most significant assumptions and estimates relate to the allocation of purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition estimating the useful life of long lived assets, income taxes, contingencies, litigation and valuation of financial instruments, including warrants and stock options. If actual results differ significantly from the estimates reflected in the financial statements, there could be a material effect on L-1’s consolidated financial statements.

Valuation of Goodwill and Other Long-Lived Assets

L-1’s long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2009 the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $115.5 million, $102.4 million and $889.8 million, respectively. As of December 31, 2008, the balances of property and equipment, intangible assets and goodwill, all net accumulated depreciation and amortization, were $81.3 million, $108.3 million and $891.0 million, respectively.

In 2008, L-1 recorded impairments of goodwill and long-lived assets of $430.0 million and $98.6 million, respectively. There were no impairments recorded in 2009, as the estimated fair values of the reportable units significantly exceeded their respective carrying amounts.

L-1 depreciates property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present. If such indicators are present, L-1 compares the related undiscounted cash flows before interest and taxes to the long-lived assets carrying amounts. If the undiscounted cash flows are less than the carrying amounts of an impairment loss is recorded based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is recorded in the period L-1 identified the impairment. Based on L-1’s review of the carrying amounts of the long-lived tangible assets with finite lives, L-1 may also determine that shorter estimated useful lives are appropriate. In that event, L-1 would record depreciation and amortization over shorter future periods, which would reduce L-1’s earnings.

L-1’s most significant balances of property, plant and equipment relate to capitalized costs incurred to build system assets for L-1’s driver’s license contracts. L-1 periodically reviews the estimated useful lives of property and equipment used in State driver’s licenses contracts to assess whether it is probable that the State will exercise

L-1 Identity Solutions 2009 Annual Report | 57

its option to extend contracts and L-1 adjusts the remaining estimated useful lives based on that assessment.

L-1 tests goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. L-1 evaluates goodwill for impairment using the two-step process. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. L-1 estimates the fair value of L-1’s reporting units primarily using the present value of future cash flows, but also considering other factors such as L-1’s market capitalization, an assessment of the fair value of the reporting units based on comparable companies and comparable transactions and multiples.

The date of L-1’s annual goodwill impairment test was October 31, 2009.

Factors L-1 generally considers important and which could trigger an impairment review of the carrying value of long-lived tangible assets and goodwill include the following:

•	Significant underperformance relative to expected operating results.

•	Significant changes in the manner of use of assets or the strategy for L-1’s overall business.

•	Underutilization of L-1’s tangible assets.

•	Discontinuance of product lines by L-1 or its customers.

•	Significant negative industry or economic trends.

•	Significant decline in L-1 stock price for a sustained period.

•	Significant decline in L-1 market capitalization relative to net book value.

Although L-1 believes that the remaining recorded amounts of L-1’s long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2009, future events could cause us to conclude otherwise.

If L-1 stock price were to decrease and remain at that level for a sustained period of time L-1 may be required to assess the carrying amount of goodwill and long lived assets of L-1 reporting units before L-1’s next scheduled annual impairment test. If at that time the estimated fair values of L-1 reporting units are less than their respective carrying amounts, L-1 would need to determine whether L-1 goodwill and long-lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of L-1 reporting units could be adversely impacted, which could result in future impairments.

Purchase Price Allocations of Acquired Businesses

Valuations of acquired businesses requires L-1 to make significant estimates, which are derived from information obtained from the management of acquired businesses, L-1’s business plans for the acquired business or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	Assessments of appropriate valuation methodologies in the circumstances.

•	Future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property.

•	Expected costs to complete any in process research and development projects and commercialize viable products and estimated cash flows from sales of such products.

•	The acquired Companies’ brand awareness and market position.

•	Assumptions about the period of time over which L-1 will continue to use the acquired brand and intangible assets.

•	Discount rates.

L-1 Identity Solutions 2009 Annual Report | 58

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

Revenue Recognition

L-1 revenue is derived primarily from sales to Federal and State government customers, some of which are fulfilled through solutions that include the delivery of consumables, hardware and software components, and related maintenance, technical support, training and installation, as well as fingerprinting, technology and security services. When a customer arrangement does not require significant production, modification or customization of software, or is otherwise not within the scope of the standards applicable to long term contracts revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — L-1 requires evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or purchase order.

•	Delivery has occurred — For products, delivery generally takes place when title to the products, which in certain instances includes hardware and software licenses, are shipped to or accepted by the customer. For services, delivery takes place as the services are performed.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed L-1 standard payment terms.

•	Collection is probable — L-1 evaluates all customers with significant transactions to determine whether collection of the sales price is probable.

Transactions which typically do not involve significant production, modification or customization of software, do not include services considered to be essential to the functionality of the software or otherwise are not within the scope of the standards for long term contracts include:

•	Secure credentialing solutions, primarily to Federal and State government customers.

•	Sale of hardware products and related maintenance and services.

•	Sale of printing system components and consumables including printers, secure coating, ribbon, film, and other parts, primarily to Federal government customers.

•	Sale of portable devices that provide iris, face and fingerprint identification and recognition related maintenance and services.

•	Licenses of off-the-shelf versions of fingerprint, face and iris recognition software and related maintenance and services.

•	Sale of software and software developer kits and related maintenance and services.

•	Services and software to scan, collect and transmit fingerprints for identity and background verification.

•	Sale of document authentication products and services, which typically include sales of hardware, software, maintenance and support.

•	Information technology and security services provided to the U.S. intelligence community.

Many of L-1 sales arrangements include multiple elements. Such elements may include one or more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of standards applicable to software revenue recognition standards, L-1 allocates value to each of the elements based on estimated relative fair value, if fair value exists for each element of the arrangement. For

L-1 Identity Solutions 2009 Annual Report | 59

arrangements within the scope of standards applicable to software revenue recognition standards, which do not involve significant production, modification or customization of software or otherwise include services that are considered essential to the functionality of software L-1 allocates fair value based on vendor specific objective evidence (VSOE) of fair value, which is determined based on the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value if applicable, does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue of maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

For transactions not within the scope of the standards applicable to revenue recognition for long term contracts or software sales, revenue is recognized upon transfer of title for product sales, and performance for services, provided the four revenue criteria listed above are met at that time.

In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained unless acceptance is deemed perfunctory. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Revenues from security and information technology, training and similar services are typically recognized as the services are performed. Software maintenance, hardware maintenance, and technical support for such products, are typically recognized ratably over the contract term, which approximates the timing of the services rendered. Revenues earned pursuant to time and material, fixed price level effort contracts and cost reimbursable contracts are recognized as the services are performed. Revenue from the collection of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to the applicable background vetting agency. Expenses on all services are recognized when the costs are incurred. L-1 contractual arrangements generally do not provide for a right to return.

Revenue from consumables, equipment and hardware sales that require no installation, is recognized in accordance with the terms of the sale, generally when L-1 ships the product, provided no significant obligations remain and collection is deemed reasonably assured. Certain of L-1 hardware sales to end users require installation subsequent to shipment and transfer of title. Recognition of revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the hardware generally does not remain L-1’s responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party to its ultimate customer. Consequently, for sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, L-1 is required to install L-1 products on behalf of L-1 third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of product by the third party distributor is contingent upon successful installation of product.

Revenues from software sales and licenses, including software developer kits are recognized in accordance with standards applicable to software sales. L-1 recognizes revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered

L-1 Identity Solutions 2009 Annual Report | 60

elements of the arrangement and collection fee is deemed probable.

In the event that a multiple element arrangement includes hardware, software and services and the software is more than incidental to the arrangement, but not essential to the functionality of the hardware, L-1 recognizes revenues on the software and non software elements pursuant to the respective standard applicable to software and non software elements.

When multiple-element arrangements include software deliverable and involves significant production, modification or customization of the software, or otherwise involves services that are considered to be essential to the functionality of the software, L-1 applies the accounting standards applicable to long term contracts. When VSOE of fair value exists for the software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support on other services is recognized as the services are performed and the rest of the arrangement is accounted for under accounting standards applicable to long term contracts. When VSOE of fair value is not available for such services the entire arrangement is accounted for under accounting standards applicable to long term contracts and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with standards applicable to long-term contracts, include:

•	Contracts or elements of contracts for the production of driver’s licenses and other identification credentials that require the delivery and installation of customized software.

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition systems for government agencies, law enforcement agencies and commercial businesses.

L-1 also utilizes contract accounting for certain Federal government contracts.

Revenue from long term contracts is recognized using the percentage of completion method. L-1 measures the percentage of completion using either input measures (e.g. costs incurred) or output measures (e.g. contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized based on total milestones billable to the customer less revenue related to future maintenance or services. On contracts where milestones are not used, L-1 generally recognizes revenue on a cost-to-cost basis or as the units are delivered whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. L-1 records costs and estimated earnings in excess of billings under these contracts as current assets.

L-1 contracts related to the delivery of driver’s licenses and identification credentials typically provide that the State departments of motor vehicles, or similar agencies pay a fixed price per credential produced utilizing equipment and systems that L-1 owns, designs, implements and supports.

The price includes charges for materials and the data that is stored on the credentials. Prices for these contracts vary depending among other things:

•	Design and integration complexities.

•	Nature and number of workstations and sites installed.

•	Projected number of credentials to be produced.

•	Size of databases.

L-1 Identity Solutions 2009 Annual Report | 61

•	Cost of consumable materials expected to be used.

•	Level of post-installation involvement.

•	Competitive considerations.

Driver’s licenses or credentials contracts or contract elements within such contracts generally require that L-1 incur up-front costs related to the software, hardware and other equipment. The delivery of the licenses or credentials typically also require us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain the equipment and provide support services. Costs related to the customized software and hardware used in driver’s license contracts are capitalized during the period in which L-1 develops and installs the system and are amortized over the estimated economic life of the contract beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized as the licenses or credentials are produced. If the contractual arrangement includes the sale of consumables whose title is transferred to the customer, L-1 recognizes revenue when title is transferred.

Income Taxes

L-1 has recorded net deferred tax assets of $38.2 million at December 31, 2009, including the tax benefits of net operating loss carryforwards aggregating $35.7 million, net of a related valuation allowance.

The 2009 results reflect an income tax benefit of $2.5 million, primarily related to an increase in deferred tax assets resulting from current year temporary differences, net of the utilization of prior year net operating losses to offset the current year estimated taxable income.

Management evaluated the adequacy of the valuation allowance in light of the results for the year, based on the cumulative results of operations for the three years ended December 31, 2009, after considering items that do not enter in the determination of taxable income, and the likely future operating results. The evaluation indicated

the recorded valuation allowance for deferred tax assets related to net operating loss carry forwards is adequate as of December 31, 2009. Management evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized, changes the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. At December 31, 2009, the Company had U.S. Federal net operating loss carryforwards of $447.6 million, which may be used to reduce future taxable income or charge. In addition, the Company has $159.5 million of deductible goodwill.

Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, substantially all of the net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code or similar foreign limitations. The determination of the limitation is complex and requires significant judgment and analyses of past transactions. For Federal income tax purposes, the Identix merger has been accounted for as an acquisition of the Company by Identix, accordingly, L-1’s net operating loss carryforwards are also subject to limitations imposed by Section 382 of the Internal Revenue Code. In addition, the net operating carryforwards of Digimarc, Bioscrypt, Iridian, SecuriMetrics and ComnetiX, as well as other previously acquired companies of both Identix and L-1, are subject to separate limitations imposed by Section 382. L-1 has analyzed the limitations and recorded a deferred tax asset only for those net operating losses that are realizable within the carry forward period.

Uncertain tax positions are recognized if the Company determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

L-1 Identity Solutions 2009 Annual Report | 62

L-1 does not believe it has significant uncertain tax positions.

Stock-Based Compensation

Stock-based compensation is recognized over the vesting period for new awards granted after January 1, 2006 and for unvested awards outstanding at January 1, 2006. Stock-based compensation is recognized based on the fair value of the date of grant for stock options and the market value of the shares for restricted stock awards.

Determining the appropriate fair value model for valuing stock options and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2009 and 2008:

	Year Ended December 31,
	2009	2008

Expected common stock price volatility	59.3%	51.9%
Risk free interest rate	3.9%	4.1%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

The expected volatility rate is based on the historical volatility of the Company’s common stock. During 2007, the Company reviewed the historical volatility of its common stock and began using a weighted average method that more accurately reflects volatility. The expected life of options is based on the average life of 6.3 years. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 years expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Contingencies and Litigation

In the normal course of business, the Company is subject to litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with business acquisitions. The

Company records a liability for contingencies when management believes that it is both probable that a liability has been incurred and can reasonably estimate the amount of the potential loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Because of the inherent uncertainties of litigation the ultimate outcome cannot be accurately predicted. It is therefore possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these matters and contingencies.

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

In December 2007, the FASB issued the accounting standard, “Business Combinations”, which establishes standards for how the acquirer of a business recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in its financial statements. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose.

L-1 Identity Solutions 2009 Annual Report | 63

Among other things, the standard requires securities issued to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the accounting standard, “Accounting for Costs Associated with Exit or Disposal Activities”, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The Company adopted the provisions of the standard effective January 1, 2009. As a result of the adoption of the standard, the Company expensed transaction costs of $0.7 million for the year ended December 31, 2009 and retroactively expensed previously deferred transaction costs of $0.1 million in prior periods. L-1 expects that the adoption of the standard will have a continuing material impact in accounting for future acquisitions.

In December 2007, the FASB issued the standard “Noncontrolling Interests in Consolidated Financial Statements” adopted as of January 1, 2009. The Company did not retroactively revise the financial statements for prior periods because the impact was immaterial.

In May 2008, the FASB issued the standard “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement). This guidance required the Company to separately account for the liability and equity components of the Company’s 3.75 percent Convertible Notes in a manner that results in recording interest expense using the Company’s nonconvertible debt borrowing rate for such debt. The associated discount is amortized using the effective interest rate method over five years from the date of the debt issuance. The Company adopted the standard on January 1, 2009, and applied its provisions retrospectively to all periods presented.

In April 2009, the FASB issued the standard, “Interim Disclosures about Financial Instruments”. The standard amends previous guidance to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim and in annual financial statements and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This guidance was effective for interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.

In April 2009, the FASB issued the standard, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies previous guidance to address application issues related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard was effective for assets or liabilities arising from contingencies in business combinations consummated after December 15, 2008. L-1 expects that the adoption of this guidance will likely have a continuing material impact in accounting for future acquisitions.

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

In August 2009, the FASB issued the standard, “Fair Value Measurements and Disclosure”. This accounting update was effective for interim periods ending after August 2009. The adoption of this standard did not have a material impact on the financial statements for any period presented.

Recently Issued Accounting Standards

In June 2009, the FASB issued the standard, “Amendments to FASB Interpretation No. 46(R)”. The standard changes the criteria to determine how an investee for a Company is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. The standard is to become effective for transactions consummated after January 1, 2010. L-1 expects that if it enters into transactions that are within the scope of this

L-1 Identity Solutions 2009 Annual Report | 64

standard, its adoption of this standard could have a material impact on L-1’s financial statements.

In October 2009, the FASB issued the standard, “Multiple Element Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

Also in October 2009, the FASB issued the standard, “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

In January 2010, the FASB issued the standard, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements”. This accounting update was effective for the first interim or annual financial reporting period beginning after December 15, 2009. The adoption of this standard is not expected to have a material impact on the financial statements.

L-1 Identity Solutions 2009 Annual Report | 65

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2009 and 2008 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2009
Revenues	$150,189	$168,053	$172,533	$160,163
Gross profit	43,590	48,781	54,993	44,252
Net income (loss)	(3,786)	(1,249)	1,372	(540)
Basic net income (loss) per share	$(0.04)	$(0.01)	$$0.02	$(0.01)
Diluted net income (loss) per share	$(0.04)	$(0.01)	$$0.02	$(0.01)
For the Year Ended December 31, 2008
Revenues	$115,996	$144,952	$154,464	$147,460
Gross profit	31,354	47,626	47,274	41,749
Net income (loss)	(2,584)	2,464	(1,913)	(549,561)
Basic net income (loss) per share	$(0.04)	$$0.03	$(0.02)	$(6.56)
Diluted net income (loss) per share	$(0.04)	$$0.03	$(0.02)	$(6.56)

The fourth quarter of 2008 includes impairments of long-lived assets and goodwill of $98.6 million ($61.2 million, net of the related tax effect) and $430.0 million, respectively, an increase in the deferred tax asset valuation allowance of $48.0 million and a merger related severance charge of $1.1 million ($0.7 million, net of related tax effect). See Notes 11 and 14 to L-1’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At December 31, 2009, borrowings outstanding under the Credit Agreement aggregated $286.9 million, bearing interest at variable rates. At December 31, 2009, the market value of the Term Loan was approximately $283.8 million and the carrying amount was $278.9 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. A change in the interest rate of 1 percent would increase or decrease interest expense by $2.8 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0 percent with respect to

$62.5 million notional amount and pays a fixed interest rate.

L-1’s Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of L-1 common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98 percent of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After December 31, 2009, if the sale price of L-1 common stock for twenty or more trading days exceeds 130 percent of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

L-1 Identity Solutions 2009 Annual Report | 66

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At December 31, 2009, the estimated market value of the Convertible Notes was approximately $160.4 million and the carrying amount was $161.0 million.

For additional information regarding debt and financing instruments see Notes 3 and 5 to L-1 consolidated financial statements.

FOREIGN CURRENCY EXPOSURES

The transactions of L-1 international operations, primarily L-1 German, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At December 31, 2009, financial assets and liabilities denominated in Euros aggregate $2.0 million and $0.7 million, respectively, and at December 31, 2008 aggregated $2.2 million and $1.0 million, respectively. At December 31, 2009, financial assets and liabilities denominated in Canadian Dollars aggregated $4.7 million and $2.2 million, respectively, and at December 31, 2008 aggregated $2.4 million and $1.7 million, respectively.

At December 31, 2009, financial assets and liabilities denominated in Mexican Pesos were $1.0 million and $0.4 million and at December 31, 2008 aggregated $1.8 million and $0.5 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At December 31, 2009 and at December 31, 2008 these Japanese Yen denominated liabilities aggregated $1.8 million and $3.5 million, respectively. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of December 31, 2009 and 2008, the Company had committed to foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at December 31, 2009 and 2008, was an unrealized loss of less than $0.1 million and unrealized gain of $0.4 million, respectively.

L-1 international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of December 31, 2009 and 2008, the cumulative effect from foreign currency translation adjustments related to foreign operations was approximately gains of $1.2 million and losses of $0.2 million, respectively.

Prepaid Forward Contract

L-1 has entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of L-1 common stock at a price of $20.00 per share for delivery in May 2012. However, L-1 settled the obligation with a cash payment at closing. The price of the common stock at the time of delivery may be higher or lower than $20.00.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934. These forward-looking statements are management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking

L-1 Identity Solutions 2009 Annual Report | 67

statements are based on current expectation, estimates, and projections about the industry and markets in which L-1 operates and statements may be made by or on L-1’s behalf. Words such as “should”, “could”, “may”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, variations of such words and similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. L-1 has included important factors in under the heading “Risk Factors” that L-1 believes could cause L-1’s actual results to differ materially from the forward-looking statements L-1 makes. L-1 does not intend to update publicly any forward-looking statements whether as a result of new information or otherwise. L-1 does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon L-1’s financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are included in pages F-1 to F-42 of this annual report on Form 10-K.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

L-1 has established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company and L-1 subsidiaries required to be disclosed by us in L-1 reports under the

Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to L-1 management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as L-1 is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of L-1 management, including the CEO and CFO, of the effectiveness of the design and operation of L-1 disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2009. Based on this evaluation, L-1’s CEO and CFO concluded that L-1’s disclosure controls and procedures were effective as of December 31, 2009.

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

L-1 Identity Solutions 2009 Annual Report | 68

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

L-1 has designed its internal control over financial reporting to provide reasonable assurance that controls will achieve their objectives. However, any system of internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance its objectives are met. Further, the design of an internal control system must include as assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control deficiencies, including instances of fraud and control breakdowns, will not occur because of human error or mistakes. Additionally, controls can be circumvented by the individual acts by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that a design will succeed in achieving its stated goals under all potential future conditions. Over time, L-1 control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies of procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material.

Management, with the participation of the Company’s principal executive and financial officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 pursuant to rules 13a-15(c) and 15d-15(c) under the Securities Exchange act of 1934, as amended. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Based on such assessment, Management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated February 25, 2009 on the Company’s internal control over financial reporting.

(c) Changes in internal controls.

During 2009, in connection with L-1’s evaluation of internal controls as of December 31, 2009, L-1 implemented enhanced internal controls over financial reporting for the acquisitions L-1 consummated in 2008. L-1 installed new or updated accounting systems at certain of L-1’s divisions and enhanced controls for oversight over divisional financial reporting. Based on management’s evaluation of changes in internal controls over financial reporting pursuant to rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, management believes that there have been no changes materially affecting or reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2009, except as disclosed above.

The certification of L-1’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of L-1’s disclosure controls and procedures, and changes in L-1’s internal control over financial reporting, referred to in paragraph 4 of those certifications. The certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

L-1 Identity Solutions 2009 Annual Report | 69

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the internal control over financial reporting of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2010

L-1 Identity Solutions 2009 Annual Report | 70

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be included in this item is incorporated by reference from L-1’s definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in this item is incorporated by reference from L-1’s definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in this item is incorporated by reference from L-1’s proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required to be included in this item is incorporated by reference from L-1’s proxy statement to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information to be included in this item is incorporated by reference from L-1’s proxy statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a), (c) Financial Statements and Schedules

For a list of financial statements included herein see Index on page F-1.

All schedules are omitted because they are either not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b) Exhibits

See Exhibit Index on pages 73 through 77.

L-1 Identity Solutions 2009 Annual Report | 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26 day of February, 2010.

L-1 IDENTITY SOLUTIONS, INC.

By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the [26th] day of February, 2010.

Signature	Title

/s/ Robert V. LaPenta Robert V. LaPenta	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James A. DePalma James A. DePalma	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent A. D’Angelo Vincent A. D’Angelo	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ B.G. Beck B.G. Beck	Director

/s/ Milton E. Cooper Milton E. Cooper	Director

/s/ Robert S. Gelbard Robert S. Gelbard	Director

/s/ Malcolm J. Gudis Malcolm J. Gudis	Director

/s/ John E. Lawler John E. Lawler	Director

/s/ Admiral James M. Loy Admiral James M. Loy	Director

/s/ Peter Nessen Peter Nessen	Director

/s/ Harriet Mouchly-Weiss Harriet Mouchly-Weiss	Director

/s/ B. Boykin Rose B. Boykin Rose	Director

L-1 Identity Solutions 2009 Annual Report | 72

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Reorganization, dated as of January 11, 2006, by and among Viisage Technology, Inc., VIDS Acquisition Corp. and Identix Incorporated (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on January 13, 2006).*
2.2		Agreement and Plan of Merger, dated as of February 5, 2006, by and among Viisage Technology, Inc., SecuriMetrics, Inc. and VS Able Acquisition Corp. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on February 6, 2006).*
2.3		Agreement and Plan of Merger, dated as of July 14, 2006, by and among Viisage Technology, Inc., Iris Acquisition I Corp., Iridian Technologies, Inc., Perseus 2000 L.L.C., as stockholder representative, and other parties named therein (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on July 18, 2006).*
2.4		Arrangement Agreement, dated as of November 15, 2006 (the “Arrangement Agreement”), among L-1 Identity Solutions, Inc., 6653375 Canada Inc. and ComnetiX Inc. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on November 16, 2006).*
2	.4(a)	Amendment No. 1 to the Arrangement Agreement, dated January 9, 2007 (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on January 11, 2007).*
2	.4(b)	Amendment No. 2 to the Arrangement Agreement, dated January 25, 2007 (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on January 29, 2007).*
2	.4(c)	Amendment No. 3 to the Arrangement Agreement, dated February 7, 2007 (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on February 13, 2007).*

2.5		Agreement and Plan of Reorganization, dated May 16, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and L-1 Merger Co. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on May 16, 2007).*
2.6		Agreement and Plan of Merger, dated as of June 18, 2007, by and among McClendon LLC, the selling stockholders, L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Patty Hardt, as the selling stockholders’ representative (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on June 20, 2007).*
2.7		Arrangement Agreement, dated as of January 5, 2008, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company, 6897525 Canada Inc. and Bioscrypt Inc. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on January 10, 2008).*
2.8		Amended and Restated Agreement and Plan of Merger, dated as of June 29, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on July 3, 2008).*
2	.8(a)	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated July 17, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on July 17, 2008).*
3.1		Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 2007 (filed as Exhibit 3.1 to L-1’s Current Report on Form 8-K filed on May 16, 2007).*
3.2		Amended and Restated By-Laws (filed as Exhibit 3.2 to L-1’s Current Report on Form 8-K filed on November 5, 2007).*

L-1 Identity Solutions 2009 Annual Report | 73

4.1	Specimen Certificates for Common Stock (filed as Exhibit 4.1 to L-1’s Registration Statement on Form 8-A filed on August 29, 2006).*
4.2	Indenture relating to Convertible Senior Notes due 2027, dated as May 17, 2007, by and between L-1 Identity Solutions, Inc. and The Bank of New York, as trustee (including the form of 3.75 percent Convertible Senior Notes due 2027) (filed as Exhibit 4.1 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
4.3	Warrant, dated as of March 9, 2004, issued by Identix Incorporated in favor of Delean Vision Worldwide, Inc. (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by Identix Incorporated on March 25, 2004).*
10.1	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies (filed as Exhibit 10.1 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*
10.2	Investment Agreement, dated as of October 5, 2005, between Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on October 11, 2005).*
10.3	Registration Rights Agreement, dated December 16, 2005, by and among Viisage Technology, Inc., L-1 Investment Partners LLC and Aston Capital Partners, L.P. (filed as Exhibit 10.5 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
10.4	Consulting Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.07 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†

10.5		Termination and Non-Competition Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners LLC (filed as Exhibit 10.08 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*
10.6		Sublease Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.09 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*
10.7		Securities Purchase Agreement, dated September 11, 2006, by and among SpecTal, LLC, John A. Cross, Louise V. Brouillette, Ann J. Holcomb, Ronald Hammond, Jr. and Mark Oliva, L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on September 14, 2006).*
10	.7(a)	Amendment No. 1 to Securities Purchase Agreement, dated October 19, 2006, among L-1 Identity Solutions, Inc. and John A. Cross, as sellers’ representative (filed as Exhibit 10.02 to L-1’s Current Report on Form 8-K filed on October 25, 2006).*
10.8		Stock Purchase Agreement, dated as of May 1, 2007, by and among Advanced Concepts, Inc., John Register and Frank White, L-1 Identity Solutions, Inc., and John Register, in his capacity as the sellers’ representative (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on May 2, 2007).*
10.9		Purchase Agreement, dated as of May 10, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns & Co. Inc and Banc of America Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*

L-1 Identity Solutions 2009 Annual Report | 74

10.10		Pre-paid Forward Share Purchase Agreement, dated as of May 10, 2007, by and between L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns International Limited (filed as Exhibit 10.2 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
10.11		Assignment and Assumption Agreement, dated as of May 16, 2007, by and between L-1 Identity Solutions, Inc. and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).*
10.12		Registration Rights Agreement, dated as of May 17, 2007, by and among L-1 Identity Solutions, Inc. and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
10.13		Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.1 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.14		Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 10.3 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.15		Securities Purchase Agreement, dated as of June 30, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10	.15(a)	Amendment No. 1 to the Securities Purchase Agreement, dated as of August 4, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2(a) to L-1’s Registration Statement on Form S-3 filed on August 5, 2008).*

10.16		Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.2 to the Statement on Schedule 13-D/A filed by Aston Capital Partners, L.P. and others on July 3, 2008).*
10.17		Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 4.2 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.18		Registration Rights Agreement, dated as of August 5, 2008, by and among L-1 Identity Solutions, Inc. and MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP and MHR Institutional Partners III LP (filed as Exhibit 4.15 to L-1’s Registration Statement on Form S-3 filed on August 5, 2008).*
10.19		Registration Rights Agreement, dated as of February 17, 2006, by and between Viisage Technology, Inc. and the former stockholders of SecuriMetrics, Inc. named therein (filed as Exhibit 4.1 to L-1’s Current Report on Form 8-K filed on February 24, 2006).*
10.20		Viisage Technology, Inc. Second Amended and Restated 1996 Management Stock Option Plan (included as Appendix B to L-1’s Schedule 14A filed on April 16, 2004).*†
10	.20(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Management Stock Option Plan (filed as Exhibit 10.10 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†
10.21		Viisage Technology, Inc. Amended and Restated 1996 Director Stock Option Plan (included as Appendix C to L-1’s Schedule 14A filed on April 16, 2004).*†
10	.21(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Director Stock Option Plan (filed as Exhibit 10.11 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*†

L-1 Identity Solutions 2009 Annual Report | 75

10.22		Amended and Restated Viisage Technology, Inc. 2001 Stock in Lieu of Cash Compensation for Directors Plan (filed as Exhibit 10.42 to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 000-21559).*†
10.23		L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan (included as Appendix B to L-1’s Schedule 14A filed on September 7, 2005).*†
10	.23(a)	Form of Grant Agreement under the L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan.(filed as Exhibit 10.12(a) to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 28, 2008).*†
10.24		L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan (included as Appendix A to L-1’s Schedule 14A filed on March 14, 2008).*†
10	.24(a)	Form of L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan Option Award Grant Agreement (filed as Exhibit 99.2 to L-1’s Registration Statement on Form S-8 filed on May 30, 2008).*†
10.25		Bioscrypt Inc. Primary Stock Option Plan (filed as Exhibit 99.1 to L-1’s Registration Statement on Form S-8 filed on March 5, 2008).*†
10.26		Bioscrypt Inc. A4Vision Plan (filed as Exhibit 99.2 to L-1’s Registration Statement on Form S-8 filed on March 5, 2008).*†
10.27		Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 99.3 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10	.27(a)	Form of Grant Agreement under the Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 10.22(a) to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*
10.28		Identix Incorporated New Employee Stock Incentive Plan (filed as Exhibit 99.4 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*

10.29		Identix Incorporated Non-employee Directors Stock Option Plan (filed as Exhibit 99.5 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.30		Identix Incorporated Equity Incentive Plan (filed as Exhibit 99.6 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.31		Visionics Corporation 1990 Stock Option Plan (filed as Exhibit 99.7 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.32		Visionics Corporation 1998 Stock Option Plan (filed as Exhibit 99.8 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.33		Visionics Corporation Stock Incentive Plan (filed as Exhibit 99.9 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.34		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Robert V. LaPenta (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10	.34(a)	Amendment to LaPenta Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.35		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and James DePalma (filed as Exhibit 10.02 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10	.35(a)	Amendment to DePalma Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.2 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.36		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Joseph Paresi (filed as Exhibit 10.03 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†

L-1 Identity Solutions 2009 Annual Report | 76

10	.36(a)	Amendment to Paresi Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.3 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.37		Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Mark S. Molina (filed as Exhibit 10.04 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10	.37(a)	Amendment to Molina Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.4 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.38		Employment Agreement, dated Sept 21, 2006, between L-1 Identity Solutions, Inc. and Vincent D’Angelo. (filed as Exhibit 10.33 to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*†
10.39		Employment Agreement, dated December 19, 2006, between L-1 Identity Solutions, Inc. and Dr. Joseph J. Atick (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on December 22, 2006).*†
10	.39(a)	Amendment to Dr. Atick Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.5 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.40		Employment Agreement, dated January 31, 2007, between L-1 Identity Solutions, Inc. and Doni Fordyce (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on January 9, 2007).*†
10	.40(a)	Amendment to Fordyce Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.6 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.41		Form of Indemnification Agreement (filed as Exhibit 10.10 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†

10.42		Second Amended and Restated Credit Agreement, dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on August 8, 2008)(the “Credit Agreement”)*
10	.42(a)	Amendment No. 1 to the Credit Agreement dated as of July 8, 2009, by and among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., each of the other guarantors thereto, each lender thereto, and Bank of America, N.A. (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on July 14, 2009)*
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2		Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Incorporated herein by reference.

†	Exhibit is a management contract or compensatory plan or arrangement.

L-1 Identity Solutions 2009 Annual Report | 77

L-1 Identity Solutions 2009 Annual Report | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 25, 2010

L-1 Identity Solutions 2009 Annual Report | F-2

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Balance Sheets
(In thousands, except numbers of shares)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$6,624	$20,449
Accounts receivable, net	116,353	105,606
Inventory, net	29,384	34,509
Deferred tax asset, net	11,514	11,101
Other current assets	9,249	9,628

Total current assets	173,124	181,293
Property and equipment, net	115,500	81,268
Goodwill	889,814	890,977
Intangible assets, net	102,375	108,282
Deferred tax asset, net	26,733	23,609
Other assets, net	16,279	24,392

Total assets	$1,323,825	$1,309,821

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$110,089	$118,109
Current portion of deferred revenue	19,890	16,998
Current maturities of long-term debt	27,062	19,256
Other current liabilities	6,680	2,559

Total current liabilities	163,721	156,922
Deferred revenue, net of current portion	6,676	13,323
Long-term debt, net of current maturities	419,304	429,235
Other long-term liabilities	3,663	1,861

Total liabilities	593,364	601,341

Commitments and contingencies
Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 91,745,135 and 86,615,859 shares issued at December 31, 2009 and 2008, respectively	92	87
Series A preferred convertible stock, $0.01 par value, 15,107 shares issued and outstanding at December 31, 2008	—	15,107
Additional paid-in capital	1,432,898	1,393,763
Accumulated deficit	(627,449)	(623,251)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 368,843 shares of common stock, at cost	(6,173)	(6,161)
Accumulated other comprehensive (loss) income	622	(1,257)
Noncontrolling interest	279	—

Total equity	730,461	708,480

Total liabilities and equity	$1,323,825	$1,309,821

The accompanying notes are an integral part of these consolidated financial statements.

L-1 Identity Solutions 2009 Annual Report | F-3

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Revenues:
Services	$327,253	$282,161	$177,974
Solutions	323,684	280,711	211,533

Total revenues	650,937	562,872	389,507

Cost of revenues:
Services	249,355	206,998	130,516
Solutions	201,518	163,184	110,820
Amortization of acquired intangible assets	8,446	24,687	27,095

Total cost of revenues	459,319	394,869	268,431

Gross profit	191,618	168,003	121,076

Operating expenses:
Sales and marketing	40,004	37,055	27,719
Research and development	20,730	25,244	18,482
General and administrative	93,855	86,793	62,318
Asset impairments and merger related expenses	—	529,683	5,000
Acquisition related expenses and amortization of acquired intangible assets	1,895	2,996	2,519

Total operating expenses	156,484	681,771	116,038

Operating income (loss)	35,134	(513,768)	5,038
Interest income	120	288	407
Interest expense:
Contractual interest	(28,191)	(19,168)	(10,015)
Other financing costs	(13,130)	(8,726)	(4,299)
Other expense, net	(394)	(260)	(508)

Loss before income taxes	(6,461)	(541,634)	(9,377)
Benefit (provision) for income taxes	2,458	(9,960)	25,184

Net income (loss)	(4,003)	(551,594)	15,807
Net income attributable to noncontrolling interest	(195)	—	—

Net income (loss) attributable to L-1 shareholders	$(4,198)	$(551,594)	$15,807

Net income (loss) per share attributable to L-1 shareholders:
Basic	$(0.05)	$(7.12)	$0.22

Diluted	$(0.05)	$(7.12)	$0.22

Weighted average common shares outstanding:
Basic	85,516	77,518	71,663

Diluted	85,516	77,518	72,385

The accompanying notes are an integral part of these consolidated financial statements.

L-1 Identity Solutions 2009 Annual Report | F-4

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss)
(In thousands)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other	Non-
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling		Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total	Income (Loss)

Balance, January 1, 2007	73	—	1,153,791	(87,464)	—	—	685	—	1,067,085
Exercise of employee stock options	1	—	10,037	—	—	—	—	—	10,038
Adjustment to fair value of stock options assumed in merger with Identix	—	—	8,520	—	—	—	—	—	8,520
Common stock issued for acquisition of McClendon	2	—	32,998	—	—	—	—	—	33,000
Common stock issued for directors’ fees	—	—	545	—	—	—	—	—	545
Common stock issued under employee stock purchase plan	—	—	2,315	—	—	—	—	—	2,315
Deferred tax benefit of stock options exercised	—	—	130	—	—	—	—	—	130
Retirement plan contributions paid in common stock	—	—	261	—	—	—	—	—	261
Pre-paid forward contract	—	—	—	—	(69,808)		—		(69,808)
Stock-based compensation expense	—	—	9,243	—	—	—	—	—	9,243
Issuance of convertible notes	—	—	15,891	—	—	—	—	—	15,891
Foreign currency translation gain	—	—	—	—	—	—	5,722	—	5,722	$5,722
Net income	—	—	—	15,807	—	—	—	—	15,807	15,807

Comprehensive income	—	—	—	—	—	—	—	—	—	$21,529

Balance, December 31, 2007	76	—	1,233,731	(71,657)	(69,808)	—	6,407	—	1,098,749
Exercise of employee stock options	—	—	2,860	—	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	—	3,314
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	—	125
Deferred tax charge of stock options exercised	—	—	(331)	—	—	—	—	—	(331)
Retirement plan contributions paid in common stock	—	—	1,294	—	—	—	—	—	1,294
Warrants issued & exercised	—	—	1,481	—	—	—	—	—	1,481
Repurchase of common stock	—	—	—	—	—	(6,161)	—	—	(6,161)
Stock-based compensation expense	—	—	10,283	—	—	—	—	—	10,283
Foreign currency translation loss	—	—	—	—	—	—	(6,582)	—	(6,582)	$(6,582)
Unrealized loss of financial instruments, net of tax, net of tax	—	—	—	—	—	—	(1,082)	—	(1,082)	(1,082)
Net loss	—	—	—	(551,594)	—	—	—	—	(551,594)	(551,594)

										$(559,258)
Comprehensive loss	—	—	—	—	—	—	—	—	—

Balance, December 31, 2008	$87	$15,107	$1,393,763	$(623,251)	$(69,808)	$(6,161)	$(1,257)	$—	$708,480
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	84	84
Exercise of employee stock options	—	—	87	—	—	—	—	—	87
Common stock issued for directors’ fees	—	—	208	—	—	—	—	—	208
Common stock issued under employee stock purchase plan	1	—	3,351	—	—	—	—	—	3,352
Deferred tax charge of stock options exercised	—	—	(845)	—	—	—	—	—	(845)
Retirement plan contributions paid in common stock	2	—	8,468	—	—	—	—	—	8,470
Stock-based compensation expense	1	—	12,941	—	—	—	—	—	12,942
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,391	—	1,391	$1,391
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	488	—	488	488
Net loss	—	—	—	(4,198)	—	—	—	195	(4,003)	(4,003)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,124)

Other	—	—	(181)	—	—	(12)	—	—	(193)

Balance, December 31, 2009	$92	$—	$1,432,898	$(627,449)	$(69,808)	$(6,173)	$622	$279	$730,461

The accompanying notes are an integral part of these consolidated financial statements.

L-1 Identity Solutions 2009 Annual Report | F-5

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash Flow from Operating Activities:
Net income (loss)	$(4,003)	$(551,594)	$15,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,129	49,412	39,237
Stock-based compensation costs	23,665	18,064	11,291
Asset impairments	—	528,577	5,000
(Benefit) provision for non-cash income taxes	(2,764)	7,548	(25,872)
Tax effect of stock option exercises	(110)	(651)	(2,676)
Amortization of deferred financing costs and debt discount	12,145	8,726	4,299
Other non cash items	(68)	349	119
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,980)	179	(9,331)
Inventory	4,888	(7,872)	(9,548)
Other assets	4,366	(6,418)	655
Accounts payable, accrued expenses and other liabilities	(786)	4,762	11,574
Deferred revenue	(3,880)	1,686	403

Net cash provided by operating activities	60,602	52,768	40,958

Cash Flow from Investing Activities:
Acquisitions and related costs, net of cash acquired	(3,749)	(320,480)	(132,839)
Capital expenditures	(54,992)	(22,523)	(12,995)
Additions to intangible assets	(7,545)	(7,963)	(6,304)
Decrease in restricted cash	40	47	219

Net cash used in investing activities	(66,246)	(350,919)	(151,919)

Cash Flow from Financing Activities:
Net (repayments) borrowings under revolving credit agreement	—	(84,000)	4,000
Proceeds from long term debt	—	295,000	175,000
Principal payments of term loan	(14,194)	(3,750)	—
Debt and equity issuance costs	(808)	(14,033)	(6,393)
Borrowings under revolving credit agreement	24,868	—	—
Principal payments on borrowings under revolving credit agreement and other debt	(20,895)	(1,062)	(766)
Proceeds from issuance of common stock to investors, net of issuance costs	—	103,865	—
Proceeds from issuance of preferred stock to investor	—	15,107	—
Proceeds from issuance of common stock to employees	2,474	2,669	1,838
Proceeds from exercise of stock options by employees	87	2,860	10,038
Repurchase of common stock	—	(6,161)	—
Payment for pre-paid forward contract	—	—	(69,808)
Other	(53)	325	146

Net cash provided by financing activities	(8,521)	310,820	114,055

Effect of exchange rate changes on cash and cash equivalents	340	(423)	116

Net increase (decrease) in cash and cash equivalents	(13,825)	12,246	3,210
Cash and cash equivalents, beginning of year	20,449	8,203	4,993

Cash and cash equivalents, end of year	$6,624	$20,449	$8,203

Supplemental Cash Flow Information:
Cash paid for interest	$28,943	$15,599	$8,934
Cash paid for income taxes	$849	$1,163	$465
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$—	$36,570	$41,520
Warrants issued for patents	$—	$1,305	$—
Common stock issued in exchange for preferred stock	$15,107	$—	$—
Capital leases and other long term debt issued for purchase of equipment	$1,205	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

L-1 Identity Solutions 2009 Annual Report | F-6

L-1 IDENTITY SOLUTIONS, INC.

Notes To Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Operations

L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide solutions and services that protect and secure personal identities and assets and allow international governments, federal and state agencies, law enforcement and commercial businesses to guard the public against terrorism, crime and identity theft.

The Company operates in two reportable segments:  Solutions and Services. The Solutions segment includes Secure Credentialing and Biometrics. Secure Credentialing solutions span the entire secure credential lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of legitimate government-issued proof of identity credentials. Biometric Solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometrics solutions also encompass access control readers that enable businesses and governments to secure facilities and restricted areas by preventing unauthorized entry. The Services segment includes Enrollment Services, SpecTal/McClendon and Advanced Concepts. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. SpecTal/McClendon and Advanced Concepts provide services to the most important areas of national security and intelligence in the U.S. today, including information technology, engineering and analytics, and intelligence.

Customers, depending on their needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements.

Reorganization

On May 16, 2007, the Company adopted a new holding company organizational structure to facilitate the issuance of its convertible senior notes (the “Convertible Notes” or “Notes”) and the structuring of acquisitions. Pursuant to the reorganization, L-1 Identity Solutions, Inc. became the sole shareholder of its predecessor, L-1 Identity Solutions Operating Company (“L-1 Operating”, previously also known as L-1 Identity Solutions, Inc.). The reorganization has been accounted for as a reorganization of entities under common control and the historical consolidated financial statements of the predecessor entity, L-1 Operating, comprise the consolidated financial statements of the Company. The reorganization did not impact the historical carrying amounts of the assets and liabilities of the Company or its historical results of operations and cash flows.

The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	December 31,	December 31,
	2009	2008

Assets:
Deferred financing costs	$2,506	$3,454
Investment in L-1 Operating	894,988	868,925

	$897,494	$872,379

Liabilities and equity:
Accrued interest	$825	$825
Deferred tax liability	5,200	7,297
Convertible debt	161,008	155,777

	167,033	163,899
Equity	730,461	708,480

	$897,494	$872,379

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries and controlled entities, after elimination of material inter-company transactions and balances.

L-1 Identity Solutions 2009 Annual Report | F-7

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long-lived assets, inventory valuation allowance, provision for bad debts, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, interest rate protection agreements, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of dilutive common and common equivalent shares outstanding during the year.

The per share amounts do not reflect the impact of outstanding in the money stock options, warrants and restricted share awards of 0.3 million, 0.7 million, and 2.2 million shares during the years ended December 31, 2009, 2008 and 2007, respectively, as their effect would have been anti-dilutive.

The Company calculates the effect of the Convertible Notes on diluted net income per share utilizing the “if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the years ended December 31, 2009, 2008 and 2007, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. The number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes.

Basic and diluted net income (loss) per share calculations for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except per share data):

	2009	2008	2007

Net income (loss) attributable to L-1 shareholders	$(4,198)	$(551,594)	$15,807

Weighted Average common shares outstanding:
Basic	85,516	77,518	71,663
Effect of dilutive stock options, warrants and restricted stock awards	—	—	722

Diluted	85,516	77,518	72,385

Net income (loss) per share attributable to L-1 shareholders:
Basic	$(0.05)	$(7.12)	$0.22

Diluted	$(0.05)	$(7.12)	$0.22

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

When a customer arrangement does not require significant production, modification or customization of software and does not include certain services considered to be essential to the functionality of the software or is not otherwise within the scope of standards applicable to long

L-1 Identity Solutions 2009 Annual Report | F-8

term contracts, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

Transactions which typically do not involve significant production, modification or customization of software, or do not otherwise include services considered to be essential to the functionality of the software include:

•	Secure Credentialing solutions, primarily to federal and state government customers.

•	Sales of hardware products and related maintenance and services.

•	Sales of printing system components and consumables including printers, secure coating ribbon, film, and other parts, primarily to federal government customers.

•	Sales of portable devices that provide iris and face and fingerprint identification and recognition and related maintenance and services.

•	Licenses of off-the-shelf versions of fingerprint, face and iris recognition software and related maintenance and services.

•	Sales of software and software developer kits and related maintenance and services.

•	Services and software to scan, collect, and transmit fingerprints for identity and background verification.

•	Document authentication solutions, which typically include sales of hardware, software, maintenance and support.

•	Information technology and security services provided to U.S. intelligence community.

Many of the Company’s arrangements include multiple elements. Such arrangements may include one or more of the following elements: consumables, equipment, hardware, software, rights to additional software, when and if available software, software maintenance, hardware maintenance, hardware replacement, technical support services, training, installation and consulting services. For arrangements that include multiple elements that are not within the scope of standards applicable to software revenue recognition , the Company allocates value to each element based on the relative estimated fair value of each element, if fair value exists for each element. For arrangements within the scope of standards applicable to software revenue recognition, which do not involve significant modification or customization of the software or otherwise include services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, based on vendor specific objective evidence (“VSOE”) of fair value, which is determined based on the prices charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value for each element. Under the residual method, each undelivered element is allocated value based on fair value or VSOE of fair value, if applicable, for that element and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value, if applicable, does not exist for all undelivered elements, revenue is deferred until such time as fair value of undelivered elements is established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance support period.

For transactions not within the scope of standards applicable to revenue recognition for long term contracts or software sales, revenue is generally recognized upon passage of title for product sales, and performance for services, provided the four revenue recognition criteria listed above are met. In certain cases, customer acceptance is required, in which case revenue is deferred until customer acceptance is obtained. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the revenue is collected. Maintenance, hardware replacement, and technical support revenues are typically recognized ratably over the contract term, which approximates the timing of services rendered. Revenues from security, technology, training and similar services, including in revenue earned under time and material, fixed price level of effort and cost reimbursable contracts, is recognized as the

L-1 Identity Solutions 2009 Annual Report | F-9

services are rendered. Revenue from the collection and transmission of fingerprints for identity and background verification is recognized when the fingerprint is transmitted to applicable background vetting agency. L-1’s arrangements generally do not include a right to return. Expenses on all services are recognized when the costs are incurred.

Revenue related to consumables, equipment and hardware sales that require no installation is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain hardware sales to end users require installation subsequent to shipment and transfer of title. Recognition of revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. When hardware products are sold through authorized representatives, dealers, distributors or other third party sales channels the obligation to install the hardware generally does not remain the Company’s responsibility, but is rather an obligation of the authorized representative, dealer, distributor or other third party and to its ultimate customer. Consequently, for sales to third party distributors, revenue is recognized at the time title is transferred, which is generally upon shipment. On rare occasions, the Company is required to install products on behalf of third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

Revenue from software sales and licenses is recognized in accordance with standards applicable to software sales. The Company recognizes revenue of software products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and the collection is probable and VSOE exists for the undelivered element.

In the event that a multiple element arrangement includes hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, the company recognizes revenues on software and non software elements pursuant to the respective standards applicable to software and non software elements.

When multiple-element arrangements include software deliverables and involve significant production, modification or customization of the software, or otherwise involve services that are considered to be essential to the functionality of the software, L-1 applies the accounting standards applicable to long term contracts. When VSOE of fair value exists for software maintenance, technical support or other services in arrangements requiring contract accounting, revenue for software maintenance, technical support and other services is recognized as the services are performed and the rest of the arrangement is accounted for under standards applicable to long term contracts. When VSOE of fair value is not available for such services the entire arrangement is accounted for under standards applicable to long term contracts and the related revenue is recognized with the rest of the contract deliverables under the percentage of completion method.

In general, transactions that involve significant production, modification or customization of software, or otherwise include services considered to be essential to the functionality of the software and which are accounted in accordance with standards applicable to long term contracts, include:

•	Contracts or elements of contracts for the production of drivers’ licenses and other identification credentials that require delivery and installation of customized software.

•	Identity solutions contracts, typically providing for the development, customization and installation of fingerprinting, face and iris recognition solutions for government agencies, law enforcement agencies and businesses. These contracts are generally for a fixed price, and include milestones and acceptance criteria for the various deliverables under the contract.

In addition, the Company uses contract accounting for certain federal government contracts.

L-1 Identity Solutions 2009 Annual Report | F-10

Revenue from long term contracts is recognized under the percentage of completion method. The Company measures the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized when performance of milestones is achieved. The Company recognizes revenue based on the total milestones billable to the customer less revenue related to any future maintenance service requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis or as the units are delivered, whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The Company records costs and estimated earnings in excess of billings under these contracts as current assets.

Driver’s license contracts or credentialing contracts or contract elements within such contracts, generally require that L-1 incur upfront costs related to software, hardware and other equipment. Such costs are capitalized and are depreciated over the of the contract term life, beginning when the system goes into service. The delivery of credentials or licenses typically requires us to customize, design, and install equipment and software at customer locations, as well as perform training, supply consumables, maintain equipment and provide support services. Costs related to customized software are capitalized during the period L-1 is designing and installing the system and are amortized over the estimated useful life beginning when the system goes into service. Revenue on these contracts is earned based on, and is contingent upon, the production of licenses or credentials utilizing the deployed system and is therefore recognized when the credentials are produced. If contractual arrangements include the sale of consumables on equipment whose title is transferred to the customer, the Company recognizes revenue when title is transferred.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2009 and 2008, the Company’s cash equivalents consisted of money market accounts and overnight investments with banks.

L-1 Identity Solutions 2009 Annual Report | F-11

Financial Instruments

The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and L-1’s current credit worthiness. The recorded and estimated fair values are as follows at December 2009 and 2008:

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	December 31,	December 31,
	2009	2009

Accounts Receivable	$116,353	$116,353
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements	(108,193)	(108,193)
Other Current Liabilities	(6,680)	(6,680)
Revolving Credit Facility	(4,868)	(4,868)
Term Loan	(278,878)	(283,833)
Convertible Notes	(161,008)	(160,388)
Other Debt	(1,611)	(1,611)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	(9)	(9)
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(1,896)	(1,896)

	Recorded amount at	Fair Value at
	December 31,	December 31,
	2008	2008

Accounts Receivable	$105,606	$105,606
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreement	(116,327)	(116,327)
Other Current Liabilities	(2,559)	(2,559)
Revolving Credit Facility	—	—
Term Loan	(291,778)	(256,256)
Convertible Notes	(155,777)	(83,895)
Other Debt	(936)	(936)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	435	435
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(1,782)	(1,782)

L-1 Identity Solutions 2009 Annual Report | F-12

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

As of December 31, 2009, U.S. Federal government agencies, directly or indirectly, accounted for 41 percent of consolidated accounts receivable. As of December 31, 2008, U.S. Federal government agencies, directly or indirectly accounted for 51 percent of consolidated accounts receivable.

Inventory and Suppliers

Inventory is stated at the lower of cost or market. L-1 uses the first-in, first-out method to determine costs of inventory. The Company evaluates inventory on a quarterly basis for obsolete or slow-moving items and records the resulting write-downs to cost of revenues. L-1 obtains certain products and services from a limited group of suppliers and contract manufacturers. While a loss of a supplier could delay sales and increase the Company’s costs, alternative sources of suppliers are available.

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases or in acquisitions. Cost includes capitalized interest for self constructed assets. Depreciation and amortization are calculated using the straight-line methods over the estimated useful lives of the related assets.

System assets acquired and developed in connection with drivers’ license contracts are depreciated over the estimated useful life of the related contract, ranging from one to seven years, using the straight-line method beginning when the system goes into service. The straight line method approximates the pattern of recognition of the gross revenues over the estimated useful life of the contracts, which take into account contract options that the Company believes will be exercised. In connection with the acquisition of Digimarc Corporation (“Old Digimarc”), the Company evaluated the useful lives of the system assets of the acquired business, and based on the historical experience of both the Company and Old Digimarc determined that the useful lives of system assets are usually extended beyond the initial term of the contract as the customers routinely exercise their options to extend the contract. Accordingly the Company changed its depreciable lives to take into account renewal options that the Company believes will be exercised. The change in depreciable lives reduced depreciation expense by approximately $1.5 million in 2008 and is related primarily to the assets acquired in connection with the acquisition of Old Digimarc.

Intangible Assets

Intangible assets primarily consist of completed technology, trade names, customer contracts and relationships and other assets primarily arising from the acquisition of businesses or business assets. These intangible assets are primarily amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangibles, generally on a straight line basis over useful lives ranging from 3 to 25 years.

Goodwill

The Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step approach as prescribed in the relevant guidance. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated

L-1 Identity Solutions 2009 Annual Report | F-13

fair value of the reporting units, which is determined primarily by using the discounted cash flows method, but considers comparable market multiples and market transactions when available and suitable, as well as other factors. Based upon these tests, L-1 determined that no goodwill impairment resulted at October 31, 2009, the date of the annual goodwill impairment test. In 2008, L-1 determined the fair value of the biometrics business units were less than their carrying amounts resulting in a goodwill impairment. See Note 14.

Long-Lived Assets

The Company evaluates long-lived assets with finite lives, such as intangible assets, property and equipment and certain other assets, for impairment in accordance with the standard, Accounting for the Impairment or Disposal of Long-Lived Assets. L-1 records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from estimated undiscounted future cash flows from the use of these assets. When such impairment is indicated, the related assets are written down to estimated fair value.

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, the Company received funding under time and materials contracts to perform services for conceptual formulation, design or testing of possible product or process alternatives, which it recorded as an operating expense offset under the requirements of the standard, Research and Development Arrangements. The Company received funding of $0.4 million, $0.5 million, and $0.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. In certain circumstances the government obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its own research and development efforts.

In addition, the Company has research and development contracts which are accounted for pursuant to the standards applicable to long term contracts. The Company recognized revenues of

$4.9 million, $6.7 million and $5.9 million related to these contracts during the years ended December 31, 2009, 2008 and 2007, respectively.

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt using the effective interest method. Amortization of deferred financing costs were $4.6 million, $4.2 million and $1.3 million during the years ended December 31, 2009, 2008, and 2007, respectively. Accretion of debt discount, also using the effective interest method, was $6.5 million, $4.5 million and $3.0 million during the years ended December 31, 2009, 2008, and 2007, respectively. Costs related to modifications of financing arrangements that do not qualify as extinguishment of debt are expensed as incurred.

Software Costs

The Company capitalizes certain costs incurred in the development of computer software to be sold or leased once technological feasibility is reached. During the years ended December 31, 2009, 2008 and 2007, the Company capitalized $4.6 million, $6.9 million and $3.5 million, respectively, which are being amortized over three to five years. L-1 recorded amortization expense of $2.2 million, $2.4 million and $0.4 million related to these assets during the years ended December 31, 2009, 2008 and 2007, respectively.

Costs related to software developed for internal use are expensed as incurred until the application development stage has been reached. Costs for externally purchased software are capitalized and depreciated over their estimated useful life not to exceed five years. Costs for self constructed assets includes capitalized interest.

Warranty

The Company provides a warranty for manufacturing and material defects on hardware sold. A reserve for warranty costs, based on estimates utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience. See Note 3.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial

L-1 Identity Solutions 2009 Annual Report | F-14

statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates and changes in tax rates are recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance is increased or reduced when the Company, based on estimated income of the appropriate character and in the appropriate jurisdiction, determines it is more likely than not that the amounts of the deferred tax benefits that will not be realized differ from the recorded amounts. Prior to January 1, 2009 a reduction of the valuation allowance was recorded either as a benefit in the income statement or as a reduction of goodwill if the reduction was related to pre-acquisition net operating loss carryforwards. After December 31, 2008, all changes in the valuation allowance is reflected in the income statement.

During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expected to realize. During 2009, the Company reevaluated the adequacy of the valuation allowance based upon the same methodology used in 2008 and 2007 and determined that the valuation allowance is adequate.

It is possible that, depending on the cumulative results of operations for the three year period ending on December 31, 2010, after considering items that do not enter in the determination of taxable income, and the then likely operating results, the valuation allowance may be increased or decreased.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation, which provides that the tax benefits of a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The adoption of the interpretation on January 1, 2007 did not have a material impact on the consolidated financial statements.

Foreign Currency Translation and Transactions

Assets and liabilities of L-1’s operations in Germany and Canada are denominated in Euros and Canadian dollars, respectively, which are also the functional currency and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars of operations whose functional currencies are the local currency are included in accumulated other comprehensive income or loss as a separate component in equity. The functional currency of the Company’s Mexican operations is the U.S. dollar. Accordingly, monetary assets and liabilities are re-measured to U.S. dollars at the balance sheet date with the gain or loss reflected in income. Non-monetary assets and liabilities are re-measured in U.S. dollars at historical rates.

From time to time, the Company utilizes foreign currency forward contracts to mitigate the exchange rate impact of specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the contracts are recorded in operations. For the years ended December 31, 2009 and 2008, other expense, net, included a loss of approximately $0.4 million and $0.2 million, respectively, consisting of realized and unrealized gains and losses related to foreign currency transactions and balances. During the year ended December 31, 2007, the Company did not have any foreign currency forward contracts. None of the foreign currency forward contracts were terminated prior to settlement. The fair value of forward currency contracts at December 31, 2009 and 2008 resulted in an unrealized loss of

L-1 Identity Solutions 2009 Annual Report | F-15

$0.1 million and an unrealized gain of $0.4 million, respectively.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period based on the awards expected to vest. The estimated fair value of restricted stock and stock option awards is determined on the date of the grant.

L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is based on the average life of 6.3 years. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted. In 2009 and 2008, the Company updated its forfeiture rate assumption, which resulted in an increase of expense of $1.7 million in 2009 and a decrease in expense of $0.3 million in 2008. Restricted stock awards are valued at the market price at the date of grant.

Stock-based compensation for 2009, 2008 and 2007 was $23.7 million, $18.1 million and $11.3 million, respectively, and includes $1.6 million in 2009, $0.7 million in 2008 and $0.6 million in 2007 related to restricted stock issuances. Stock-based compensation also includes $0.2 million, $0.3 million and $0.6 million for 2009, 2008 and 2007, respectively, for incentive compensation settled or to be settled in common stock and fully vested stock options, as well as stock-based compensation related to the Company’s retirement plan contributions, settled or to be settled in, common stock of $9.4 million, $6.5 million, and $0.3 million for 2009, 2008, 2007, respectively. The Company has recognized all compensation expense in the consolidated statements of operations for 2009, 2008 and 2007 and did not capitalize any such costs.

The following table presents stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cost of revenues	$7,726	$6,048	$803
Research and development	1,785	1,814	1,167
Sales and marketing	1,944	1,818	1,806
General and administrative	12,210	8,384	7,515

Total Stock-based compensation	$23,665	$18,064	$11,291

L-1 Identity Solutions 2009 Annual Report | F-16

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.3 million and $1.4 million, respectively.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued the accounting standard, “Business Combinations”, which establishes standards for how the acquirer of a business recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in its financial statements. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for information to disclose. Among other things, the standard requires securities issued in a business combination to be valued as of the acquisition date, transaction costs incurred in connection with an acquisition be expensed, except acquiree costs that meet the accounting standard, “Accounting for Costs Associated with Exit or Disposal Activities”, contingent consideration be recognized at fair value as of the date of acquisition with subsequent changes reflected in income, and in-process research and development be capitalized as an intangible asset. The Company adopted the provisions of the standard effective January 1, 2009. As a result of the adoption of the standard, the Company expensed transaction costs of $0.7 million for the year ended December 31, 2009 and retroactively expensed previously deferred transaction costs of $0.1 million in prior periods. L-1 expects that the adoption of the standard will have a continuing material impact in accounting for future acquisitions.

In December 2007, the FASB issued the standard “Noncontrolling Interests in Consolidated Financial Statements” adopted as of January 1, 2009. The Company did not retroactively revise the financial statements for prior periods because the impact was immaterial.

In May 2008, the FASB issued the standard “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement). This guidance required the Company to separately account for the liability and equity components of the Company’s 3.75 percent Convertible Notes in a manner that results in recording interest expense using the Company’s nonconvertible debt borrowing rate for such debt. The associated discount is amortized using the effective interest rate method over five years from the date of the debt issuance. The Company adopted the standard on January 1, 2009, and applied its provisions retrospectively to all periods presented.

In April 2009, the FASB issued the standard, “Interim Disclosures about Financial Instruments”. The standard amends previous guidance to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim and in annual financial statements and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This guidance was effective for interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the consolidated financial statements of any period presented.

In April 2009, the FASB issued the standard, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies previous guidance to address application issues

L-1 Identity Solutions 2009 Annual Report | F-17

related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard was effective for assets or liabilities arising from contingencies in business combinations consummated after December 15, 2008. L-1 expects that the adoption of this guidance will likely have a continuing material impact in accounting for future acquisitions.

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

In August 2009, the FASB issued the standard “Fair Value Measurements and Disclosures”. This accounting update was effective for interim financial periods ending after August 2009. The adoption of this standard did not have a material impact on the financial statements for any of the periods presented.

Recently Issued Accounting Standards

In June 2009, the FASB issued the standard, “Amendments to FASB Interpretation No. 46(R)”. The standard changes the criteria to determine how an investee for a company is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. The standard is to become effective for transactions consummated after January 1, 2010. L-1 expects that if it enters into transactions that are within the scope of this standard, its adoption of this standard could have a material impact on L-1’s financial statements.

In October 2009, the FASB issued the standard, “Multiple Element Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

Also in October 2009, the FASB issued the standard, “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

In January 2010, the FASB issued the standard, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements”. This accounting update was effective for the first interim or annual financial reporting period beginning after December 15, 2009. The adoption of this standard is not expected to have a material impact on the financial statements.

L-1 Identity Solutions 2009 Annual Report | F-18

3.	ADDITIONAL FINANCIAL INFORMATION

Property and Equipment

Property and equipment comprised the following as of December 31, 2009 and 2008 (in thousands):

			Weighted
	December 31,		Average
	2009	2008	Useful Life

System assets	$92,753	$81,394	3-7 years
Computer and office equipment	9,147	7,046	3-5 years
Machinery and equipment	23,107	18,029	2 years
Construction in progress	53,436	23,970	—
Leasehold improvements	7,652	1,217	5 years
Other- including tooling and demo equipment	4,234	1,880	2-5 years

	190,329	133,536
Less, accumulated depreciation	74,829	52,268

	$115,500	$81,268

At December 31, 2009 property and equipment includes approximately $4.0 million related to the suspended Registered Traveler program, which is expected to be recovered from future cash flows upon restart of the program. Included in the asset impairment charges for 2008 is $3.4 million related to certain biometrics property and equipment. See Note 14 to the consolidated financial statements.

Capital expenditures in 2009 aggregated $55.0 million, principally related to the Solutions segment.

Depreciation expense on property and equipment for the years ended December 31, 2009, 2008 and 2007 was $23.5 million, $18.1 million and $9.1 million, respectively. For the year ended December 31, 2009, the Company capitalized interest of $1.8 million.

The following table presents depreciation and amortization expense, excluding amortization of acquisition related intangible assets, but includes amortization of other intangible assets as reflected in the consolidated statements of operations (in thousands):

Depreciation and Amortization

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cost of revenues	$23,021	$17,098	$6,671
Sales and marketing	294	318	231
Research and development	437	820	610
General and administrative	3,698	3,494	2,111

	$27,450	$21,730	$9,623

L-1 Identity Solutions 2009 Annual Report | F-19

Inventory, net

Inventory comprised the following as of December 31, 2009 and 2008, net of write downs of $3.2 million and $4.1 million, respectively (in thousands):

	December 31,
	2009	2008

Purchased parts and materials	$23,107	$27,218
Work in progress	615	1,171
Inventoried contract costs	3,193	2,629
Finished goods	2,469	3,491

	$29,384	$34,509

Approximately $2.1 million and $6.4 million of inventory at December 31, 2009 and 2008, respectively, were held at customer sites.

Goodwill

Goodwill comprises the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Solutions	Services	Total

Balance, January 1, 2007	$813,435	$138,008	$951,443
ComnetiX acquisition	—	15,046	15,046
ACI acquisition	—	49,761	49,761
McClendon acquisition	—	54,723	54,723
Additions (reductions) of deferred tax asset valuation allowance	(35,951)	560	(35,391)
Other, net	7,111	11,577	18,688

Balance, December 31, 2007	784,595	269,675	1,054,270
Reclassification of ComnetiX products business	9,780	(9,780)	—
Bioscrypt acquisition	39,440	—	39,440
Old Digimarc acquisition	228,967	—	228,967
Impairment charges	(430,000)	—	(430,000)
Other, net	(3,655)	1,955	(1,700)

Balance, December 31, 2008	629,127	261,850	890,977
Old Digimarc final acquisition adjustments	(3,379)	—	(3,379)
Currency translation adjustments	192	938	1,130
Other, net	559	527	1,086

Balance, December 31, 2009	$626,499	$263,315	$889,814

As of December 31, 2009, approximately $159.5 million of goodwill was deductible for income tax purposes.

The impairment charge recorded in 2008 is the only goodwill impairment recorded since 2007. See Note 14 to the consolidated financial statements for additional information.

L-1 Identity Solutions 2009 Annual Report | F-20

Intangible Assets

Intangible assets comprise the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles:
Completed technology	$14,425	$(4,853)	$14,606	$(2,187)
Core technology	340	(79)	340	(11)
Trade names and trademarks	7,263	(2,269)	7,168	(1,463)
Customer contracts and relationships	104,063	(31,382)	103,852	(22,509)

	126,091	(38,583)	125,966	(26,170)
Non-acquisition related intangibles	23,591	(8,724)	16,029	(7,543)

	$149,682	$(47,307)	$141,995	$(33,713)

In 2008, the Company recorded an impairment of $95.2 million for intangible assets, substantially all of which is related to its biometrics business. In 2007, the Company recorded an impairment of $5.0 million for intangible assets related to certain acquired product lines, also related to the biometrics business. See Note 14 for additional information.

Amortization of acquisition related intangible assets for the years ended December 31, 2009, 2008 and 2007, was $9.7 million, $27.7 million and $29.6 million, respectively. Other intangible asset amortization excluding acquisition related amortization was $4.0 million, $3.7 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following summarizes amortization of acquisition related intangible assets included in the statement of operations (in thousands):

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cost of revenues	$8,446	$24,687	$27,095
General and administrative	1,233	2,996	2,519

	$9,679	$27,683	$29,614

Amortization of acquisition related intangible assets for the subsequent five years and thereafter is as follows: $8.8 million, $8.0 million, $7.2 million, $6.6 million, $4.7 million and thereafter is $52.2 million, respectively.

L-1 Identity Solutions 2009 Annual Report | F-21

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses comprise the following as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Accounts payable	$48,852	$48,601
Accrued compensation	12,027	16,123
Accrued vacation	8,373	7,874
Accrued subcontractor costs	5,398	7,668
Accrued professional services	4,836	8,196
Accrued retirement plan contributions	6,027	5,701
Other	24,576	23,946

	$110,089	$118,109

Warranty Reserves

The activity in the warranty reserves for the years ended December 31, 2009, 2008 and 2007 comprises the following (in thousands):

December 31,

Balance, January 1, 2007	$1,660
Provisions	619
Charges	(1,634)

Balance, December 31, 2007	645
Provisions	132
Charges	(30)

Balance, December 31, 2008	747
Provisions	73
Charges	(170)

Balance, December 31, 2009	$650

Accounts Receivable, net

At December 31, 2009 and 2008 accounts receivable, net includes unbilled receivables of $33.7 million and $20.0 million, respectively, of which over 90 percent are expected to be billed and collected in 2010. Of the total unbilled receivables, approximately $13.8 million represents revenue earned which could not be billed pending receipt of data to complete the billings, primarily related to credentials produced. The remaining balances primarily represent revenues earned which will be billed in accordance with payment schedules specified, or otherwise in accordance with the terms of, the contracts. The activity in the accounts receivable reserves for the years ended December 31, 2009, 2008, and 2007 comprises the following (in thousands):

Balance, January 1, 2007	$683
Additions	571
Write-offs	(40)

Balance, December 31, 2007	1,214
Additions	825
Write-offs	(261)

Balance, December 31, 2008	1,778
Additions	4,079
Write-offs	(948)

Balance, December 31, 2009	$4,909

Derivatives

The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at December 31, 2009, has no derivatives that are designated as fair value hedges.

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

At December 31, 2009 and 2008, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $1.8 million and $3.5 million, respectively.

L-1 Identity Solutions 2009 Annual Report | F-22

The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands) which have been designated and are effective as cash flow hedges:

		Gain (loss) reclassified from
		OCI to Income Statement
	Recognized	Twelve Months	Twelve Months
	In OCI at	Ended	Ended
	December 31, 2009	December 31, 2009	December 31, 2008

Interest rate protection agreements	$(978)	$(489)	$—
Foreign currency forward contracts	-	235	-

The amount included in OCI which is expected to be recognized in 2010 approximates $0.5 million.

The following summarizes certain information regarding the Company’s derivatives financial instruments not designated or not effective as hedges (in thousands):

		Amounts of Gain (Loss) Recognized
		in Income Statement
		Twelve Months	Twelve Months
	Income Statement	Ended	Ended
	Caption	December 31, 2009	December 31, 2008

Interest rate protection agreements	Interest Expense	$(429)	$-
Foreign currency forward contracts	Other Expense, net	$50	$435

The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expire in May 2011, pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. L-1 does not anticipate non-performance by the counterparties.

Products and Services Revenues

The following provides details of the products and services revenues for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

U.S. Federal government services	$249,553	$224,272	$136,328
Hardware and consumables	116,305	137,590	126,537
State and local government solutions and services	195,237	125,612	72,969
Software, licensing fees and other	56,057	46,126	29,093
Maintenance	33,785	29,272	24,580

Total revenues	$650,937	$562,872	$389,507

L-1 Identity Solutions 2009 Annual Report | F-23

4.	RELATED PARTY TRANSACTIONS

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.3 percent, and of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). Pursuant to the definitive purchase agreement (the “LaPenta Agreement”), L-1 issued 15,107 shares of Series A Preferred Stock with an initial liquidation preference of $1,000 per share and 750,000 shares of L-1 common stock to Mr. LaPenta. Each share of Series A Preferred Stock was convertible into a number of shares of L-1 common stock equal to the liquidation preference then in effect, divided by $13.19 subject to stockholder approval pursuant to the listed company rules of the New York Stock Exchange, Inc. Such stockholder approval was obtained at L-1’s annual meeting held on May 6, 2009, and the shares of Series A Preferred Stock held by Mr. LaPenta were converted into 1,145,337 shares of Common Stock on May 11, 2009. Pursuant to the terms and conditions of the LaPenta Agreement, Mr. LaPenta was entitled to a contractual price protection right to receive up to 2,185 additional shares of Series A Preferred Stock if the volume weighted average price of a share of L-1 common stock as reported by Bloomberg Financial Markets for the 30 consecutive trading days ending on the last trading day prior to June 30, 2009, was less than $13.19. L-1’s stock traded below this threshold and on July 1, 2009, L-1 issued 165,655 shares of Common Stock to Mr. LaPenta upon the conversion of 2,185 shares of Series A Preferred Stock issued to Mr. LaPenta. Accordingly, Mr. LaPenta was issued an aggregate of 1,310,992 shares of common stock upon conversion of shares of Series A Preferred Stock.

The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty accrued during the twelve months ended December 31, 2009 amounted to $0.2 million.

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it is not advisable to pursue the transaction with AFIX at this point in time. Receivables from and sales to AFIX at December 31, 2009 were at $0.1 million and $0.1 million, respectively.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the years ended December 31, 2009, 2008 and 2007, the Company incurred costs of $0.8 million, $0.8 million and $0.7 million, respectively, related to sublease agreement.

L-1 Identity Solutions 2009 Annual Report | F-24

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

Prior to August 5, 2008, Bear Stearns was a party to the revolving credit agreement under which it was paid $0.6 million and $1.2 million in interest for the years ended December 31, 2008 and 2007, respectively. In addition, Bear Stearns was an initial purchaser of the Convertible Notes issued on May 17, 2007 for which it received an aggregate discount of $4.8 million. Also on May 17, 2007, the Company entered in a pre-paid forward contract with Bear Stearns to purchase approximately 3.5 million shares of the Company’s common stock for $69.8 million to be delivered in May 2012. Bear Stearns acted as the broker for the purchase of 362,000 shares of the Company’s common stock in January 2008 and received a commission of $0.02 per share.

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

As a condition to the closing of the merger between the Company and Identix Incorporated

(“Identix”), the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibits L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Mr. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve month period following the expiration of the term of Mr. LaPenta’s employment agreement. On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.

In connection with the acquisition of Integrated Biometric Technology, Inc. (“IBT”) in December 2005, the Company issued warrants to purchase 440,000 shares of common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC, all of which expired unexercised in December 2008. In December 2005, Aston completed a $100.0 million investment in and became the beneficial owner of more than 5 percent of L-1’s outstanding common stock. In accordance with the terms of the investment agreement, L-1 issued to Aston warrants to purchase an aggregate of 1,600,000 shares of L-1’s common stock at an exercise price of $13.75 per share, which expired unexercised in December 2008. The investment agreement provides Aston with a right of first refusal to purchase a pro rata portion of new securities issued by L-1, subject to exceptions specified therein.

L-1 Identity Solutions 2009 Annual Report | F-25

5.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt comprises the following (in thousands):

	December 31,	December 31,
	2009	2008

$175.0 million aggregate principal amount 3.75 percent Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreements	4,868	-
Borrowings under term loan	282,056	296,250
Capital leases and other	1,611	936

	463,535	472,186
Less: Unamortized discount on convertible notes	13,991	19,223
Less: Unamortized original issue discount on term loan	3,178	4,472
Current portion of long-term debt	27,062	19,256

	$419,304	$429,235

Scheduled principal payments on long-term debt and financing arrangements for the subsequent four years are as follows: $27.1 million, $34.0 million, $218.7 million and $183.7 million. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par in 2012. The repayment schedule assumes that it will be repaid in 2012. These payments reflect the revised payment schedule under the term loans as described below.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with the acquisition of L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and

(iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2009, the Company has approximately $123.0 million available under its revolving credit facility, net of letters of credit of $7.1 million, and borrowings of $4.9 million subject to continuing compliance with the covenants contained in the agreement.

On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: Tranche B-1 Term Loan and Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $148.6 million at December 31, 2009, requires annual principal payments (payable quarterly) of 5 percent of the related original principal amount through September 30, 2009, 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $133.5 million at December 31, 2009, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were

L-1 Identity Solutions 2009 Annual Report | F-26

$4.9 million of borrowings that were outstanding under the revolving credit facility at December 31, 2009.

Under the terms of the senior secured credit facility the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2009, the interest rates were 6.75 percent for Tranche B-1, 7.25 percent for Tranche B-2 Term Loans and 6.00 percent for borrowings under the revolving credit facility.

L-1 is required to maintain the following financial covenants under the Credit Agreement:

•	As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement), of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) as of such date, shall not be less than 2.25:1.00. At December 31, 2009 the ratio was 2.35:1.00.

•	As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 31, 2010, (ii) 3.00:1.00 from

March 31, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. At December 31, 2009 the ratio was 2.97:1.00.

The amendment provided that L-1’s compliance with these financial covenants, through March 31, 2010, will be measured after giving effect to the reduced principal payments provided by the amendment, as if the amendment had been in effect at the beginning of the measurement period, and after eliminating the effects of certain recently adopted accounting standards.

Under the terms of the Credit Agreement, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants mentioned above. Pursuant to the terms of the Credit Agreement, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain permitted adjustments, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment, breach of

L-1 Identity Solutions 2009 Annual Report | F-27

covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs, the Administrative Agent may, with the consent of the Required Lenders (as defined in the Credit Agreement)declare all outstanding indebtedness under the Credit Agreement to be due and payable.

In October 2008, the Company entered into an interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement has a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent) In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. The counterparties to the agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. L-1 does not anticipate non-performance by the counterparties.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price the Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and

L-1 Identity Solutions 2009 Annual Report | F-28

shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company.

The Notes bear interest at a rate of 3.75 percent per year payable semiannually in arrears in cash on May 15 and November 15 of each year. The Notes will mature on May 15, 2027, unless earlier converted, redeemed or repurchased. The Company may redeem the Notes at its option, in whole or in part, on or after May 20, 2012, subject to prior notice as provided in the Indenture. The redemption price during that period will be equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. The holders can require the Company to repurchase the Notes for cash on May 15, 2012, May 15, 2017 and May 15, 2020. The embedded redemption and repurchase provisions have not been separated from the host contracts and accounted for as derivatives because such embedded derivatives are deemed to be clearly and closely related to the host contract.

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

Common Stock and Warrants

On December 16, 2005, in accordance with the terms of the Investment Agreement between L-1 and L-1 Investment Partners LLC dated October 5, 2005, L-1 sold to Aston 7,619,047 shares of L-1 common stock warrants to purchase an aggregate of 1,600,000 shares of L-1 common stock at an exercise price of $13.75 per share which expired in December 2008 for aggregate gross proceeds to L-1 of $100.0 million.

On December 16, 2005, upon the completion of the acquisition of IBT, L-1 issued warrants to purchase 440,000 shares of L-1 common stock with an exercise price of $13.75 per share to L-1 Investment Partners LLC for strategic advice, due diligence and other services relating to the acquisition, all of which expired unexercised on December 16, 2008.

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of December 31, 2009, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.

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

Pre-paid Forward Contract

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into

L-1 Identity Solutions 2009 Annual Report | F-29

a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. The fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company.

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

7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS

Stock Option Plans

On May 7, 2008, the Company’s shareholders approved the L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan, under which 2 million shares will be available for awards to employees, consultants and directors. Shares remaining available for issuance under the Company’s 2005 Long-Term Incentive Plan carried over to, and became available for future awards under, the Company’s 2008 Long-Term Incentive Plan.

The following is a description of the other stock-based incentive plans for which stock awards are outstanding. The 1996 Viisage Management Stock Option Plan and the 1996 Viisage Director Stock Option Plan (the “Option Plans”) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to officers and employees generally vest over four years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant. In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors’ Plan to compensate non-employee members of the Board of Directors. This plan allows directors to elect to receive their board compensation in cash or stock. Both the 1996 Viisage. Management Stock Option Plan and the Viisage 1996 Director Stock Option Plan expired and no new shares are available to grant from these plans.

In connection with the ZN Vision Technologies AG (“ZN”) acquisition on January 23, 2004, the Company assumed ZN’s Employee Share Option Plan. The options under this plan were fully vested prior to the consummation of the acquisition. As part of the Imaging Automation, Inc. (“iA”) acquisition on October 5, 2004, the Company assumed the 2003 Imaging Automation Plan and the 1996 Imaging Automation plan. Options previously issued

L-1 Identity Solutions 2009 Annual Report | F-30

under the plans were fully vested as of the close of the transaction. In connection with the acquisition of Bioscrypt, the Company assumed options outstanding under the Bioscrypt Stock Plan which vest according to terms of that Plan.

In connection with the merger with Identix in 2006, the Company assumed all of the then outstanding options granted under the Identix Incorporated 2002 Equity Incentive Plan (the “2002 Plan”), the Identix Incorporated New Employee Stock Incentive Plan, the 2000 Identix Incorporated Non-Employee Directors Stock Option Plan, the Identix Incorporated Equity Incentive Plan, the Visionics Corporation 1990 Stock Option Plan, the Visionics Corporation 1998 Stock Option Plan, and the Visionics Corporation Stock Incentive Plan based on the exchange ratio of

0.473. The 2002 Plan will expire in 2012 and provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to L-1 eligible employees, and non-employee directors and consultants. Options generally vest on an annual basis over a period of four years. Options granted under the Identix Incorporated New Employee Stock Incentive Plan, which will expire in 2010, generally vest on an annual basis over a period of four years. Options granted under the Identix Non-Employee Directors Stock Award Plan vest over one year. Options granted under the 2002 Identix Incorporated Equity Incentive Plan generally vest over a four year period.

Details of the stock options available for grant and outstanding by stock option plan are set forth below:

	Available	Stock
	for	options
Stock Plan	grant	outstanding

2008 and 2005 L-1 Identity Solutions Long-Term Incentive Plan	480,200	3,754,346
Bioscrypt Stock Plan	—	121,635
Identix Incorporated 2002 Equity Incentive Plan	205,143	2,325,173
ZN Employee Share Option Plan	—	259,595
2003 Imaging Automation Plan	—	830
1996 Imaging Automation Plan	—	700
1996 Viisage Directors Stock Option Plan	—	141,001
1996 Viisage Management Stock Option Plan	—	413,655
2000 Identix Incorporated New Employee Stock Incentive Plan	—	369,446
Visionics Corporation 1990 Stock Option Plan	—	—
Identix Incorporated Equity Incentive Plan	—	472,721
Visionics Corporation 1998 Stock Option Plan	—	4,829
Identix Incorporated Non Employee Directors Stock option Plan	—	170,280
Visionics Corporation Stock Incentive Plan	—	57,441

	685,343	8,091,652

L-1 Identity Solutions 2009 Annual Report | F-31

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2009 through December 31, 2009:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Stock	Average	Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at January 1, 2009	7,221,655	$15.22
Granted	1,648,750	7.41
Exercised	(46,884)	1.85
Canceled/expired/forfeited	(731,869)	16.90

Outstanding at December 31, 2009	8,091,652	$13.56	6.52	$2,540,493

Vested or expected to vest at December 31, 2009	6,319,580	$13.56	6.52	$1,984,125

Exercisable at December 31, 2009	4,791,524	$14.48	5.20	$2,266,968

Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	As of 12/31/09	Life (Years)	Price	As of 12/31/09	Price

$0.03 – $7.15	347,367	3.54	$0.93	331,367	$0.65
7.23 – 7.23	850,000	9.69	7.23	—	—
7.30 – 7.74	821,384	8.77	7.61	48,634	7.59
7.80 – 12.22	878,313	4.34	11.01	866,813	11.02
12.40 – 14.52	827,764	4.95	13.58	612,764	13.40
14.55 – 14.55	1,170,000	6.66	14.55	877,500	14.55
14.60 – 16.43	1,012,195	6.36	15.87	756,087	15.85
16.55 – 18.46	838,747	6.62	17.56	490,896	17.46
18.84 – 20.01	1,038,103	7.06	19.47	546,151	19.42
20.04 – 61.82	307,779	3.36	26.23	261,312	27.25

Totals	8,091,652	6.52	$13.56	4,791,524	$14.48

The aggregate unearned compensation cost of unvested options outstanding as of December 31, 2009 was $17.3 million and will be amortized over a weighted average period of 2.4 years. The total intrinsic value of options exercised in the years ended December 31, 2009, 2008, and 2007 was $0.2 million, $2.6 million, and $7.9 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

L-1 Identity Solutions 2009 Annual Report | F-32

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	Years Ended
	2009	2008	2007

Expected annual dividends	—	—	—
Risk free interest rate	3.9%	4.1%	4.2%
Expected volatility	59.3%	51.9%	61.0
Expected life (in years)	6.3	6.3	6.3
Fair value of options	$4.42	$7.62	$11.34

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

Restricted Shares

During 2009, the Company awarded 1,650,750 shares of restricted stock to officers and employees and had total outstanding restricted stock awards of 1,612,750 as of December 31, 2009. The restricted stock vests over four years and the weighted average grant date fair value was $7.40 at December 31, 2009. At December 31, 2009, approximately 1,259,000 shares are expected to vest based on the estimated forfeiture rate. Unearned compensation related to restricted stock that is expected to vest approximated $8.0 million at December 31, 2009 and is expected to be recognized over a weighted average period of 3.4 years. Restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding restricted stock awards.

Employee Stock Purchase Plan

In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which made available 500,000 new shares for future issuance. In May 2008, the Company’s shareholders approved an additional 2,000,000 shares made available under the Employee Stock Purchase Plan. Shares issued under this plan were 485,249, 297,724 and 125,819 in 2009, 2008, and 2007, respectively. The purchase price is determined by taking the lower of 85 percent of the closing price on the first or last day of periods defined by the plan.

Cash received from stock option exercises and purchases of shares under the employee purchase plan was $2.6 million, $5.5 million and $11.9 million in the years ended December 31, 2009, 2008, and 2007, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under non-cancelable operating leases. Rental expense for operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $10.1 million, $8.1 million and $5.5 million, respectively.

In addition, the Company had capital lease obligations of $0.8 million and inventory purchase commitments of $1.2 million at December 31, 2009.

L-1 Identity Solutions 2009 Annual Report | F-33

At December 31, 2009, approximate future minimum rentals under the operating leases, are as follows (in thousands):

Operating
Leases

Year Ending December 31,
2010	$8,682
2011	6,608
2012	5,837
2013	4,199
2014	3,884
Thereafter	3,211

$32,421

Foreign Currency Contracts

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at December 31, 2009 these Japanese Yen denominated liabilities aggregated $1.8 million.

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

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions

L-1 Identity Solutions 2009 Annual Report | F-34

to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance.

On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Notices of appeal of this decision have been filed; the deadline for filing further notices of appeal is February 22, 2010.

On October 10, 2007, an Old Digimarc stockholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On March 12, 2009, after considering motions to dismiss, one filed by thirty moving issuers and the other filed by the underwriters, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The final appellate brief was filed on November 17, 2009; the Ninth Circuit has not indicated whether it will schedule oral arguments. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.

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

The Company established the L-1 401(k) plan on January 1, 2003. Participants are fully vested in their contributions and vest 25 percent per year in L-1’s contributions. The Company also has assumed four other plans from its acquisitions of which one has not been merged into the L-1 401(k) plan as of December 31, 2009. Company contributions on the one assumed plan which is not yet merged vests immediately. The plans permit pretax contributions by participants of up to the annual Internal Revenue Service dollar limit. The Company may make discretionary contributions to the plans in cash or common stock subject to certain limitations. The costs for these plans were approximately $9.5 million, $8.2 million, and $5.7 2009, 2008, and 2007, respectively.

L-1 Identity Solutions 2009 Annual Report | F-35

11.	INCOME TAXES

	For the Years Ended December 31,
	2009	2008	2007

Pretax loss comprises the following (in thousands):
United States	$(9,717)	$(524,828)	$(9,990)
Foreign	3,256	(16,806)	613

	$(6,461)	$(541,634)	$(9,377)

The (benefit) provision for income taxes comprises the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current
Federal	$138	$890	$2,877
State	(128)	889	654
Foreign	296	635	—

	306	2,414	3,531

Deferred
Federal	(2,541)	(37,870)	(5,718)
State	(686)	(4,609)	(1,406)
Foreign	1,208	1,993	258

	(2,019)	(40,486)	(6,866)

Change in valuation allowance	(745)	48,032	(21,849)

	$(2,458)	$9,960	$(25,184)

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended subsequent to December 31, 2004. However, the Company’s loss carryforwards are subject to adjustment by state and federal tax authorities in years the loss carryforwards are used to reduce taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The consolidated financial statements do not include any material provision for interest or penalties. The Company has made an election to account for interest expense and penalties related to income tax issues as income tax expense.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal benefit statutory rate	(34.0)%	(34.0)%	(34.0)%
Goodwill impairment	—	27.0	—
State and local taxes, net of federal benefit	(6.6)	(0.7)	(5.2)
Valuation allowance	(11.5)	9.0	(233.0)
Permanent and other items	14.1	0.5	3.6

Effective tax rate	(38.0)%	1.8%	(268.6)

L-1 Identity Solutions 2009 Annual Report | F-36

The components of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Deferred tax assets (liabilities):
Net operating loss carryforwards	$187,363	$171,765
Property and equipment	(6,635)	(12,712)
Intangible assets	(13,842)	(14,831)
Accruals and other reserves	12,927	12,204
Stock-based compensation expense	12,415	9,880
Tax deductible goodwill amortization	(18,842)	(13,647)
Convertible notes	(5,200)	(7,259)
Tax credits	6,391	5,978

Net deferred tax asset before valuation allowance	174,577	151,378
Valuation allowance	(136,330)	(116,668)

Net deferred tax asset	$38,247	$34,710

Deferred tax asset:
Current	$11,514	$11,101
Long-term	26,733	23,609

	$38,247	$34,710

The increase in the deferred tax assets and the valuation allowance during 2009 are primarily attributable to completing the accounting for the Digimarc acquisition, including recording additional deferred tax assets for net operating loss carryforwards determined to have been acquired upon the filing of Digimarc’s final pre acquisition tax return, and for state and local deferred tax assets based on completing the analysis of previously filed tax return, all of which required a full valuation allowance.

At December 31, 2009, the Company has available net operating loss carryforwards for federal tax purposes of approximately $447.6 million which may be used to reduce future taxable income and includes $12.7 million of tax deductions related to stock option exercises the tax benefit of which have not been recognized. Substantially all of these carryforwards are subject to limitations pursuant to the change in control provisions of Section 382 of the Internal Revenue Code. The Company has made an analysis of these limitations and recorded deferred tax assets only to the extent these net operating loss carryforwards can be realized during the carryforward period. These carryforwards expire from 2010 through 2030. In addition, the Company has $159.5 million of deductible goodwill.

In 2009 and 2008, the Company recognized tax loss and benefits, respectively, for stock options exercised during those years. The benefit recognized, net of the related stock compensation expense was $(2.0) million and $0.2 million in 2009 and 2008, respectively, of which $0.5 million was recorded in 2008 as a reduction of goodwill and $0.2 million and $0.3 million, respectively, as a decrease of equity. The utilization of tax benefits related to stock option exercises is determined based on ordering required by the relevant tax regulations.

12. SEGMENT AND GEOGRAPHICAL INFORMATION

Operating segments are defined as components of a company whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments have been aggregated in two reportable segments: Solutions and Services. The Solutions reportable segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure

L-1 Identity Solutions 2009 Annual Report | F-37

credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides fingerprinting services to government, civil, and commercial customers, as well as information technology and security consulting services to U.S. Government agencies.

The Company measures segment performance primarily based on revenues and operating income (loss), Adjusted EBITDA and unlevered free cash flow. . Operating results by segment, including allocation of corporate expenses, for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	2009	2008	2007

Solutions:
Revenues	$322,512	$280,045	$211,029
Operating Income (Loss)	20,240	(527,958)	(836)
Depreciation and Amortization Expense	29,348	40,928	32,996
Services:
Revenues	328,425	282,827	178,478
Operating Income	14,894	14,190	5,874
Depreciation and Amortization Expense	7,781	8,484	6,241
Consolidated:
Revenues	650,937	562,872	389,507
Operating Income (Loss)	35,134	(513,768)	5,038
Depreciation and Amortization Expense	37,129	49,412	39,237

Included in the Solutions segment results are asset impairments and merger related expenses of $527.2 million and $1.1 million, respectively for the year ended December 31, 2008 and asset impairments of $5.0 million for the year ended December 31, 2007. In 2008, the Services segment includes asset impairments of $1.4 million. In 2009 the Solutions reportable segment includes a provision of $1.2 million related to the suspension of the Registered Traveler Program.

Total assets by segment as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Solutions	$896,208	$877,129
Services	370,909	362,181
Corporate	56,708	70,511

Total Assets	$1,323,825	$1,309,821

Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.

Revenues by market for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

State and Local	$238,272	$174,912	$109,462
Federal	385,648	362,481	269,685
Commercial/Emerging Markets	27,017	25,479	10,360

Total Revenues	$650,937	$562,872	$389,507

L-1 Identity Solutions 2009 Annual Report | F-38

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues and identifiable assets by geographic areas (in thousands):

	2009	2008	2007

Revenues:
United States	$594,974	$515,182	$360,551
Rest of World	55,963	47,690	28,956

Totals	$650,937	$562,872	$389,507

Total Assets:
United States	1,296,870	$1,284,235	$1,377,975
Rest of World	26,955	25,586	57,620

Totals	1,323,825	$1,309,821	$1,435,595

The Company did not have significant international sales to individual countries in any year presented.

13.	ACQUISITIONS

The results of operations of all consummated acquisitions described below have been included in the consolidated financial statements from their respective dates of acquisition.

2008 Acquisitions

Digimarc

On August 13, 2008, L-1 completed the acquisition of Digimarc Corporation (“Old Digimarc”), which comprises Digimarc’s ID systems business, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated June 29, 2008, as amended. The aggregate purchase price was $310.0 million in cash, plus direct acquisition costs of approximately $5.6 million. L-1’s acquisition of common stock (the “Shares”) was structured as a two-step transaction, with a cash tender offer by a wholly-owned subsidiary of L-1 for the Shares, pursuant to which L-1 initially acquired approximately 79 percent of the issued and outstanding shares of Old Digimarc on August 2, 2008, followed by the merger of such subsidiary with and into Old Digimarc (the “Merger”), with Old Digimarc, now known as L-1 Secure Credentialing, Inc., continuing as the surviving corporation and a wholly-owned subsidiary of L-1. Prior to the Merger, Old Digimarc distributed all of the interests of the limited liability company (“LLC”) which held the digital watermarking business, substantially all the cash of Old Digimarc and certain other assets and liabilities into a liquidating trust for the benefit of Old Digimarc’s stockholders (the “Spin-Off”). Immediately following the Spin-Off, LLC merged with and into New Digimarc, with New Digimarc continuing as the surviving corporation, and each unit of LLC converted into one share of New Digimarc common stock. All restricted stock units and outstanding options to purchase shares of Old Digimarc common stock became fully vested and exercisable immediately prior to the record date used to determine which Old Digimarc stockholders were entitled to the distribution of LLC interests in connection with the Spin-Off. Holders of Old Digimarc stock options who exercised such options received cash consideration in connection with the Merger and LLC interests in connection with the Spin-Off. All Old Digimarc stock options that were not exercised prior to the completion of the Spin-Off were cancelled.

L-1 acquired Old Digimarc because it believes that the acquisition positions the combined company as a leader in providing credential systems and to take advantage of the opportunities created by the enhanced ID programs. Moreover, the combined company will be able to deliver enhanced protection and facilitate the development of the next generation of credentialing functionality. Old Digimarc has been integrated in the Secure Credentialing operating segment included in the Solutions reportable segment.

The purchase price, which was funded with borrowings under the Company’s restated and amended credit facility and proceeds from the

L-1 Identity Solutions 2009 Annual Report | F-39

issuance of equity securities, has been allocated as follows (in thousands):

Cash acquired	$50
Other current assets	21,187
Property, plant and equipment	52,437
Other assets	695
Current liabilities	(17,582)
Deferred revenue	(6,544)
Other non-current liabilities	1,169
Intangible assets	38,606
Goodwill	225,588

$315,606

None of the goodwill or the assigned value to intangible assets is deductible for income tax purposes.

Bioscrypt

On March 5, 2008, the Company acquired Bioscrypt Inc. (“Bioscrypt”), a provider of enterprise biometric access control solutions headquartered in Markham, Canada. Under the terms of the definitive agreement, the Company issued approximately 2.6 million common shares. In addition the Company assumed all Bioscrypt stock options outstanding at the effective date of the acquisition. The Company has valued the assumed Bioscrypt stock options consistent with its valuation methodology of stock options issued by the Company. Bioscrypt is in the process of being integrated in to the Biometrics operating segment included in the Solutions reportable segment.

The aggregate purchase price of Bioscrypt was approximately $37.4 million, including $0.8 million of direct acquisition costs and stock options valued at $1.4 million. The Company acquired Bioscrypt for its leadership position in biometric physical access control, its global customer base, its offerings that complement the Company’s existing offerings and expected cost and revenue synergies. The purchase price has been allocated as follows (in thousands):

Cash acquired	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(11,203)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	2,197
Goodwill	40,085

$37,399

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

2007 Acquisitions

McClendon

On July 13, 2007, the Company acquired McClendon Corporation (“McClendon”). The Company purchased all of the issued and outstanding shares of common stock of McClendon from a newly-formed holding company for a purchase price of $33.0 million in cash and $33.0 million (approximately 1.6 million shares) of the Company’s common stock for a total consideration of $66.0 million, plus a $1.0 million adjustment based on McClendon’s closing working capital. The number of shares issued were determined based on an average for a specified period prior to closing. The Company acquired McClendon for the suite of technical and professional services it provides to the intelligence and military communities and a customer base which complements the Company’s portfolio. McClendon has been integrated with SpecTal and is included in the Services reportable segment.

The aggregate purchase price of McClendon was approximately $69.5 million, including a working capital adjustment of $1.0 million and $2.6 million of direct acquisition costs. Substantially, all of the cash portion of the purchase price was funded by borrowings under the revolving credit facility. The

L-1 Identity Solutions 2009 Annual Report | F-40

purchase price has been allocated as follows (in thousands):

Cash acquired	$607
Other current assets	7,399
Other assets	421
Current liabilities	(4,045)
Long-term liabilities	(67)
Deferred tax liability	(8,222)
Intangible assets	17,900
Goodwill	55,542

$69,535

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

ComnetiX

On February 22, 2007, the Company consummated the acquisition of ComnetiX Inc. (“ComnetiX”), for approximately $17.8 million in cash. ComnetiX offers biometric identification solutions for use in areas such as applicant screening, financial services, health care, transportation, airlines and airports, casinos and gaming, and energy and utilities. ComnetiX is also a leading applicant fingerprinting services company in Canada, with a chain of ten offices. In addition, ComnetiX has established more than 40 applicant fingerprinting services locations throughout the United States. The fingerprinting services business has been integrated with L-1’s Enrollment Services operating segment included in the Services reportable segment. The biometric identification solutions business has been integrated in the Biometrics operating segment included in the Solutions reportable segment.

The Company acquired ComnetiX because of its presence in the fingerprinting services segment of the Canadian market and a complementary base of customers, particularly within the law enforcement community.

The aggregate purchase price of ComnetiX was approximately $18.9 million, including $1.1 million of direct acquisition costs, substantially all of which was funded by borrowings under the revolving credit facility. The purchase price has been allocated as follows (in thousands):

Current assets	$4,536
Other assets	491
Current liabilities	(5,808)
Note payable — long-term	(50)
Intangible assets	4,724
Goodwill	15,046

$18,939

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

L-1 Identity Solutions 2009 Annual Report | F-41

14.	ASSET IMPAIRMENTS AND MERGER — RELATED EXPENSES

Asset impairments and merger-related charges for the years 2008 and 2007 comprise the following:

	2008		2007
	Total	Cash	Total	Cash
	Charges	Payments	Charges	Payments

Asset impairments	$528,577	$—	$5,000	$—
Separation costs	1,106	1,106	—	—

Total	$529,683	$1,106	$5,000	$—

In 2009, the Company performed its annual impairment test as of October 31, 2009 which indicated there was no impairment of goodwilll.

In 2008, the Company recorded asset impairments of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate to the Company’s biometrics businesses included in the Solutions segment. The impairment charges result from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008, particularly as they impacted the biometrics businesses, as well as capital market conditions that adversely impacted valuation of businesses the Company acquired and the Company’s stock price and market capitalization.

In 2007, the Company recorded an intangible asset impairment of $5.0 million relating to certain acquired biometric product lines that were not performing as anticipated.

Pursuant to the standard, Goodwill and Intangible Assets, the Company is required to test goodwill for impairment whenever impairment indicators are present, or at least annually. The Company performs its annual impairment test as of October 31 each year. The estimated fair value of the reporting units was determined primarily using the discounted cash flow method, and considering comparable market transactions and multiples.. The aggregate enterprise values of all reporting units resulting from the valuations were then compared to the Company’s market capitalization at the valuation date. Pursuant to the standard, the Company compared the carrying amounts of its reporting units to their estimated fair values. At December 31, 2009, the estimated fair values of reporting units significantly exceeded the recorded amounts. Accordingly, we concluded that no impairment was indicated. At December 31, 2008 the carrying amounts (after adjusting for the impairment of long-lived assets described below) of certain reporting units within the Solutions segment exceeded the respective estimated fair values and thus were indicated to be impaired. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the impaired reporting units to tangible and intangible assets. With respect to the other reporting units for which an impairment was not indicated, the estimated fair values significantly exceeded the recorded amounts.

For reporting units with an estimated fair value that was less than the carrying amount, the Company considered whether long-lived assets were also impaired. As required by the standard, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company compared the carrying amounts of the identified asset groups (including goodwill) to the undiscounted cash flow of the asset groups. The impairment loss was calculated as the difference between the carrying amount of the long-lived assets and their estimated fair values, determined primarily based on the discounted cash flows method.

The Company utilized a valuation advisor to assist in performing the impairment analyses and valuations. Estimates of fair values were primarily based on the discounted cash flows based on the Company’s latest plans and projections. The use of the discounted cash flow method requires significant judgments and assumptions of future events many of which are outside the control of the Company, including estimates of future growth rates, income tax rates, and discount rates, among others. In addition, the use of market transactions and multiples requires significant judgment as to whether observed data is comparable to the reporting units being evaluated and how much weight should attributed to such data in the valuation.

L-1 Identity Solutions 2009 Annual Report | F-42