Form 10-Q
period 2010-03-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2010-05-06
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010.
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
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 5, 2010
Common stock, $.001 par value	92,869,422

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,649	$6,624
Accounts receivable, net	117,312	116,353
Inventory, net	32,361	29,384
Deferred tax asset, net	11,462	11,514
Other current assets	9,485	9,249

Total current assets	173,269	173,124
Property and equipment, net	118,682	115,500
Goodwill	889,296	889,814
Intangible assets, net	103,757	102,375
Deferred tax assets, net	29,518	26,733
Other assets, net	15,027	16,279

Total assets	$1,329,549	$1,323,825

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$99,463	$110,089
Current portion of deferred revenue	17,825	19,890
Current maturities of long-term debt	28,926	27,062
Other current liabilities	7,664	6,680

Total current liabilities	153,878	163,721
Deferred revenue, net of current portion	6,403	6,676
Long-term debt, net of current maturities	430,423	419,304
Other long-term liabilities	4,390	3,663

Total liabilities	595,094	593,364

Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 92,722,381 and 91,745,135 shares issued at March 31, 2010 and December 31, 2009, respectively	93	92
Additional paid-in capital	1,444,767	1,432,898
Accumulated deficit	(634,972)	(627,449)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 368,843 shares of common stock, at cost	(6,173)	(6,173)
Accumulated other comprehensive income	249	622
Noncontrolling interest	299	279

Total equity	734,455	730,461

Total liabilities and equity	$1,329,549	$1,323,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$148,151	$150,189

Cost of revenues:
Cost of revenues	106,571	104,243
Amortization of acquired intangible assets	2,015	2,356

Total cost of revenues	108,586	106,599

Gross profit	39,565	43,590

Operating expenses:
Sales and marketing	10,510	9,891
Research and development	5,384	5,901
General and administrative	23,551	22,833
Acquisitions related expenses and amortization of intangible assets	479	639

Total operating expenses	39,924	39,264

Operating income (loss)	(359)	4,326
Financing costs:
Contractual interest	(6,885)	(7,397)
Other financing costs	(3,237)	(3,253)
Other income (expense), net	(173)	117

Loss before income taxes	(10,654)	(6,207)
Benefit for income taxes	3,151	2,421

Net loss	(7,503)	(3,786)

Net income attributable to noncontrolling interest	(20)	—

Net loss attributable to L-1’s shareholders	$(7,523)	$(3,786)

Basic and diluted net loss per share attributable to L-1’s shareholders	$(0.09)	$(0.04)

Basic and diluted weighted average common shares outstanding	86,851	84,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other	Non-
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total
Balance, January 1, 2009	$87	$15,107	$1,393,763	$(623,251)	$(69,808)	$(6,161)	$(1,257)	$—	$708,480
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	84	84
Exercise of employee stock options	—	—	87	—	—	—	—	—	87
Common stock issued for directors’ fees	—	—	208	—	—	—	—	—	208
Common stock issued under employee stock purchase plan	1	—	3,351	—	—	—	—	—	3,352
Deferred tax charge of stock options exercised	—	—	(845)	—	—	—	—	—	(845)
Retirement plan contributions paid in common stock	2	—	8,468	—	—	—	—	—	8,470
Stock-based compensation expense	1	—	12,941	—	—	—	—	—	12,942
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,391	—	1,391
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	(4,198)	—	—	—	195	(4,003)
Comprehensive loss	—	—	—	—	—	—	—	—	—
Other	—	—	(181)	—	—	(12)	—	—	(193)

Balance, December 31, 2009	$92	$—	$1,432,898	$(627,449)	$(69,808)	$(6,173)	$622	$279	$730,461
Exercise of employee stock options	—	—	143	—	—	—	—	—	143
Common stock issued for directors’ fees	—	—	900	—	—	—	—	—	900
Common stock issued under employee stock purchase plan	—	—	810	—	—	—	—	—	810
Retirement plan contributions paid in common stock	1	—	6,930	—	—	—	—	—	6,931
Stock-based compensation expense	—	—	3,086	—	—	—	—	—	3,086
Foreign currency translation loss	—	—	—	—	—	—	(454)	—	(454)
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	81	—	81
Net loss	—	—	—	(7,523)	—	—	—	20	(7,503)

Balance, March 31, 2010	$93	$—	$1,444,767	$(634,972)	$(69,808)	$(6,173)	$249	$299	$734,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(7,503)	$(3,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,901	9,224
Stock-based compensation costs	7,049	5,300
Benefit for non-cash income taxes	(3,151)	(2,421)
Amortization of deferred financing costs and debt discount	3,237	3,253
Other non-cash items	(18)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(849)	(2,204)
Inventory	(2,073)	1,486
Other assets	8	(625)
Accounts payable, accrued expenses and other liabilities	(3,863)	1,845
Deferred revenue	(2,383)	(814)

Net cash provided by operating activities	355	11,258

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(3,036)	(570)
Capital expenditures	(11,661)	(12,546)
Additions to intangible assets	(1,690)	(1,687)
Decrease in restricted cash	(9)	(54)

Net cash used in investing activities	(16,396)	(14,857)

Cash Flow from Financing Activities:
Borrowings under revolving credit agreement	23,000	—
Debt and equity issuance costs	(103)	(50)
Principal payments on term loan	(4,351)	—
Principal payments on borrowings under revolving credit agreement and other debt	(7,310)	(130)
Proceeds from issuance of common stock to employees	638	340
Proceeds from exercise of stock options by employees	142	23

Net cash provided by financing activities	12,016	183

Effect of exchange rate changes on cash and cash equivalents	50	(89)

Net decrease in cash and cash equivalents	(3,975)	(3,505)
Cash and cash equivalents, beginning of year	6,624	20,449

Cash and cash equivalents, end of period	$2,649	$16,944

Supplemental Cash Flow Information:
Cash paid for interest	$5,996	$6,142
Cash paid for income taxes	$66	$708
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
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. At this time, there can be no assurance that the exploration of strategic alternatives will result in any sale transaction, the timing of such a sale transaction, or whether a significant premium to current market trading prices for L-1’s common stock can be obtained as part of any such transaction. The accompanying financial statements do not reflect the impact of any possible transaction.
     The Company operates in two reportable segments: Solutions and Services.
     The Solutions segment includes Secure Credentialing and Biometrics/Enterprise Access. Secure Credentialing solutions span the entire secure credentialing lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of government-issued proof of identity credentials. Biometric Solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometrics solutions also encompass access control readers that enable businesses and governments to secure facilities and restricted areas by preventing unauthorized entry.
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
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	March 31,	December 31,
	2010	2009
Assets:
Deferred financing costs	$2,195	$2,506
Investment in L-1 Operating	902,299	894,988

	$904,494	$897,494

Liabilities and equity:
Accrued interest	$2,466	$825
Deferred tax liability	5,200	5,200
Convertible debt	162,373	161,008

	170,039	167,033
Equity	734,455	730,461

	$904,494	$897,494

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on February 26, 2010. The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.
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
Revenue Recognition
     The Company derives its revenue from sales of solutions that include hardware components, consumables and software components and related maintenance, technical support, training and installation services integral to sales of hardware and software. The Company also derives revenues from sales of fingerprinting enrollment services and government security and information technologies services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine these products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 26, 2010. There have been no material changes to such policies.
Stock-Based Compensation
     L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The following weighted average assumptions were utilized in the valuation of stock options in 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Expected common stock price volatility	57.0%	57.8%
Risk free interest rate	3.9%	2.0%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

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
Computation of Net Income (Loss) per Share
     Basic net income (loss) attributable to L-1’s shareholders per share is calculated by dividing net income (loss) attributable to L-1’s shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to L-1’s shareholders per share is based upon the weighted average number of diluted shares outstanding during the period.
     The basic and diluted net income (loss) attributable to L-1’s shareholders per share calculation is computed based on the weighted average number of shares of common stock outstanding during the periods and, in 2009, includes 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock before their conversion into common stock. Restricted share awards are included in the calculation of basic shares outstanding beginning on the date of vesting. The impact of approximately 0.2 million and 1.0 million of common equivalent shares for three months periods ended March 31, 2010 and 2009, respectively were not reflected in the net income (loss) attributable to L-1’s shareholders per share as their effect would be anti-dilutive.
     The Company calculates the effect of the Convertible Notes on diluted net income attributable to L-1’s shareholders per share utilizing the “as if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three month periods ended March 31, 2010 and 2009, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
     In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. The number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for income (loss) attributable to L-1’s shareholders per share purposes.
Adoption of New Accounting Standards
     Effective January 1, 2010, the Company adopted the following accounting standards:
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
3. ADDITIONAL FINANCIAL INFORMATION
Inventory, net:
     Inventory comprised the following as of March 31, 2010 and December 31, 2009, net of write downs of $2.6 million and $3.2 million, respectively (in thousands):

	March 31,	December 31,
	2010	2009
Purchased parts and materials	$23,803	$23,107
Work in progress	558	615
Inventoried contract costs	3,169	3,193
Finished goods	4,831	2,469

Total Inventory	$32,361	$29,384

     Approximately $2.1 million of inventory at March 31, 2010 and December 31, 2009 was held at customer sites.
Property and Equipment, net (in thousands):

	March 31,	December 31,
	2010	2009
System assets	$109,119	$92,753
Computer and office equipment	9,952	9,147
Machinery and equipment	22,457	23,107
Construction in progress	46,156	53,436
Leasehold improvements	7,742	7,652
Other — including tooling and demo equipment	4,364	4,234

	199,790	190,329
Less, accumulated depreciation	81,108	74,829

Property and equipment, net	$118,682	$115,500

     Capital expenditures for the three months ended March 31, 2010 and 2009 aggregated $11.7 million and $12.5 million, respectively, and are principally related to the Solutions segment.
     Depreciation expense on property and equipment for the three months ended March 31, 2010 and 2009 was $6.3 million and $5.6 million, respectively. For the three months ended March 31, 2010 and 2009, the Company capitalized interest of $0.5 million and $0.2 million, respectively.
     At March 31, 2010, property and equipment and intangible assets includes approximately $4.0 million related to the suspended Registered Traveler Program which is expected to be recovered from the restart of the Registered Traveler Program.
     The following table presents depreciation and amortization expense excluding amortization of acquisition related intangible assets, but includes amortization of other intangible assets as reflected in the condensed consolidated statements of operations (in thousands):

Depreciation and Amortization

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cost of revenues	$6,316	$5,547
Sales and marketing	78	65
Research and development	123	110
General and administrative	1,060	841

	$7,577	$6,563

     Goodwill (in thousands):
     The following summarizes the activity in goodwill for the three months ended March 31, 2010:

	Solutions	Services	Total
Balance, January 1, 2010	$626,499	$263,315	$889,814
Currency translation adjustments	(715)	197	(518)

Balance, March 31, 2010	$625,784	$263,512	$889,296

     As of March 31, 2010, approximately $156.0 million of goodwill was deductible for income tax purposes. The accumulated impairment charges as of March 31, 2010 approximated $430.0 million as a result of the charge recorded in 2008.
     Intangible Assets, net (in thousands):
     Intangible assets, net comprise the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$16,083	$(5,423)	$14,425	$(4,853)
Core technology	340	(96)	340	(79)
Trade names and trademarks	7,282	(2,443)	7,263	(2,269)
Customer contracts and relationships	104,063	(32,938)	104,063	(31,382)

	127,768	(40,900)	126,091	(38,583)
Other intangible assets	26,810	(9,921)	23,591	(8,724)

	$154,578	$(50,821)	$149,682	$(47,307)

     Amortization of acquisition related intangible assets for the three months ended March 31, 2010 and 2009, was $2.3 million and $2.7 million, respectively. Other intangible asset amortization excluding acquisition related amortization was $1.3 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, approximately $68.4 million of intangible assets, net were deductible for income tax purposes.
     The following summarizes amortization of acquisition related intangible assets included in the statement of operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cost of revenues	$2,015	$2,356
General and administrative	309	305

	$2,324	$2,661

     Amortization of acquisition related intangible assets for the current and subsequent four years and thereafter is as follows: $6.8 million, $8.4 million, $7.5 million, $6.9 million, $5.1 million, and $52.2 million, respectively.
Financial Instruments
     The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and L-1’s current credit worthiness. The recorded and estimated fair values are as follows for March 31, 2010 (in thousands):

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	March 31,	March 31,
	2010	2010
Accounts Receivable	$117,312	$117,312
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements and Foreign Currency Forward Contracts	(97,292)	(97,292)
Other Current Liabilities	(7,664)	(7,664)
Term Loans	(274,806)	(278,400)
Revolving Credit Facility	(20,836)	(20,836)
Convertible Notes	(162,373)	(165,183)
Other Debt	(1,334)	(1,334)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	5	5
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(2,176)	(2,176)
Derivatives
     The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at March 31, 2010, has no derivatives that are designated as fair value hedges.
     Derivatives are recorded at their estimated fair values based upon level two inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
     At March 31, 2010, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $2.5 million. At December 31, 2009, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $1.8 million.
     The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands) which have been designated and effective as hedges:

		Fair Value at
	Balance Sheet	March 31,	December 31,
	Caption	2010	2009
Interest rate protection agreements	Accounts Payable/Accrued Expenses	$(2,176)	$(1,896)
     The following summarizes certain information regarding the Company’s derivatives which have been designated and are effective as cash flow hedges (in thousands):

Gain (loss) reclassified from
OCI to Income Statement
	Recognized	Three Months	Three Months
	In OCI at	Ended	Ended
	March 31, 2010	March 31, 2010	March 31, 2009
Interest rate protection agreements	$(845)	$(133)	$(92)
     The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

		Amounts of Loss Recognized
		in Income Statement
		Three Months	Three Months
	Income Statement	Ended	Ended
	Caption	March 31, 2010	March 31, 2009
Interest rate protection agreements	Interest Expense	$(280)	$(306)
Foreign currency forward contracts	Other Expense, net	$(10)	—

Products and Services Revenues:
     The following provides details of the products and services for revenues for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
U.S. Federal government services	$53,523	$52,977
Hardware and consumables	19,976	28,501
State and local government solutions and services	57,092	52,318
Software, licensing fees and other	9,575	10,856
Maintenance	7,985	5,537

Total revenues	$148,151	$150,189

Comprehensive Loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	(7,503)	$(3,786)
Change in accumulated other comprehensive loss	(373)	(697)

Comprehensive loss	$(7,876)	$(4,483)

4. RELATED PARTY TRANSACTIONS
     Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.2 percent of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.
     In December 2005, Aston completed a $100 million investment and became the beneficial owner of L-1’s common stock. The investment agreement provides Aston with a right of first refusal to purchase a pro rata of new securities issued by L-1, subject to specified terms.
     On August 5, 2008, Mr. Robert LaPenta purchased 750,000 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) which in accordance with its terms was converted to 1,310,992 shares of common stock in 2009.
     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction with AFIX at that point in time. Receivables from and sales to AFIX at March 31, 2010 and 2009 were $0.1 million for both periods.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three months ended March 31, 2010 and 2009, the Company incurred costs of $0.2 million for both periods, related to the sublease agreement.

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
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty costs incurred for the three months ended March 31, 2010 and 2009 amounted to $0.1 million for each period.
     On February 28, 2010 the Company entered into an engagement letter with Stone Key Partners LLC (“Stone Key”), pursuant to which Stone Key will act as a financial advisor to the Company in connection with the Company’s exploration of strategic alternatives to enhance stockholder value. In this context, the Company has also retained Goldman Sachs & Co. (“Goldman”) as an advisor. Both Goldman and Stone Key were selected after a competitive evaluation process involving multiple prospective advisors. In connection with their respective engagements, Goldman and Stone Key may be entitled to receive customary fees from the Company. These fees, a substantial portion of which would become payable in the event a transaction is consummated, would be allocated approximately 58% to Goldman and 42% to Stone Key. Michael J. Urfirer, is a co-owner and co-founder of Stone Key’s parent company, is Co-Chairman and Co-CEO of Stone Key, and is also the husband of Doni L. Fordyce, our Executive Vice President of Corporate Communications. Mr. Urfirer and Stone Key’s other Co-Chairman and Co-CEO hold personal investments in Aston Capital Partners, L.P. as minority limited partners. Certain of our executive officers, including Mr. LaPenta, Mr. DePalma, Mr. Paresi and Ms. Fordyce, control Aston Capital Partners, L.P. through their ownership interest in the general partner. Consideration of strategic alternatives by the L-1 Board of Directors may not result in a sale transaction, therefore there is no assurance that this process will result in a sale of the Company or any other specific transaction pursuant to which Goldman Sachs or Stone Key would earn a fee, and the amount of any such fee cannot currently be estimated.
5. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
$175.0 million aggregate principal amount 3.75 percent Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreement	20,836	4,868
Borrowings under term loan	277,705	282,056
Capital leases and other	1,334	1,611

	474,875	463,535

Less: Unamortized discount on convertible notes	12,627	13,991
Less: Unamortized original issue discount on term loan	2,899	3,178
Less: Current portion of long-term debt	28,926	27,062

	$430,423	$419,304

     Scheduled principal payments on long-term debt and financing arrangements for the subsequent four years are as follows: $38.4 million, $34.0 million, $218.7 million and $183.8 million. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par in 2012. The repayment schedule assumes that it will be repaid in 2012.
Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of March 31, 2010, the Company has approximately $107.1 million available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $144.5 million at March 31, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $133.2 million at March 31, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $20.8 million of borrowings and $7.1 million of letters of credit that were outstanding under the revolving credit facility, respectively, at March 31, 2010.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.00 percent for borrowings under the revolving credit facility.
     L-1 is required to maintain the following financial covenants under the Credit Agreement:
•	Consolidated Debt Service Coverage Ratio. As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00, subject to the amendment described below.

•	Consolidated Leverage Ratio. As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement, which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement)

to and including March 31, 2010, (ii) 3.00:1.00 from March 31, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter, which has been amended as described below.
     L-1 recently amended the Credit Agreement, increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 and reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. At March 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.23:1.00 and the Consolidated Leverage Ratio was 3.17:1.00; accordingly the Company was in compliance with the amended covenants. If a sale does not occur, the Company expects to refinance its debt on a long term basis.
     Under the terms of the Credit Agreement, as amended, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants described above.
     Pursuant to the terms of the Credit Agreement, as amended, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain permitted adjustments, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization.
     If an event of default, including a change in control, occurs (as defined in the Credit Agreement), the Administrative Agent may, with the consent of the Required Lenders declare all outstanding indebtedness including accrued and unpaid interest under the Credit Agreement to be due and payable.
     In October 2008, the Company entered into an interest rate protection agreement to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement has a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counterparty a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. The counterparties to the agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreement, the Company’s exposure is limited to the interest rate differential on the notional amount at each quarterly settlement period over the life of the agreements. L-1 does not anticipate non-performance by the counterparties.
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
     Upon consummation of any share exchange, consolidation of merger of L-1 pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of L-1’s and L-1’s subsidiaries’ assets, taken as a whole, to any person other than one of its subsidiaries, the holders of the Convertible Notes can require the Company to repurchase all outstanding debt at a purchase price equal to 100 percent of the principal amount plus accrued and unpaid interest.
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
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of March 31, 2010, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.
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
Issuance of Equity Securities
     On August 5, 2008, pursuant to the terms and conditions of (i) the Securities Purchase Agreement, by and between L-1 and Robert V. LaPenta (the “LaPenta Agreement”), (ii) the Securities Purchase Agreement (the “Iridian Agreement”), by and between L-1 and Iridian Asset Management LLC (“Iridian”) and (iii) the LRSR LLC Agreement (together with the LaPenta Agreement and Iridian Agreement, the “Investor Agreements”), L-1 issued an aggregate of 8,083,472 shares of L-1 common stock and 15,107 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for aggregate proceeds to L-1 of $119.0 million, net of related issuance costs, which were used to fund a portion of L-1’s acquisition of Old Digimarc. In accordance with its terms, the Series A Preferred Stock was converted to 1,310,992 shares of common stock in 2009.
7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
     The following table summarizes the stock option activity from January 1, 2010 through March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2010	8,091,652	$13.56
Granted	20,500	7.73
Exercised	(27,601)	5.20
Canceled/expired/forfeited	(167,158)	17.51

Outstanding at March 31, 2010	7,917,393	$13.49	6.28	$5,233,218

Vested or expected to vest at March 31, 2010	6,183,484	$13.49	6.28	$4,087,143

Exercisable at March 31, 2010	4,943,073	$14.20	5.13	$2,975,306

     The aggregate unearned compensation cost of unvested options outstanding as of March 31, 2010, was $14.8 million and will be amortized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.1 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
     For the three month period ending March 31, 2010, the Company awarded 400,287 shares of restricted stock to officers and employees and had total outstanding restricted stock awards of 1,777,814 as of March 31, 2010. The restricted stock vests over four years and the weighted average grant date fair value was $7.38 at March 31, 2010. At March 31, 2010, approximately 1,388,000 shares are expected to vest. Unearned compensation related to restricted stock that is expected to vest approximated $8.6 million at March 31, 2010. Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.
     Stock-based compensation expense was $7.0 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively, and includes compensation expense related to restricted stock, stock options, employee purchases under the stock purchase plan, and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cost of Revenues	$2,236	$1,849
Research and Development	471	474
Sales and Marketing	626	513
General and Administrative	3,716	2,464

	$7,049	$5,300

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
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Since that time, however, six groups of appellants have filed timely notices of appeal. The court has established a May 7, 2010 deadline for the filing of briefs and a May 17, 2010 deadline for the filing of reply briefs, in each case related to the procedural issue of whether parties who are objecting to the settlement should be required to post bonds. The schedule for filing appellate briefs beyond this initial procedural issue has not yet been set by the court.
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
9. INCOME TAXES
     For the three months ended March 31, 2010 and 2009 the tax benefit was $3.2 million and $2.4 million, respectively. The pre-tax loss was $10.6 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year. Such entities have an estimated annual effective tax rate of 0% while the remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 35% and 39% for the three months ended March 31, 2010 and 2009, respectively.
10. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
     The Company’s operating segments have been aggregated in two reportable segments: Solutions and Services. The Solutions reportable segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides fingerprinting services to government, civil, and commercial customers, as well as information technology and security consulting services to U.S. Government agencies. The Company measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Solutions:
Revenues	$65,737	$73,463
Operating Income (Loss)	(1,511)	153
Depreciation and Amortization Expense	7,820	7,460
Services:
Revenues	82,414	76,726
Operating Income	1,152	4,173
Depreciation and Amortization Expense	2,081	1,764
Consolidated:
Revenues	148,151	150,189
Operating Income (Loss)	(359)	4,326
Depreciation and Amortization Expense	9,901	9,224

Total assets and goodwill by segment as (in thousands):

	As of
	March 31, 2010
	Total Assets	Goodwill
Solutions	$898,253	$625,784
Services	374,566	263,512
Corporate	56,730	—

	$1,329,549	$889,296

     Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.
     Revenues by market are as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Federal	$83,618	$88,417
State and local	59,986	57,325
Commercial/Emerging Markets	4,547	4,447

	$148,151	$150,189

     The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic areas (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
United States	$132,481	$134,202
Rest of the World	15,670	15,987

	$148,151	$150,189

     For the three months ended March 31, 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 56 percent of consolidated revenues. For the three months ended March 31, 2009, U.S. Federal Government agencies, directly or indirectly accounted for 59 percent of consolidated revenues. Accounts receivable from U.S. Government agencies amounted to $48.5 million and $52.8 million at March 31, 2010 and 2009, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in L-1’s 2009 Annual Report on Form 10-K and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.
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
Business Overview
     The Solutions reportable segment consists of the Secure Credentialing and Biometrics / Enterprise Access operating segments. Solutions from these operating segments are marketed to Federal agencies, State and Local government agencies (including law enforcement and department of corrections), foreign governments, and commercial entities (such as financial and health care institutions and casinos). Solutions revenue includes products and related services, which are comprised of hardware, components, consumables and software, as well as maintenance; consulting and training services, which are generally sold in bundled solutions.
     The Services reportable segment includes the Enrollment Services, the SpecTal/McClendon and Advanced Concepts operating segments. Enrollment Services performs fingerprinting and processes background checks for civil applications. SpecTal/McClendon and Advanced Concepts offer comprehensive consulting, program management, information analysis, training, security, technology development, and information technology solutions to the U.S. intelligence community. Services provided by our services operating segments can be bundled with solutions offered by our Solutions operating segment to create a fully integrated solution.
     The Company evaluates businesses and their management primarily through financial metrics including revenues, operating income (loss) and Adjusted EBITDA (earnings before, interest expense, net, depreciation and amortization, stock- based compensation expense, asset impairments and provision (benefit) for income taxes).
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore alternatives to enhance shareholder value. The Company has engaged advisors to assist in evaluating potential value enhancing alternatives. At this time, there can be no assurance that our strategic alternative review will result in a transaction. Consequently, the financial statements do not reflect the impact of any possible transaction.
     In the last two years management considered the following factors, among others in evaluating its financial condition and operating results:
•	Our Biometrics operating segment while having significant growth opportunities may be subject to the lengthy sales cycles involved in large government procurements domestically and internationally. For example, during 2009 and 2010 the Company has experienced a delay regarding the sale of increased capacity relating to a sole source program.

•	Our Secure Credentialing operating segment has been successful in winning large competitive credentialing contracts and continues to have significant opportunities in assisting US DMVs with cost effective and efficient programs. International new awards can be subject to lengthy sales cycles and delays, as recently has been the case in connection with certain programs in Africa and South America.

•	Our Government Consulting Services businesses have been successful in growing in its markets despite the publicly announced goal of certain agencies in the intelligence community to reduce reliance on outside contractors.

•	We have been awarded 17 out of 19 competitive driver license contracts and contract extensions since January 1, 2009, which will result in significant revenue increases over the term of the contracts once the systems are implemented. These secure solutions require up front capital expenditures before such revenue increases are realized. Capital expenditures, which are primarily related to the secure credentialing business, aggregated approximately $55.0 million in 2009 and are expected to approximate this amount in 2010. We expect that there will be a significant decline in capital expenditures in 2011 as the majority of our recently awarded driver’s license contracts will be implemented.

•	Our existing credit agreement which was executed in August 2008 in the midst of the severe global economic crisis contains certain restrictions, principal repayment schedules and financial covenants that are significantly more restrictive than the current lending environment. In 2009, we amended the credit agreement to reduce the principal payments on a permanent basis, and recently modified certain financial covenants to provide for significant operating flexibility as we conduct and complete our strategic alternative review process. The Company expects to refinance our debt on a long term basis if the review of strategic alternatives does not result in a transaction.

•	While we have grown significantly though acquisitions, we have not consummated any acquisitions since the August 2008 acquisition of the secure ID systems business of Digimarc, as we have focused on growing the existing business to improve our liquidity.

     L-1’s revenues decreased to $148.2 million for the three months ended March 31, 2010, from $150.2 million for the three months ended March 31, 2009. L-1’s net loss for the three months ended March 31, 2010 was $7.5 million compared to a net loss of $3.8 million for the three months ended March 31, 2009, of which $0.2 million and $0.3 million, respectively, related to costs incurred in connection with potential acquisitions. These results have been impacted by the considerations described above. Additional specific events that directly impacted the financial condition, results of operations and cash flows are discussed in the Consolidated Results of Operations and Liquidity and Capital Resources sections.
Adjusted EBITDA
     L-1 uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, goodwill and long-lived asset impairments and stock-based compensation, including retirement plan contributions settled, or to be settled, in common stock. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business and to assess the relative underlying performance of businesses with different capital and tax structures. Management also believes that Adjusted EBITDA provides an additional tool for investors to use in comparing L-1’s financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, goodwill and long-lived asset impairments as well as non-operating charges for interest-net and income taxes, investors can evaluate L-1’s operations and can compare L-1’s results on a more consistent basis to the results of other companies. Management uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, evaluate performance of L-1’s business units and management, and to evaluate compliance with debt covenants.
     L-1 considers Adjusted EBITDA to be an important indicator of the Company’s operational strength and performance of its business and a useful measure of L-1’s historical and prospective operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, income taxes, goodwill and long-lived asset impairments, and stock-based compensation expense, including retirement plan contributions settled, or to be settled in common stock, all of which impact L-1’s profitability, as well as depreciation, and amortization related to the use of long-lived assets that benefit multiple periods. The Company believes that these limitations are compensated for by providing Adjusted EBITDA only with GAAP performance measures and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), or operating income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.
     A reconciliation of GAAP net loss to Adjusted EBITDA follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Loss	$(7,503)	$(3,786)
Benefit for Income Taxes	(3,151)	(2,421)
Interest, net	10,121	10,605
Stock-Based Compensation Costs	7,049	5,300
Depreciation and Amortization	9,901	9,224

Adjusted EBITDA	$16,417	$18,922

Reportable Segments and Geographic Information
     L-1 operates in two reportable segments, the Solutions segment and the Services segment. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2010 and 2009, are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Solutions:
Revenues	$65,737	$73,463
Operating income (loss)	(1,511)	153
Depreciation and amortization expense	7,820	7,460
Adjusted EBITDA	10,288	11,056
Services:

Revenues	82,414	76,726
Operating income	1,152	4,173
Depreciation and amortization expense	2,081	1,764
Adjusted EBITDA	6,129	7,866
Consolidated:
Revenues	148,151	150,189
Operating income (loss)	(359)	4,326
Depreciation and amortization expense	9,901	9,224
Adjusted EBITDA	$16,417	$18,922
     Revenues by market for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Federal	$83,618	$88,417
State and local	59,986	57,325
Commercial/Emerging Markets	4,547	4,447

	$148,151	$150,189

     Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
United States	$132,481	$134,202
Rest of the World	15,670	15,987

	$148,151	$150,189

     For the three months ended March 31, 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 56 percent of consolidated revenues. For the three month period ended March 31, 2009, U.S. Federal Government agencies, directly or indirectly accounted for 59 percent of consolidated revenues.
Consolidated Results of Operations
     Revenues (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$148,151	$150,189

     Revenues decreased to approximately $148.2 million for the three months ended March 31, 2010 compared to approximately $150.2 million for the three months ended March 31, 2009, or $2.0 million. In 2010, we experienced higher volumes in our background screening services included in our Services segment. These increases were offset by lower revenues experienced in our Secure Credentialing Division due to lower Passport Card consumable volumes and lower shipments of HIIDEs.
     Products and services revenues:
     The following represents details of the products and services for revenues for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
U.S. Federal government services	$53,523	$52,977
Hardware and consumables	19,976	28,501
State and local government services	57,092	52,318
Software, licensing fees and other	9,575	10,856
Maintenance	7,985	5,537

Total revenues	$148,151	$150,189

Cost of revenues and gross margin (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cost of revenues, excluding items noted below	$98,019	$96,847
Depreciation and amortization expense	6,316	5,547
Amortization of acquired intangible assets	2,015	2,356
Stock- based compensation	2,236	1,849

Total cost of revenues	$108,586	$106,599

Gross profit	$39,565	$43,590

Gross margin	27%	29%

     Cost of revenues increased by $2.0 million for the three months ended March 31, 2010 compared to the prior year. The increase is primarily attributable to an increase in revenue from the enrollment services product line offset by lower Passport Card volumes in our secure credentialing business and lower HIIDE shipments in the Biometrics business. As a result, consolidated gross margins were 27 percent for the three month period ended March 31, 2010 compared to 29 percent in the prior year. Included in the cost of revenues for the three months ended March 31, 2010 were non cash charges of $10.6 million compared to corresponding amounts of $9.8 million in 2009.
Sales and marketing expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Sales and marketing expenses	$10,510	$9,891

As a percentage of revenues	7%	7%

     Sales and marketing expenses increased by approximately $0.6 million for the months ended March 31, 2010 compared to the prior year period. The increase reflects higher bids and proposal costs as well as our continued investment in increasing sales and marketing resources, offset by cost reductions in certain of our businesses. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
Research and development expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Research and development expenses	$5,384	$5,901

As a percentage of revenues	4%	4%

     Research and development expenses decreased by $0.5 million for the three months ended March 31, 2010, compared to the corresponding period in 2009. L-1 continued to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and in other projects. Gross research and development expenditures aggregated $12.6 million for the three months ended March 31, 2010 compared to $11.8 million for the comparable period in the prior year. Virtually all of our research and development costs are attributable to our Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 19 percent and 16 percent for the three months ended March 31, 2010 and 2009, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.

General and administrative expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
General and administrative expenses	$23,551	$22,833

As percentage of revenues	16%	15%

     General and administrative expenses increased by approximately $0.7 million for the three months ended March 31, 2010 from the prior year, primarily related to increased stock compensation costs of $1.3 million offset by decreases in other payroll related costs and professional services fees. As a percentage of revenues, general and administrative expenses were 16 percent for the three months ended March 31, 2010 and 15 percent for the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.
Acquisition related expenses and amortization of intangible assets (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Acquisition related expenses and amortization of intangible assets	$479	$639

     Acquisition related expenses and amortization of intangible assets decreased for the three months ended March 31, 2010 from the comparable period in the prior year due to less acquisition activity in 2010.
Financing costs (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Financing costs:
Contractual interest	$(6,885)	$(7,397)
Other financing costs	(3,237)	(3,253)

Net financing costs	$(10,122)	$(10,650)

     For the three months ended March 31, 2010, net financing costs decreased by approximately $0.5 million as a result of lower weighted average interest rates on borrowings outstanding during 2010.
Other income (expense), net (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Other income (expense), net	$(173)	$117

     Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases in other expense, net are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.

Income taxes (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Income taxes benefit	$3,151	$2,421

     For the three months ended March 31, 2010 and 2009 the tax benefit was $3.2 million and $2.4 million, respectively. The pre-tax loss was $10.6 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year. Such entities have an estimated annual effective tax rate of 0% while the remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 35% and 39% for the three months ended March 31, 2010 and 2009, respectively.
Comprehensive loss (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	$(7,503)	$(3,786)
Changes in accumulated comprehensive loss	(373)	(697)

Comprehensive loss	$(7,876)	$(4,483)

     The change in comprehensive loss results from the loss for the three months ended March 31, 2010, of $7.5 million compared to a net loss of $3.8 million in the prior year period, changes in the fair value and amortization of derivatives accounted for as hedges which resulted in a $0.1 million gain in 2010 and $0.3 million gain in 2009, and translation losses of $0.5 million in 2010 and $1.0 million in 2009, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.
LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements
     L-1’s most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. During the three months ended March 31, 2010 and 2009, our capital expenditures were $11.7 million compared to $12.5 million, respectively. In the year ended December 31, 2009, capital expenditures approximated $55.0 million and are expected to be at a similar level for the full year 2010, primarily related to new contract awards in our secure credentialing business. L-1 expects to fund our capital requirements primarily with operating cash flows and borrowings under the revolving credit facility, and may consider an equipment finance transaction if favorable terms are available.
     Liquidity
     As of March 31, 2010, we had $19.4 million of working capital including deferred income taxes of $11.5 million, $2.6 million in cash and cash equivalents and current maturities of long term debt of $28.9 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $107.1 million at March 31, 2010 subject to continuing compliance with our debt covenants. L-1 believes that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, it is likely that we will require additional financing to execute acquisitions and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. L-1 may also pursue reduction of our current indebtedness if equity financing can be obtained on advantageous terms. There can be no assurance that additional debt or equity financing will be available on commercially reasonable terms, or at all. L-1’s ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1’s wholly owned subsidiary L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $144.5 million at March 31, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $133.2 million at March 31, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $20.8 million of borrowings that were outstanding under the revolving credit facility at March 31, 2010.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.00 percent for borrowings under the revolving credit facility.
     L-1 is required to maintain the following financial covenants under the Credit Agreement:
•	Consolidated Debt Service Coverage Ratio. As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00, subject to the amendment described below.

•	Consolidated Debt Coverage Ratio. As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 30, 2010, (ii) 3.00:1.00 from March 31, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter, which has been amended as described below.
     L-1 recently amended the Credit Agreement, increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 and reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. At March 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.23:1.00 and the Consolidated Leverage Ratio was 3.17:1.00; accordingly the Company was in compliance with the amended covenants. If a sale does not occur, the Company expects to refinance its debt on a long term basis.
     As of March 31, 2010, the Company has approximately $107.1 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
     Under the terms of the Credit Agreement, as amended, L-1 Operating may incur, assume or guarantee unsecured subordinated indebtedness in an amount up to $200.0 million, provided that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the borrower and its subsidiaries are in pro forma compliance, after giving effect to the incurrence of such subordinated debt, with each of the covenants in the Credit Agreement, including, without limitation, the financial covenants described above.
     Pursuant to the terms of the Credit Agreement, as amended, L-1 may incur, assume or guarantee any amount of unsecured subordinated indebtedness, provided, that no default or event of default shall have occurred or would occur as a result of the incurrence of such subordinated debt and the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) of L-1 and its subsidiaries after giving effect to the incurrence of such subordinated debt shall be less than 4.75:1.00. The Credit Agreement limits the ability of L-1 to (i) pay dividends or other distributions or repurchase capital stock, (ii) create, incur, assume or suffer to exist any indebtedness, (iii) create, incur, assume or suffer to exist liens upon any of its property, assets or revenues, (iv) sell, transfer, license, lease or otherwise dispose of any property, (v) make or become legally obligated to make capital expenditures above certain thresholds, subject to certain permitted adjustments, (vi) make investments, including acquisitions, and (vii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. The Credit Agreement provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment, breach of covenants or other agreements in the Credit Agreement or the other Loan Documents (as defined in the Credit Agreement), payment defaults or acceleration of other indebtedness, failure to pay certain judgments, inability to pay debts as they become due and certain events of bankruptcy, insolvency or reorganization.
     If an event of default, including a change in control (as defined in the Credit Agreement) occurs, the Administrative Agent may, with the consent of the Required Lenders declare all outstanding indebtedness including accrued and unpaid interest under the Credit Agreement to be due and payable.
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
     Upon consummation of any share exchange, consolidation of merger of L-1 pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of L-1’s and L-1’s subsidiaries’ assets, taken as a whole, to any person other than one of its subsidiaries, the holders of the Convertible Notes can require the Company to repurchase all outstanding debt at a purchase price equal to 100 percent of the principal amount plus accrued and unpaid interest.
Consolidated Cash Flows (in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$355	$11,258
Investing activities	(16,396)	(14,857)
Financing activities	12,016	183
Effect of exchange rates on cash and cash equivalents	50	(89)

Net decrease in cash and cash equivalents	$(3,975)	$(3,505)

     Cash flows from operating activities decreased by approximately $10.9 million for the three months ended March 31, 2010 as compared to the corresponding period of the prior year. Net loss for three months ending March 31, 2010 was $7.5 million and includes non-cash charges of $9.9 million for depreciation and amortization, $7.0 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $3.2 million for amortization of deferred financing costs, debt discount and other, and $3.2 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $9.2 million for the three months ended March 31, 2010 and an adverse impact on cash flows of $0.3 million in the corresponding period in the prior year.
     Capital expenditures were approximately $11.7 million and $12.5 million for the three months ended March 31, 2010 and 2009, respectively, and are primarily related to our drivers’ licenses product line. During the three months ended March 31, 2010, L-1 acquired certain assets of Retica Systems for cash of $2.6 million.
     Net cash provided by financing activities in 2010 was $12.0 million compared to $0.2 million in 2009. L-1 borrowed $23.0 million for the three months ended March 31, 2010 and had no borrowings in the same period of the prior year. L-1 repaid $4.4 million of the term loan borrowings and $7.3 million for the revolving credit borrowings and other debt in the first three months of 2010.
Working Capital
     Accounts receivable increased by approximately $1.0 million as of March 31, 2010, from December 31, 2009. Days sales outstanding at March 31, 2010 was 71 days compared to 67 days at December 31, 2009. Accounts receivable are presented net of an allowance for doubtful accounts of $4.6 million and $4.9 million at March 31, 2010 and December 31, 2009, respectively. On both dates the allowance reflects additions recorded in 2009 for the suspension of the Registered Traveler program of approximately $1.0 million as well as approximately $2.0 million for estimated unrecoverable amounts related to enrollment services programs that started in 2009.
     Inventory increased by $3.0 million as of March 31, 2010, compared to December 31, 2009, primarily as a result of our credentialing business requirements for various state contracts and our biometrics business due to contract requirements as well as the purchase of Retica inventory in 2010. Inventory reflects the levels required to meet expected deliveries of our credentialing and biometric solutions.
     Accounts payable, accrued expenses and other current liabilities decreased by $9.6 million as of March 31, 2010, compared to December 31, 2009, reflecting, lower accruals for employee compensation and benefits as a result of the annual settlement of certain compensation related obligations in the first quarter.
     Total deferred revenue decreased by $2.3 million as of March 31, 2010, compared to December 31, 2009, reflecting the impact of higher maintenance revenues in the fourth quarter of 2009 compared to the first quarter of 2010 as well as a result of recognizing revenue on transactions that met the revenue recognition criteria during the three months ended March 31, 2010.
CONTRACTUAL OBLIGATIONS
     The following table sets forth L-1’s contractual obligations as of March 31, 2010 (in thousands):

		Less than			More than
	Total	1 Year	2-3 Years	3-5 Years	5 Years
Operating lease obligations	$31,551	$6,719	$12,975	$8,646	$3,211
Debt and capital lease obligations	$546,689	$58,167	$295,547	$192,975	$—
     Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and $277.7 million term loans of which Tranche B-1 bears interest at 6.75 percent and Tranche B-2 bears interest at 7.25 percent. The amounts shown above include interest and assume that the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loans prior to the redemption of the Convertible Notes.
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

     In connection with the merger with Identix, Aston Capital Partners, LLC, an affiliated company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction to purchase AFIX at that point in time.
CONTINGENT OBLIGATIONS
     L-1 has no material contingent obligations at March 31, 2010.
INFLATION
     Although some of L-1’s expenses increase with general inflation in the economy, inflation has not had a material impact on L-1’s financial results to date.
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
     Reference is made to L-1’s Annual Report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except as discussed in the Notes to the Financial Statements included in this Quarterly Report of the Form 10-Q related to the adoption of recently adopted accounting standards.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
     L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At March 31, 2010, borrowings outstanding under the Credit Agreement aggregated $298.5 million, bearing interest at variable rates. At March 31, 2010, the market value of the Term Loan was approximately $278.4 million and the carrying amount was $277.7 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. A change in the interest rate of 1 percent would increase or decrease interest expense by $3.0 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0 percent with respect to $62.5 million notional amount and pays a fixed interest rate.
     L-1’s Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of L-1 common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:
•	If during any five consecutive trading day period the trading price is less than 98 percent of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After March 31, 2010, if the sale price of L-1 common stock for twenty or more trading days exceeds 130 percent of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.
     The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At March 31, 2010, the estimated market value of the Convertible Notes was approximately $165.2 million and the carrying amount was $162.4 million.
     For additional information regarding debt and financing instruments see Notes 3 and 5 to our consolidated financial statements.
Foreign Currency Exposures
     The transactions of L-1’s international operations, primarily our Germany, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable, accounts payable and accrued expenses. At March 31, 2010, financial assets and liabilities denominated in Euros aggregated $1.2 million and $0.2 million, respectively, and at March 31, 2009, aggregated $1.1 million and $1.1 million, respectively. At March 31, 2010, financial assets and liabilities denominated in Canadian Dollars aggregated $2.5 million and $2.7 million, respectively, and at March 31, 2009, aggregated $3.2 million and $1.7 million, respectively. At March 31, 2010, financial assets and liabilities denominated in Mexican Pesos were $1.0 million and $0.6 million, respectively, and at March 31, 2009, aggregated $1.3 million and $0.5 million, respectively.
     Hardware and consumable purchases related to contracts with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At March 31, 2010 and 2009, these Japanese Yen denominated liabilities were $2.6 million and $0.2 million, respectively. L-1 uses foreign currency forward contracts as economic hedges to limit exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and offset unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of March 31, 2010, the Company had committed to two foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The company had no foreign currency contracts at March 31, 2009. The fair value of these contracts at March 31, 2010 was an unrealized loss of less than $0.1 million.
     In March 2009, L-1 entered into a forward currency contract to hedge forecasted costs of $1.8 million denominated in Canadian Dollars. The contract expired in accordance with its terms during 2009. L-1 also has entered in a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $20.0 million. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
     L-1’s international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose revenues costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of March 31, 2010, the cumulative effect from foreign currency translation adjustments related to foreign operations resulted in a gain of approximately $0.8 million.
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

     L-1 has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to L-1 and its subsidiaries required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to L-1’s management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as L-1 is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of L-1’s management, including the CEO and CFO, of the effectiveness of the design and operation of L-1’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of March 31, 2010. Based on this evaluation, L-1’s CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010.
(b) Changes in Internal Controls over Financial Reporting
     In the normal course, L-1 reviews and changes internal controls to reflect changes in business and operations and enhances and modifies controls in response to these changes on an ongoing basis. There have been no changes in L-1’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, L-1’s internal controls over financial reporting.
     The certifications of L-1’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) and 15-d-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of L-1’s disclosure controls and procedures, and changes in L-1’s internal control over financial reporting, referred to in paragraph 4 of those certifications. The certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Since that time, however, six groups of appellants have filed timely notices of appeal. The court has established a May 7, 2010 deadline for the filing of briefs and a May 17, 2010 deadline for the filing of reply briefs, in each case related to the procedural issue of whether parties who are objecting to the settlement should be required to post bonds. The schedule for filing appellate briefs beyond this initial procedural issue has not yet been set by the court.
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
ITEM 1A — RISK FACTORS
     This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that management, we or L-1’s management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause L-1’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also materially and adversely impact L-1’s business. L-1 expressly disclaims any obligation to update any forward-looking statements, except as may be required by law.
     Except as set forth below there have been no material changes from the risk factors described in L-1’s Annual Report on Form 10-K for the year ended December 31, 2009. L-1 encourages you to review L-1’s Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.
L-1 has a history of operating losses.
     L-1 has a history of operating losses. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At March 31, 2010, L-1 had an accumulated deficit of approximately $635.0 million. L-1 will continue to invest in the development of secure credential and biometric technologies, as well as government services and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.
L-1 may be unable to obtain additional capital required to finance acquisitions due to market conditions and the Company must fund substantial capital expenditures for the secure credentialing business.
     One of the components of the L-1 strategy is growth through strategic acquisitions. In addition, the installation of secure credentialing systems requires significant capital expenditures. The need to fund such capital expenditures has increased following the acquisition of the secure credentialing business of Digimarc.
     For the three months ended March 31, 2010, capital expenditures decreased to $11.7 million, as compared to $12.5 million in the corresponding period of the prior year. Capital expenditures for the year ended December 31, 2009 were approximately $55.0 million and are expected to be at a similar level for the year ending December 31, 2010. While L-1 expects to fund capital requirements primarily from operating cash flows and borrowings under the revolving credit facility, in the near term, cash otherwise available to fund strategic opportunities and prepay long-term debt is reduced. At March 31, 2010, L-1 had cash and cash equivalents of $2.6 million and availability under its existing credit agreement of $107.1 million subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate capital resources to meet current working capital and capital expenditure requirements and has been successful in the past in obtaining financing for acquisitions, L-1 expects to have increased capital needs as it continues to expand its business.
     In addition, the ability to execute the Company’s acquisition strategy may be adversely affected by the unfavorable market conditions if they persist over a prolonged period. The Company may be unsuccessful in raising additional financing to fund growth or it may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on the growth strategy, financial performance and stock price and could require the Company to delay or abandon expansion.
Government contracts are subject to continued appropriations by Congress and availability of funding for State and Local programs. Reduced funding or changes in procurement policies that curtail the use of outside contractors could result in terminated, delayed or de-scoped contracts with L-1 and adversely affect the ability for L-1 to meet sales and earnings goals.
     For the three months ended March 31, 2010 and 2009, U.S. Federal government agencies, directly or indirectly, accounted for 56 percent and 59 percent of L-1’s consolidated revenues, respectively. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions. In addition, while spending authorizations for intelligence and defense-related programs by the Federal government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where L-1 does not currently provide services. Current Federal government spending levels for defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities.
     Recently the Federal government has indicated a goal of reducing the use of contractors in certain areas and “in-sourcing” the related functions. These initiatives may adversely impact the growth of portions of L-1’s government services businesses.
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
     For the three months ended March 31, 2010. L-1 derived approximately 11 percent of total revenues from international sales and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.
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
     L-1 expects that it will have increased exposure to foreign currency fluctuations. As of March 31, 2010, accumulated other comprehensive income includes foreign currency translation gains of approximately $0.8 million.
     In addition, L-1 has significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen as well as Canadian Dollar, and the Euro could result in unexpected fluctuations to results of operations, which could be material and adverse.
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
Covenants in the Company’s credit facility may restrict financial and operating flexibility and the Company may not be able to comply with these covenants.
     L-1 is a party to a credit agreement with that provides for up to $435.0 million in borrowings through 2013, of which $107.1 million is currently available, subject to continuing compliance with debt covenants. Under the agreement, L-1 is required to maintain specific financial covenants related to leverage and debt service coverages. L-1 recently amended the Credit Agreement, increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 and reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. At March 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.23:1.00 and the Consolidated Leverage Ratio was 3.17:1.00; accordingly the Company was in compliance with the amended covenants. The financial covenants for all other measurement periods remain unchanged. The ability to satisfy these financial ratios in the future can be affected by events beyond the Company’s control and it cannot assure meeting these ratios. If the sale does not occur, the Company expects to refinance its debt on a long term basis. If a refinancing transaction is not available on favorable terms, the Company’s financial performance may be adversly affected.
     The credit agreement also places limitations on additional borrowings, mergers and related-party transactions, on payment of dividends and with respect to capital expenditures. Borrowings under the agreement are collateralized by Company’s assets and bear interest at the Eurodollar Rate, or the lender’s base rate, plus market-rate spreads that are determined by reference to the Company’s leverage ratio.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — [REMOVED AND RESERVED]
ITEM 5 — OTHER INFORMATION
Amendment To Credit Agreement
     Reference is made to Item 2 , Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for a summary of the Second Amendment (the “Amendment”), dated as of April 30, 2010, to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company (“OpCo”), L-1, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”).
     A copy of the Amendment is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 hereto. Investors are encouraged to review the full text of the Amendment for a detailed description of the terms thereof.
Equity Compensation Plan Information(1)
     Information about our equity compensation plans as of December 31, 2009 is as follows:

			Number of securities
			remaining available for
	Number of Securities		future issuance
	to be issued upon	Weighted Average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,754,346	$12.5631	1,595,286	(2)
Equity compensation plans not approved by security holders(3)	2,325,173	$16.1515	0
Total	6,079,519	$13.9355	1,595,286

(1)	The following plans were assumed by the Company in connection with acquisitions: Bioscrypt Inc. Primary Stock Option Plan; Bioscrypt Inc. A4Vision Plan; Identix Incorporated 1995 Equity Incentive Plan; Identix Incorporated 2000 New Employee Stock Incentive Plan; Identix Incorporated Non-Employee Directors Stock Option Plan; Imaging Automation, Inc. 1996 Stock Option Plan; Imaging Automation, Inc. 2003 Employee, Director And Consultant Stock Plan; Visionics Corporation 1990 Stock Option Plan; Visionics Corporation 1998 Stock Option Plan; and Visionics Corporation Stock Incentive Plan. As of December 31, 2009, 2,012,133 shares of Company common stock were issuable upon the exercise of outstanding stock options under these plans at a weighted average price of $12.4334. No subsequent grants will be made under these plans. Information regarding options outstanding under acquired Company plans is not included in the above table.

(2)	Under the L-1 Identity Solutions, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, 1,595,286 shares remain available for purchase under the plan and no shares are subject to purchase during the current purchase period.

(3)	In February 2002, the board of Identix adopted the Identix Incorporated 2002 Equity Incentive Plan (the “Identix Plan”) and in June 2002 the shareholders of Identix approved the Identix Plan. The Identix Plan authorized employees, directors and consultants to receive up to 5,800,000 shares of common stock. In August 2006, Viisage merged with Identix and the Identix Plan was assumed pursuant to the terms of the merger. Following the merger, employees, directors and consultants of Identix were eligible to receive additional grants under the Identix Plan and outstanding awards under the Identix Plan continued to be exercisable upon the same terms and conditions (after giving effect to any acceleration of vesting resulting from the merger); provided, however, that (i) each such option thereafter was exercisable for a number of shares of the Company’s common stock (rounded down to the nearest whole share) equal to the product obtained from multiplying the number of shares of common stock of Identix subject to such option by 0.473, and (ii) the exercise price per share of the Company’s common stock was to equal the quotient obtained from dividing the exercise price per share of common stock of Identix subject to such option in effect immediately prior to the merger by 0.473 (rounded up to the nearest whole cent).
ITEM 6 — EXHIBITS
The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ JAMES A. DEPALMA
James A. DePalma
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of April 30, 2010, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., each of the other Guarantors, each Lender party thereto, and Bank of America, N.A., as administrative agent (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).