Form 10-K/A
period 2009-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2010-07-02
CIK 1018332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10−K/A for the fiscal year ended December 31, 2009 of L-1 Identity Solutions, Inc. (the “Company”) is being filed solely to furnish the information required by Item 201(d) of Regulation S-K, Equity Compensation Plan Information, in the specified tabular format  in Part II, Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on February 26, 2010 (the “Original Filing”).

Pursuant to Rule 12b−15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Item 5 in its entirety solely to provide the required Equity Compensation Plan Information in the specified tabular format and contains new certifications pursuant to Rules 13a−14(a) or 15d−14(a) under the Exchange Act and Section 302 of the Sarbanes−Oxley Act of 2002.

Other than the amendment of Item 5 of the Original Filing to provide the required Equity Compensation Plan Information in the specified tabular format and the inclusion of new certifications pursuant to Rules 13a−14(a) and 15d−14(a) under the Exchange Act and Section 302 of the Sarbanes−Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

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

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, as applicable, of L-1 common stock during 2009 and 2008 were as follows:

	2009		2008
Quarter	High	Low	High	Low
First Quarter	$ 8.16	$ 3.23	$ 18.54	$ 10.66
Second Quarter	$ 9.50	$ 4.93	$ 16.02	$ 12.77
Third Quarter	$ 8.64	$ 6.74	$ 17.22	$ 11.66
Fourth Quarter	$ 7.90	$ 5.67	$ 15.28	$ 4.33

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

SUPPLEMENTAL STOCK PERFORMANCE CHART

EQUITY COMPENSATION PLAN INFORMATION (1)

Information about our equity compensation plans as of December 31, 2009 is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,754,346	$ 12.5631	1,595,286(2)
Equity compensation plans not approved by security holders(3)	2,325,173	$ 16.1515	0
Total	6,079,519	$ 13.9355	1,595,286

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of July, 2010.

L-1 IDENTITY SOLUTIONS, INC.

/s/ James A. DePalma
James A. DePalma
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14 of the Chief Executive Officer.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14 of the Chief Financial Officer.