Form 10-Q
period 2010-06-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2010-07-29
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010.
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
(203) 504-1100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter during the preceeding 12 months or for such shorter period that the registrant was required to submit and post such files. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 28, 2010
Common stock, $.001 par value	93,126,315

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,828	$6,624
Accounts receivable, net	120,163	116,353
Inventory, net	29,517	29,384
Deferred tax asset, net	11,410	11,514
Other current assets	10,500	9,249

Total current assets	174,418	173,124
Property and equipment, net	123,496	115,500
Goodwill	888,091	889,814
Intangible assets, net	102,192	102,375
Deferred tax assets, net	29,154	26,733
Other assets, net	16,410	16,279

Total assets	$1,333,761	$1,323,825

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$97,365	$110,089
Current portion of deferred revenue	16,081	19,890
Current maturities of long-term debt	34,953	27,062
Other current liabilities	7,731	6,680

Total current liabilities	156,130	163,721
Deferred revenue, net of current portion	5,629	6,676
Long-term debt, net of current maturities	432,592	419,304
Other long-term liabilities	4,421	3,663

Total liabilities	598,772	593,364

Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 93,357,570 and 91,745,135 shares issued at June 30, 2010 and December 31, 2009, respectively	93	92
Additional paid-in capital	1,449,322	1,432,898
Accumulated deficit	(637,713)	(627,449)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 368,843 shares of common stock, at cost	(6,173)	(6,173)
Accumulated other comprehensive (loss) income	(1,041)	622
Noncontrolling interest	309	279

Total equity	734,989	730,461

Total liabilities and equity	$1,333,761	$1,323,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues	$164,135	$168,053	$312,285	$318,242

Cost of revenues:
Cost of revenues	115,473	117,235	222,044	221,478
Amortization of acquired intangible assets	2,091	2,037	4,106	4,393

Total cost of revenues	117,564	119,272	226,150	225,871

Gross profit	46,571	48,781	86,135	92,371

Operating expenses:
Sales and marketing	9,566	9,719	20,076	19,610
Research and development	5,141	5,664	10,525	11,565
General and administrative	22,297	24,509	45,848	47,342
Strategic alternative costs	1,719	—	1,749	—
Acquistion related expenses and amortization of intangible assets	329	455	778	1,093

Total operating expenses	39,052	40,347	78,976	79,610

Operating income	7,519	8,434	7,159	12,761
Financing costs:
Contractual interest	(7,127)	(6,832)	(14,012)	(14,229)
Other financing costs	(2,741)	(2,555)	(5,978)	(5,808)
Other income (expense), net	23	(120)	(150)	(4)

Loss before income taxes	(2,326)	(1,073)	(12,981)	(7,280)
(Provision) benefit for income taxes	(404)	(176)	2,747	2,245

Net loss	(2,730)	(1,249)	(10,234)	(5,035)

Net income attributable to noncontrolling interest	(10)	—	(30)	—

Net loss attributable to L-1’s shareholders	$(2,740)	$(1,249)	$(10,264)	$(5,035)

Basic and diluted net loss per share attributable to L-1’s shareholders	$(0.03)	$(0.01)	$(0.12)	$(0.06)

Basic and diluted weighted average common shares outstanding	87,637	85,451	87,246	84,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other	Non-
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total
Balance, January 1, 2009	$87	$15,107	$1,393,763	$(623,251)	$(69,808)	$(6,161)	$(1,257)	$—	$708,480
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	84	84
Exercise of employee stock options	—	—	87	—	—	—	—	—	87
Common stock issued for directors’ fees	—	—	208	—	—	—	—	—	208
Common stock issued under employee stock purchase plan	1	—	3,351	—	—	—	—	—	3,352
Deferred tax charge of stock options exercised	—	—	(845)	—	—	—	—	—	(845)
Retirement plan contributions paid in common stock	2	—	8,468	—	—	—	—	—	8,470
Stock-based compensation expense	1	—	12,941	—	—	—	—	—	12,942
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,391	—	1,391
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	(4,198)	—	—	—	195	(4,003)
Other	—	—	(181)	—	—	(12)	—	—	(193)

Balance, December 31, 2009	$92	$—	$1,432,898	$(627,449)	$(69,808)	$(6,173)	$622	$279	$730,461

Exercise of employee stock options	—	—	289	—	—	—	—	—	289
Common stock issued for directors’ fees	—	—	900	—	—	—	—	—	900
Common stock issued under employee stock purchase plan	—	—	1,646	—	—	—	—	—	1,646
Retirement plan contributions paid in common stock	1	—	7,995	—	—	—	—	—	7,996
Stock-based compensation expense	—	—	5,594	—	—	—	—	—	5,594
Foreign currency translation loss	—	—	—	—	—	—	(1,825)	—	(1,825)
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	162	—	162
Net loss	—	—	—	(10,264)	—	—	—	30	(10,234)

Balance, June 30, 2010	$93	$—	$1,449,322	$(637,713)	$(69,808)	$(6,173)	$(1,041)	$309	$734,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(10,234)	$(5,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,353	18,286
Stock-based compensation costs	12,194	10,898
Benefit for non-cash income taxes	(2,747)	(2,400)
Amortization of deferred financing costs and debt discount	5,978	5,808
Other non-cash items	(40)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,831)	(11,957)
Inventory	728	3,935
Other assets	(1,423)	4,512
Accounts payable, accrued expenses and other liabilities	(4,468)	14,354
Deferred revenue	(4,831)	(7,876)

Net cash provided by operating activities	11,679	30,525

Cash Flow from Investing Activities:
Acquisitions, net of cash acquired	(3,638)	(1,125)
Capital expenditures	(25,045)	(22,304)
Additions to intangible assets	(3,714)	(3,531)
Decrease in restricted cash	(423)	(48)

Net cash used in investing activities	(32,820)	(27,008)

Cash Flow from Financing Activities:
Borrowings under revolving credit agreement	42,158	—
Debt and equity issuance costs	(2,011)	(151)
Principal payments on term loan	(8,702)	(7,500)
Principal payments on borrowings under revolving credit agreement and other debt	(15,597)	(443)
Proceeds from issuance of common stock to employees	1,300	1,024
Proceeds from exercise of stock options by employees	290	44

Net cash provided by (used in) financing activities	17,438	(7,026)

Effect of exchange rate changes on cash and cash equivalents	(93)	(9)

Net decrease in cash and cash equivalents	(3,796)	(3,518)
Cash and cash equivalents, beginning of year	6,624	20,449

Cash and cash equivalents, end of period	$2,828	$16,931

Supplemental Cash Flow Information:
Cash paid for interest	$15,156	$12,996
Cash paid for income taxes	$261	$973
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
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. At this time, there can be no assurance that the exploration of strategic alternatives will result in any sale transaction, moreover, both the timing of such a sale transaction and whether a significant premium to current market trading prices for L-1’s common stock can be obtained as part of any such transaction are uncertain. The accompanying financial statements do not reflect the impact of any possible transaction, except for approximately $1.7 million reflected in the second quarter of 2010 for costs incurred related to exploration of strategic alternatives.
     The Company operates in two reportable segments: Solutions and Services.
     The Solutions segment includes Secure Credentialing and Biometrics/Enterprise Access. Secure Credentialing solutions span the entire secure credentialing lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of government-issued proof of identity credentials. Biometric solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometric solutions also encompass access control readers that enable businesses and governments to secure facilities and restricted areas by preventing unauthorized entry.
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
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	June 30,	December 31,
	2010	2009
Assets:
Deferred financing costs	$1,945	$2,506
Investment in L-1 Operating	902,841	894,988

	$904,786	$897,494

Liabilities and equity:
Accrued interest	$825	$825
Deferred tax liability	5,200	5,200
Convertible debt	163,772	161,008

	169,797	167,033

Equity	734,989	730,461

	$904,786	$897,494

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
Revenue Recognition
     The Company derives its revenue from sales of solutions that include hardware components, consumables and software components and related maintenance, technical support, training and installation services integral to sales of hardware and software. The Company also derives revenues from sales of finger-print based background check enrollment services and government security and information technologies services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine these products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 26, 2010. There have been no material changes to such policies.
Stock-Based Compensation
     L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The following weighted average assumptions were utilized in the valuation of stock options in 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Expected common stock price volatility	55.4%	58.4%	56.4%	57.8%
Risk free interest rate	2.9%	3.7%	3.5%	4.0%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—
     The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options are calculated pursuant to the relevant guidance from Staff Accounting Bulletin No. 107. The Company estimates forfeitures based on historical rates. The risk free interest rate is based on the applicable treasury security whose term approximates the expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are determined to be necessary.
Computation of Net Loss per Share
     Basic loss attributable to L-1’s shareholders per share is calculated by dividing net loss attributable to L-1’s shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss attributable to L-1’s shareholders per share is based upon the weighted average number of diluted shares outstanding during the period.
     The weighted average number of shares of common stock outstanding during 2009, includes 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock before their conversion into common stock. Restricted share awards are included in the calculation of basic shares outstanding beginning on the date of vesting. The impact of approximately 0.2 million of common equivalent shares for the three and six month periods ended June 30, 2010 and the impact of 0.1 million for the six month period ended June 30, 2009, were not reflected in the net loss attributable to L-1’s shareholders per share as their effect would be anti-dilutive. There was no impact for the three month period ending June 30, 2009.
     The Company calculates the effect of the Convertible Notes on diluted net loss attributable to L-1’s shareholders per share utilizing the “as if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three and six month periods ended June 30, 2010 and 2009, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
     In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. The number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for loss attributable to L-1’s shareholders per share purposes.
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
3. ADDITIONAL FINANCIAL INFORMATION
Inventory, net
Inventory comprised the following as of June 30, 2010 and December 31, 2009, net of write downs of $2.2 million and $3.2 million, respectively (in thousands):

	June 30,	December 31,
	2010	2009
Purchased parts and materials	$21,936	$23,107
Work in progress	2,660	615
Inventoried contract costs	1,630	3,193
Finished goods	3,291	2,469

Total Inventory	$29,517	$29,384

Approximately $1.8 million and $2.1 million of inventory at June 30, 2010 and December 31, 2009, respectively, were held at customer sites.
Property and Equipment, net (in thousands):

	June 30,	December 31,
	2010	2009
System assets	$115,864	$92,753
Computer and office equipment	10,195	9,147
Machinery and equipment	21,117	23,107
Construction in progress	51,574	53,436
Leasehold improvements	8,158	7,652
Other — including tooling and demo equipment	4,561	4,234

	211,469	190,329
Less, accumulated depreciation	87,973	74,829

Property and equipment, net	$123,496	$115,500

Capital expenditures for the six months ended June 30, 2010 and 2009 aggregated $25.0 million and $22.3 million, respectively, and are principally related to the Solutions segment.
Depreciation expense on property and equipment for the three and six months ended June 30, 2010 and 2009 was $6.9 million and $13.2 million and $5.9 million and $11.6 million, respectively. For the three and six months ended June 30, 2010 and 2009, the Company capitalized interest of $0.6 million and $1.1 million and $0.4 million and $0.6 million, respectively.
At June 30, 2010, property, plant and equipment and intangible assets includes approximately $3.3 million related to the suspended Registered Traveler Program which is expected to be recovered from the restart of the program.
The following table presents depreciation and amortization expense excluding amortization of acquisition related intangible assets, but includes amortization of other intangible assets as reflected in the condensed consolidated statements of operations (in thousands):

Depreciation and Amortization

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of revenues	$6,749	$5,657	$13,065	$11,204
Sales and marketing	106	72	184	136
Research and development	140	98	263	207
General and administrative	1,056	890	2,116	1,731

	$8,051	$6,717	$15,628	$13,278

Goodwill (in thousands):
The following summarizes the activity in goodwill for the six months ended June 30, 2010:

	Solutions	Services	Total
Balance, January 1, 2010	$626,499	$263,315	$889,814
Currency translation adjustments	(1,730)	7	(1,723)

Balance, June 30, 2010	$624,769	$263,322	$888,091

As of June 30, 2010, approximately $152.5 million of goodwill was deductible for income tax purposes. The accumulated impairment charges as of June 30, 2010 approximated $430.0 million as a result of the charge recorded in 2008.
Intangible Assets, net (in thousands):
Intangible assets, net comprise the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$16,291	$(6,177)	$14,425	$(4,853)
Core technology	340	(113)	340	(79)
Trade names, trademarks and other	7,263	(2,609)	7,263	(2,269)
Customer contracts and relationships	104,063	(34,408)	104,063	(31,382)

	127,957	(43,307)	126,091	(38,583)
Other intangible assets	28,615	(11,073)	23,591	(8,724)

	$156,572	$(54,380)	$149,682	$(47,307)

Amortization of acquisition related intangible assets for the three and six months ended June 30, 2010 and 2009, was $2.4 million and $4.7 million and $2.3 million and $5.0 million, respectively. Other intangible asset amortization excluding acquisition related amortization was $1.2 million and $2.5 million and $0.8 million and $1.7 million for the three and six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, approximately $66.9 million of intangible assets, net were deductible for income tax purposes.
The following summarizes amortization of acquisition related intangible assets included in the statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of revenues	$2,091	$2,037	$4,106	$4,393
Operating expenses	310	309	619	614

	$2,401	$2,346	$4,725	$5,007

Amortization of acquisition related intangible assets for the current and subsequent four years and thereafter is as follows: $4.4 million, $8.4 million, $7.5 million, $6.9 million, $5.1 million, and $52.4 million, respectively.
Financial Instruments
The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on market transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and L-1’s current credit worthiness. The recorded and estimated fair values are as follows for June 30, 2010 (in thousands):

	Assets (Liabilities)
	Recorded	At
	amount at	Fair Value
	June 30,	June 30,
	2010	2010
Accounts Receivable	$120,163	$120,163
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements and Foreign Currency Forward Contracts	(95,620)	(95,620)
Other Current Liabilities	(7,731)	(7,731)
Term Loans	(270,733)	(273,711)
Revolving Credit Facility	(31,995)	(31,995)
Convertible Notes	(163,772)	(163,319)
Other Debt	(1,045)	(1,045)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	22	22
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(1,767)	(1,767)
Derivatives
The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at June 30, 2010, has no derivatives that are designated as fair value hedges.
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
At June 30, 2010, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $0.9 million. At December 31, 2009, the Company had outstanding foreign currency contracts denominated in Japanese Yen aggregating $1.8 million.

The following summarizes certain information regarding the Company’s derivatives financial instruments which have been designated and effective as hedges (in thousands):

		Fair Value at
	Balance Sheet Caption	June 30, 2010	December 31, 2009
Interest rate protection agreements	Accounts Payable/Accrued Expenses	$(1,767)	$(1,896)
The following summarizes certain information regarding the Company’s derivatives which have been designated and are effective as cash flow hedges (in thousands):

		Gain (loss) reclassified from
		OCI to Income Statement
	Recognized	Three Months	Three Months	Six Months	Six Months
	In OCI at	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest rate protection agreements	$(712)	$(134)	$(130)	$(267)	$(222)
Foreign currency contracts	$—	$—	$33	$—	$33
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

		Amounts of Gain (Loss) Recognized in Income
		Statement
		Three Months	Three Months	Six Months	Three Months
	Income Statement	Ended	Ended	Ended	Ended
	Caption	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest rate protection agreements	Interest Expense	$409	$537	$129	$231
Foreign currency forward contracts	Other Expense, net	$(36)	$—	$(46)	$—

Products and Services Revenues:
The following provides details of the products and services for revenues for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Services:
U.S. Federal government services	$62,615	$66,323	$123,087	$126,677
State and local government services	22,165	18,059	44,106	34,431

Total Services	84,780	84,382	167,193	161,108

Solutions:
State and local government solutions	29,797	29,689	58,088	58,370
Hardware and consumables	20,447	28,202	40,364	54,919
Software, licensing fees and other	19,509	17,192	29,084	28,052
Maintenance	9,602	8,588	17,556	15,793

Total Solutions	79,355	83,671	145,092	157,134

Total Revenues	$164,135	$168,053	$312,285	$318,242

     Services revenues represent revenues from stand alone government consulting and IT services contracts for which the Company is compensated based on time worked by its employees and enrollment services contracts for which the Company is compensated based on volume of enrollments performed. Solutions revenues comprise revenues from the delivery of consumables and equipment, as well as hardware, software and systems that include related services, primarily maintenance bundled with the related product deliverables. Because the product functionality is the primary deliverable for the customer, we have included the total revenues from these arrangements in solutions revenues. Solutions revenues also include revenues related to driver’s license production contracts for which we provide systems and maintenance, produce the licenses and are compensated in one all inclusive price per license as the licenses are produced.
Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net loss	$(2,730)	$(1,249)	$(10,234)	$(5,035)
Change in accumulated other comprehensive income (loss)	(1,290)	1,503	(1,663)	806

Comprehensive income (loss)	$(4,020)	$254	$(11,897)	$(4,229)

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
     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction with AFIX at that point in time. Receivables from AFIX at June 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Sales to AFIX for the three and six month period ended June 30, 2010 were less than $0.1 million and $0.1 million, respectively, and less than $0.1 million and $0.1 million for the same period in the prior year.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company will reimburse L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three and six months ended June 30, 2010, the Company incurred costs of $0.1 million and $0.3 million, respectively, and $0.2 million and $0.4 million for the same period in the prior year, related to the sublease agreement.
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
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty costs incurred for the three and six months ended June 30, 2010 amounted to approximately less than $0.1 million and $0.1 million, respectively, and less than $0.1 million for the same periods in the prior year.
     On February 28, 2010 the Company entered into engagement letters with Goldman Sachs & Co. (“Goldman”) and Stone Key Partners LLC (“Stone Key”), pursuant to which they will act as a financial advisors to the Company in connection with the Company’s exploration of strategic alternatives to enhance stockholder value. Both Goldman and Stone Key were selected after a competitive evaluation process involving multiple prospective advisors. In connection with their respective engagements, Goldman and Stone Key may be entitled to receive customary fees from the Company. These fees, a substantial portion of which would become payable in the event a transaction is consummated, would be allocated approximately 58% to Goldman and 42% to Stone Key. The aggregate transaction fee payable to the advisors would be 1.2% of the transaction value. An initial fee of 15% of the total transaction fee payable to Stone Key (to be estimated at that time) would be paid upon the earlier of the delivery of a fairness opinion or the signing of a definitive transaction agreement. The remainder would be paid to Stone Key upon closing of the transaction. In addition, Stone Key would be entitled to a reduced fee if the Company receives a “break up” fee or similar payment in connection with the termination of a signed transaction agreement. Similar features apply to the Goldman Sachs engagement fee structure and the Company believes such arrangements are customary. Consideration of strategic alternatives by the L-1 Board of Directors may not result in a sale transaction, therefore there is no assurance that this process will result in a sale of the Company or any other specific transaction pursuant to which Goldman or Stone Key would earn a fee, and the amount of any such fee cannot currently be estimated.
     Michael J. Urfirer, is a co-owner and co-founder of Stone Key’s parent company, is Co-Chairman and Co-CEO of Stone Key, and is also the husband of Doni L. Fordyce, our Executive Vice President of Corporate Communications. Mr. Urfirer has confirmed to the Company that he has no specific interest in any fees paid to Stone Key attributable to his status as co-owner of Stone Key and its affiliates or otherwise. He will not receive any commission, direct participation or similar payment in connection with Stone Key’s receipt of any fees. In his capacity as an employee of Stone Key’s parent company, Stone Key Group LLC (SKG), Mr. Urfirer receives a salary from SKG which is not based on fees. In addition, in his capacity as the holder of an interest in SKG, Mr. Urfirer is entitled to a percentage of SKG’s profits. The profits interest in SKG held by Mr. Urfirer is not a fixed percentage and will vary based on the revenues and expenses of SKG, the operation of payment priorities in SKG’s LLC Agreement and potential future dilution. Under certain scenarios, Mr. Urfirer’s interest in SKG’s 2010 profits could be equal to but will in no event exceed 50%.
     Mr. Urfirer and Stone Key’s other Co-Chairman and Co-CEO hold personal investments in Aston Capital Partners, L.P. as minority limited partners. Certain of our executive officers, including Mr. LaPenta, Mr. DePalma, Mr. Paresi and Ms. Fordyce, control Aston Capital Partners, L.P. through their ownership interest in the general partner.
5. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
$175.0 million aggregate principal amount 3.75 percent Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreement	31,995	4,868
Borrowings under term loan	273,356	282,056
Capital leases and other	1,045	1,611

	481,396	463,535

Less: Unamortized discount on convertible notes	11,228	13,991
Less: Unamortized original issue discount on term loan	2,623	3,178
Less: Current portion of long-term debt	34,953	27,062

	$432,592	$419,304

     Scheduled principal payments on long-term debt and financing arrangements for the subsequent four years are as follows: $45.0 million, $33.9 million, $218.7 million and $183.8 million. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par in 2012. The repayment schedule assumes that it will be repaid in 2012.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of June 30, 2010, the Company has approximately $95.0 million available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $140.5 million at June 30, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $132.8 million at June 30, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $32.0 million of borrowings and $8.0 million of letters of credit that were outstanding under the revolving credit facility, respectively, at June 30, 2010.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At June 30, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.
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
     L-1 amended the Credit Agreement, reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 and increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. At June 30, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.12:1.00 and the Consolidated Leverage Ratio was 3.21:1.00; accordingly the Company was in compliance with the amended covenants at June 30, 2010. If the Company does not enter into a definitive agreement by August 31, 2010, the Company would be required to comply with the original financial ratios for the measurement period ended September 30, 2010. The Company may be required to amend its Credit Agreement pending completion of the ongoing strategic process to remain in compliance with the covenants. If a sale does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the loan.
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
     Upon consummation of any share exchange, consolidation or merger of L-1 pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of L-1’s and L-1’s subsidiaries’ assets, taken as a whole, to any person other than one of its subsidiaries, the holders of the Convertible Notes can require the Company to repurchase all outstanding debt at a purchase price equal to 100 percent of the principal amount plus accrued and unpaid interest.
6. EQUITY
Warrants
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of June 30, 2010, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. The warrants expire in 2014.
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
7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
The following table summarizes the stock option activity from January 1, 2010 through June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2010	8,091,652	$13.56
Granted	33,500	8.01
Exercised	(86,746)	3.33
Canceled/expired/forfeited	(414,880)	18.11

Outstanding at June 30, 2010	7,623,526	$13.41	6.14	$3,392,541

Vested or expected to vest at June 30, 2010	5,953,974	$13.41	6.14	$2,649,575

Exercisable at June 30, 2010	5,014,169	$14.39	5.14	$2,222,330

The aggregate unearned compensation cost of unvested options outstanding as of June 30, 2010 was $12.1 million and will be amortized over a weighted average period of 2.1 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0.3 million and $0.4 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
For the six month period ending June 30, 2010, the Company awarded 410,787 shares of restricted stock to officers, directors and employees and had total outstanding restricted stock awards of 1,750,064 as of June 30, 2010. The restricted stock vests over four years and the weighted average grant date fair value was $7.38 at June 30, 2010. At June 30, 2010, approximately 1,367,000 shares are expected to vest. Unearned compensation related to restricted stock that is expected to vest approximated $7.8 million at June 30, 2010. Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.
Stock-based compensation expense was $5.1 million and $12.2 million and $5.6 million and $10.9 million for the three and six months ended June 30, 2010 and 2009, respectively, and includes compensation expense related to restricted stock, stock options, employee purchases under the stock purchase plan, and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Cost of Revenues	$1,954	$2,201	$4,190	$4,050
Research and Development	343	492	814	967
Sales and Marketing	185	445	811	958
General and Administrative	2,663	2,460	6,379	4,923

	$5,145	$5,598	$12,194	$10,898

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
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Since that time, however, six groups of appellants have filed timely notices of appeal. On June 18, 2010, the District Court ordered that the appellants post an appeal bond of $25,000. Although one of the groups of appellants has appealed this order, an appeal bond of $25,000 was posted on July 16, 2010, The schedule for filing appellate briefs has not yet been set by the Second Circuit.
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
     On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 for a system to produce personal ID cards. On July 6, 2010, the Company filed an answer to the complaint, which contained counterclaims for a declaratory judgment against the complainant. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.
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
9. INCOME TAXES
For the six months ended June 30, 2010 and 2009 the tax benefit was $2.7 million and $2.2 million, respectively and the pre-tax loss was $13.0 million and $7.3 million, respectively. The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 31% and 40% for the six months ended June 30, 2010 and 2009. The provision for the six months ended June 30, 2010 also reflects the impact of the discrete items which are not deductible for federal income tax purposes.
10. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
The Company’s operating segments have been aggregated in two reportable segments: Solutions and Services. The Solutions reportable segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. The Services reportable segment provides finger-print based background checks enrollment services to government, civil, and commercial customers, as well as information technology and security consulting services to U.S. Government agencies. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Solutions:
Revenues	$79,355	$83,671	$145,092	$157,134
Operating Income	5,377	4,153	3,866	4,306
Depreciation and Amortization Expense	8,269	7,164	16,089	14,625
Services:
Revenues	84,780	84,382	167,193	161,108
Operating Income	2,142	4,281	3,293	8,455
Depreciation and Amortization Expense	2,183	1,898	4,264	3,661
Consolidated:
Revenues	$164,135	$168,053	$312,285	$318,242
Operating Income	7,519	8,434	7,159	12,761
Depreciation and Amortization Expense	10,452	9,062	20,353	18,286

Total assets and goodwill by segment as (in thousands):

	As of June 30, 2010
	Total	Goodwill
Solutions	$905,997	$624,769
Services	371,239	263,322
Corporate	56,525	—

	$1,333,761	$888,091

Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.
Revenues by market are as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Federal	$94,819	$100,612	$178,437	$189,030
State and local	62,308	61,507	122,294	118,831
Commercial/Emerging Markets	7,008	5,934	11,554	10,381

	$164,135	$168,053	$312,285	$318,242

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
United States	$152,066	$155,730	$284,547	$289,931
Rest of the World	12,069	12,323	27,738	28,311

	$164,135	$168,053	$312,285	$318,242

For the three and six months ended June 30, 2010, U.S. Federal government agencies, directly or indirectly, accounted for 58 percent and 57 percent of consolidated revenues, respectively. For the three and six months ended June 30, 2009, U.S. Federal government agencies, directly or indirectly accounted for 60 percent and 59 percent of consolidated revenues, respectively. Accounts receivable from U.S. government agencies amounted to $53.5 million and $62.0 million at June 30, 2010 and 2009, respectively.

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
     The Services reportable segment includes the Enrollment Services, the SpecTal/McClendon and Advanced Concepts operating segments. Enrollment Services performs finger-print based background checks for civil and government applications. SpecTal/McClendon and Advanced Concepts offer comprehensive consulting, program management, information analysis, training, security, technology development, and information technology solutions to the U.S. intelligence community. Services provided by our services operating segments can be bundled with solutions offered by our Solutions operating segment to create a fully integrated solution.
     The Company evaluates businesses and their management primarily through financial metrics including revenues, operating income (loss) and Adjusted EBITDA (earnings before interest expense-net, depreciation and amortization, stock- based compensation expense, asset impairments and provision (benefit) for income taxes).
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore alternatives to enhance shareholder value. The Company has engaged advisors to assist in evaluating potential value enhancing alternatives. At this time, there can be no assurance that our strategic alternative review will result in a transaction. Consequently, the financial statements do not reflect the impact of any possible transaction, except for costs incurred in connection with exploring strategic alternatives.
     In the last two years management considered the following factors, among others in evaluating its financial condition and operating results:
•	Our Biometrics operating segment, while having significant growth opportunities, may be subject to the lengthy sales cycles involved in large government procurements domestically and internationally. For example, during 2009 and 2010 the Company has experienced a delay regarding the sale of an increased capacity license relating to an existing customer. A portion of the capacity license was delivered in the second quarter of 2010.

•	Our Secure Credentialing operating segment has been successful in winning large competitive credentialing contracts and continues to have significant opportunities in assisting U.S. Department of Motor Vehicles (DMV) with cost effective and efficient programs. International new awards can be subject to lengthy sales cycles and delays, as recently has been the case in connection with certain programs in Africa and South America.

•	Our Government Consulting Services businesses have been successful in market growth, despite the publicly announced goal of certain agencies in the intelligence community to reduce reliance on outside contractors.

•	We have been awarded 19 out of 23 competitive driver license contracts and contract extensions since January 1, 2009, which will result in significant revenue increases over the term of the contracts once the systems are implemented. These secure solutions require up front capital expenditures before such revenue increases are realized. Capital expenditures, which are primarily related to the secure credentialing business, aggregated approximately $55.0 million in 2009 and are expected to approximate this amount in 2010. We expect that there will be a significant decline in capital expenditures in 2011 as the majority of our recently awarded driver’s license contracts will be implemented.

•	Our existing credit agreement which was executed in August 2008 in the midst of the severe global economic crisis contains certain restrictions, principal repayment schedules and financial covenants that are significantly more restrictive than those prevailing in the current lending environment. In 2009 and 2010, we amended the credit agreement to reduce the principal payments on a permanent basis, and recently modified certain financial covenants to provide for significant operating flexibility as we conduct and complete our strategic alternative review process. If a definitive agreement for a sale transaction is not executed on or prior to August 31, 2010, the Company may be required to amend its credit agreement pending completion of the ongoing strategic review process to remain in compliance with the covanants. If a sale does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the loan.

•	While we have grown significantly though acquisitions, we have not consummated any acquisitions since the August 2008 acquisition of the secure ID systems business of Digimarc, as we have focused on growing the existing business to improve our liquidity.
     L-1’s revenues decreased to $164.1 million and $312.3 million for the three and six months ended June 30, 2010, from $168.1 million and $318.2 million for the three and six months ended June 30, 2009, respectively. L-1’s net loss for the three and six months ended June 30, 2010 was $2.7 million and $10.3 million, compared to a net loss of $1.2 million and $5.0 million for the three and six months ended June 30, 2009, of which $2.3 million and $2.7 million, respectively, related to costs incurred in connection with strategic alternative – related expenses, acquisition – related expenses and severance costs in 2010. These results have been impacted by the considerations described above. Additional specific events that directly impacted the financial condition, results of operations and cash flows are discussed in the Consolidated Results of Operations and Liquidity and Capital Resources sections.
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

     A reconciliation of GAAP net loss to Adjusted EBITDA follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Loss	$(2,730)	$(1,249)	$(10,234)	$(5,035)
Provision (Benefit) for Income Taxes	404	176	(2,747)	(2,245)
Interest, net	9,861	9,329	19,982	19,934
Stock-Based Compensation Costs	5,145	5,598	12,194	10,898
Depreciation and Amortization	10,452	9,062	20,353	18,286

Adjusted EBITDA	$23,132	$22,916	$39,548	$41,838

REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
L-1 operates in two reportable segments, the Solutions segment and the Services segment. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three and six months ended June 30, 2010 and 2009, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Solutions:
Revenues	$79,355	$83,671	$145,092	$157,134
Operating Income	5,377	4,153	3,866	4,306
Depreciation and Amortization Expense	8,269	7,164	16,089	14,625
Adjusted EBITDA	16,481	14,306	26,769	25,362
Services:
Revenues	84,780	84,382	167,193	161,108
Operating Income	2,142	4,281	3,293	8,455
Depreciation and Amortization Expense	2,183	1,898	4,264	3,661
Adjusted EBITDA	6,651	8,610	12,779	16,476
Consolidated:
Revenues	164,135	168,053	312,285	318,242
Operating Income	7,519	8,434	7,159	12,761
Depreciation and Amortization Expense	10,452	9,062	20,353	18,286
Adjusted EBITDA	$23,132	$22,916	$39,548	$41,838
Revenues by market for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Federal	$94,819	$100,612	$178,437	$189,030
State and local	62,308	61,507	122,294	118,831
Commercial/Emerging Markets	7,008	5,934	11,554	10,381

	$164,135	$168,053	$312,285	$318,242

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
United States	$152,066	$155,730	$284,547	$289,931
Rest of the World	12,069	12,323	27,738	28,311

	$164,135	$168,053	$312,285	$318,242

For the three and six months ended June 30, 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 58 percent and 57 percent of consolidated revenues, respectively. For the three and six month periods ended June 30, 2009, U.S. Federal Government agencies, directly or indirectly accounted for 60 percent and 59 percent of consolidated revenues, respectively.
CONSOLIDATED RESULTS OF OPERATIONS
Revenues (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues	$164,135	$168,053	$312,285	$318,242

Revenues decreased to approximately $164.1 million for the three months ended June 30, 2010 compared to approximately $168.1 million for the three months ended June 30, 2009, or $4.0 million. Revenues decreased to approximately $312.3 million for the six months ended June 30, 2010 compared to approximately $318.2 million for the six months ended June 30, 2009, or $5.9 million. In both the three and six month periods, there were lower revenues due to lower U.S. Passport Card and HIIDE shipments in comparison to the relevant 2009 periods. This decline was partially offset by the follow-on sale of an Automated Biometric Identification System (ABIS) capacity license for approximately $5.0 million and higher volumes in our background screening and government consulting services included in our Services segment. Shipments of U.S. Passport Card orders during the first half were delayed due to orders being received later in the period than expected. Full year U.S. Passport Card revenues are expected to be realized in the second half of 2010 as shipments are made against orders, the majority of which have already been received.
Products and Services Revenues:
The following represents details of the products and services for revenues for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Services:
U.S. Federal government services	$62,615	$66,323	$123,087	$126,677
State and local government services	22,165	18,059	44,106	34,431

Total Services	84,780	84,382	167,193	161,108
Solutions:
State and local government solutions	29,797	29,689	58,088	58,370
Hardware and consumables	20,447	28,202	40,364	54,919
Software, licensing fees and other	19,509	17,192	29,084	28,052
Maintenance	9,602	8,588	17,556	15,793

Total Solutions	79,355	83,671	145,092	157,134

Total Revenues	$164,135	$168,053	$312,285	$318,242

Cost of Revenues and Gross Margin (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Cost of revenues, excluding items noted below	$106,770	$109,377	$204,789	$206,224
Depreciation and amortization expense	6,749	5,657	13,065	11,204
Amortization of acquired intangible assets	2,091	2,037	4,106	4,393
Stock- based compensation	1,954	2,201	4,190	4,050

Total cost of revenues	$117,564	$119,272	$226,150	$225,871

Gross profit	$46,571	$48,781	$86,135	$92,371

Gross margin	28%	29%	28%	29%

Cost of revenues decreased by $1.7 million and increased by $0.3 million for the three and six months ended June 30, 2010, respectively, compared to the prior year. The decrease in the three month period is primarily due to lower revenues in U.S. Passport Card shipments. The increase in the six month period is primarily attributable to an increase in revenue from the enrollment services product line offset partially by lower volumes in our secure credentialing business. As a result, consolidated gross margins were 28 percent for both for the three and six month period ended June 30, 2010 compared to 29 percent in the corresponding periods in the prior year. Included in the cost of revenues for the three and six months ended June 30, 2010, were non cash charges of $10.8 million and $21.4 million, respectively, compared to corresponding amounts of $9.9 million and $19.6 million in the same period in 2009.
Sales and Marketing Expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Sales and marketing expenses	$9,566	$9,719	$20,076	$19,610

As a percentage of revenues	6%	6%	6%	6%

Sales and marketing expenses decreased by approximately $0.2 million and increased by $0.5 million for the three and six months ended June 30, 2010, respectively, compared to the prior year period. The increase for the six month period ended June 30, 2010 reflects higher marketing related costs in certain of our businesses. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
Research and Development Expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Research and development expenses	$5,141	$5,664	$10,525	$11,565

As a percentage of revenues	3%	3%	3%	4%

Research and development expenses decreased by approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009. L-1 continues to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and in other projects. Gross research and development expenditures aggregated $12.7 million and $25.3 million for the three and six months ended June 30, 2010, respectively, compared to $11.1 million and $22.6 million for the comparable period in the prior year. Virtually all of our research and development costs are attributable to our Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 17 percent and 14 percent for the six months ended June 30, 2010 and 2009, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.
General and Administrative Expenses (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
General and administrative expenses	$22,297	$24,509	$45,848	$47,342

As percentage of revenues	14%	15%	15%	15%

General and administrative expenses decreased by approximately $2.2 million and $1.5 million for the three and six months ended June 30, 2010 from the comparable period in the prior year, respectively. The three and six month periods ended June 30, 2009 includes a provision of $1.2 million related to the Registered Traveler contract. In addition, professional service costs and facility related expense have decreased for both periods. As a percentage of revenues, general and administrative expenses were 14 percent and 15 percent for the three and six month periods ended June 30, 2010 and 15 percent for both periods in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.
Strategic Alternative Costs (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Strategic alternative costs	$1,719	$—	$1,749	$—

Strategic alternative costs increased by $1.7 million for both the three and six months ended June 30, 2010 from the comparable periods in the prior year, due to costs incurred in connection with the exploration of strategic alternatives in 2010.
Acquisition Related Expenses and Amortization of Intangible Assets (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Acquisition related expenses and amortization of intangible assets	$329	$455	$778	$1,093

Acquisition related expenses and amortization of intangible assets decreased by $0.1 million and $0.3 million for the three and six months ended June 30, 2010 from the comparable period in the prior year, respectively, due to less acquisition related activity in 2010.
Financing Costs (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Financing costs:
Contractual interest	$(7,127)	$(6,832)	$(14,012)	$(14,229)
Other financing costs	(2,741)	(2,555)	(5,978)	(5,808)

Financing costs	$(9,868)	$(9,387)	$(19,990)	$(20,037)

For the three and six months ended June 30, 2010, net financing costs increased by approximately $0.5 million and decreased by less than $0.1 million from the comparable period in the prior year, respectively. The increase in the three month period ended June 30, 2010 as compared to the comparable period in the prior year is primarily due to interest on borrowings outstanding under the revolving credit facility.
Other Income (Expense), Net (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Other income (expense), net	$23	$(120)	$(150)	$(4)

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases in other expense, net, are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.
Income Taxes (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Income taxes (expense) benefit	$(404)	$(176)	$2,747	$2,245

For the six months ended June 30, 2010 and 2009 the tax benefit was $2.7 million and $2.2 million, respectively and the pre-tax loss was $13.0 million and $7.3 million, respectively. The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 31% and 40% for the six months ended June 30, 2010 and 2009, respectively. The provision for the six months ended June 30, 2010 also reflects the impact of the discrete items which are not deductible for federal income tax purposes. The provision for the six months ended June 30, 2010 also reflects the impact of the discrete items which are not deductible for federal income tax purposes.
Comprehensive Income (Loss) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net loss	$(2,730)	$(1,249)	$(10,234)	$(5,035)
Changes in accumulated comprehensive income (loss)	(1,290)	1,503	(1,663)	806

Comprehensive income (loss)	$(4,020)	$254	$(11,897)	$(4,229)

The change in comprehensive loss results from the loss for the three and six months ended June 30, 2010 of $2.7 million and $10.2 million compared to $1.2 million and $5.0 million in the prior year period, changes in the fair value and amortization of derivatives accounted for as hedges which resulted in gains of $0.2 million and $0.5 million in 2010 and 2009, respectively, and translation losses of $1.8 million in 2010 and gains of $0.3 million in 2009, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.

LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements
     L-1’s most significant capital requirements consist of acquisitions, capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. It is expected that our capital requirements will increase as we bid on and are awarded new contracts or as contracts are renewed. During the six months ended June 30, 2010 and 2009, our capital expenditures were $25.0 million compared to $22.3 million, respectively. In the year ended December 31, 2009, capital expenditures approximated $55.0 million and are expected to be at a similar level for the full year 2010, primarily related to new contract awards in our secure credentialing business. L-1 expects to fund its capital requirements primarily with operating cash flows and borrowings under the revolving credit facility, and may consider an equipment financing transactions if favorable terms are available.
     Liquidity
     As of June 30, 2010, we had $18.3 million of working capital including deferred income taxes of $11.4 million, $2.8 million in cash and cash equivalents and current maturities of long term debt of $35.0 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $95.0 million at June 30, 2010 subject to continuing compliance with our debt covenants. L-1 believes that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. However, it is likely that we will require additional financing to improve our liquidity and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. L-1 may also pursue reduction of our current indebtedness if equity financing can be obtained on advantageous terms and may take other actions to improve liquidity. There can be no assurance that additional debt or equity financing will be available or that other actions can be taken on commercially reasonable terms, or at all. L-1’s ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $140.5 million at June 30, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $132.8 million at June 30, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $32.0 million of borrowings that were outstanding under the revolving credit facility at June 30, 2010.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At June 30, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.
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
     L-1 amended the Credit Agreement, reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 and increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. At June 30, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.12:1.00 and the Consolidated Leverage Ratio was 3.21:1.00; accordingly the Company was in compliance with the amended covenants at June 30, 2010. If the Company does not enter into a definitive agreement by August 31, 2010, the Company would be required to comply with the original financial ratios for the measurement period ended September 30, 2010. The Company may be required to amend its Credit Agreement pending completion of the ongoing strategic process to remain in compliance with the covenants. If a sale does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the loan.
     As of June 30, 2010, the Company has approximately $95.0 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
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

	Six Months Ended
	June 30,	June 30,
	2010	2009
Consolidated Cash Flows (in thousands)

Net cash provided by (used in):
Operating activities	$11,679	$30,525
Investing activities	(32,820)	(27,008)
Financing activities	17,438	(7,026)
Effect of exchange rates on cash and cash equivalents	(95)	(9)

Net decrease in cash and cash equivalents	$(3,796)	$(3,518)

Cash flows from operating activities decreased by approximately $18.8 million for the six months ended June 30, 2010 as compared to the corresponding period of the prior year. Net loss for six months ending June 30, 2010 was $10.2 million and includes non-cash charges of $20.4 million for depreciation and amortization, $12.2 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $6.0 million for amortization of deferred financing costs, debt discount and other, and $2.7 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $13.8 million for the six months ended June 30, 2010 and a favorable impact on cash flows of $3.0 million in the corresponding period in the prior year.
Capital expenditures were approximately $25.0 million and $22.3 million for the six months ended June 30, 2010 and 2009, respectively, and are primarily related to our drivers’ licenses product line. During the six months ended June 30, 2010, L-1 acquired certain assets of Retica Systems for cash of $2.6 million.
Net cash provided by financing activities in 2010 was $17.4 million compared to net cash used in financing activities of $7.0 million in 2009. L-1 borrowed $42.2 million for the six months ended June 30, 2010 and had no borrowings in the same period of the prior year. L-1 repaid $8.7 million of the term loan borrowings and $15.6 million for the revolving credit borrowings and other debt in the first half of 2010 compared to $7.5 million in payments for the term loan in the same period in the prior year.
Working Capital
     Accounts receivable increased by approximately $3.8 million as of June 30, 2010, from December 31, 2009. Days sales outstanding were 67 days at June 30, 2010 and at December 31, 2009. Accounts receivable are presented net of an allowance for doubtful accounts of $5.5 million and $4.9 million at June 30, 2010 and December 31, 2009, respectively. On both dates the allowance reflects additions recorded in 2009 for the suspension of the Registered Traveler program of approximately $1.0 million as well as approximately $2.8 million for estimated unrecoverable amounts related to enrollment services programs that started in 2009.
Inventory remained flat as of June 30, 2010, compared to December 31, 2009, as increases related to the acquisition of Retica inventory was offset by shipments in our credentialing and biometrics businesses. Inventory reflects the levels required to meet expected deliveries of our credentialing and biometric solutions.

Accounts payable, accrued expenses and other current liabilities decreased by $11.7 million as of June 30, 2010, compared to December 31, 2009, reflecting, lower accruals for employee compensation and benefits as a result of the annual settlement of certain compensation related obligations in the first quarter.
Total deferred revenue decreased by $4.9 million as of June 30, 2010, compared to December 31, 2009, reflecting the impact of higher maintenance renewals in the second half of 2009 compared to the first half of 2010, as well as a result of recognizing revenue on transactions that met the revenue recognition criteria during the six months ended June 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table sets forth L-1’s contractual obligations as of June 30, 2010 (in thousands):

		Less than			More than 5
	Total	1 Year	2-3 Years	3-5 Years	Years
Operating lease obligations	$30,551	$4,527	$13,176	$9,374	$3,474
Debt and capital lease obligations	$546,689	$58,072	$295,386	$192,939	$—
Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and $273.4 million term loans of which Tranche B-1 bears interest at 6.75 percent and Tranche B-2 bears interest at 7.25 percent. The amounts shown above include interest and assume that the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loans prior to the redemption of the Convertible Notes.
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
CONTINGENT OBLIGATIONS
L-1 has no material contingent obligations at June 30, 2010.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
INTEREST RATE RISK
L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At June 30, 2010, borrowings outstanding under the Credit Agreement aggregated $305.4 million, bearing interest at variable rates. At June 30, 2010, the market value of the Term Loan was approximately $273.7 million and the carrying amount was $273.4 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. A change in the interest rate of 1 percent would increase or decrease interest expense by $3.1 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0 percent with respect to $62.5 million notional amount and pays a fixed interest rate.
L-1’s Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of L-1 common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:
•	If during any five consecutive trading day period the trading price is less than 98 percent of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After June 30, 2010, if the sale price of L-1 common stock for twenty or more trading days exceeds 130 percent of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.
The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At June 30, 2010, the estimated market value of the Convertible Notes was approximately $163.3 million and the carrying amount was $163.8 million.
For additional information regarding debt and financing instruments see Notes 3 and 5 to our consolidated financial statements.
FOREIGN CURRENCY EXPOSURES
The transactions of L-1’s international operations, primarily our Germany, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable, accounts payable and accrued expenses. At June 30, 2010, financial assets and liabilities denominated in Euros aggregated $1.1 million and $0.2 million, respectively, and at June 30, 2009, aggregated $1.4 million and $1.2 million, respectively. At June 30, 2010, financial assets and liabilities denominated in Canadian Dollars aggregated $2.1 million and $2.4 million, respectively, and at June 30, 2009, aggregated $2.8 million and $2.3 million, respectively. At June 30, 2010, financial assets and liabilities denominated in Mexican Pesos were $0.8 million and $0.4 million, respectively, and at June 30, 2009, aggregated $1.0 million and $0.3 million, respectively.
Hardware and consumable purchases related to contracts with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At June 30, 2010, these Japanese Yen denominated liabilities were $2.9 million. At June 30, 2009, there were no Japanese Yen denominated liabilities. L-1 uses foreign currency forward contracts as economic hedges to limit exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and offset unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of June 30, 2010, the Company had committed to one foreign currency forward contract that mitigate approximately $0.9 million of foreign currency exposures for the liabilities denominated in Yen. The company had no foreign currency contracts at June 30, 2009. The fair value of these contracts at June 30, 2010 was an unrealized gain of less than $0.1 million.
L-1 also has entered into a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $22.4 million at June 30, 2010. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
L-1’s international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose revenues costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of June 30, 2010, the cumulative effect from foreign currency translation adjustments related to foreign operations was approximately a loss of $0.6 million.
PREPAID FORWARD CONTRACT
L-1 has entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery in May 2012. However, L-1 settled the obligation with a cash payment at closing. The price of the common stock at the time of delivery may be higher or lower than $20.00.
ITEM 4 — CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of L-1’s management, including the CEO and CFO, of the effectiveness of the design and operation of L-1’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of June 30, 2010. Based on this evaluation, L-1’s CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010.
(b) Changes in Internal Controls over Financial Reporting
     In the normal course, L-1 reviews and changes internal controls to reflect changes in business and operations and enhances and modifies controls in response to these changes on an ongoing basis. There have been no changes in L-1’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, L-1’s internal controls over financial reporting.
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
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. Since that time, however, six groups of appellants have filed timely notices of appeal. On June 18, 2010, the District Court ordered that the appellants post an appeal bond of $25,000. Although one of the groups of appellants has appealed this order, an appeal bond of $25,000 was posted on July 16, 2010. The schedule for filing appellate briefs has not yet been set by the Second Circuit.
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

     On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 for a system to produce personal ID cards. On July 6, 2010, the Company filed an answer to the complaint, which contained counterclaims for a declaratory judgment against the complainant. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.
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
     L-1 is a party to a credit agreement with that provides for up to $435.0 million in borrowings through 2013, of which $95.0 million is currently available, subject to continuing compliance with debt covenants. Under the agreement, L-1 is required to maintain specific financial covenants related to leverage and debt service coverages. L-1 amended the Credit Agreement, increasing the maximum Consolidated Leverage Ratio from 3.00:1.00 to 3.85:1.00 and reducing the minimum Consolidated Debt Service Coverage Ratio from 2.25:1.00 to 1.65:1.00 for the measurement periods ended March 31, 2010 and June 30, 2010. If, prior to August 31, 2010, the Company enters into a definitive agreement to sell all or substantially all of the assets and operations of the Company, the amended ratios will be extended to December 30, 2010 and includes the September 30, 2010 measurement period. The financial covenants for all other measurement periods remain unchanged. At June 30, 2010 the Company’s Consolidated Leverage Ratio was 3.21:1.00 and the Consolidated Debt Service Coverage Ratio was 2.12:1.00; accordingly the Company was in compliance with the amended covenants. If the Company does not enter into a definitive agreement by August 31, 2010, the Company would be required to comply with the original financial ratios. The Company may be required to amend its Credit Agreement pending completion of the ongoing strategic review process to remain in compliance with the covenants. If the sale does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the term loans. There is no assurance that a refinancing or other actions to repay or modify the loan can be successfully executed.
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
L-1 has a history of operating losses.
     L-1 has a history of operating losses. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At June 30, 2010, L-1 had an accumulated deficit of approximately $637.7 million. L-1 will continue to invest in the development of secure credential and biometric technologies, as well as government services and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.
L-1 may be unable to obtain additional capital due to market conditions and the Company must fund substantial capital expenditures for the secure credentialing business.
     The installation of secure credentialing systems requires significant capital expenditures. The need to fund such capital expenditures has increased following the acquisition of the secure credentialing business of Digimarc. Also, historically one of the components of the L-1 strategy is growth through strategic acquisitions.
     For the six months ended June 30, 2010, capital expenditures increased to $25.0 million, as compared to $22.3 million in the corresponding period of the prior year. Capital expenditures for the year ended December 31, 2009 were approximately $55.0 million and are expected to be at a similar level for the year ending December 31, 2010. While L-1 expects to fund capital requirements primarily from operating cash flows and borrowings under the revolving credit facility, in the near term, cash otherwise available to fund strategic opportunities and prepay long-term debt is reduced. At June 30, 2010, L-1 had cash and cash equivalents of $2.8 million and availability under its existing credit agreement of $95.0 million subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate resources to meet current capital requirements, L-1 expects to have increased capital needs as it continues to expand its business.
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

     For the three and six months ended June 30, 2010, U.S. Federal government agencies, directly or indirectly, accounted for 58 percent and 57 percent, respectively, of L-1’s consolidated revenues. For the three and six months ended June 30, 2009, U.S. Federal government agencies, directly or indirectly, accounted for 60 percent and 59 percent, respectively, of L-1’s consolidated revenues. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions. In addition, while spending authorizations for intelligence and defense-related programs by the Federal government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where L-1 does not currently provide services. Current Federal government spending levels for defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities.
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
     For the three and six months ended June 30, 2010, L-1 derived approximately 7 percent and 9 percent, respectively, of total revenues from international sales and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.
     Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on financial results and stock price, include those associated with:
•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting solutions, products and services resulting from export restrictions for certain products and technologies;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies related to the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	liabilities resulting from any unauthorized actions of local resellers or agents under the Foreign Corrupt Practices Act or local anti-corruption statutes;

•	overlap of different tax structures;

•	risks of increases in taxes and other government fees;

•	involuntary renegotiations of contracts with foreign governments.
     L-1 expects that it will have increased exposure to foreign currency fluctuations. As of June 30, 2010, accumulated other comprehensive income includes foreign currency translation losses of approximately $0.6 million.
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
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore alternatives to enhance shareholder value. While the Company has received initial indications from multiple parties and expects to continue discussions with interested parties at this time, there can be no assurance that (i) the exploration of strategic alternatives will result in any sale transaction, (ii) about the timing of such a sale transaction, (iii) or whether a significant premium to current market trading prices for L-1’s common stock can be obtained as part of any such transaction.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — [REMOVED AND RESERVED]
ITEM 5 — OTHER INFORMATION
None
ITEM 6 — EXHIBITS
The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2010	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: July 29, 2010	By:	/s/ JAMES A. DEPALMA
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