Form 10-Q
period 2010-09-30
L-1 IDENTITY SOLUTIONS, INC.
filed 2010-11-03
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to            .
Commission File Number 001-33002
L-1 IDENTITY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0807887 (I.R.S. Employer Identification No.)

177 Broad Street, 12th Floor, Stamford, CT (Address of principal executive offices)	06901 (Zip Code)
(203) 504-1100
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 1, 2010
Common stock, $.001 par value	93,534,981

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$9,026	$6,624
Accounts receivable, net	89,596	116,353
Inventory, net	34,978	29,384
Deferred tax asset, net	9,788	11,514
Other current assets	7,651	9,249
Assets held for sale	262,640	—

Total current assets	413,679	173,124
Property and equipment, net	122,098	115,500
Goodwill	700,768	889,814
Intangible assets, net	61,773	102,375
Deferred tax assets, net	47,864	26,733
Other assets, net	15,385	16,279

Total assets	$1,361,567	$1,323,825

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$88,033	$110,089
Current portion of deferred revenue	19,129	19,890
Current maturities of long-term debt	268,262	27,062
Other current liabilities	7,275	6,680
Liabilities related to assets held for sale	37,001	—

Total current liabilities	419,700	163,721
Deferred revenue, net of current portion	4,927	6,676
Long-term debt, net of current maturities	199,804	419,304
Other long-term liabilities	4,643	3,663

Total liabilities	629,074	593,364

Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 93,682,240 and 91,745,135 shares issued at September 30, 2010 and December 31, 2009, respectively	94	92
Additional paid-in capital	1,454,535	1,432,898
Accumulated deficit	(646,881)	(627,449)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 384,690 and 368,843 shares of common stock, at cost at September 30, 2010 and December 31, 2009, respectively	(6,316)	(6,173)
Accumulated other comprehensive income	570	622
Noncontrolling interest	299	279

Total equity	732,493	730,461

Total liabilities and equity	$1,361,567	$1,323,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$121,012	$119,233	$323,609	$330,136

Cost of revenues:
Cost of revenues	82,299	78,480	227,743	225,526
Amortization of acquired intangible assets	1,334	1,260	3,894	4,094

Total cost of revenues	83,633	79,740	231,637	229,620

Gross profit	37,379	39,493	91,972	100,516

Operating expenses:
Sales and marketing	9,344	10,476	27,698	29,839
Research and development	6,262	6,114	16,787	17,679
General and administrative	16,658	14,571	42,650	42,363
Asset impairment charge	2,915	—	2,915
Strategic alternative transactions and acquisition related costs	6,063	27	7,971	506

Total operating expenses	41,242	31,188	98,021	90,387

Operating income (loss)	(3,863)	8,305	(6,049)	10,129
Financing costs:
Contractual interest	(2,515)	(1,797)	(7,108)	(5,674)
Other financing costs	(1,865)	(1,871)	(5,475)	(5,191)
Other expense, net	(226)	(92)	(404)	(47)

(Loss) income before income taxes and discontinued operations	(8,469)	4,545	(19,036)	(783)
(Provision) benefit for income taxes	1,899	(1,506)	4,078	(168)

Net (loss) income from continuing operations, net of income taxes	(6,570)	3,039	(14,958)	(951)
Net loss from discontinued operations, net of income taxes	(2,605)	(1,667)	(4,454)	(2,707)

Net (loss) income	(9,175)	1,372	(19,412)	(3,658)
Net loss (income) attributable to noncontrolling interest	9	—	(20)	—

Net income (loss) attributable to L-1’s shareholders	$(9,166)	$1,372	$(19,432)	$(3,658)

Basic net (loss) income per share:
Continued operations	$(0.07)	$0.04	$(0.17)	$(0.01)
Discontinued operations	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Attributable to L-1’s shareholders	$(0.10)	$0.02	$(0.22)	$(0.04)

Diluted net (loss) income per share:
Continued operations	$(0.07)	$0.04	$(0.17)	$(0.01)
Discontinued operations	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Attributable to L-1’s shareholders	$(0.10)	$0.02	$(0.22)	$(0.04)

Weighted average common shares outstanding:
Basic	87,971	85,901	87,491	85,301
Diluted	87,971	86,007	87,491	85,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands)
(Unaudited)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other	Non-
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total
Balance, January 1, 2009	$87	$15,107	$1,393,763	$(623,251)	$(69,808)	$(6,161)	$(1,257)	$—	$708,480
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	84	84
Exercise of employee stock options	—	—	87	—	—	—	—	—	87
Common stock issued for directors’ fees	—	—	208	—	—	—	—	—	208
Common stock issued under employee stock purchase plan	1	—	3,351	—	—	—	—	—	3,352
Deferred tax charge of stock options exercised	—	—	(845)	—	—	—	—	—	(845)
Retirement plan contribution settled in common stock	2	—	8,468	—	—	—	—	—	8,470
Stock-based compensation expense	1	—	12,941	—	—	—	—	—	12,942
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,391	—	1,391
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	488	—	488
Net income (loss)	—	—	—	(4,198)	—	—	—	195	(4,003)
Other	—	—	(181)	—	—	(12)	—	—	(193)

Balance, December 31, 2009	$92	$—	$1,432,898	$(627,449)	$(69,808)	$(6,173)	$622	$279	$730,461

Exercise of employee stock options	—	—	766	—	—	—	—	—	766
Common stock issued for directors’ fees	—	—	900	—	—	—	—	—	900
Common stock issued under employee stock purchase plan	—	—	2,542	—	—	—	—	—	2,542
Retirement plan contributions settled in common stock	2	—	9,026	—	—	—	—	—	9,028
Stock-based compensation expense	—	—	8,403	—	—	—	—	—	8,403
Foreign currency translation loss	—	—	—	—	—	—	(295)	—	(295)
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	243	—	243
Net income (loss)	—	—	—	(19,432)	—	—	—	20	(19,412)
Other	—	—	—	—	—	(143)	—	—	(143)

Balance, September 30, 2010	$94	$—	$1,454,535	$(646,881)	$(69,808)	$(6,316)	$570	$299	$732,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash Flow from Operating Activities:
Net loss	$(19,412)	$(3,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,350	27,411
Stock-based compensation costs	18,008	16,225
Benefit for non-cash income taxes	(6,318)	(1,428)
Amortization of deferred financing costs and debt discount	9,049	10,354
Asset impairments charge	2,915	—
Other non-cash items	(69)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,377)	(21,571)
Inventory	(4,911)	4,137
Other assets	323	6,435
Accounts payable, accrued expenses and other liabilities	6,625	17,614
Deferred revenue	(2,532)	(7,773)

Net cash provided by operating activities	27,651	47,746

Cash Flow from Investing Activities:
Acquisitions	(3,771)	(3,228)
Capital expenditures	(32,558)	(38,423)
Additions to intangible assets	(4,822)	(6,151)
Increase in restricted cash	(1,043)	(67)

Net cash used in investing activities	(42,194)	(47,869)

Cash Flow from Financing Activities:
Borrowings under revolving credit agreement	61,158	—
Principal payments on borrowings under revolving credit agreement and other debt	(31,691)	(631)
Principal payments on term loan	(13,052)	(9,843)
Debt and equity issuance costs	(2,410)	(822)
Proceeds from issuance of common stock to employees	1,999	1,770
Proceeds from exercise of stock options by employees	766	51

Net cash provided by (used in) financing activities	16,770	(9,475)

Effect of exchange rate changes on cash and cash equivalents	175	200

Net increase (decrease) in cash and cash equivalents	2,402	(9,398)
Cash and cash equivalents, beginning of year	6,624	20,449

Cash and cash equivalents, end of period	$9,026	$11,051

Supplemental Cash Flow Information:
Cash paid for interest	$21,231	$19,657
Cash paid for income taxes	$283	$1,015
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
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. Subsequently, on September 19, 2010, the Company entered into an agreement (the “Merger Agreement”) with Safran SA (“Safran”) and Laser Acquisition Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Safran, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company is to be acquired by Safran in a merger transaction providing for shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. See Note 3 to our consolidated financial statements for additional information. Completion of the merger remains subject to certain conditions, including, among others, (i) the disposition of our SpecTal/McClendon and Advanced Concepts businesses as described below; (ii) approval of the merger transaction by our shareholders; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) termination or expiration of the Committee on Foreign Investment in the United States (“CFIUS”) review period pursuant to the Exon-Florio Provision of the Defense Production Act of 1950; (v) completion of the novation, termination or expiration of certain contracts; (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (vii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Safran and compliance by the Company and Safran with their respective obligations under the Merger Agreement; (viii) no law or government order prohibiting the merger; and (ix) other customary conditions.
     Also on September 19, 2010, the Company entered in a definitive agreement (the “BAE Purchase Agreement”) to sell SpecTal/McClendon and Advanced Concepts (the “Intel Business”) to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc. the U.S. affiliate of BAE Systems plc) for a purchase price of $295.8 million in cash (and approximately $7.2 million in assumed obligations), the net proceeds of which (as defined in the credit agreement) will be used to repay outstanding debt under the Company’s credit agreement. Completion of the sale remains subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting periods under the HSR Act; (ii) termination or expiration of the CFIUS review period; (iii) no Business Material Adverse Effect (as defined in the BAE Purchase Agreement) having occurred since the date of the BAE Purchase Agreement; (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and BAE and compliance by the Company and BAE with their respective obligations under the BAE Purchase Agreement; (v) the completion of certain actions in respect of organizational conflict of interest provisions under certain contracts of the Intel Business; (vi) no law or judgment prohibiting the sale and (vii) other customary conditions. The purchase price is subject to adjustment based upon the working capital of the Intel Business at closing.
     The accompanying financial statements reflect the impact of the sale of the Intel Business and approximately $11.2 million of costs incurred related to exploration of strategic alternatives in respect of the nine months ended September 30, 2010, of which $3.3 million is attributable to the Intel Business.
     The operating results related to the Intel Business have been reflected as discontinued operations for all periods presented. Unless otherwise noted, revenues and expenses in these Notes to Condensed Consolidated Financial Statements exclude amounts attributable to discontinued operations. The assets and liabilities have been included in assets held for sale and liabilities related to assets held for sale at September 30, 2010.
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

     Prior to September 19, 2010, the Services segment included Enrollment Services, SpecTal/McClendon and Advanced Concepts. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. SpecTal/McClendon and Advanced Concepts provide services to the national security and intelligence community, including information technology, engineering and analytics, and intelligence. As a result of accounting for SpecTal/McClendon and Advanced Concepts as discontinued operations, subsequent to September 19, 2010, the Services segment consists of the Enrollment Services operating segment and all prior period segment data have been revised accordingly.
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
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	September 30,	December 31,
	2010	2009
Assets:
Deferred financing costs	$1,693	$2,506
Investment in L-1 Operating	903,656	894,988

	$905,349	$897,494

Liabilities and equity:
Accrued interest	$2,466	$825
Deferred tax liability	5,200	5,200
Convertible debt	165,190	161,008

	172,856	167,033

Equity	732,493	730,461

	$905,349	$897,494

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on February 26, 2010. The condensed consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.

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
Revenue Recognition
     The Company derives its revenue from sales of solutions that include hardware components, consumables and software components and related maintenance, technical support, training and installation services integral to sales of hardware and software. The Company also derives revenues from sales of fingerprint based background check enrollment services and government security and information technologies services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine these products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 26, 2010. There have been no material changes to such policies.
Stock-Based Compensation
     L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. The following weighted average assumptions were utilized in the valuation of stock options in 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Expected common stock price volatility	55.0%	60.6%	56.2%	59.3%
Risk free interest rate	2.4%	3.9%	3.3%	3.9%
Expected life of options	6.3 Years	6.3 Years	6.3 Years	6.3 Years
Expected annual dividends	—	—	—	—
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
Computation of Net Income (Loss) per Share
     Basic net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of diluted shares outstanding during the period.
     The weighted average number of shares of common stock outstanding during 2009, includes 1.1 million shares issuable pursuant to the Series A Convertible Preferred Stock before their conversion into common stock. Restricted share awards are included in the calculation of weighted average shares outstanding beginning on the date of vesting. The impact of approximately 1.9 million and 1.5 million of common equivalent shares for the three and nine month periods ended September 30, 2010, respectively, and the impact of 1.1 million and 0.5 million common equivalent shares for three and nine month periods ended September 30, 2009, respectively, were not reflected in the net income (loss) attributable to L-1’s shareholders per share as their effect would be anti-dilutive.

     The Company calculates the effect of the Convertible Notes on diluted net income (loss) attributable to L-1’s shareholders per share utilizing the “as if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three and nine month periods ended September 30, 2010 and 2009, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of weighted average common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
     In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. The number of shares to be delivered under the contract is used to reduce weighted average basic and diluted shares outstanding for net income (loss) per share purposes.
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
3. DISCONTINUED OPERATIONS
On September 19, 2010, the Company has entered into an agreement to be acquired by Safran, in a merger transaction providing for L-1 shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. The Safran merger is conditioned on, among other things, the consummation of the BAE transaction described below.
Also on September 19, 2010, BAE agreed to acquire the stock and membership interests of the entities comprising the L-1 intelligence services businesses for a purchase price of approximately $295.8 million in cash and approximately $7.2 million of assumed obligations. These businesses include SpecTal, LLC, Advanced Concepts, Inc., and McClendon, LLC. The BAE transaction remains subject, among other conditions, to certain U.S. regulatory clearances, and is expected to close in the fourth quarter of 2010. The Company is required to use the net cash proceeds (as defined in the Company’s credit agreement) from the closing of the BAE transaction to repay a substantial portion of the Company’s indebtedness under its credit facility. The purchase price is subject to adjustment based on the Intel Business working capital at closing. It is expected that the sale of the intelligence services businesses will result in a gain which will be recorded upon consummation of the sale.

The Safran and BAE transactions are not subject to financing. The closing of the Safran merger is conditioned on the closing of the BAE transaction; however, the closing of the BAE transaction is not conditioned on the closing of the Safran merger.
The major classes of assets and liabilities that are included as part of the intelligence services business (and presented as held for sale at September 30, 2010) are included in the table below. The December 31, 2009 amounts have not been reclassified as assets held for sale. (in thousands)

	September 30,	December 31,
	2010	2009
Assets
Cash	$—	$370
Accounts receivable, net	34,335	40,319
Other current assets	1,446	2,291
Property and equipment, net	382	458
Goodwill and intangible assets, net	226,353	229,383
Other assets	124	124

Total current assets held for sale	$262,640	$272,945

Liabilities
Accounts payable and accrued expenses	$22,680	$23,250
Other current liabilities	894	34
Deferred tax liability	13,422	14,016
Other liabilities	5	44

Total current liabilities held for sale	$37,001	$37,344

The Company expects to recognize a gain on the sale of the Intel Business ranging from $40.0 million to $50.0 million pre-tax, depending on the net assets of the business at the date of closing.
A summary of the results of operations of the discontinued operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$54,877	$53,305	$164,610	$160,644
Cost of sales	38,956	37,803	117,148	113,795
Operating expenses	10,727	9,780	32,923	30,190

Operating income	5,194	5,722	14,539	16,659
Interest expense	6,169	8,013	17,956	20,851
Strategic alternative transaction costs	3,328	—	3,328	—
Other income (expense)	26	(65)	51	(111)

Loss before income taxes	(4,277)	(2,356)	(6,694)	(4,303)
Benefit for income taxes	1,672	689	2,240	1,596

Net loss from discontinued operations	$(2,605)	$(1,667)	$(4,454)	$(2,707)

Effective on September 19, 2010, the Company ceased recording depreciation and amortization of long-lived assets related to the discontinued operations. Included in discontinued operations is interest expense related to the estimated debt that is required to be repaid from the net proceeds of the sale of the business in accordance with the terms of our credit agreement. Interest has been allocated to discontinued operations based on the ratio that the estimated debt to be repaid bears to the total average debt outstanding during the period. Strategic alternative transaction costs attributed in discontinued operations represent costs incurred in connection with the sale of the Intel Business.

4. ADDITIONAL FINANCIAL INFORMATION
Inventory, net
     Inventory comprised the following as of September 30, 2010 and December 31, 2009, net of write downs of $2.7 million and $3.2 million, respectively (in thousands):

	September 30,	December 31,
	2010	2009
Purchased parts and materials	$25,359	$23,107
Work in progress	3,213	615
Inventoried contract costs	3,113	3,193
Finished goods	3,293	2,469

Total Inventory	$34,978	$29,384

Approximately $1.5 million and $2.1 million of inventory at September 30, 2010 and December 31, 2009, respectively, were held at customer sites.
Property and Equipment, net (in thousands):

	September 30,	December 31,
	2010	2009
System assets	$139,111	$92,753
Computer and office equipment	11,909	9,147
Machinery and equipment	22,965	23,107
Construction in progress	25,899	53,436
Leasehold improvements	8,032	7,652
Other — including tooling and demo equipment	4,596	4,234

	212,512	190,329
Less, accumulated depreciation	90,414	74,829

Property and equipment, net	$122,098	$115,500

At September 30, 2010, property and equipment of $0.4 million, net of accumulated depreciation of $0.9 million was included in assets held for sale in the accompanying balance sheet.
Capital expenditures for the nine months ended September 30, 2010 and 2009 aggregated $32.6 million and $38.4 million, respectively, and include capitalized interest for the three and nine months ended September 30, 2010 and 2009 of $0.4 million and $1.5 million and $0.4 million and $1.0 million, respectively. These expenditures are principally related to the Solutions segment.
Depreciation expense on property and equipment for the three and nine months ended September 30, 2010 and 2009 was $7.5 million and $20.5 million and $5.6 million and $17.1 million. Approximately, $0.1 million and $0.2 million and $0.1 million and $0.2 million of depreciation expense for the three and nine months ended September 30, 2010 and 2009, respectively, has been included in discontinued operations.

During the third quarter of 2010, the Company and the operator of the restarted Registered Traveler program were unable to negotiate mutually acceptable terms related to the Company’s participation in the program. Accordingly, the Company determined that the assets designated for the program were impaired and recorded an impairment of $2.9 million.
The following table presents depreciation and amortization expense excluding amortization of acquisition related intangible assets, but including amortization of other intangible assets, as reflected in continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Cost of revenues	$7,525	$5,652	$20,590	$16,847
Sales and marketing	88	76	272	212
Research and development	175	110	438	317
General and administrative	991	884	2,972	2,477

	$8,779	$6,722	$24,272	$19,853

Goodwill (in thousands):
The following summarizes the activity in goodwill for the nine months ended September 30, 2010:

	Solutions	Services	Total
Balance, January 1, 2010	$626,499	$263,315	$889,814
Reclassification to assets held for sale	—	(188,589)	(188,589)
Currency translation adjustments	(587)	130	(457)

Balance, September 30, 2010	$625,912	$74,856	$700,768

As of September 30, 2010, approximately $149.0 million of goodwill was deductible for income tax purposes, of which $101.0 million is included in assets held for sale. Goodwill reflects accumulated impairment charges of approximately $430.0 million as a result of the charge recorded in 2008, principally related to the Solutions segment.
Intangible Assets, net (in thousands):
Intangible assets, net comprise the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$16,407	$(6,931)	$14,425	$(4,853)
Core technology	340	(130)	340	(79)
Trade names, trademarks and other	1,176	(688)	7,263	(2,269)
Customer contracts and relationships	56,163	(21,404)	104,063	(31,382)

	74,086	(29,153)	126,091	(38,583)
Other intangible assets	26,934	(10,094)	23,591	(8,724)

	$101,020	$(39,247)	$149,682	$(47,307)

At September 30, 2010, intangible assets of $37.8 million, net of accumulated amortization of $16.4 million was included in assets held for sale in the accompanying balance sheet. As of September 30, 2010, approximately $60.3 million of intangible assets, net were deductible for income tax purposes, of which $27.7 million are included in assets held for sale.
Amortization of acquisition related intangible assets for the three and nine months ended September 30, 2010 and 2009, was $1.3 million and $3.9 million and $1.3 million and $4.1 million, respectively. Other intangible asset amortization excluding acquisition related amortization was $1.3 million and $3.8 million and $1.1 million and $2.7 million for the three and nine months ended September 30, 2010 and 2009, respectively. Approximately, $0.8 million and $3.0 million of amortization of acquisition related intangible assets for the three and nine months ended September 30, 2010 and $1.1 million and $3.3 million for the three and nine months ended September 30, 2009, respectively, are included in discontinued operations.
The following summarizes amortization of acquisition related intangible assets included in the continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Cost of revenues	$1,334	$1,260	$3,894	$4,094

Amortization of acquisition related intangible assets used in continuing operations for the current and subsequent four years and thereafter is as follows: $1.3 million, $4.9 million, $4.2 million, $3.8 million, $2.0 million, and $28.7 million, respectively.
Financial Instruments
The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on market transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and L-1’s current credit worthiness. The recorded and estimated fair values are as follows for September 30, 2010 (in thousands):

	Assets (Liabilities)
	Recorded	At
	amount at	Fair Value
	September 30,	September 30,
	2010	2010
Accounts Receivable	$89,596	$89,596
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements and Foreign Currency Forward Contracts	(86,361)	(86,361)
Other Current Liabilities	(7,275)	(7,275)
Term Loans	(266,655)	(269,355)
Revolving Credit Facility	(35,000)	(35,000)
Convertible Notes	(165,190)	(174,781)
Other Debt	(1,222)	(1,122)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	(4)	(4)
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(1,668)	(1,668)
Derivatives
The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at September 30, 2010, has no derivatives that are designated as fair value hedges.
Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
At September 30, 2010, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $0.6 million. At December 31, 2009, the Company had outstanding foreign currency contracts denominated in Japanese Yen aggregating $1.8 million.
The following summarizes certain information regarding the Company’s derivative financial instruments (in thousands):

		Fair Value at
	Balance Sheet Caption	September 30, 2010	December 31, 2009
Interest rate protection agreements	Accounts Payable/Accrued Expenses	$(1,668)	$(1,896)
The following summarizes certain information regarding the Company’s derivatives which have been designated and are effective as cash flow hedges (in thousands):

		Gain (loss) reclassified from
		OCI to Income Statement
	Recognized	Three Months	Three Months	Nine Months	Nine Months
	In OCI at	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest rate protection agreements	$(578)	$(133)	$(133)	$(400)	$(356)
Foreign currency contracts	—	—	$4	—	$37
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

		Amounts of Gain (Loss) Recognized in Income
		Statement
		Three Months	Three Months	Nine Months	Nine Months
	Income Statement	Ended	Ended	Ended	Ended
	Caption	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest rate protection agreements	Interest Expense	$99	$(750)	$228	$(518)
Foreign currency forward contracts	Other Expense, net	$(39)	—	$(85)	—

Products and Services Revenues:
The following provides details of the products and services revenues included in continuing operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Services:
U.S. Federal government services	$6,539	$8,103	$19,938	$27,441
State and local government services	24,900	22,654	69,006	57,085

Total Services	31,439	30,757	88,944	84,526

Solutions:
State and local government solutions	33,497	30,622	91,585	88,992
Hardware and consumables	18,297	31,492	58,661	86,411
Software, licensing fees and other	29,198	17,618	58,282	45,671
Maintenance	8,581	8,744	26,137	24,536

Total Solutions	89,573	88,476	234,665	245,610

Total Revenues	$121,012	$119,233	$323,609	$330,136

     Services revenues included in continuing operations represent revenues from enrollment services contracts for which the Company is compensated based on volume of enrollments performed. Solutions revenues comprise revenues from the delivery of consumables and equipment, as well as hardware, software and systems that include related services, primarily maintenance, bundled with the related product deliverables. Because the product functionality is the primary deliverable for the customer, we have included the total revenues from these arrangements in solutions revenues. Solutions revenues also include revenues related to driver’s license production contracts for which we provide systems and maintenance, produce the licenses and are compensated in one all inclusive price per license as the licenses are produced.
Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income (loss)	$(9,175)	$1,372	$(19,412)	$(3,658)
Changes in accumulated comprehensive income (loss)	1,611	963	(52)	1,769

Comprehensive income (loss)	$(7,564)	$2,335	$(19,464)	$(1,889)

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
     Contemporaneously with the execution of the Merger Agreement described above, on September 19, 2010, Mr. LaPenta, Chairman, President and Chief Executive Officer of the Company, and Aston, entered into a voting and support agreement with Safran and Merger Sub. Pursuant to the voting and support agreement, Mr. LaPenta and Aston agreed, among other things, to vote their shares of our common stock in favor of the adoption of the Merger Agreement and approval of the merger, unless the Company’s board of directors changes its recommendation of the merger to shareholders (in which case, Mr. LaPenta and Aston may vote for or against the merger).

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
     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction with AFIX at that point in time. Receivables from AFIX at September 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Sales to AFIX for the three and nine month period ended September 30, 2010 were less than $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.1 million for the same period in the prior year.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company reimburses L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three and nine months ended September 30, 2010, the Company incurred costs of $0.2 million and $0.5 million, respectively, and $0.2 million and $0.6 million for the same period in the prior year, related to the sublease agreement.
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
     As a condition to the closing of the 2006 merger between the Company and Identix Incorporated (“Identix”), the Company and L-1 Investment Partners LLC entered into a Termination and Noncompete Agreement which, among other things, (1) terminated all arrangements whereby L-1 Investment Partners LLC and its affiliates provided financial, advisory, administrative or other services to the Company or its affiliates, and (2) prohibits L-1 Investment Partners LLC and its affiliates from engaging or assisting any person that competes directly or indirectly with the Company in the business of biometric, credentialing and ID management business anywhere in the United States or anywhere else in the world where the Company does business, or plans to do business or is actively evaluating doing business during the restricted period; provided however that the foregoing does not restrict L-1 Investment Partners LLC and its affiliates from retaining its investment in and advising AFIX Technologies, Inc. The restricted period runs co-terminously with the term of Mr. LaPenta’s employment agreement with the Company, dated as of August 29, 2006, and for a twelve month period following the expiration of the term of Mr. LaPenta’s employment agreement. On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development.
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty costs incurred for the three and nine months ended September 30, 2010 amounted to approximately less than $0.1 million and $0.1 million, respectively, and less than $0.1 million for the same periods in the prior year.

     On February 26 and February 28, 2010, the Company entered into an engagement letter with each of Goldman Sachs & Co. (“Goldman”) and Stone Key Partners LLC and Hudson Partners Securities LLC (“Stone Key”), pursuant to which they are acting as financial advisors to the Company in connection with the Company’s exploration of strategic alternatives to enhance shareholder value. Both Goldman and Stone Key were selected after a competitive evaluation process involving multiple prospective advisors. In connection with their respective engagements, Goldman and Stone Key are entitled to receive customary fees from the Company. These fees, a substantial portion of which are payable in the event a transaction or transactions are consummated, would be allocated approximately 58% to Goldman and 42% to Stone Key. The aggregate transaction fee payable to the advisors would be 1.2% of the transaction value of which 15% was earned upon the delivery of the fairness opinions and the signing of a definitive transaction agreements, which occurred on September 19, 2010. Accordingly, the Company recorded aggregate liabilities for transaction fees and expenses of $3.0 million of which $1.3 million is due to Stone Key. The remainder would be earned upon closing of the Safran and BAE transactions. In addition, Stone Key would be entitled to a reduced fee if the Company receives a “break up” fee or similar payment in connection with the termination of a signed transaction agreement. Similar features apply to the Goldman engagement fee structure and the Company believes such arrangements are customary. Upon successful completion of the merger transaction with Safran described above, the Company will pay Stone Key and Goldman estimated aggregate transaction fees of $18.9 million of which $7.9 million is payable to Stone Key.
     Michael J. Urfirer, is a co-owner and co-founder of Stone Key’s parent company, is Co-Chairman and Co-CEO of Stone Key, and is also the husband of Doni L. Fordyce, our Executive Vice President of Corporate Communications. Mr. Urfirer has confirmed to the Company that he has no specific interest in any fees paid to Stone Key attributable to his status as co-owner of Stone Key and its affiliates or otherwise. He will not receive any commission, direct participation or similar payment in connection with Stone Key’s receipt of any fees. In his capacity as an employee of Stone Key’s parent company, Stone Key Group LLC (SKG), Mr. Urfirer receives a salary from SKG which is not based on fees. In addition, in his capacity as the holder of an interest in SKG, Mr. Urfirer is entitled to a percentage of SKG’s profits. The profits interest in SKG held by Mr. Urfirer is not a fixed percentage and will vary based on the revenues and expenses of SKG, the operation of payment priorities in SKG’s LLC Agreement and potential future dilution. Under certain scenarios, Mr. Urfirer’s interest in SKG’s 2010 profits could be equal to but will in no event exceed 50% and therefore, Mr. Urfirer’s share of the fee could approximate $4.0 million, before considering related operating costs and expenses.
     Mr. Urfirer and Stone Key’s other Co-Chairman and Co-CEO hold personal investments in Aston Capital Partners, L.P. as minority limited partners. Certain of our executive officers, including Mr. LaPenta, Mr. DePalma, Mr. Paresi and Ms. Fordyce, control Aston Capital Partners, L.P. through their ownership interest in the general partner.
6. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
$175.0 million aggregate principal amount 3.75 percent Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreement	35,000	4,868
Borrowings under term loan	269,005	282,056
Capital leases and other	1,222	1,611

	480,227	463,535

Less: Unamortized discount on convertible notes	9,811	13,991
Less: Unamortized original issue discount on term loan	2,350	3,178
Less: Current portion of long-term debt	268,262	27,062

	$199,804	$419,304

     Pursuant to the terms of the Credit Agreement, as amended, as described below, the Company is required to use the Net Cash Proceeds (as defined) from the sale the Intel Business to BAE to reduce amounts borrowed under the Credit Agreement first in reduction to the Term Loans and next in reduction of revolving loans. The estimated Net Cash Proceeds, as defined, approximate $270.0 million which exceeds the aggregate principal amounts of the Term Loans as of September 30, 2010. Because the related assets held for sale and corresponding liabilities are included in current assets and liabilities the total amount outstanding under the Term Loans, of $269.0 million, net of original discount and $1.0 million of borrowings under the revolving credit facility has been included in current liabilities. The related deferred financing costs are included in other assets. It is expected that upon this mandatory prepayment of the Term Loans, the Company will record a loss on the settlement of the debt.

     Excluding the effect of the mandatory prepayment described above, scheduled principal payments on long-term debt and financing arrangements for the subsequent four years are as follows: $43.6 million, $34.0 million, $402.5 million and $0.1 million. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par in 2012. The repayment schedule assumes that it will be repaid in 2012. The Term Loan’s final maturity date is 2013, but must be repaid prior to the repayment of the Convertible Notes. Accordingly, the repayment schedules reflect the repayment in 2012.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of September 30, 2010, the Company has approximately $92.0 million available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $136.5 million at September 30, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $132.5 million at September 30, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $35.0 million of borrowings and $8.0 million of letters of credit that were outstanding under the revolving credit facility, respectively, at September 30, 2010.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At September 30, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.
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

     On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extends the time period during which previously modified financial covenants will apply under the Credit Agreement, subject to the Company entering into definitive agreements providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review by September 30, 2010, which the Company executed on September 19, 2010. The Third Amendment provides that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio shall return to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter. At September 30, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.00:1.00 and the Consolidated Leverage Ratio was 3.25:1.00; accordingly the Company was in compliance with the modified financial covenants.
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
     The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price the Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company. In connection with the Safran merger, the Company is required to deliver a conversion price notice no later than 35 days prior to the anticipated closing date. It is expected that the conversion price will be equal to the base conversion price. The Notes will not become convertible into shares of Safran in connection with the merger.
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
     Upon consummation of any share exchange, consolidation or merger of L-1 pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of L-1’s and L-1’s subsidiaries’ assets, taken as a whole, to any person other than one of its subsidiaries, the holders of the Convertible Notes can convert the Notes or require the Company to repurchase all outstanding debt at a purchase price equal to 100 percent of the principal amount plus accrued and unpaid interest. It is expected that the holder of the Notes will exercise their rights to require the Company to purchase the Notes upon closing of the consummation of the merger of the Company with Safran.

7. EQUITY
Warrants
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of September 30, 2010, 141,900 warrants were vested of which 17,738 have been exercised, and 236,500 remain unvested. Subsequently, in October 2010, an additional 109,972 warrants were exercised. The warrants expire in 2014.
Pre-paid Forward Contract
     In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. The fair value of the obligation (which is equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control (which would include the consummation of the merger with Safran).
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
8. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
The following table summarizes the stock option activity from January 1, 2010 through September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2010	8,091,652	$13.56
Granted	38,500	8.09
Exercised	(207,242)	3.70
Canceled/expired/forfeited	(704,118)	18.99

Outstanding at September 30, 2010	7,218,792	$13.29	5.99	$9,875,494

Vested or expected to vest at September 30, 2010	5,637,877	$13.29	5.99	$7,712,761

Exercisable at September 30, 2010	5,228,456	$14.05	5.22	$4,616,590

Under the terms of the merger agreement with Safran SA, all options and restricted stock will vest at closing of the sale. The aggregate unearned compensation cost of unvested options outstanding as of September 30, 2010, was $10.4 million and will be amortized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0.9 million and $1.3 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
For the nine month period ending September 30, 2010, the Company awarded 419,787 shares of restricted stock to officers, directors and employees and had total outstanding restricted stock awards of 1,531,189 as of September 30, 2010. The restricted stock vests over four years and the weighted average grant date fair value was $7.40 at September 30, 2010. At September 30, 2010, approximately 1,196,000 shares are expected to vest. Unearned compensation related to restricted stock that is expected to vest approximated $6.3 million at September 30, 2010. Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.
Stock-based compensation expense was $3.8 million and $11.2 million and $3.4 million and $9.7 million for the three and nine months ended September 30, 2010 and 2009, respectively, and includes compensation expense related to restricted stock, stock options, employee purchases under the stock purchase plan, and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. Approximately, $2.0 million and $6.8 million of stock-based compensation expense for the three and nine months ended September 30, 2010, respectively, and $2.0 million and $6.5 million for the three and nine months ended September 30, 2009, respectively, are included in discontinued operations. The following table presents stock-based compensation expense included in continuing operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Cost of Revenues	$306	$214	$796	$686
Research and Development	419	402	1,233	1,369
Sales and Marketing	564	595	1,375	1,553
General and Administrative	2,552	2,157	7,836	6,121

	$3,841	$3,368	$11,240	$9,729

9. LITIGATION
Putative Shareholder Class Action Litigation
     The Company has been named as a defendant in five putative shareholder class actions filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk at Stamford, arising out of the proposed transactions with Safran and BAE pursuant to the Merger Agreement and BAE Purchase Agreement. The actions are captioned: Michael Palma v. Robert LaPenta et al., CV-10-6006781-S (Conn. Super. Ct.), Barry P. Kranz, Jr. v. L-1 Identity Solutions et al., CV-10-6006760-S (Conn. Super. Ct.), Michael Matteo v. L-1 Identity Solutions et al., CV-10-6006759-S (Conn. Super. Ct.), Dart Seasonal Products Retirement Plan v. L-1 Identity Solutions et al., CV-10-6006835-S (Conn. Super. Ct.), and George F. Chrisman v. Robert LaPenta et al., CV-10-6006886-S (Conn. Super. Ct.) (collectively, the “Shareholder Actions”).
     The plaintiffs in the Shareholder Actions generally allege the members of the L-1 Board of Directors and certain officers of the Company breached their fiduciary duties to shareholders by, among other things, allegedly failing to receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to certain terms in the proposed merger agreement with Safran that allegedly discourage competing offers from other potential bidders and/or benefit defendants. The Shareholder Actions generally allege that the Company aided and abetted these alleged breaches of fiduciary duty. Certain of the suits also allege claims against Safran, Merger Sub, BAE and BAE Systems, Inc. (the parent entity to BAE and the U.S. affiliate of BAE Systems plc) for aiding and abetting the foregoing alleged breaches of fiduciary duty. The Shareholder Actions generally seek preliminary and permanent relief, including, among other things, permission to proceed as a class action, declaratory relief declaring that defendants have breached their fiduciary duties, an injunction enjoining the transactions contemplated by the Merger Agreement and BAE Purchase Agreement, recessionary damages in the event that the Transactions are consummated, costs and attorneys’ and experts’ fees.

     The Company believes the lawsuits are without merit and intends to vigorously defend against them. As of the date of this Form 10-Q, the Company’s time to respond to the complaints has not yet expired.
Old Digimarc Litigation
     In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.
     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Dig marc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Dig marc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. Subsequent addenda to these tolling agreements extended the tolling period through August 27, 2010. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance.
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. On August 26, 2010, based on the expiration of the tolling period stated in the tolling agreements with the individual officers and directors, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval were filed by six groups of appellants. In October 2010, four of the groups of appellants withdrew their appeals with prejudice. Briefing on the remaining two appeals is ongoing.
     On October 10, 2007, an Old Digimarc shareholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant.

Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above. On March 12, 2009, after considering motions to dismiss, one filed by thirty moving issuers and the other filed by the underwriters, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The final appellate brief was filed on November 17, 2009; and oral argument was heard by the Ninth Circuit Court of Appeals on October 5, 2010. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.
Patent Litigation
     On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 regarding the making, using, offering for sale and selling of ID cards, including drivers’ licenses. On August 19, 2010, the Company filed an amended answer to the complaint, which contained counterclaims for declaratory judgment against the plaintiff. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.
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
10. INCOME TAXES
For the nine months ended September 30, 2010 and 2009 the tax benefit from continuing operations was $4.1 million and a provision of $0.2 million, respectively and the pre-tax loss was $19.0 million and $0.8 million, respectively. The tax benefit from discontinued operations for the nine months ended September 30, 2010 and 2009 was $2.2 million and $1.6 million, respectively. The tax benefit was allocated between continued and discontinued operations by first calculating the provision on a consolidated basis including discontinuing operations and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.
The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 34% and 39% for the nine months ended September 30, 2010 and 2009. The provision for the nine months ended September 30, 2010 also reflects the impact of the discrete items, (including certain transactions costs associated with the sale of the Company), which are not deductible for federal income tax purposes.
In connection with the sale of the Intel Business, the Company expects to recognize a significant gain for financial and tax reporting purposes, which is estimated to result in a current tax liability of approximately $20.0 million. The tax effects of the sale will be reflected as discrete items in the period during which the sale is consummated.
11. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
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

The Services reportable segment provides finger-print based background checks enrollment services to government, civil, and commercial customers. The following segment information has been retroactively adjusted to reflect the SpecTal/McClendon and Advanced Concepts operating segments as discontinued operations effective September 19, 2010. The Company measures segment performance primarily based on revenues and operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Solutions:
Revenues	$89,573	$88,476	$234,665	$245,610
Operating Income (Loss)	(2,238)	7,768	(3,015)	8,607
Depreciation and Amortization Expense	9,142	7,274	25,310	22,043
Services:
Revenues	31,439	30,757	88,944	84,526
Operating Income (Loss)	(1,625)	537	(3,034)	1,522
Depreciation and Amortization Expense	971	708	2,856	1,904
Consolidated:
Revenues	$121,012	$119,233	$323,609	$330,136
Operating Income (Loss)	(3,863)	8,305	(6,049)	10,129
Depreciation and Amortization Expense	10,113	7,982	28,166	23,947
Total assets and goodwill by segment as (in thousands):

	As of September 30, 2010
	Total	Goodwill
Solutions	$920,037	$625,912
Services	100,139	74,856
Corporate	341,391	—

	$1,361,567	$700,768

Corporate assets consist primarily of assets held for sale, cash and cash equivalents, deferred financing costs and net deferred tax assets.
Revenues by market are as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Federal	$40,181	$56,489	$109,429	$138,409
State and Local	74,024	58,119	195,821	176,721
Commercial/Emerging Markets	6,807	4,625	18,359	15,006

	$121,012	$119,233	$323,609	$330,136

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, and Markham, Canada. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic areas (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
United States	$108,129	$103,239	$282,988	$285,831
Rest of the World	12,883	15,994	40,621	44,305

	$121,012	$119,233	$323,609	$330,136

For the three and nine months ended September 30, 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 33 percent and 34 percent of consolidated revenues, respectively. For the three and nine months ended September 30, 2009, U.S. Federal Government agencies, directly or indirectly accounted for 47 percent and 42 percent of consolidated revenues, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
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
     Prior to September 30, 2010, the Services segment includes Enrollment Services, SpecTal/McClendon and Advanced Concepts. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. SpecTal/McClendon and Advanced Concepts provide services to the national security and intelligence community in the U.S. today, including information technology, engineering and analytics, and intelligence. Subsequent to September 30, 2010, the Services segment consists of the Enrollment Services operating segment. SpecTal/McClendon and Advanced Concepts are now accounted as discontinued operations.
     The Company evaluates businesses and their management primarily through financial metrics including revenues, operating income (loss) and Adjusted EBITDA (earnings before interest expense-net, depreciation and amortization, stock- based compensation expense, asset impairments and provision (benefit) for income taxes).
Pending Transactions
     In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. Subsequently, on September 19, 2010, the Company entered into an agreement (the “Merger Agreement”) with Safran SA (“Safran”) and Laser Acquisition Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Safran, pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company is to be acquired by Safran in a merger transaction providing for shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. See Note 3 to our consolidated financial statements for additional information. Completion of the merger remains subject to certain conditions, including, among others (i) the disposition of our SpecTal/McClendon and Advanced Concepts businesses as described below; (ii) approval of the merger transaction by our shareholders; (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) termination or expiration of the Committee on Foreign Investment in the United States (“CFIUS”) review period pursuant to the Exon-Florio Provision of the Defense Production Act of 1950; (v) completion of the novation, termination or expiration of certain contracts; (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (vii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Safran and compliance by the Company and Safran with their respective obligations under the Merger Agreement; (viii) no law or government order prohibiting the merger; and (ix) other customary conditions.
     Also on September 19, 2010, the Company entered in a definitive agreement (the “BAE Purchase Agreement”) to sell SpecTal/McClendon and Advanced Concepts (the “Intel Business”) to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc) for a purchase price of $295.8 million in cash (and approximately $7.2 million in assumed obligations), the net proceeds of which (as defined in the credit agreement) will be used to repay outstanding debt under the Company’s credit agreement.

Completion of the sale remains subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting periods under the HSR Act; (ii) termination or expiration of the CFIUS review period; (iii) no Business Material Adverse Effect (as defined in the BAE Purchase Agreement) having occurred since the date of the BAE Purchase Agreement; (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and BAE and compliance by the Company and BAE with their respective obligations under the BAE Purchase Agreement; (v) the completion of certain actions in respect of organizational conflict of interest provisions under certain contracts of the business; (vi) no law or judgment prohibiting the sale and (vii) other customary conditions. The purchase price is subject to adjustment based on the working capital of the Intel Business at closing.
Business Trends
     In the last two years management considered the following factors, among others in evaluating its financial condition and operating results:
•	Our Biometrics operating segment, while having significant growth opportunities, may be subject to the lengthy sales cycles involved in large government procurements domestically and internationally. For example, during 2009 and 2010 the Company experienced a delay regarding the sale of an increased capacity license relating to a sole source program. A portion of the capacity license was delivered in the second quarter of 2010 with the remainder being delivered in the third quarter of 2010. In recent months, the division has expanded its marketing and proposal efforts outside the United States.

•	Our Secure Credentialing operating segment has been successful in winning large competitive credentialing contracts and continues to have significant opportunities in assisting US DMVs with cost effective and efficient programs. International new awards can be subject to lengthy sales cycles and delays, as recently has been the case in connection with certain programs in Africa and South America.

•	We have been awarded 20 out of 24 competitive driver license contracts and contract extensions since January 1, 2009, which will result in significant revenue increases over the term of the contracts once the systems are implemented. These secure solutions require up front capital expenditures before such revenue increases are realized. Capital expenditures, which are primarily related to the secure credentialing business, aggregated approximately $55.0 million in 2009 and are expected to be in the range of $40.0 million to $45.0 million in 2010. We expect that there will be a decline in capital expenditures in 2011 as the majority of our recently awarded driver’s license contracts will be implemented.

•	Our Intel Business which is included in discontinued operations has grown its revenues despite the publicly announced goal of certain agencies in the intelligence community to reduce reliance on outside contractors.

•	Our existing credit agreement which was executed in August 2008 in the midst of the severe global economic crisis contains certain restrictions, principal repayment schedules and financial covenants that are significantly more restrictive than those prevailing in the current lending environment. In 2009 and 2010, we amended the credit agreement to reduce the principal payments on a permanent basis, and recently modified certain financial covenants to provide for significant operating flexibility as we continue to operate the businesses pending completion of the sale transactions with Safran and BAE. We will be required to use the proceeds from the sale of our Intel Business to pay down outstanding debt under the credit agreement.

•	While we have grown significantly though acquisitions, we have not consummated any acquisitions since the August 2008 acquisition of the secure ID systems business of Digimarc, as we have focused on growing the existing business to improve our liquidity and completing our strategic alternative process.
     The results of operations of the Company have been impacted by the considerations described above. Additional specific events that directly impacted the financial condition, results of operations and cash flows are discussed in the Consolidated Results of Operations and Liquidity and Capital Resources sections.

     Revenues from continuing operations, increased to $121.0 million and decreased to $323.6 million for the three and nine months ended September 30, 2010, from $119.2 million and $330.1 million for the three and nine months ended September 30, 2009, respectively. L-1’s net loss from continuing operations for the three and nine months ended September 30, 2010 was $6.6 million and $15.0 million, compared to a net income from continuing operations of $3.0 million and a net loss of $1.0 million for the three and nine months ended September 30, 2009. The net loss from continuing operations in 2010 includes a pre-tax impairment charge of $2.9 million related to Registered Traveler program and pre-tax charges of $6.1 million and $7.9 million for the three and nine months ended September 30, 2010, respectively, of direct costs related to the strategic alternative process that resulted in executing definitive agreements to sell the Company. In addition $3.3 million of strategic alternative costs are included in discontinued operations.
     The net loss from discontinued operations for the three and nine months ended September 30, 2010 was $2.6 million and $4.5 million, respectively, compared to a corresponding net loss of $1.7 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. In the fourth quarter of 2010, the Company expects to recognize a pre-tax gain on the sale between $40.0 million and $50.0 million, depending on the net carrying amount of the discontinued business at the closing of the sale of the Intel Business.
Consolidated Adjusted EBITDA
     L-1 uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss): interest-net, income taxes, depreciation and amortization, goodwill and long-lived asset impairments and stock-based compensation, including retirement plan contributions settled, or to be settled, in common stock. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes Adjusted EBITDA is useful to help investors analyze the operating trends of the business and to assess the relative underlying performance of businesses with different capital and tax structures. Management also believes that Adjusted EBITDA provides an additional tool for investors to use in comparing L-1’s financial results with other companies in the industry, many of which also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization and depreciation, stock-based compensation expense, goodwill and long-lived asset impairments as well as non-operating charges for interest-net and income taxes, investors can evaluate L-1’s operations and can compare L-1’s results on a more consistent basis to the results of other companies. Management uses Adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, evaluate performance of L-1’s business units and management, and to assess compliance with financial debt covenants.
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
     A reconciliation of GAAP net income (loss) to Adjusted EBITDA (including both continuing and discontinued operations) follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss)	$(9,175)	$1,372	$(19,412)	$(3,658)
Provision (Benefit) for Income Taxes	(3,571)	817	(6,318)	(1,428)
Interest, net	10,547	11,668	30,529	31,602
Stock-Based Compensation Costs	5,814	5,328	18,008	16,225
Asset Impairment Charge	2,915	—	2,915	—
Depreciation and Amortization	10,997	9,127	31,350	27,411

Consolidated Adjusted EBITDA	$17,527	$28,312	$57,072	$70,152

REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
L-1 operates in two reportable segments, the Solutions segment and the Services segment. The following information has been retroactively adjusted to report the SpecTal/McClendon and Advance Concepts operating segments as discontinued operations. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA. Operating results by segment, including allocation of corporate expenses, for the three and nine months ended September 30, 2010 and 2009, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Solutions:
Revenues	$89,573	$88,476	$234,665	$245,610
Operating Income (Loss)	(2,238)	7,768	(3,015)	8,607
Depreciation and Amortization Expense	9,142	7,274	25,310	22,043
Adjusted EBITDA	11,062	15,701	31,587	38,077
Services:
Revenues	31,439	30,757	88,944	84,526
Operating Income (Loss)	(1,625)	537	(3,034)	1,522
Depreciation and Amortization Expense	971	708	2,856	1,904
Adjusted EBITDA	(879)	1,196	(200)	4,065
Consolidated:
Revenues	121,012	119,233	323,609	330,136
Operating Income (Loss)	(3,863)	8,305	(6,049)	10,129
Depreciation and Amortization Expense	10,113	7,982	28,166	23,947
Adjusted EBITDA	$10,183	$16,897	$31,387	$42,142
Revenues by market for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Federal	$40,181	$56,489	$109,429	$138,409
State and Local	74,024	58,119	195,821	176,721
Commercial/Emerging Markets	6,807	4,625	18,359	15,006

	$121,012	$119,233	$323,609	$330,136

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
United States	$108,129	$103,239	$282,988	$285,831
Rest of the World	12,883	15,994	40,621	44,305

	$121,012	$119,233	$323,609	$330,136

For the three and nine months ended September 30, 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 33 percent and 34 percent of consolidated revenues, respectively. For the three and nine month periods ended September 30, 2009, U.S. Federal Government agencies, directly or indirectly accounted for 47 percent and 42 percent of consolidated revenues, respectively. Accounts receivable from U.S. government agencies amounted to $11.2 million and $17.2 million at September 30, 2010 and 2009, respectively.
DISCONTINUED OPERATIONS

Effective with the quarter ended September 30, 2010, the Intel Business has been presented as discontinued operations. The following table summarizes operating data related to discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$54,877	$53,305	$164,610	$160,644
Cost of sales	38,956	37,803	117,148	113,795
Operating expenses	10,727	9,780	32,923	30,190

Operating income	5,194	5,722	14,539	16,659
Interest expense	6,169	8,013	17,956	20,851
Strategic alternative transactions costs	3,328	—	3,328	—
Other income (expense)	26	(65)	51	(111)

Loss before income taxes	(4,277)	(2,356)	(6,694)	(4,303)
Benefit for income taxes	1,672	689	2,240	1,596

Net loss from discontinued operations	$(2,605)	$(1,667)	$(4,454)	$(2,707)

Revenues from discontinued operations increased by $1.6 million and $4.0 million in the three and nine months ended September 30, 2010, respectively, as compared to the corresponding period in the previous year and reflects the impact of competitive pressures and the goal of certain agencies in the intelligence community to reduce reliance on subcontractors. Operating margins were 9.5 percent and 10.7 percent for the three months ended September 30, 2010 and 2009, respectively, and 8.8 percent and 10.4 percent for the nine months ended September 30, 2010 and 2009 and reflect increased bid and proposal costs in 2010.
Interest expense represents costs incurred in connection with the debt required to be repaid from the proceeds from the sale of the discontinued operations. Strategic alternative transaction costs represent costs incurred to date in connection with the sale of the Intel Business.
CONTINUING OPERATIONS
Revenues (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$121,012	$119,233	$323,609	$330,136

Revenues increased to approximately $121.0 million for the three months ended September 30, 2010 compared to approximately $119.2 million for the three months ended September 30, 2009, representing an increase of $1.8 million. Revenues decreased to approximately $323.6 million for the nine months ended September 30, 2010 compared to approximately $330.1 million for the nine months ended September 30, 2009, representing a decrease of $6.5 million. Revenues increased due to higher sales of capacity licenses of approximately $5.9 million and $6.7 million for the three and nine months ended September 30, 2010, respectively, as well as higher volumes in our enrollment services businesses and revenue growth in our state drivers licenses contracts. These increases were offset by lower HIIDE and Passcard shipments for both the three and nine month periods, compared to the corresponding periods in the prior year.
Products and Services Revenues:
The following represents details the revenues attributable to products and services for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Services:
U.S. Federal government services	$6,539	$8,103	$19,938	$27,441
State and local government services	24,900	22,654	69,006	57,085

Total Services	31,439	30,757	88,944	84,526

Solutions:
State and local government solutions	33,497	30,622	91,585	88,992
Hardware and consumables	18,297	31,492	58,661	86,411
Software, licensing fees and other	29,198	17,618	58,282	45,671
Maintenance	8,581	8,744	26,137	24,536

Total Solutions	89,573	88,476	234,665	245,610

Total Revenues	$121,012	$119,233	$323,609	$330,136

     Services revenues included in continuing operations represent revenues from enrollment services contracts for which the Company is compensated based on volume of enrollments performed. Solutions revenues comprise revenues from the delivery of consumables and equipment, as well as hardware, software and systems that include related services, primarily maintenance bundled with the related product deliverables. Because the product functionality is the primary deliverable for the customer, we have included the total revenues from these arrangements in solutions revenues. Solutions revenues also include revenues related to driver’s license production contracts for which we provide systems and maintenance, produce the licenses and are compensated in one all inclusive price per license as the licenses are produced.
Cost of Revenues and Gross Margin (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Cost of revenues, excluding items noted below	$74,468	$72,614	$206,357	$207,993
Depreciation and amortization expense	7,525	5,652	20,590	16,847
Amortization of acquired intangible assets	1,334	1,260	3,894	4,094
Stock-based compensation	306	214	796	686

Total cost of revenues	$83,633	$79,740	$231,637	$229,620

Gross profit	$37,379	$39,493	$91,972	$100,516

Gross margin	31%	33%	28%	30%

Cost of revenues increased by $3.9 million and $2.0 million for the three and nine months ended September 30, 2010, respectively, compared to the prior year. The increase in the three and nine month periods reflects the impact of increased volumes of enrollment services and drivers license revenues, offset by lower Passcard and HIIDE shipments. Margins were 31 percent and 28 percent for the three and nine month period ended September 30, 2010, respectively, compared to 33 percent and 30 percent in the corresponding periods in the prior year and are primarily related to the sales mix as noted above. Included in the cost of revenues for the three and nine months ended September 30, 2010, were non cash charges of $9.2 million and $25.3 million, respectively, compared to corresponding amounts of $7.1 million and $21.6 million in the same period in 2009.
Sales and Marketing Expenses (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Sales and marketing expenses	$9,344	$10,476	$27,698	$29,839

As a percentage of revenues	8%	9%	9%	9%

Sales and marketing expenses decreased by approximately $1.1 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, compared to the prior year period. The decrease for both the three and nine month periods is primarily attributable to lower payroll related expenses as a result of lower headcount. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
Research and Development Expenses (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Research and development expenses	$6,262	$6,114	$16,787	$17,679

As a percentage of revenues	5%	5%	5%	5%

Research and development expenses increased by approximately $0.1 million and decreased by $0.9 million for the three and nine months ended September 30, 2010 compared to the corresponding periods in 2009. L-1 continues to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by higher utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and in other projects. Gross research and development expenditures aggregated $12.8 million and $38.0 million for the three and nine months ended September 30, 2010, respectively, compared to $12.5 million and $35.1 million for the comparable period in the prior year. Virtually all of our research and development costs are attributable to our Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 16 percent and 14 percent for the nine months ended September 30, 2010 and 2009, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.
General and Administrative Expenses (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
General and administrative expenses	$16,658	$14,571	$42,650	$42,363

As percentage of revenues	14%	12%	13%	13%

General and administrative expenses increased by approximately $2.1 million and $0.3 million for the three and nine months ended September 30, 2010 from the comparable period in the prior year, respectively. The increase relates to payroll related expenses as well as stock-based compensation. The nine month period ended September 30, 2009 includes a provision for bad debts of $1.2 million related to the Registered Traveler contract. As a percentage of revenues, general and administrative expenses were 14 percent and 13 percent for the three and nine month periods ended September 30, 2010 and 12 and 13 percent for the same periods in the prior year. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.
Asset Impairment Charge (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Asset impairment charge	$2,915	$—	$2,915	$—

Asset impairment charges of $2.9 million for both the three and nine months ended September 30, 2010 were due to the unsuccessful negotiations related to our participation in the restart of the Registered Traveler program.
Strategic Alternative Transactions and Acquisition Related Costs (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Strategic alternative transactions and acquisition related costs	$6,063	$27	$7,971	$506

Strategic alternative transactions and other acquisition related costs increased by $6.0 million and $7.5 million for the three and nine months ended September 30, 2010 from the comparable period in the prior year, respectively, due to legal and advisory costs incurred in connection with the exploration of strategic alternatives in 2010, and exclude costs attributable to the Intel Business.
Financing Costs (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Financing costs:
Contractual interest	$(2,515)	$(1,797)	$(7,108)	$(5,674)
Other financing costs	(1,865)	(1,871)	(5,475)	(5,191)

Financing costs	$(4,380)	$(3,668)	$(12,583)	$(10,865)

For the three and nine months ended September 30, 2010, net financing costs increased by approximately $0.7 million and $1.7 million from the comparable period in the prior year, respectively. The increase in both the three and nine month periods ended September 30, 2010 as compared to the comparable period in the prior year is primarily due to interest on borrowings outstanding under the revolving credit facility. Financing costs are presented net of amounts allocated to discontinued operations.
Other Expense, Net (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Other expense, net	$(226)	$(92)	$(404)	$(47)

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The increases in other expense, net, are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.
Income Taxes (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Income taxes benefit (expense)	$1,899	$(1,506)	$4,078	$(168)

For the nine months ended September 30, 2010 and 2009 the tax benefit from continuing operations was $4.1 million and a provision of $0.2 million, respectively and the pre-tax loss was $19.0 million and $0.8 million, respectively. The tax benefit from discontinued operations for the nine months ended September 30, 2010 and 2009 was $2.2 million and $1.6 million, respectively. The tax benefit was allocated between continued and discontinued operations by first calculating the provision on a consolidated basis including discontinued operations and then calculating the provision excluding discontinue operations. The difference between the two calculations was then allocated to the discontinued operations.

The tax benefit is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements have estimated annual effective tax rates of 34% and 39% for the nine months ended September 30, 2010 and 2009. The provision for the nine months ended September 30, 2010 also reflects the impact of the discrete items, (including transactions costs associated with the sale of the Company), which are not deductible for federal income tax purposes.
In connection with the sale of the Intel Business, the Company expects to recognize a significant gain for financial and tax reporting purposes which is estimated to result in current tax liability of approximately $20.0 million. The tax effects of the sale will be reflected as discrete items in the period during which the sale is consummated.
Comprehensive Income (Loss) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income (loss)	$(9,175)	$1,372	$(19,412)	$(3,658)
Changes in accumulated comprehensive income (loss)	1,611	963	(52)	1,769

Comprehensive income (loss)	$(7,564)	$2,335	$(19,464)	$(1,889)

The change in comprehensive loss results from the net loss for the three and nine months ended September 30, 2010 of $9.2 million and $19.4 million, respectively, compared to net income of $1.4 million and net loss of $3.7 million in the prior year period, changes in the fair value and amortization of derivatives accounted for as hedges which resulted in year to date gains of $0.2 million and $0.6 million in 2010 and 2009, respectively, and year to date translation losses of $0.3 million in 2010 and gains of $1.2 million in 2009, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.
LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements
     L-1’s most significant capital requirements consist of capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to our Solutions segment. When we bid on new state drivers’ license contracts, we must commit to provide up front capital expenditures in order to install systems necessary to perform under the contract. Accordingly, our capital requirements increase as we bid on and are awarded new contracts or as contracts are renewed. During the nine months ended September 30, 2010 and 2009, our capital expenditures were $32.6 million compared to $38.4 million, respectively. In the year ended December 31, 2009, capital expenditures approximated $55.0 million and are expected to be in the range of $40.0 million to $45.0 million for the year ending December 31, 2010, primarily related to performance requirements under new contract awards in our secure credentialing business. L-1 expects to fund its capital requirements primarily with operating cash flows and borrowings under the revolving credit facility, and may consider an equipment financing transactions if favorable terms are available.
     Liquidity
     We expect that the sale of the Intel Business, currently expected in the fourth quarter of 2010, will generate net cash proceeds of $290.0 million of which $270.0 million will be applied to the reduction of debt, as described below. Pursuant to the terms of the Credit Agreement, as amended, the Company is required to use the Net Cash Proceeds (as defined) from the sale of the Intel Business to BAE to the reduction of amounts borrowed under the Credit Agreement first in reduction to the Term Loans and next in reduction of revolving loans.

The estimated Net Cash Proceeds, as defined, approximate $270.0 million which exceeds the aggregate principal amounts of the Term Loans as of September 30, 2010. Because the related assets held for sale and corresponding liabilities are included in current assets and liabilities, the $269.0 million, the total amount outstanding under the Term Loans, net of original discount and $1.0 million of borrowings under the revolving credit facility has been included in current liabilities.
     As of September 30, 2010, we had $6.0 million of negative working capital including assets held for sale of $262.6 million, related liabilities of $37.0 million and current maturities of long term debt of $268.3 million, deferred income tax assets of $9.8 million and cash and cash equivalents of $9.0 million. In addition, we have financing arrangements, as further described below, available to support our ongoing liquidity needs, pursuant to which we have available $92.0 million at September 30, 2010 subject to continuing compliance with our debt covenants. L-1 believes that our existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet our operating and debt service requirements for the next 12 months. We expect that the sale of the Intel Business and the sale of the Company will result in the repayment of substantially all existing debt of the Company excluding the Convertible Notes. However, if these transactions were not consummated, it is likely that we will require additional financing to improve our liquidity and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. L-1 may also pursue reduction of our current indebtedness if equity financing can be obtained on advantageous terms and may take other actions to improve liquidity. There can be no assurance that additional debt or equity financing will be available or that other actions can be taken on commercially reasonable terms, or at all. L-1’s ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1’s wholly owned subsidiary L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of September 30, 2010, the Company has approximately $92.0 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
     On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $136.5 million at September 30, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $132.5 million at September 30, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. At September 30, 2010, there were $35.0 million of borrowings that were outstanding under the revolving credit facility.
     Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At September 30, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.

     L-1 is required to maintain the following financial covenants under the Credit Agreement:
•	Consolidated Debt Service Coverage Ratio. As of the end of any fiscal quarter, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries for the period of four consecutive fiscal quarters ending on or immediately prior to such date to the sum of (i) Consolidated Interest Charges (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries paid or payable in cash during the period of four consecutive fiscal quarters ended on or immediately prior to such date, plus (ii) Consolidated Debt Amortization (as defined in the Credit Agreement) of L-1 Operating and its consolidated subsidiaries as of such date, shall not be less than 2.25:1.00. These financial covenants have been amended as described below.
•	Consolidated Debt Coverage Ratio. As of the end of any fiscal quarter, the ratio of L-1 Operating’s Consolidated Funded Indebtedness (as defined in the Credit Agreement which excludes standby letters of credit issued in connection with performance bonds) as of such date to its Consolidated EBITDA (as defined in the Credit Agreement) for the period of four consecutive fiscal quarters ended on or immediately prior to such date, may not be more than: (i) 3.25:1.00 from the Closing Date (as defined in the Credit Agreement) to and including March 30, 2010, (ii) 3.00:1.00 from March 31, 2010 to March 30, 2011, and (iii) 2.75:1.00 at the end of each fiscal quarter thereafter. These financial covenants have been amended as described below.
     On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extends the time period during which previously modified financial covenants will apply under the Credit Agreement, subject to the Company entering into definitive agreements providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review by September 30, 2010, which the Company executed on September 19, 2010. The Third Amendment provides that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio shall return to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter. At September 30, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.00:1.00 and the Consolidated Leverage Ratio was 3.25:1.00; accordingly the Company was in compliance with the modified financial covenants.
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
     The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture, including for a specified period of time prior to a change in control transaction. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, which includes a change in control transaction, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving Company. In connection with the Safran merger, the Company expects to deliver a conversion notice no later than 35 days prior to the anticipated closing date, and expects that the conversion price will be equal to the base conversion price. The Notes will not become convertible into shares of Safran in connection with the merger.

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
     Upon consummation of any share exchange, consolidation of merger of L-1 pursuant to which its common stock will be converted into cash, securities or other property or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of L-1’s and L-1’s subsidiaries’ assets, taken as a whole, to any person other than one of its subsidiaries, the holders of the Convertible Notes can require the Company to convert or to repurchase all outstanding debt at a purchase price equal to 100 percent of the principal amount plus accrued and unpaid interest. It is expected that the holders of the Notes will exercise their rights to require the Company to purchase the Notes upon closing of the consummation of the merger of the Company with Safran.

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Consolidated Cash Flows (in thousands)

Net cash provided by (used in):
Operating activities	$27,651	$47,746
Investing activities	(42,194)	(47,869)
Financing activities	16,770	(9,475)
Effect of exchange rates on cash and cash equivalents	175	200

Net increase (decrease) in cash and cash equivalents	$2,402	$(9,398)

Cash flows from operating activities including discontinued operations, decreased by approximately $20.1 million for the nine months ended September 30, 2010 as compared to the corresponding period of the prior year. Net loss for the nine months ended September 30, 2010 was $19.4 million and includes non-cash charges of $31.4 million for depreciation and amortization, $18.0 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $9.0 million for amortization of deferred financing costs, debt discount and other, $6.3 million for non-cash income tax benefit, and $2.9 million of asset impairments. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $7.9 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.
Capital expenditures were approximately $32.6 million and $38.4 million for the nine months ended September 30, 2010 and 2009, respectively, and are primarily related to our drivers’ licenses product line, also during the nine months ended September 30, 2010, L-1 acquired certain assets of Retica Systems for cash of $2.6 million.
Net cash provided by financing activities in 2010 was $16.8 million compared to net cash used in financing activities of $9.5 million in 2009. L-1 borrowed $61.2 million for the nine months ended September 30, 2010 and had no borrowings in the same period of the prior year. L-1 repaid $13.1 million of the term loan borrowings and $31.7 million of the revolving credit borrowings and other debt in 2010 compared to $9.8 million in payments for the term loan in the same period in the prior year.
Working Capital
     As a result of the Company accounting for the Intel Business as discontinued operations, working capital includes assets held for sale of $262.6 million and related liabilities of $37.0 million. In addition, working capital includes current maturities of long-term debt of $268.3 million representing the carrying amount of debt expected to be repaid from the proceeds of the sale of the Intel Business.

     Accounts receivable, including $34.3 million classified as assets held for sale, increased by approximately $7.6 million as of September 30, 2010, from December 31, 2009. Days sales outstanding were 65 days at September 30, 2010 and 67 days at December 31, 2009. Accounts receivable are presented net of an allowance for doubtful accounts of $4.9 million and $4.9 million at September 30, 2010 and December 31, 2009, respectively. At December 31, 2009, the allowance reflects additions recorded in 2009 for the suspension of the Registered Traveler program of approximately $1.2 million as well as approximately $2.8 million for estimated unrecoverable amounts related to enrollment services programs that started in 2009. During 2010, the net receivable related to the Registered Traveler program was written off and the allowance was increased for additional exposures for bad debts.
Inventory increased by $5.6 million as of September 30, 2010, compared to December 31, 2009, primarily to meet expected shipments for various state programs in our credentialing and biometrics businesses and the acquisition of Retica inventory in 2010. Inventory reflects the levels required to meet expected deliveries of our credentialing and biometric solutions.
Accounts payable, accrued expenses and other current liabilities including $23.6 million included in liabilities related to discontinued operations, increased by $2.1 million as of September 30, 2010, compared to December 31, 2009, reflecting, liabilities and accruals of approximately $9.0 million related to strategic alternative transaction costs, offset by lower benefit accruals which are settled in subsequent periods, as well as timing of invoice payments.
Total deferred revenue decreased by $2.5 million as of September 30, 2010, compared to December 31, 2009, reflecting the impact of higher maintenance renewals in the 2009 compared to 2010, as well as a result of recognizing revenue on transactions that met the revenue recognition criteria during the nine months ended September 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table sets forth L-1’s contractual obligations as of September 30, 2010 (in thousands):

		Less than			More than 5
	Total	1 Year	2-3 Years	3-5 Years	Years
Continuing Operations:
Operating lease obligations	$25,273	$2,000	$11,104	$9,040	$3,129
Debt and capital lease obligations	$497,698	$311,205	$186,091	$402	$—

Discontinued Operations:
Operating lease obligations	$3,139	$313	$2,144	$335	$347
Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and $269.0 million in term loans of which Tranche B-1 bears interest at 6.75 percent and Tranche B-2 bears interest at 7.25 percent and the revolving credit loans of $35.0 million which bears interest at 6.0 percent. The amounts shown above include interest and assume that the Convertible Notes are redeemed at the end of five years, in 2012 but the Notes are expected to be repaid in connection with the sale of the Company to Safran SA. The table also reflects the repayment of the term loans in 2010.
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
CONTINGENT OBLIGATIONS

L-1 has no material contingent obligations at September 30, 2010.
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
Reference is made to L-1’s Annual Report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except as discussed in the Notes to the Financial Statements included in this Quarterly Report of the Form 10-Q related to the adoption of recently adopted accounting standards, and accounting for the Intel Business as discontinued operations.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
INTEREST RATE RISK
L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At September 30, 2010, borrowings outstanding under the Credit Agreement aggregated $304.0 million, bearing interest at variable rates. At September 30, 2010, the estimated market value of the Term Loan was approximately $269.4 million and the carrying amount was $269.0 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. A change in the interest rate of 1 percent would increase or decrease interest expense by $3.0 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0 percent with respect to $62.5 million notional amount and pays a fixed interest rate.
L-1’s Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of L-1 common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:
•	If during any five consecutive trading day period the trading price is less than 98 percent of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After September 30, 2010, if the sale price of L-1 common stock for twenty or more trading days exceeds 130 percent of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.
Upon consummation of the sale of the Company to Safran SA, the holders of the Convertible Notes have the option to require payment in cash at the stated principal amount plus accrued interest. We expect that the holders will exercise this option.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At September 30, 2010, the estimated market value of the Convertible Notes was approximately $174.8 million and the carrying amount was $165.2 million.
For additional information regarding debt and financing instruments see Notes 4 and 6 to our consolidated financial statements.
FOREIGN CURRENCY EXPOSURES
The transactions of L-1’s international operations, primarily our Germany, Canadian and Mexican subsidiaries, are denominated in Euros, Canadian Dollars, and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable, accounts payable and accrued expenses. At September 30, 2010, financial assets and liabilities denominated in Euros aggregated $0.5 million and $0.1 million, respectively, and at September 30, 2009, aggregated $2.2 million and $1.3 million, respectively. At September 30, 2010, financial assets and liabilities denominated in Canadian Dollars aggregated $2.0 million and $2.2 million, respectively, and at September 30, 2009, aggregated $3.8 million and $2.2 million, respectively. At September 30, 2010, financial assets and liabilities denominated in Mexican Pesos were $1.2 million and $0.5 million, respectively, and at September 30, 2009, aggregated $1.2 million and $0.3 million, respectively.
Hardware and consumable purchases related to contracts with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At September 30, 2010, these Japanese Yen denominated liabilities were $0.7 million. At September 30, 2009, there were no Japanese Yen denominated liabilities. L-1 uses foreign currency forward contracts as economic hedges to limit exposure to Yen denominated liabilities. All gains and losses resulting from the change in fair value of these foreign currency forward contracts are recorded in operations and offset unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of September 30, 2010, the Company had committed to one foreign currency forward contract that mitigates approximately $0.6 million of foreign currency exposures for the liabilities denominated in Yen. The company had no foreign currency contracts at September 30, 2009. The fair value of these contracts at September 30, 2010 was an unrealized loss of less than $0.1 million.
L-1 also has entered into a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $22.4 million at September 30, 2010. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
L-1’s international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose revenues costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars and Mexican Pesos. As of September 30, 2010, the cumulative effect from foreign currency translation adjustments related to foreign operations was approximately gains of $0.7 million.
PREPAID FORWARD CONTRACT
L-1 has entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of our common stock at a price of $20.00 per share for delivery in May 2012. However, L-1 settled the obligation with a cash payment at closing. The price of the common stock at the time of delivery may be higher or lower than $20.00. The transaction is subject to early settlement or settlement with alternative consideration in the event of certain significant corporate transactions such as a change in control (which would include the consummation of the merger with Safran).
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of L-1’s management, including the CEO and CFO, of the effectiveness of the design and operation of L-1’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of September 30, 2010. Based on this evaluation, L-1’s CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010.
(b)	Changes in Internal Controls over Financial Reporting
     In the normal course, L-1 reviews and changes internal controls to reflect changes in business and operations and enhances and modifies controls in response to these changes on an ongoing basis. There have been no changes in L-1’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, L-1’s internal controls over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Putative Shareholder Class Action Litigation
     The Company has been named as a defendant in five putative shareholder class actions filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk at Stamford, arising out of the proposed transactions with Safran and BAE pursuant to the Merger Agreement and BAE Purchase Agreement. The actions are captioned: Michael Palma v. Robert LaPenta et al., CV-10-6006781-S (Conn. Super. Ct.), Barry P. Kranz, Jr. v. L-1 Identity Solutions et al., CV-10-6006760-S (Conn. Super. Ct.), Michael Matteo v. L-1 Identity Solutions et al., CV-10-6006759-S (Conn. Super. Ct.), Dart Seasonal Products Retirement Plan v. L-1 Identity Solutions et al., CV-10-6006835-S (Conn. Super. Ct.), and George F. Chrisman v. Robert LaPenta et al., CV-10-6006886-S (Conn. Super. Ct.) (collectively, the “Shareholder Actions”).
     The plaintiffs in the Shareholder Actions generally allege the members of the L-1 Board of Directors and certain officers of the Company breached their fiduciary duties to shareholders by, among other things, allegedly failing to receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to certain terms in the proposed merger agreement with Safran that allegedly discourage competing offers from other potential bidders and/or benefit defendants. The Shareholder Actions generally allege that the Company aided and abetted these alleged breaches of fiduciary duty. Certain of the suits also allege claims against Safran, Merger Sub, BAE and BAE Systems, Inc. (the parent entity to BAE and the U.S. affiliate of BAE Systems plc) for aiding and abetting the foregoing alleged breaches of fiduciary duty. The Shareholder Actions generally seek preliminary and permanent relief, including, among other things, permission to proceed as a class action, declaratory relief declaring that defendants have breached their fiduciary duties, an injunction enjoining the transactions contemplated by the Merger Agreement and BAE Purchase Agreement, rescissionary damages in the event that the Transactions are consummated, costs and attorneys’ and experts’ fees.

     The Company believes the lawsuits are without merit and intends to vigorously defend against them. As of the date of this Form 10-Q, the Company’s time to respond to the complaints has not yet expired.
Old Digimarc Litigation
     In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.
     Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. Subsequent addenda to these tolling agreements extended the tolling period through August 27, 2010. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that have now been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance.
     On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. On August 26, 2010, based on the expiration of the tolling period stated in the tolling agreements with the individual officers and directors, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval were filed by six groups of appellants. In October 2010, four of the groups of appellants withdrew their appeals with prejudice. Briefing on the remaining two appeals is ongoing.
     On October 10, 2007, an Old Digimarc shareholder filed a lawsuit in the United States District Court for the Western District of Washington against several companies that acted as lead underwriters for the Old Digimarc initial public offering. The complaint, which also named Old Digimarc as a nominal defendant but did not assert any claims against Old Digimarc, asserted claims against the underwriters under Section 16(b) of the Securities Exchange Act of 1934. On February 28, 2008, an amended complaint was filed, with Old Digimarc still named only as a nominal defendant. Similar complaints have been filed by this same plaintiff against a number of other issuers in connection with their initial public offerings, and the factual allegations are closely related to the allegations in the litigation pending in the United States District Court for the Southern District of New York which is described above.

On March 12, 2009, after considering motions to dismiss, one filed by thirty moving issuers and the other filed by the underwriters, the judge dismissed the plaintiff’s claims on a jurisdictional and statute of limitations basis. On April 10, 2009, the plaintiff filed a notice of appeal of the dismissal. The final appellate brief was filed on November 17, 2009; and oral argument was heard by the Ninth Circuit Court of Appeals on October 5, 2010. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.
Patent Litigation
     On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 regarding the making, using, offering for sale and selling of ID cards, including drivers’ licenses. On August 19, 2010, the Company filed an amended answer to the complaint, which contained counterclaims for declaratory judgment against the plaintiff. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.
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
There are risks and uncertainties associated with the proposed Safran and BAE transactions.
     There are risks and uncertainties associated with the proposed Safran and BAE transactions, including that such transactions may not be consummated, or may not be consummated as currently anticipated, as a result of several potential risks, including but not limited to: (1) with respect to the Safran merger transaction, (i) the failure to receive our shareholders’ approval of the merger, (ii) the failure to consummate the BAE transaction, (iii) the inability to obtain regulatory approvals for the merger, including the expiration or termination of the applicable waiting period under the HSR Act and termination or expiration of the Committee on Foreign Review in the United States (“CFIUS”) review period applicable to the merger and BAE transaction or to obtain approvals without conditions that are not currently anticipated;

or (iv) the failure to satisfy the other conditions for closing set forth in the Merger Agreement; and (2) with respect to the BAE transaction, (i) the inability to obtain regulatory approvals for the transaction, including the expiration or termination of the applicable waiting period under the HSR Act and termination or expiration of the CFIUS review period applicable to the transaction or to obtain such approvals without conditions that are not currently anticipated, or (ii) the failure to satisfy the other conditions for closing set forth in the Purchase Agreement, including the completion of certain actions in respect of organizational conflict of interest provisions under certain contracts of the Intel Business.
     Under certain circumstances, if the Merger Agreement with Safran is terminated, we may be required to pay Safran a termination fee of $25,000,000 or reimburse Safran for up to $12,500,000 of Safran’s documented out-of-pocket expenses.
     Lawsuits have been filed and other lawsuits may be filed against us, Safran and BAE challenging the Safran merger and BAE transaction and seeking, among other things, injunctive relief enjoining the Safran and BAE transactions, and an adverse ruling in any such lawsuit may prevent the transactions from being completed.
     The closing of the merger is conditioned on the prior consummation of the BAE transaction; however, the BAE transaction is not conditioned on the consummation of the Merger. Accordingly, if we consummate the BAE transaction but fail to subsequently consummate the merger we may be required to continue to operate the Company without the Intel Business, which could adversely affect our financial condition, results of operations and share price.
Our business could be adversely impacted as a result of uncertainty related to the proposed Safran and BAE transactions.
     The proposed Safran and BAE transactions (including the risks and uncertainties related to the consummation of the transactions) could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. Our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees. Our customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company. In addition, the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business. The occurrence of any of these events, individually or in combination, could adversely affect our financial condition, results of operations and share price.
     The Merger Agreement and Purchase Agreement also restrict us from engaging in certain activities and taking certain actions without Safran’s or BAE’s approval, as applicable, which could adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy or prevent us from pursuing opportunities or other strategic alternatives that may arise prior to the closing of the transactions.
     We have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the proposed acquisitions by Safran and BAE, and many of these fees and costs are payable by us regardless of whether we consummate either of the transactions. In addition, our stock price rose upon announcement of the proposed merger with Safran and any failure to consummate the merger could result in a drop in our stock price.
Covenants in the Company’s credit facility may restrict financial and operating flexibility and the Company may not be able to comply with these covenants.
     L-1 is a party to a credit agreement with that provides for up to $435.0 million in borrowings through 2013, of which $92.0 million is currently available, subject to continuing compliance with debt covenants. Under the agreement, L-1 is required to maintain specific financial covenants related to leverage and debt service coverages. On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extended the time period during which previously modified financial covenants will apply under the Credit Agreement due to the Company having entered into a definitive agreement providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review on September 19, 2010. The Third Amendment provides that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio shall return to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter.

     At September 30, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 2.00:1.00 and the Consolidated Leverage Ratio was 3.25:1.00; accordingly the Company was in compliance with the modified financial covenants. The ability to satisfy these financial ratios in the future can be affected by events beyond the Company’s control and it cannot assure meeting these ratios. If the sale of the Company’s intelligence services businesses to BAE or the merger with Safran does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the term loans and other debt. There is no assurance that a refinancing or other action to repay or modify the loan can be successfully executed.
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
L-1 has a history of operating losses.
     L-1 has a history of operating losses. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments and merger related expenses, amortization of intangible assets and stock-based compensation expense. At September 30, 2010, L-1 had an accumulated deficit of approximately $646.9 million. L-1 will continue to invest in the development of secure credential and biometric technologies and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.
The Company must fund substantial capital expenditures for the secure credentialing business.
     The installation of secure credentialing systems requires significant capital expenditures. The need to fund such capital expenditures has increased following the acquisition of the secure credentialing business of Digimarc.
     For the nine months ended September 30, 2010, capital expenditures increased to $32.6 million, as compared to $38.4 million in the corresponding period of the prior year. Capital expenditures for the year ended December 31, 2009 were approximately $55.0 million and are expected to be in the range of $40.0 million to $45.0 million for the year ending December 31, 2010. While L-1 expects to fund capital requirements primarily from operating cash flows and borrowings under the revolving credit facility, in the near term, cash otherwise available to fund strategic opportunities and repay long-term debt is reduced. At September 30, 2010, L-1 had cash and cash equivalents of $9.0 million and availability under its existing credit agreement of $92.0 million, subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate capital resources to meet current working capital and capital expenditure requirements and has been successful in the past in obtaining financing for acquisitions, L-1 expects to have increased capital needs as it continues to expand its business.
     In addition, the ability to execute the Company’s strategy may be adversely affected by the unfavorable market conditions if they persist over a prolonged period. The Company may be unsuccessful in raising additional financing to fund growth or it may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing shareholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on its growth, financial performance and stock price and could require the Company to delay or abandon expansion.

Government contracts are subject to continued appropriations by Congress and availability of funding for State and Local programs. Reduced funding or changes in procurement policies that curtail the use of outside contractors could result in terminated, delayed or de-scoped contracts with L-1 and adversely affect the ability for L-1 to meet sales and earnings goals.
     For the three and nine months ended September 30, 2010, U.S. Federal government agencies, directly or indirectly, accounted for 33 percent and 34 percent, respectively, of L-1’s consolidated revenues from continuing operations. For the three and nine months ended September 30, 2009, U.S. Federal government agencies, directly or indirectly, accounted for 47 percent and 42 percent, respectively, of L-1’s consolidated revenues from continuing operations. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future economic conditions. In addition, while spending authorizations for defense-related programs by the Federal government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where L-1 does not currently provide products or services. Current Federal government spending levels for defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities.
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
     For the three and nine months ended September 30, 2010, L-1 derived approximately 11 percent and 13 percent, respectively, of total revenues from international sales of continuing operations and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.
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
     L-1 expects that it will have increased exposure to foreign currency fluctuations. As of September 30, 2010, accumulated other comprehensive income includes foreign currency translation gains of approximately $0.7 million.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — [REMOVED AND RESERVED]
ITEM 5 — OTHER INFORMATION
On February 3, 2010, the Company announced that it will be the exclusive provider for the program formerly known as Registered Traveler as a result of Alclear LLC winning the competitive bid for Verified Identity Pass Inc. assets in a bankruptcy auction proceeding. In connection with the transaction, the Company expected to receive a minority equity interest in Alclear in exchange for prior investments and contributions to the program. Mr. LaPenta was also expected to receive a minority equity interest in Alclear through a proposed personal cash investment in Alclear. It was expected that Alclear and L-1 would enter into a multi-year contract pursuant to which the Company would serve as prime integrator. Alclear and L-1 have not successfully negotiated mutually agreeable terms for the L-1 investment or a prime integrator relationship at this time. Accordingly, L-1 and Mr. LaPenta do not currently intend to invest in Alclear and the Company does not expect that it will be the exclusive provider for the Registered Traveler program or that it will receive a minority interest in Alclear. L-1 and Alclear may enter into future commercial arrangements on mutually acceptable terms, but there can be no assurance that any such arrangements will be made.
ITEM 6 — EXHIBITS
The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

L-1 IDENTITY SOLUTIONS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2010	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ JAMES A. DEPALMA
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