Form 10-K
period 2010-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2011-03-01
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $630.3 million.

As of February 24, 2011, the registrant had 90,311,719 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

i

[THIS PAGE INTENTIONALLY LEFT BLANK.]

PART I

Item 1.	Business

In this Annual Report on Form 10-K, the words “L-1” and the “Company” refer to L-1 Identity Solutions, Inc. and, except as otherwise specified herein, to L-1 subsidiaries. L-1’s fiscal year ended on December 31, 2010.

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

In September 2010, the Company announced that it entered into an agreement to be acquired by Safran in a merger transaction providing for stockholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. The per share consideration of $12.00 incorporates the purchase price received pursuant to the sale of the L-1 Intel Business referred to under the headings of “Discontinued Operations” and “Recent Transactions” later in this document for additional information. The per share price represents a premium of 24 percent over L-1’s closing stock price on the NYSE on September 17, 2010 and a premium of 66 percent over the closing stock price on January 5, 2010, the day prior to L-1’s announcement of its strategic alternatives review process. In February 2011, the Company sold its Intel Business to BAE Systems for cash of $295.8 million (inclusive of acquired cash), the proceeds of which were used to repay $289.3 million of debt outstanding under the Credit Agreement.

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

Secure Credentialing Solutions are used by many government customers to produce the most secure identity documents possible. The division builds and maintains an end-to-end secure credentialing solution that starts with identity proofing, vetting, and enrollment; incorporating biometric-based recognition and identity database management; card design and production; and inspection and authentication. More than two billion government-issued IDs have been produced to date using L-1 solutions. These include more than 80 percent of U.S. driver’s licenses (including Enhanced Driver’s Licenses), the U.S. Passport, U.S. Passport Card and Border Crossing Card, and other citizen credentials such as National and Voter IDs, passports and more.

States continue to look to L-1 to help improve the security of their processes and systems, while increasing efficiencies and improving the customer experience. As a result, momentum in the North American driver’s license business in 2010 was driven primarily by developing and delivering solutions that include infrastructure, automated testing and screening, facial recognition, document authentication and card production. The division installed and went live with seven end-to-end DL systems in 2010 and upgraded the systems of four other States with additional enterprise solutions consisting of a combination of knowledge testing, skills testing, and facial recognition. In addition, self-service kiosks designed to offer a more convenient method for replacing and renewing driver’s licenses were deployed in 2010.

One of the most significant State contracts of 2010 was a five year contract extension valued at $56.9 million by the Florida Department of Highway Safety and Motor Vehicles to modernize the currently installed secure driver’s license solution. L-1 expects to produce in excess of 28 million licenses for Floridians over the term of the contract. L-1’s efforts with Florida to enhance current security features and the State’s driver’s license solution positioned the customer for a Homeland Security Award by the Coalition for a Secure Driver’s License (CSDL) on July 19, 2010.

Other highlights for the division during the year included winning a significant international credentialing contract with a large African nation to provide its first biometric-based secure drivers license solution.

The division also introduced ExianSmart, the industry’s first contactless smart card with a 15 year life. Self-service kiosks designed to offer a more convenient method for replacing and renewing driver’s licenses that were introduced in late 2009 gained momentum, more than tripling the number of deployments in 2010.

Biometric Solutions protect and secure personal identities and assets with state-of-the art technologies to capture, store, manage and distribute biometric data for positive, rapid ID and tracking of persons of interest as part of large-scale identity management programs. The solutions play an important role within many of the world’s largest identity-related programs today as part of civilian and criminal identification in border management, national identity, credentialing, law enforcement and military applications. Biometric solutions also encompass access control readers that enable businesses and governments to secure facilities and restricted areas preventing unauthorized entry.

L-1 biometric-based identity management solutions encompass finger, face, full hand, palm, iris and vein recognition. The solutions combine the power of industry leading ABIS (Automated Biometric Identification System) software with advanced biometric readers, capture and authentication devices and access control units. L-1 hardware and software components can be combined to create customized biometric solutions to meet any customer requirement. Highlights for the division in 2010 include:

•	The first operation in India for L-1 was opened in 2010 to support an award as one of the Biometric Solution Providers (BSPs) to India’s Unique Identification Number (UID) program, or AADHAAR. Over 12,000 L-1 finger and iris biometric capture devices were shipped to India in 2010 for this program. The orders include both Agile TPtm fingerprint slap devices and Mobile-Eyestm iris cameras, both of which have been certified for the UID program by the Standardization, Testing and Quality Certification (STQC) Directorate for the Government of India’s Department of Information Technology (DIT).

•	The acquisition of the Retica intellectual property completed in April 2010 expanded the reach of L-1 iris solutions to include a low cost hand held iris capture device called Mobile-Eyes. The device is already delivering strategic value, with inclusion in several international bids and proposals and with shipments as noted as part of the UID program.

•	Two important U.S. contracts were secured in 2010 including the contract to maintain and manage the facial recognition database for the U.S. Department of State Visa and Passport programs and the contract to expand L-1’s ABIS applications in the U.S. Department of Defense.

•	In law enforcement, L-1 provided over 1,000 IBIS Extreme, mobile fingerprinting capture devices, for use by the national police force of a European country.

•	A competitive contract was awarded to L-1 by the Department of Homeland Security Science and Technology Directorate, Human Factors Division, to fund the development of next generation technology for use in mobile four finger slap image capture devices. The L-1 technology is unique and proprietary to the Company and will be used to develop new products with significantly reduced weight and size as compared to other mobile devices in the market today.

•	Iris and face algorithms from L-1 continue to receive top marks in independent testing. Recent National Institute of Standards and Technology (NIST) IREX (Iris Exchange) tests showed that the L-1 algorithm produced the best accuracy of all 10 iris vendor participants averaged over all test databases at the most demanding operating point. In recent NIST MBE testing for face, L-1’s FaceIt® technology was shown to scale to large databases under real-world operating requirements.

•	HIIDE 5 and a new middleware application introduced in early July 2010 represent several industry firsts, setting a new standard for speed and efficiency and an expansion of the addressable market for HIIDE.

•	L-1 provided and installed over 600 fingerprint enrollment stations to the Department of Homeland Security to support immigrant processing.

•	Multi-biometric ABIS systems were provided to several countries in the Middle East and Africa for border crossing applications.

•	A new access control solution, the first from L-1 to use finger vein recognition technology, was released in 2010. Existing pilot programs for the Transportation Worker Identification Credential (TWIC) outdoor access control readers at the nation’s ports remain on track and L-1 shipped additional 4G outdoor Extreme units for new port projects throughout the year.

Services

The Services segment consists of the Enrollment Services Division that offers a proven, reliable and cost-effective alternative for governments and commercial businesses that seek to outsource the collection of civilian biometric and identification data required for civilian applications for government-issued ID cards, Visas and Passports, permits and other entitlement benefits. L-1’s convenient, secure and customer-friendly centers in the U.S. and Canada offer faster data submissions with fewer rejections and simplified processing. As a result, individuals are vetted quickly and with confidence. More than 10 million people have been processed to date through L-1 enrollment services. This includes:

•	Individuals employed in more than 5,000 educational institutions and charitable / volunteer organizations.

•	Federal employees and contractors required by HSPD-12 (Homeland Security Presidential Directive 12) to have an ID credential with verified personal identity.

•	Nurses, doctors, home healthcare and nursing facility workers and others in the healthcare community.

•	Commercial drivers applying for a TSA (Transportation Security Administration) HazPrint endorsement.

•	Maritime workers seeking a Transportation Worker identification Credential (TWIC) card.

•	Regulated commercial industry employees such as those working in national banks, brokerage firms and financial institutions.

•	People performing community jobs, such as coaches, residential contractors and more who are required by their local jurisdiction to have a background check.

•	Citizens applying for Visas and those enrolling into government-sponsored humanitarian, health and welfare programs.

At December 31, 2010, the division had approximately 1100 collection sites, including adding centers in six new States and launching Beta Super Sites that offer extended service offerings such as Child ID, notary services, FBI hard cards, I-9 verification and more. The division also processed 2.2 million prints, up from 1.9 million in 2009. Volume continues to increase among existing State contracts, with New York and Texas among the highest. L-1 expects to see additional State growth across the U.S. from adoption by new groups, such as elder care and handgun permits.

At the Federal level, there is an upward trend in the Transportation Security Authority (TSA) Hazardous Materials Endorsement (HazPrint) program, where the division enrolled nearly 200,000 Ground Transportation workers. The division also continued its stewardship of the Transportation Worker Identification Credential (TWIC) program, enrolling over 300,000 maritime workers into the TSA’s system in 2010.

Discontinued Operations

As a result of the BAE transaction described below, the Government Consulting Services businesses have been accounted as discontinued operations. Government Consulting Services includes the businesses of Advanced Concepts (Information Technology Solutions), McClendon (Engineering & Analytical Solutions), and SpecTal (Intelligence Services). Government Consulting Services offer comprehensive consulting, program management, information analysis, training, security, technology development, and information technology solutions to the U.S. intelligence community.

Recent Transactions

In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. Subsequently, on September 19, 2010, the Company entered into an agreement (the “Merger Agreement”) with Safran SA (“Safran”) and Laser Acquisition Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Safran, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company is to be acquired by Safran in a merger transaction providing for shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. Completion of the merger remains subject to certain conditions, including, among others, (i) termination or expiration of the Committee on Foreign Investment in the United States (“CFIUS”) review period pursuant to the Exon-Florio Provision of the Defense Production Act of 1950; (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Safran and compliance by the Company and Safran with their respective obligations under the Merger Agreement; (iv) no law or government order prohibiting the merger; and (v) other customary conditions.

In February 2011, the Company completed its previously announced sale of SpecTal/McClendon and Advanced Concepts (the “Intel Business”) to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc). Pursuant to the terms of the Purchase Agreement, dated as of September 19, 2010 (the “BAE Purchase Agreement”), by and between the Company and BAE, the Company sold the Intel Business to BAE for a purchase price of $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations, the net proceeds of which were used to repay $289.3 million of outstanding debt under the Company’s credit agreement.

The accompanying financial data reflect the impact of the sale of the Intel Business, whose operating results have been reflected as discontinued operations for all periods presented. However, the consolidated financial statements do not reflect the pro forma effect of the sale of the Intel Business or the repayment of the long-term debt in accordance with the terms of the Credit Agreement. Unless otherwise noted, revenues and expenses presented herein exclude amounts attributable to discontinued operations. See Notes 1 and 15 to the consolidated financial statements for additional information.

Markets and Trends in Biometrics Solutions

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

L-1 believes that the market for biometrics will continue to grow significantly. L-1 believes that this growth is a function of customer demand and the ability for the industry to meet the demand. L-1 believes that major drivers of biometric growth in the future will include:

•	Implementation of biometrics in national security-related applications broadly characterized as anti-terror, such as border management, national ID, immigration control and critical infrastructure applications such as employee authentication and access control.

•	Integration into commercial access control solutions that grant entry and confirm presence in buildings and restricted areas based on biometric recognition.

•	Expansion of biometrics within law enforcement to enroll, verify and ID suspects, detainees and prisoners and confirm if the individual is wanted, incarcerated or has a criminal history.

•	Inclusion of biometrics as a component of solutions that address identity fraud and that promote social and economic development in the developing world.

•	Incorporation of biometrics into licensing processes and background checks required for people employed in licensed positions, such as daycare workers, insurance agents and those employed in education-related fields.

In addition, L-1 believes that identity-related mandates within the government will increase demand for biometric solutions. The Company anticipates the government will recommend and in some cases mandate the use of secure authentication, such as biometrics, as a key component of identity verification. Some of the programs include the U.S. Visitor and Immigrant Status Indicator Technology program (U.S. VISIT), which uses biometric data as part of its screening procedures for non-U.S. citizens entering the United States; Department of State (DoS) Western Hemisphere Travel Initiative (WHTI) Passport Card and Border Crossing Card (BCC) programs that issue limited use passports in a wallet size format for use in crossing U.S. borders; Transportation Workers Identification Credential (TWIC) for transportation workers; Transportation Security Administration (TSA) Hazardous Material Threat Assessment Program (HAZMAT) mandating fingerprinting and security threat assessment of commercial truck drivers applying for, renewing or transferring the hazardous materials endorsement (HME) on State-issued Commercial Driver’s Licenses (CDL); Homeland Security Presidential Directive 12 (HSPD-12), which mandates that a common identification card be utilized by all Federal government employees and contractors; and the REAL ID Act, signed into law in May 2005, which mandates authentication of a person’s identity before they are issued a driver’s license.

While fingerprints are expected to continue to be the most prevalent biometric technology in the U.S. in the near term, iris, face, palm and other technologies are being adopted and combined with fingerprinting in multi-biometric applications to provide an additional level of security and accuracy and to allow for increased flexibility for applications where fingerprints are not suitable.

Automated Biometric Identification Systems (ABIS) and Live Scan Systems are the largest market space for biometrics. These are large scale and highly complex systems used in law enforcement, background checks, and civil identification programs. Live scans are deployed as a front end to most ABIS systems and include hardware and software that capture and process fingerprint images prior to submission. The ABIS and Live Scan market is considerably more mature than any other biometric market sector. Increasingly, multiple biometrics are also being incorporated into these systems, augmenting fingerprints with hand/palm prints, facial images and iris patterns.

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

Customers — Continuing Operations

Over 94 percent of L-1 sales are to Federal, State, Local and foreign governments and government agencies. Contracts with governments and agencies generally allow the customer to terminate the contract for convenience or failure of the government to appropriate funds.

For the year ended December 31, 2010, U.S. Federal government agencies accounted for 36 percent of L-1’s continuing operations revenues. Historically, L-1 has experienced minimal customer turnover and the Company believes this is a result of its strong solutions and emphasis on customer service and support.

L-1 customers include:

•	Federal agencies and branches of the U.S. military.

•	More than 60 international governments.

•	Many State and Local Public Safety Organizations across the U.S., including Department of Motor Vehicles and law enforcement agencies.

•	Many of the traditional large systems integrators.

•	Several commercial enterprises including those in gaming, finance, healthcare and more.

As a percentage of L-1 revenue, excluding the domestically focused service businesses, L-1’s international sales in products and solutions have grown from 12 percent in 2006 to 21 percent in 2010. The trend reflects an increased international marketing focus, which we expect to continue.

Competition

The market for L-1 solutions and services is extremely competitive. L-1’s ability to differentiate from the competition is predicated on a number of factors, the most significant of which are described below.

In-house development of core biometric technologies.  L-1 is the only company that directly offers Fingerprint and Palm print (AFIS/APIS), facial and iris recognition technologies and remains at the forefront of innovation through its strong and focused internal development team. Because of L-1’s in depth knowledge of the core identity technologies, L-1 can offer customers speed of operation and value for identity solutions. Accordingly, L-1 can provide a complete turnkey solution that include software, hardware, back end system design, workflow management and support services.

State-of-the-art technologies are encapsulated in standards-based, open-architecture solutions.  L-1’s identification platform is based on open standards allowing for ease of system delivery, maintenance and scalability to accommodate future needs.

The flexibility to use products and services together as a complete solution or as modular components within an existing solution.  A customer-focused solution set approach enables L-1 to customize and integrate its products and services to solve the unique identity challenges of customers in Federal, civil, State and Local, criminal, border management and commercial markets.

Strong and tenured relationships with customers and partners.  Today L-1 customers include Federal agencies and branches of the U.S. military, many international governments, the majority of U.S. State Departments of Motor Vehicle (DMV) and local law enforcement agencies, and other commercial customers. The pervasiveness of L-1 relationships makes the Company a trusted choice for customers and partners seeking relationships with proven vendors. L-1 is on several teams for Biometric Operations Systems and Services (BOSS) program.

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

Business Development, Marketing and Sales, Bids and Proposals

Marketing and Sales

L-1 solutions and services are marketed through a direct sales and business development force, channel partners, and strategic partnerships and alliances.

The direct sales force markets and sells the entire identity solutions and services portfolio. The worldwide sales force delivers solutions and services to markets in North and South America, Europe, the Middle East, Africa, and Asia Pacific. A dedicated U.S. Federal sales team in Washington, D.C. markets and sells to U.S. government agencies such as the Department of Defense, Department of State, Department of Justice and Department of Homeland Security, among others. A dedicated team of sales and services professionals operating from locations in Europe, Middle East and the Far East strengthen global sales coverage and access to the international markets.

The Company also adopted a coordinated team approach to pursuing intelligence agency opportunities to provide broader and stronger service offerings.

Sales plans are developed by market by division focusing on Federal, State and Local, international and commercial. The emphasis is on maintaining responsibility within the divisional profit and loss centers for accountability of performance.

Within the divisions, the sales organizations are supported by functional groups which architect solutions or services and/or design, engineer, source manufacture, market, fulfill and support market-specific offerings. Sales teams are further supported by a professional service group which customizes solutions for each market and a field service group that ensures ongoing performance of L-1 systems.

At the end of 2010, L-1 employed 128 professionals in business development, sales and marketing.

Strategic Partnerships

L-1 has strategic partnerships and distribution channels that broaden coverage and increase market opportunities globally. L-1 established Original Equipment Manufacturer (OEM) distribution arrangements with partners to leverage L-1 technologies. L-1 uses channels of distribution for its document authentication products to expand markets outside of the U.S. L-1 also works with systems integrators, solution providers and service organizations to deliver identity solutions in combination with their core capabilities to expand access to pre-existing relationships, marketing resources and credibility in new markets. Local partners are also utilized to expand L-1’s international access to market opportunities internationally.

Bids and Proposals

Most of the Company’s business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. However, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose L-1 to inappropriate risk, the Company may seek alternative arrangements or opt not to bid for the work. L-1 contracts and subcontracts are primarily firm fixed and fixed unit price contracts.

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

Research, Engineering and Development

Research and development activities are organized into centers of excellence located across, and managed by the Company’s divisions, primarily the Biometrics and Secure Credentialing Divisions.

The research, engineering and development team totals approximately 300 developers, scientists and engineers distributed among these centers. Activities are coordinated at the corporate level under the Company’s Chief Strategic Officer to ensure support of the overall innovation goals and mission of L-1 and the realization of synergies in the research engineering and development investment.

Research, engineering and development efforts are focused on critical components for advanced technology identity solutions. These include, but are not limited to:

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

L-1 believes the next generation biometric matching algorithms for fingerprint, facial, and iris recognition technology will be more reliable and cost effective than current technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and iris templates on smart cards and similar storage devices. In addition, L-1 focuses on expanding its capabilities in solutions for the civil identification, and border management markets.

The Company benefits from the development activities of manufacturers of the components integrated into L-1 systems. This includes cameras, database software and computers. L-1 performs research and development for customers, including efforts for the U.S. government and pursuant to grants from certain European government agencies. Gross research, engineering and development expenditures aggregated to $50.1 million for the year ended December 31, 2010 compared to $46.9 million in the prior year. Virtually all of L-1 research, engineering and development costs are attributable to the Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 15 percent for years ended December 31, 2010 and 2009.

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

The Company owns a portfolio of 257 U.S. and foreign patents. In addition, L-1 has 133 U.S. and foreign patent applications in process for biometrics and document authentication technologies. While the duration of patents varies, the Company believes that the duration of its patents is adequate relative to the expected lives of L-1 products. L-1 owns the registered trademarks for “L-1” and “L-1 Identity Solutions”, and owns a broad portfolio of other vital registered and pending trademarks in the U.S. and foreign jurisdictions.

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

At December 31, 2010 backlog attributable to continuing operations, determined as described above, approximated $0.9 billion of which approximately $282.0 million is expected to be realized in 2011. Backlog at December 31, 2009 was $1.0 billion.

Manufacturing

L-1 engineers and designs the hardware products it sells, and develops the software embedded in them. L-1 either concentrates its manufacturing activities to the assembly, repair, and testing of these products, or manages production through contract manufacturers. In either case, L-1 qualifies suppliers for the core components which typically have established supply chains. L-1 believes this permits rapid expansion of production capacity to meet any significant increase in product demand and minimizes both development costs and the cost of scaling of manufacturing capabilities. L-1 believes that these costs will decline if manufacturing volumes increase.

L-1 engineers, designs and produces most of the card products used for the production of secure credentials that have proprietary features and/or functionality and which account for over 60 percent of L-1 identity document volume. The remaining consumable materials are purchased from established sources. L-1 produces driver licenses in 7 secure central issuance facilities in Texas, Florida, North Carolina, Pennsylvania, Indiana, California, Georgia, and Washington. In 2010, the Company opened a new central issuance facility in Massachusetts to accommodate States converting, or expected to convert, to central issuance in 2010 and 2011. L-1 also produces the Mexican voter identification credentials in a central issuance facility in Mexico City.

L-1 purchases certain components, sub-assemblies and finished products used in manufacturing and supply chain operations from sole source suppliers. While L- 1 is careful to partner with stable, reliable suppliers, the partial or complete loss of supplies available from sole sources or limited sources of supply, or the delay in receiving supplies from these sources could result in delays in manufacturing and product shipments. This may result in the assessment of liquidated damages in certain contracts and may require the incurrence of development and other costs to establish alternative sources of supply. While L-1 makes every effort to maintain inventory of sole sourced components at the appropriate level, it may take the Company several months to locate alternative suppliers if required, or redesign products to accommodate components from different suppliers.

Seasonality

In general, the L-1 business is not seasonal. However, L-1 is impacted by the fiscal funding and appropriation cycles of major customers. For example, the U.S. government’s fiscal year ends on September 30 of each year, and it is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the U.S. government operates under a continuing resolution, delays can occur in procurement of products and services, and such delays can affect L-1 revenue and profit during the period of delay.

Financial Information About Foreign And Domestic Operations and Export Sales

For the years ended December 31, 2010, 2009 and 2008, foreign and export sales from continuing operations were approximately $70.8 million, $56.0 million, and $47.7 million, respectively.

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

Recent Acquisitions

Except for the acquisition of assets from Retica Systems, during 2010, L-1 did not consummate any acquisitions. See Note 13 of L-1’s Consolidated Financial Statements provided in response to Item 8 of this annual report on Form 10-K.

Capital Requirements

L-1’s most significant capital requirements arise primarily from acquisitions in support of its business strategy, capital expenditures for new secure credentialing contracts, expenditures for research and development and working capital needs. For example, L-1 must commit to provide up-front capital expenditures in order to install systems necessary to perform when bidding on new State driver’s license contracts. The most significant capital expenditures are related to the Secure Credentialing business, which has increased in size and scope due to the acquisition of the ID Systems business of Digimarc Corporation (“Old Digimarc”) in August 2008. In 2010, L-1’s capital expenditures were $45.0 million compared to $55.0 million in 2009 and are expected to approximate $40.0 million in 2011. L-1 expects capital expenditures to decline in 2012, as it completes the build out of systems for recently awarded contracts.

L-1 expects to meet L-1’s capital requirements from operating cash flows and financing arrangements. See Item 7, Liquidity and Capital Resources.

Environmental Protection Regulations

L-1 believes that compliance with Federal, State and Local environmental regulations will not have a material adverse effect on the Company’s financial position or results of operations.

Employees

As of December 31, 2010, L-1 had 1,352 full time employees in its continued operations and 1,086 employees in its discontinued operations. No employees are covered by collective bargaining agreements. The Company believes that its relations with employees are good.

Officers

L-1 executive officers are appointed by the Board of Directors and serve until their successors have been duly appointed and qualified.

Robert V. LaPenta, 65, has served as the Chairman of the Board since December 2005, President and Chief Executive Officer of L-1 since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a Director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996 when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1991. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the Board of Trustees of Iona College, the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc.

Dr. Joseph Atick, 46, joined L-1 in August 2006 as Executive Vice President and Chief Strategic Officer effective with the merger of Identix with L-1. Prior to that, he served as President & Chief Officer of Identix since June of 2002. Prior to that, he had co-founded one of the original facial recognition companies, Visionics Corporation. Over the years, Dr. Atick co-founded and managed several companies focused on technology transfer and development, and has served as a technical advisor to many high-tech enterprises and organizations, including NATO. He had also led the Computational Neuroscience Laboratory at Rockefeller University and the Neural Cybernetics Group at the Institute for Advanced Study in Princeton, New Jersey. Dr. Atick holds a Ph.D. in Mathematical Physics from Stanford University.

James A. DePalma, 59, joined L-1 as Executive Vice President, Chief Financial Officer and Treasurer effective with the merger of Identix with L-1. He brings three decades of operational and finance experience in the defense and technology industries to his role within the Company. Prior to joining L-1, Mr. DePalma was a founding partner of L-1 Investment Partners. Prior to the formation of L-1 Investment Partners, Mr. DePalma served as a consultant to L-3 Communications Holdings, Inc. and was Chief Executive Officer of Core Software Technology, a leading software provider to the intelligence community and an equity investment of L-3 Communications Holdings, Inc. Mr. DePalma has also held high level executive positions with Westinghouse Electric Corporation, CBS Corporation and Viacom International. He also was a senior partner at PricewaterhouseCoopers.

Doni L. Fordyce, 51, joined L-l as Executive Vice President of Corporate Communications effective with the merger of Identix with L-1. Prior to August 2006, she was a founding partner of L-1 Investment Partners and brings two decades of senior executive and investment management experience to the Company, serving most recently as Chief Executive Officer, President and Chief Operation Officer of Bear Stearns Asset Management (BSAM) Inc. Prior to that Ms. Fordyce was Vice President of Goldman Sachs Inc. from 1986 to 1996 where she was one of the founders of the asset management business. She has also worked in IT solutions consulting, specializing networking, data management and printing for investment banks and financial institutions.

Mark S. Molina, 51, joined L-1 in August 2006 as Executive Vice President, Chief Legal Officer and Secretary in August 2006 effective with the merger of Identix with L-1. Prior to joining L-1, he was Executive Vice President, Chief Legal Officer and Secretary at Identix, which he joined as Vice President and General Counsel in 1999. Mr. Molina is a business and technology lawyer with over 20 years experience structuring and negotiating mergers, acquisition, dispositions, joint ventures, technology licenses, financings and investments. He has considerable experience with public offerings and private placements as well as SEC reporting compliance and obligations of publicly traded companies.

Joseph Paresi, 55, joined L-1 in August 2006 as Executive Vice President and Chief Marketing Officer effective with the merger of Identix with L-1. He was a founding partner of L-1 Investment Partners LLC. Mr. Paresi brings three decades of executive management, product development, and design engineering experience in the technology and defense industries to his role with the Company. Prior to joining L-1 Investment Partners, he served as Corporate Vice President of product development for L-3 Communications and as President of L-3 Security & Detection Systems from 1997 to 2005.

Vincent A. D’Angelo, 66, joined L-1 as Senior Vice President of Finance in August 2006 effective with the merger of Identix with L-1. Prior to that, he was a consultant for L-1 Investment Partners. Prior to that, Mr. D’Angelo was a Senior Audit Partner with PricewaterhouseCoopers for more than 35 years where he was involved in all facets of the business, including client service, management, operations, governance, SEC filings, and mergers and acquisitions.

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

L-1 is not incorporating information contained in the website by reference into this Annual Report on Form 10-K. The Company makes available, free of charge through the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission.

Materials filed with the SEC can be read and copies made at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC.

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

Business Risks

There are risks and uncertainties associated with the Safran transaction.

There are risks and uncertainties associated with the Safran transaction, including that such transaction may not be consummated, or may not be consummated as currently anticipated, as a result of several potential risks, including but not limited to: (i) the inability to obtain approval in respect of the Committee on Foreign Review in the United States or to obtain such approval without conditions that are not currently anticipated; or (ii) the failure to satisfy the other conditions for closing set forth in the Merger Agreement.

Under certain circumstances, if the Merger Agreement with Safran is terminated, we may be required to pay Safran a termination fee of $25.0 million or reimburse Safran for up to $12.5 million of Safran’s documented out-of-pocket expenses. If the merger agreement is terminated and all conditions to the consummation of the merger transaction have been satisfied other than those conditions related to regulatory approvals (and those to be satisfied immediately prior to the closing), Safran has agreed to pay the Company a termination fee of $75.0 million.

Lawsuits have been filed and other lawsuits may be filed against us and Safran challenging the Safran merger and seeking, among other things, injunctive relief enjoining the Safran transaction, and an adverse ruling in any such lawsuit may prevent the Safran transaction from being completed. See Item 3, Legal Proceedings.

Because we have consummated the BAE transaction, if we fail to consummate the merger with Safran, we will be required to continue to operate the Company without the Intel Business, which could adversely affect our financial condition, results of operations and share price.

Our business could be adversely impacted as a result of uncertainty related to the Safran transaction.

The Safran transaction (including the risks and uncertainties related to the consummation of the transaction) could cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition. Our employees may experience uncertainty about their future roles at the Company, which might adversely affect our ability to retain and hire key managers and other employees. Our customers and suppliers may experience uncertainty about the Company’s future and may seek alternative business relationships with third parties or seek to alter their business relationships with the Company. In addition, the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business. The occurrence of any of these events, individually or in combination, could adversely affect our financial condition, results of operations and share price.

The Merger Agreement also restricts us from engaging in certain activities and taking certain actions without Safran’s approval, which could adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy or prevent us from pursuing opportunities or other strategic alternatives that may arise prior to the closing of the transaction.

We have incurred, and will continue to incur, significant fees for professional services and other transaction costs in connection with the merger with Safran, and many of these fees and costs are payable by us regardless of whether we consummate the transaction. In addition, our stock price rose upon announcement of the proposed merger with Safran and any failure to consummate the merger could result in a drop in our stock price.

L-1 has a history of operating losses.

L-1 has a history of operating losses before income taxes. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments, amortization of intangible assets and stock-based compensation expense, and in

2010 strategic alternative costs. At December 31, 2010, L-1 had an accumulated deficit of approximately $643.9 million. L-1 will continue to invest in the development of secure credential and biometric technologies, as well as government services and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.

Over 94 percent of L-1 revenue from continuing operations is derived from government contracts which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

More than 94 percent of L-1’s continuing business involves providing solutions and services under contracts with U.S. Federal, State, Local and foreign government agencies. Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in commercial transactions.

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

In addition, government contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on meeting customer requirements, which may be unpredictable, subject to change by the customer, and may be misinterpreted by L-1 which could result in the incurrence of unexpected costs that may be uncompensated and could negatively affect profit margins and liquidity.

Government contracts are subject to continued appropriations by Congress and availability of funding for State and Local programs. Reduced funding or changes in procurement policies that curtail the use of outside contractors could result in terminated, delayed or de-scoped contracts with L-1 and adversely affect the ability for L-1 to meet sales and earnings goals.

For the year ended December 31, 2010 and 2009, U.S. Federal government agencies, directly or indirectly, accounted for 36 percent and 39 percent of L-1 consolidated revenues from continuing operations, respectively. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future political and economic conditions. Failure to approve budgets or raise debt limits may result in a suspension of funding of government operations.

In addition, while spending authorizations defense-related programs by the Federal government has increased in recent years, particularly after the 2001 terrorist attacks and more recently in support of U.S. war efforts in Southwest Asia, future levels of expenditures, mission priorities and authorizations for these programs may decrease, remain constant or shift to programs in areas where L-1 does not currently provide products or services. Current Federal government spending levels for defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq, and may not be sustainable, as a result of changes in government leadership, policies or priorities.

Similar to Federal government contracts, State and Local government agency contracts may be contingent upon availability and appropriation of funds provided by Federal, State or Local entities. In the current economic and political environment, States may reduce or suspend expenditures which may result in cancellation or deferral of projects. State and Local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenue and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flows and profitability inherently difficult. In addition, if L-1 is successful in winning such procurements, there may be unevenness in delivery schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

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

L-1 backlog represents sales value of firm orders for products and services not yet delivered and, for long term executed contractual arrangements (contracts, subcontracts, and customer’s commitments), the estimated future sales value of estimated product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including renewal options expected to be exercised. For contracts with indefinite quantities backlog reflects estimated quantities based on current activity levels. Backlog includes estimates of revenues that are dependent on future government appropriation, option exercise by clients and/or is subject to contract modification or termination. Due to current economic environment and potential spending constraints experienced by State and Local governments, in particular, realization of backlog may be adversely impacted. At December 31, 2010, L-1 backlog from continuing operations was approximately $0.9 billion of which approximately $282.0 million is expected to be realized in 2011. These estimates are based on L-1 experience under such contracts and similar contracts, and the Company believes such estimates to be reasonable in the circumstances. However, L-1 believes that the estimate of revenues reflected in backlog for the following twelve months will generally be more reliable than the estimate for periods thereafter.

If L-1 does not realize a substantial amount of backlog, operations could be harmed and expected future revenues could be significantly reduced.

Quarterly results are difficult to predict due to factors including long sales cycles; if quarterly financial expectations are missed, the L-1 stock price could decline.

Quarterly revenue and operating results are difficult to predict and fluctuate from quarter to quarter. The sales cycle for solutions and services is typically long and subject to a number of significant risks and potential delays over which the Company has no or little control. While potential customers are evaluating L-1 products, the Company may incur substantial selling and marketing costs and expend significant management resources in an effort to obtain sales order and contracts that may never materialize. In addition, as operating expenses are based on anticipated revenue levels, fluctuations in revenues as a result of the timing of contract awards and the exercise of options and task orders can cause operating results to vary significantly between periods. Factors which may delay procuring decisions include:

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

Due to the factors described above, operating results in some periods may not meet investor expectations. If this happens, the market price of L-1 common stock could be adversely impacted. Fluctuations in future quarterly operating results may also be caused by many other factors, including:

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

The installation of secure credentialing systems requires significant capital expenditures. The need to fund such capital expenditures increased following the 2008 acquisition of the secure credentialing business of Digimarc.

For the year ended December 31, 2010, capital expenditures were $45.0 million, as compared to $55.0 million in the prior year. Capital expenditures are expected to approximate $40.0 million for the year ending December 31, 2011. While L-1 expects to fund capital requirements primarily from operating cash flows and borrowings under its revolving credit facility, in the near term, cash otherwise available to fund strategic opportunities and repay long-term debt is reduced. At December 31, 2010, L-1 had cash and cash equivalents of $3.1 million and availability under its existing credit agreement of $68.9 million, subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate capital resources to meet current working capital and capital expenditure requirements and has been successful in the past in obtaining financing for acquisitions, L-1 expects to have increased capital needs as it continues to expand its business.

In addition, if the Safran transaction is not consummated, the Company may be unsuccessful in raising additional financing to fund growth or it may have difficulty in obtaining financing at attractive rates or on terms that are not excessively dilutive to existing shareholders. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on its growth, financial performance and stock price and could require the Company to delay or abandon expansion.

Covenants in the Company’s credit facility may restrict financial and operating flexibility and the Company may not be able to comply with its financial covenants.

L-1 is a party to a credit agreement which, after the repayment of the term loans in February 2011, provides for up to $135.0 million in borrowings through 2013, of which $68.9 million was available at December 31, 2010, subject to continuing compliance with debt covenants. Under the agreement, L-1 is required to maintain specific financial covenants related to leverage and debt service coverages as of the end of each fiscal quarter. On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extended the time period during which previously modified financial covenants will apply under the Credit Agreement due to the Company having entered into a definitive agreement providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review on September 19, 2010. The Third Amendment provides that L-1 must maintain the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 as of the end of the fourth fiscal quarter of 2010, after which L-1 must maintain a minimum Consolidated Debt Service Coverage Ratio of 2.25 to 1.00 as of the end of each fiscal quarter thereafter, and L-1 must maintain a maximum Consolidated Leverage Ratio of 3.85 to 1.00 as of the end of the fourth fiscal quarter of 2010, after which L-1 must maintain a maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter.

At December 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 1.79:1.00 and the Consolidated Leverage Ratio was 3.50:1.00; accordingly the Company was in compliance with the modified financial covenants. After giving effect to the sale of the Intel Businesses to BAE and the required prepayment of L-1’s term loan facility using the net proceeds of such sale, the Company believes it will achieve compliance with the financial covenants applicable in the first quarter of 2011 and thereafter. The ability to satisfy these financial ratios in the future can be affected by events beyond the Company’s control and it cannot assure meeting these ratios. If the merger with Safran does not occur, the Company expects to refinance its debt on a long term basis or otherwise take other actions to repay or amend the term loans and other debt. There is no assurance that a refinancing or other action to repay or modify the loan can be successfully executed.

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

U.S. government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. If an audit or investigation uncovers improper or illegal activities, L-1 may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, L-1 could suffer serious reputational harm if allegations of impropriety were made.

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

L-1 relies on contract manufacturers to produce hardware products under short term manufacturing arrangements. Although L-1 believes it can find alternative sources for the manufacturing of hardware, any disruption of contractual arrangements could result in delaying deliveries or in the loss of sales. The Company obtains certain hardware and services, as well as software applications, from a limited group of suppliers. The reliance on these suppliers involves risks, including reduced control over quality and delivery schedules. Any financial instability of suppliers could result in having to find new suppliers. L-1 may experience delays in manufacturing and deliveries of products and services to customers if the Company loses its sources or if supplies and services delivered from these sources are delayed, which could result in the loss of sales or customers.

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

For the year ended December 31, 2010, L-1 derived approximately 16 percent of total revenues of continuing operations from international sales and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.

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

L-1 expects that it will have increased exposure to foreign currency fluctuations. As of December 31, 2010, accumulated other comprehensive gain includes foreign currency translation gains of approximately $0.7 million.

In addition, L-1 has significant Japanese Yen denominated transactions with Japanese suppliers of hardware and consumables for the delivery to customers. Fluctuations in foreign currencies, including the Japanese Yen, Canadian Dollar, Indian Rupee and the Euro could result in unexpected fluctuations to results of operations, which could be material and adverse.

If L-1 does not successfully expand direct sales and services organizations and partnering arrangements, the Company may not be able to increase sales to meet L-1’s growth expectations.

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

There is a risk that for unforeseen reasons L-1 may be required to repair or replace a substantial number of systems in use or to reimburse customers for systems that fail to work or meet strict performance criteria. From time to time, in certain critical or complex sale or licensing transactions, L-1 may be compelled to accept liability provisions that vary from the Company’s preferred contracting model. There is a risk that in certain contracts and circumstances L-1 may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable. L-1 carries product liability insurance, but existing coverage may not be adequate to cover potential claims. Although the Company will deploy back-up systems, the failure of products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to reputation. This could result in contract terminations and have a material adverse effect on business and financial results.

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

Failure to prevail against any third party infringement claim could have a material adverse effect on the business and financial results. Even if L-1 is not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of resources and management attention, termination of customer contracts and harm to the Company’s reputation.

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

If the Safran transaction is not completed, much of L-1’s future success depends on the continued service and availability of senior management, including the Chairman of the Board, President and Chief Executive Officer, Robert V. LaPenta, and other members of the executive team. These individuals have acquired specialized knowledge and skills with regards to advanced technology identity solutions. The loss of any of these individuals could severely harm the business. L-1 also is highly dependent on the ability to retain, hire and motivate talented highly skilled personnel. Experienced personnel in the advanced technology identity solutions industry are in high demand and competition for their talents is intense. If L-1 is unable to successfully attract, retain and motivate key personnel, the business may be severely harmed.

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

In connection with the Aston investment in the Company, Aston became the largest shareholder of L-1, currently owning approximately 8.1 percent of L-1’s outstanding common stock. As a result, Aston (together with its affiliate, L-1 Investment Partners LLC) has an influence on matters requiring approval by shareholders, including the election of directors and most corporate actions, such as mergers and acquisitions. In addition, L-1 has significant relationships within L-1 Investment Partners LLC and Aston including Mr. Robert V. LaPenta, founder and Chief Executive Officer of L-1 Investments Partners LLC who is Chairman of the Board and Chief Executive Officer and President of L-1.

Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce are affiliates of L-1 Investment Partners LLC and Aston, serve as the Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing and Sales Officer, and Executive Vice President of Corporate Communications, respectively.

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

Mr. LaPenta also has a significant personal investment in L-1 common stock through his controlling interest in Aston and his direct ownership which, at December 31, 2010 considered in the aggregate, represented beneficial ownership of approximately 14.6 percent of the outstanding L-1 common stock. The concentration of large percentages of ownership in any single shareholder, or in any series of single shareholders, may influence the likelihood or timing of any change in control of the Company. Additionally, the sale of a significant number of shares in the open market by single shareholders or otherwise could adversely affect the Company’s stock price. In connection with the Safran transaction, Mr. LaPenta and Aston entered into a voting agreement under which they agreed to vote all shares beneficially owned by them in favor of the Safran transaction and not to transfer their shares other than pursuant to the Safran transaction, in each case subject to limited exceptions.

Acquisition Related Risks

Integration of acquired businesses may be difficult to achieve and will consume significant financial and managerial resources, which may adversely affect operations.

The L-1 operating philosophy is to let acquired businesses operate in an autonomous manner subject to corporate oversight but integrating and rationalizing duplicative functions to achieve revenue and cost synergies. The Company may encounter substantial difficulties, costs and delays in integrating the operations recently acquired and future acquisitions such as:

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

L-1 recorded impairment charges aggregating $3.1 million in 2010 and $528.6 million in 2008 for goodwill and long-lived assets, primarily related to the biometric businesses. At December 31, 2010, goodwill, intangible assets and property and equipment related to continuing operations amounted to $700.3 million, $61.3 million and $126.2 million, respectively. Because goodwill represents a residual after the purchase price is allocated to the fair value of acquired assets and liabilities, it is difficult to quantify the factors that contribute to the recorded amounts and subsequent impairments, if any. Nevertheless, management believes that the following factors have contributed to the amount recorded:

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

If the L-1 stock price were to decrease materially from current levels and remain depressed for a sustained period of time, the Company may be required to assess the carrying amount of goodwill and long-lived assets of reporting units before the next scheduled annual impairment test. If at that time the estimated fair values of the reporting units are less than their respective carrying amounts, L-1 would need to determine whether goodwill and long-lived assets would be impaired. Moreover, if economic conditions deteriorate and capital markets conditions negatively impact the valuation of enterprises, the estimated fair values of L-1 reporting units could be adversely impacted, which could result in future impairments.

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

Information about the Company’s leased facilities related to continuing operations follows.

		Expire
Location	Square Feet	Date

Billerica, Massachusetts	90,000	April 2016
Bloomington, Minnesota	59,000	October 2014
Fort Wayne, Indiana	48,000	January 2013
Martinez, California	26,000	May 2011
Nashville, Tennessee	21,000	December 2013
Sacramento, California	21,000	May 2015
Arlington, Virginia	20,000	December 2012
Jersey City, New Jersey	18,000	July 2017
Stamford, Connecticut	17,000	March 2015
Springfield, Illinois	15,000	December 2015
Markham, Canada	13,000	December 2015
Concord, California	23,000	November 30, 2018
Forest Park, Georgia	10,000	May 2014
Oakville, Canada	8,000	Monthly
Lacey, Washington	8,000	Monthly
Harrisburg, Pennsylvania	5,000	September 2011

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

Putative Shareholder Class Action Litigation

The Company was named as a defendant in five putative shareholder class actions filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk at Stamford, arising out of the transactions with Safran and BAE pursuant to the Merger Agreement and BAE Purchase Agreement. The actions were captioned: Michael Palma v. Robert LaPenta et al., CV-10-6006781-S (Conn. Super. Ct.), Barry P. Kranz, Jr. v. L-1 Identity Solutions et al., CV-10-6006760-S (Conn. Super. Ct.), Michael Matteo v. L-1 Identity Solutions et al., CV-10-6006759-S (Conn. Super. Ct.), Dart Seasonal Products Retirement Plan v. L-1 Identity Solutions et al., CV-10-6006835-S (Conn. Super. Ct.), and George F. Chrisman v. Robert LaPenta et al., CV-10-6006886-S (Conn. Super. Ct.) (collectively, the “Shareholder Actions”).

The plaintiffs in the Shareholder Actions generally alleged the members of the L-1 Board of Directors and certain officers of the Company breached their fiduciary duties to shareholders by, among other things, allegedly failing to receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to certain terms in the proposed merger agreement with Safran that allegedly discourage competing offers from other potential bidders and/or benefit defendants. The Shareholder Actions generally alleged that the Company aided and abetted these alleged breaches of fiduciary duty. Certain of the suits also alleged claims against Safran, Merger Sub, BAE and BAE Systems, Inc. (the parent entity to BAE and the U.S. affiliate of BAE Systems plc) for aiding and abetting the foregoing alleged breaches of fiduciary duty. The Shareholder Actions generally sought preliminary and permanent relief, including, among other things, permission to proceed as a class action, declaratory relief declaring that defendants have breached their fiduciary duties, an injunction enjoining the transactions contemplated by the Merger Agreement and BAE Purchase Agreement, rescissionary damages in the event that the Transactions are consummated, costs and attorneys’ and experts’ fees.

On December 1, 2010, the plaintiffs reported that they had agreed on a lead counsel and lead plaintiff structure whereby the Matteo, Kranz & Dart Seasonal Products Retirement Plan plaintiffs became co-lead plaintiffs and their counsel co-lead counsel. On December 3, 2010, the Court entered an order consolidating the actions and appointing a leadership structure consisting of Kranz and Dart Seasonal Products Retirement Plan as Lead Plaintiffs, the law firms of Robbins Umeda LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel for Plaintiffs, and the law firms of Wofsey Rosen Kweskin Kuriansky, LLP and Diserio Martin O’Connor & Castiglioni LLP as Co-Liaison Counsel for Plaintiffs. The caption for the consolidated cases is: In re L-1 Identity Solutions, Inc. Shareholder Litigation, Lead Case No. X05-FST-CVIO-6006759-S.

On December 6, 2010, Lead Plaintiffs filed a Motion for Limited Expedited Discovery and for a Briefing and Hearing Schedule on Plaintiffs’ Anticipated Motion for Equitable Relief and Objection to Defendants’ Request for Extension of Time to Respond to Plaintiff’s Discovery Requests in the Court. On December 10 and 13, 2010, the Company and the other defendants (except the BAE defendants who had already filed motions to strike and to stay), respectively, filed motions to strike the Complaint and motions to stay discovery pending adjudication of the motions to strike and objections to Lead Plaintiffs’ motion to expedite discovery.

On December 15, 2010, after arm’s length negotiations, the parties entered into a memorandum of understanding (“MOU”) to settle the litigation, which will be memorialized in a final settlement agreement to be submitted to the Court for approval. Pursuant to the MOU, the Company agreed to make certain additional disclosures in the Final Proxy. Additionally, pursuant to the MOU, the plaintiffs will be afforded the opportunity to conduct confirmatory discovery sufficient to confirm the fairness and reasonableness of the terms of the final settlement agreement.

The Company continues to vigorously deny any and all liability with respect to the facts and claims alleged in the action.

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. Subsequent addenda to these tolling agreements extended the tolling period through August 27, 2010. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that had been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance.

On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. On August 26, 2010, based on the expiration of the tolling period stated in the tolling agreements with the individual officers and directors, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval were filed by six groups of appellants. In October 2010, four of the groups of appellants withdrew their appeals with prejudice. Plaintiffs have moved to dismiss with prejudice one of the remaining appeals based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record, and moved to dismiss the other appeal based on alleged lack of standing. It is unclear when the Second Circuit will rule on these motions.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the

Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position and results of operations.

Patent Litigation

On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 regarding the making, using, offering for sale and selling of ID cards, including drivers’ licenses. On August 19, 2010, the Company filed an amended answer to the complaint, which contained counterclaims for declaratory judgment against the plaintiff. The Court has set a trial date of June 11, 2012. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.

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

[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for L-1 Common Stock

L-1 common stock is traded on the New York Stock Exchange under the symbol “ID.” As of February 24, 2011, there were 828 holders of record of L-1 common stock.

The quarterly high and low sales prices, as reported by the New York Stock Exchange or NASDAQ, as applicable, of L-1 common stock during 2010 and 2009 were as follows:

	2010		2009
Quarter	High	Low	High	Low

First Quarter	$9.46	$6.97	$8.16	$3.23
Second Quarter	$9.06	$6.78	$9.50	$4.93
Third Quarter	$11.75	$7.11	$8.64	$6.74
Fourth Quarter	$11.95	$11.73	$7.90	$5.67

Dividend Policy

L-1 paid no dividends in 2010 or 2009.   L-1 presently intends to retain its cash for use in the operation and expansion of business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, L-1 is prohibited from paying dividends pursuant to its credit agreement with Bank of America, N.A.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no significant shares repurchased of common stock during 2010 and 2009. On January 26, 2011, JP Morgan Chase delivered 3,490,400 shares of common stock pursuant to the prepaid forward contract. The shares are being held in treasury.

Equity Compensation Plan Information(1)

Information about our equity compensation plans as of December 31, 2010 is as follows:

Number of
securities
remaining available
for future issuance
	Number of Securities		under equity
	to be issued upon	Weighted Average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,485,703	$12.4512	1,300,016 (2)
Equity compensation plans not approved by security holders(3)	2,144,455	$16.0043	0
Total	5,630,158	$13.8045	1,300,016

(1)	The following plans were assumed by the Company in connection with acquisitions: Bioscrypt Inc. Primary Stock Option Plan; Bioscrypt Inc. A4Vision Plan; Identix Incorporated 1995 Equity Incentive Plan;

Identix Incorporated 2000 New Employee Stock Incentive Plan; Identix Incorporated Non-Employee Directors Stock Option Plan; Imaging Automation, Inc. 1996 Stock Option Plan; Imaging Automation, Inc. 2003 Employee, Director And Consultant Stock Plan; Visionics Corporation 1990 Stock Option Plan; Visionics Corporation 1998 Stock Option Plan; and Visionics Corporation Stock Incentive Plan. As of December 31, 2010, 1,498,980 shares of Company common stock were issuable upon the exercise of outstanding stock options under these plans at a weighted average price of $11.3254. No subsequent grants will be made under these plans. Information regarding options outstanding under acquired Company plans is not included in the above table.

(2)	Under the L-1 Identity Solutions, Inc. Amended and Restated 2006 Employee Stock Purchase Plan, 1,300,216 shares remain available for purchase under the plan and no shares are subject to purchase during the current purchase period.

(3)	In February 2002, the board of Identix adopted the Identix Incorporated 2002 Equity Incentive Plan (the “Identix Plan”) and in June 2002 the shareholders of Identix approved the Identix Plan. The Identix Plan authorized employees, directors and consultants to receive up to 5,800,000 shares of common stock. In August 2006, Viisage merged with Identix and the Identix Plan was assumed pursuant to the terms of the merger. Following the merger, employees, directors and consultants of Identix were eligible to receive additional grants under the Identix Plan and outstanding awards under the Identix Plan continued to be exercisable upon the same terms and conditions (after giving effect to any acceleration of vesting resulting from the merger); provided, however, that (i) each such option thereafter was exercisable for a number of shares of the Company’s common stock (rounded down to the nearest whole share) equal to the product obtained from multiplying the number of shares of common stock of Identix subject to such option by 0.473, and (ii) the exercise price per share of the Company’s common stock was to equal the quotient obtained from dividing the exercise price per share of common stock of Identix subject to such option in effect immediately prior to the merger by 0.473 (rounded up to the nearest whole cent).

Stock Performance Chart

The following performance chart assumes an investment of $100 on December 31, 2005 and compares the change through December 31, 2010 in the market price for L-1 common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Comparative Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

The Selected Comparative Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: CACI International, Inc., LaserCard Corporation, Bio-Key International and ImageWare Systems, Inc. The selected group data have been changed from that provided in prior periods to eliminate Cogent, Inc, and ActivIdentity Corporation which are no longer public companies.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of L-1’s common stock.

Stock Performance Chart

Item 6.	Selected Financial Data

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and L-1’s audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included in this annual report on Form 10-K, from which the data have been derived for the dates and periods indicated. The financial data set forth below has been revised to retroactively reflect the Company’s Intel Business as discontinued operations. The balance sheet data for all dates have been derived from the audited financial statements for the respective years. The income statement data for 2006 have been derived from unaudited statement of operations reflecting the Intel Business as discontinued operations. The historical results of operations are not necessarily indicative of future results.

	2010(3)	2009(2)(3)	2008(1)(2)(3)	2007(1)(2)(3)	2006(2)(3)

Statement of Operations Data:
Revenues	$450,128	$437,129	$358,139	$272,533	$151,285
Cost of revenues	329,705	309,583	251,099	188,444	105,056

Gross profit	120,423	127,546	107,040	84,089	46,229

Operating expenses:
Sales and marketing	37,193	38,651	36,425	27,719	14,430
Research and development	22,309	20,730	25,244	18,482	11,589
General and administrative	59,567	54,953	49,185	39,667	28,358
Asset impairments and acquisition related expenses	3,150	662	529,683	5,000	22,767
Strategic alternative transactions costs and other	11,070	—	900	1,266	300

Total operating expenses	133,289	114,996	641,437	92,134	77,444

Operating income (loss)	(12,866)	12,550	(534,397)	(8,045)	(31,215)
Financing costs	(17,025)	(14,666)	(13,281)	(7,926)	(310)
Other income (expense), net	(338)	(324)	12	(143)	1,646

Loss before income taxes and discontinued operations	(30,229)	(2,440)	(547,666)	(16,114)	(29,879)
Benefit (provision) for income taxes	20,215	1,325	(7,643)	27,758	(2,177)

Net income (loss) from continuing operations, net of income taxes	(10,014)	(1,115)	(555,309)	11,644	(32,056)
Net income (loss) from discontinued operations, net of income taxes	(6,451)	(2,888)	3,715	4,163	1,019

Net income (loss)	(16,465)	(4,003)	(551,594)	15,807	(31,037)
Net income attributable to non-controlling interest	(21)	(195)	—	—	—

Net income (loss) attributable to L-1 shareholders	$(16,486)	$(4,198)	$(551,594)	$15,807	$(31,037)

Basis and diluted net income (loss) per share
Continuing operations	$(0.11)	$(0.01)	$(7.16)	$0.16	$(0.73)

Discontinued operations	$(0.07)	$(0.03)	$0.05	$0.06	$0.02

Attributable to L-1 shareholders	$(0.19)	$(0.05)	$(7.12)	$0.22	$(0.71)

Weighted average common shares outstanding:
Basic	87,756	85,516	77,518	71,663	43,823

Diluted	87,756	85,516	77,518	72,385	43,823

Balance Sheet Data:
Current assets, net of current liabilities	$27,401	$9,403	$24,371	$40,869	$11,658
Total assets	1,392,856	1,323,825	1,309,821	1,435,595	1,227,225
Long-term debt, including current maturities	483,463	446,366	448,491	234,918	80,000
Equity	740,331	730,461	708,480	1,098,749	1,067,085

(1)	See Note 14 to the consolidated financial statements.

(2)	The results of each of the years presented have been materially impacted by acquisitions, including the Intel Business initially included in the results of operations in 2006. See Note 13 to the consolidated financial statements.

(3)	Beginning in 2007, the results of operations reflects the retrospective adoption of guidance related to the accounting for convertible debt instruments and guidance related to the expensing of acquisition related costs. See Note 2 to the consolidated financial statements. Beginning in 2006 the results of operations also reflects the retroactive presentation of the Intel Business as discontinued operations. See Note 15 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Transactions

In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. Subsequently, on September 19, 2010, the Company entered into an agreement (the “Merger Agreement”) with Safran SA (“Safran”) and Laser Acquisition Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Safran, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company is to be acquired by Safran in a merger transaction providing for shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. Completion of the merger remains subject to certain conditions, including, among others, (i) termination or expiration of the Committee on Foreign Investment in the United States (“CFIUS”) review period pursuant to the Exon-Florio Provision of the Defense Production Act of 1950; (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Safran and compliance by the Company and Safran with their respective obligations under the Merger Agreement; (iv) no law or government order prohibiting the merger; and (v) other customary conditions.

In February 2011, the Company completed its previously announced sale of the Intel Business to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc). Pursuant to the terms of the Purchase Agreement, dated as of September 19, 2010 (the “BAE Purchase Agreement”), by and between the Company and BAE, the Company sold the Intel Business to BAE for a purchase price of $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations, the net proceeds of which were used to repay $289.3 million of outstanding debt under the Company’s credit agreement.

The accompanying financial data reflect the impact of the sale of the Intel Business, whose operating results have been reflected as discontinued operations for all periods presented, and the related assets have been presented as assets held for sale and liabilities related to assets held for sale as of December 31, 2010. However, the consolidated financial statements do not reflect the pro forma effect of the sale of the Intel Business or the repayment of the long-term debt in accordance with the terms of the Credit Agreement. Unless otherwise noted, revenues and expenses presented herein exclude amounts attributable to discontinued operations. See Notes 1 and 15 to the consolidated financial statements for additional information.

Business Trends

In the last two years management considered the following factors, among others in evaluating its financial condition and operating results:

•	Our Biometrics operating segment, while having growth opportunities, may be subject to the lengthy sales cycles involved in large government procurements domestically and internationally. For example, during 2009 and 2010 the Company experienced a delay regarding the sale of an increased capacity license relating to a sole source program. In recent months, the division has expanded its marketing and proposal efforts outside the United States and recorded revenues from the sale of products related to the India UID program.

•	Our Secure Credentialing operating segment has been successful in winning large competitive credentialing contracts and continues to have opportunities in assisting US DMVs with cost effective and efficient programs. International new awards can be subject to lengthy sales cycles and delays, as recently has been the case in connection with certain programs in Africa and South America.

•	We have been awarded 22 out of 27 competitive driver license contracts and contract extensions since January 1, 2010 which will result in revenue increases over the term of the contracts once the systems are implemented. These secure solutions require up front capital expenditures before such revenue increases are realized. Capital expenditures, which are primarily related to the secure credentialing business, aggregated approximately $45.0 million in 2010 and are expected to approximate $40.0 million in 2011. We expect that there will be a decline in capital expenditures in 2012 as the majority of our recently awarded driver’s license contracts will be implemented.

•	Our existing credit agreement which was executed in August 2008 in the midst of the severe global economic crisis contains certain restrictions, principal repayment schedules and financial covenants that are significantly more restrictive than those prevailing in the current lending environment. In 2009 and 2010, we amended the credit agreement to reduce the principal payments on a permanent basis, and recently modified certain financial covenants to provide for significant operating flexibility as we continue to operate the businesses pending completion of the sale transaction with Safran. In 2011, in connection with the consummation of the BAE transaction, we repaid approximately $289.3 million of our debt, improving our liquidity and our ability to meet our debt covenants.

•	While we have grown significantly though acquisitions, we have not consummated any material acquisitions since the August 2008 acquisition of the secure ID systems business of Digimarc, as we have focused on growing the existing business to improve our liquidity and completing our strategic alternative process.

The results of operations of the Company have been impacted by the considerations described above. Additional specific events that directly impacted the financial condition, results of operations and cash flows are discussed in the Consolidated Results of Operations and Liquidity and Capital Resources sections.

Revenues from continuing operations, increased to $450.1 million for the twelve months ended December 31, 2010, from $437.1 million for the year ended December 31, 2009. L-1’s net loss from continuing operations for the year ended December 31, 2010 was $10.0 million, compared $1.1 million loss for the year ended December 31, 2009. The net loss from continuing operations in 2010 includes a pre-tax impairment charge of $3.2 million primarily related to Registered Traveler program and pre-tax charges of $11.1 million of costs related to the strategic alternative process that resulted in executing definitive agreements to sell the Company. The 2009 loss includes a pre-tax provision of $1.2 million related to the suspension of the Registered Traveler program.

The net loss from discontinued operations for the year ended December 31, 2010 was $6.5 million, compared to a corresponding net loss of $2.9 million for the year ended December 31, 2009 and includes $4.7 million of strategic alternative costs. In the first quarter of 2011, the Company will recognize a pre-tax gain on the sale of the Intel Business to BAE of approximately $40.0 million.

Revenues

The Secure Credentialing business generates revenues from the sales of solutions consisting of bundled proprietary software with commercial off-the-shelf equipment and related maintenance and services, the sale of secure printing solutions and related consumables, and the design, customization and installation of secure credential issuance systems which generate revenues as the credentials are issued by the customer. The division also generates revenues from sales of solutions using biometric technologies of other divisions.

The Biometrics/Enterprise Access business generates revenues from the sale of biometric solutions incorporating fingerprint, facial, and iris biometrics and system components necessary for the biometric capture and knowledge discovery and the sale of biometrics solutions using proprietary multi-biometric capture devices bundled together with proprietary software and other biometric technologies, as well as sales of licenses and software. The division’s offerings include Live Scan and mobile systems and services for biometric capture and identification, systems and biometric solutions that include modules and software for biometric matching and verification, and related maintenance services. Revenues are generated by sales of hardware, software and maintenance and other services. In addition, the division provides solutions that include biometrics-based readers used to secure buildings and restricted areas.

The Enrollment Services business generates revenues through the sales of enrollment and background screening products and fingerprinting services principally under long term service contracts.

Government Consulting Services (now reported as discontinued operations) consists of the businesses of Advanced Concepts Inc., McClendon LLC, SpecTal, LLC, and generates revenue by providing consulting and information technology services to U.S. intelligence and military communities, principally under long term Federal contracts and subcontracts.

L-1 markets its solutions and services primarily to U.S. and foreign, Federal, State and Local government agencies and law enforcement agencies. L-1 also is working to expand the use of its solutions in commercial markets, particularly financial services, transportation and healthcare. In a typical contract with a government entity for an identity solution, L-1 designs the system, supplies and installs equipment and software and integrates the solution within the entity’s existing infrastructure and provides maintenance services. These contracts may be structured as fixed price contracts with payments made upon completion of agreed milestones or deliveries and with each milestone or delivery typically having a value specified in the contract. Alternatively, these contracts may provide for a fixed price per credential issued as is typical in the driver’s license market. For services contracts, L-1 is compensated at a rate per fingerprint delivered in the case of fingerprinting services, or on a time and material, fixed price level of effort and cost reimbursable basis for Government Consulting Services contracts.

L-1’s aggregate revenues from continuing and discontinued operations have grown to $668.5 million in 2010 from $66.2 million in 2005. L-1 growth in revenues is due principally to acquisitions consummated, increased demand for identity solutions related to heightened emphasis on security, secure credentials, document authentication and biometrics, as well as increased demand for government security services. L-1 anticipates that the U.S. government agencies will continue to be major customers for the foreseeable future. L-1 also expects to experience increased demand from a number of other government entities as they deploy identity solutions, particularly document authentication, at points of entry and exit, including borders, seaports and airports and in connection with national identification programs. Notwithstanding expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of the Company’s control, such as the level and timing of budget appropriations. Any funding delays or other changes in the rollout of government programs utilizing L-1 solutions, products and services could cause revenues to fall short of expectations.

Acquisitions

L-1 has pursued strategic acquisitions to complement and expand its existing solutions and services. Acquisitions since January 1, 2008 include:

•	February 2010 acquisition of certain assets of Retica Systems.

•	August 2008 acquisition of Old Digimarc, which provides secure credentialing systems to State and Local government agencies.

•	March 2008 acquisition of Bioscrypt, which provides enterprise access products and solutions to government agencies and commercial entities.

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

Reportable Segments Results of Operations

L-1 operates in two reportable segments, the Solutions segment and the Services segment. Prior to September 19, 2010 the Services reportable segment consisted of the SpecTal/McClendon, Advanced Concepts and the Enrollment Services operating segments. As a result of presenting the SpecTal/McClendon and Advanced Concepts operating segments as discontinued operations, the Services reportable segment now consists of the Enrollment Services operating segment; accordingly, the segment data has been retroactively revised. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted

EBITDA and unlevered free cash flow. Operating results by segment for continuing operations, including allocation of corporate expenses, for the three years ended December 31, 2010 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Solutions:
Revenues	$331,989	$322,512	$280,045
Operating Income (Loss)	(8,629)	12,509	(534,779)
Depreciation and Amortization Expense	34,484	29,593	41,051
Services:
Revenues	118,139	114,617	78,094
Operating Income (Loss)	(4,237)	41	382
Depreciation and Amortization Expense	4,009	2,927	2,751
Consolidated:
Revenues	450,128	437,129	358,139
Operating Income (Loss)	(12,866)	12,550	(534,397)
Depreciation and Amortization Expense	38,493	32,520	43,802

In 2010 and 2009, the Solutions reportable segment includes a provision of $3.1 million and $1.2 million, respectively, primarily related to the suspension of the Registered Traveler program. In 2008, the Solutions and Services reportable segments include goodwill and long-lived asset impairments of $527.2 million and $1.4 million, respectively, and the Solutions segment includes merger related severance costs of $1.1 million. In 2010, the Solutions and Services segments includes allocated strategic alternative costs of $9.7 million and $1.4 million, respectively.

Excluding the above charges, the operating income (loss) for Solutions was $4.2 million in 2010, $13.7 million in 2009 and ($6.5) million in 2008 and operating income (loss) for Services was ($2.8) million in 2010 and $1.8 million in 2008. The 2010 period also reflects higher depreciation as a result of new credentialing systems coming on line. The 2008 period also reflects higher intangible amortization of intangible assets.

Revenue increases for the Solutions segment are primarily attributable to the acquisition of Digimarc in August 2008 and Bioscrypt in March 2008 as well as organic growth in the business as discussed below. Revenue increases for the Services segment reflects growth from higher volumes and new contracts.

Dependence on Significant Customers

For the year ended December 31, 2010, U.S. Federal government agencies, directly or indirectly, accounted for 36 percent of consolidated revenues from continuing operations. For the years ended December 31, 2009 and 2008, U.S. Federal Government agencies, directly or indirectly accounted for 39 percent and 44 percent of consolidated revenues from continuing operations, respectively. Accounts receivable from U.S. government agencies amounted to $8.6 million and $13.9 million at December 31, 2010 and 2009, respectively.

Discontinued Operations

Effective September 19, 2010, the Intel Business has been presented as discontinued operations. All prior period data have been revised accordingly. The following table summarizes operating data related to discontinued operations (in thousands):

	2010	2009	2008

Revenues	$218,402	$213,808	$204,733
Cost of sales	(154,432)	(149,736)	(143,770)
Operating expenses	(49,049)	(41,488)	(40,334)

Operating income	14,921	22,584	20,629
Interest expense	(23,715)	(26,655)	(14,613)
Other income	721	50	16

Income (loss) before income taxes	(8,073)	(4,021)	6,032
Benefit (provision) for income taxes	1,622	1,133	(2,317)

Net income (loss) from discontinued operations	$(6,451)	$(2,888)	$3,715

Revenues from discontinued operations increased by $4.6 million in 2010 and $9.1 million in 2009 which reflects the impact of competitive pressures and the goal of certain agencies in the intelligence community to reduce reliance on subcontractors. The 2010 results include $4.7 million of strategic alternative costs. Operating margins before strategic alternative costs were 9.0 percent (6.8 percent after strategic alternative costs), 10.6 percent and 10.1 percent for 2010, 2009 and 2008, respectively.

Interest expense represents allocated costs incurred in connection with the debt required to be repaid from the proceeds from the sale of the discontinued operations.

Continuing Operations

Consolidated Results

Comparative results of operations have been affected by the March 2008 acquisition of Bioscrypt and the August 2008 acquisition of Old Digimarc (collectively the “Acquisitions”).

In addition to the impact of the Acquisitions, the following items impacted operating results, net of related tax effects, if applicable (in millions):

	2010	2009	2008

Goodwill impairment	$—	$—	$(430.0)
Impairment of long-lived assets	(2.0)	—	(61.3)
(Addition) reduction of tax valuation allowance	9.0	0.7	(48.0)
Strategic alternative and merger related costs	(8.1)	(0.4)	(0.7)
Costs and provision related to suspended Registered Traveler program	—	(1.5)	(0.8)

	$(1.1)	$(1.2)	$(540.8)

Specific information regarding the impact of the Acquisitions on the results of operations is provided below.

Comparison of 2010 to 2009

Revenues (in thousands)

	Year Ended December 31,
	2010	2009

Services	$117,810	$113,445
Solutions	332,318	323,684

	$450,128	$437,129

Products and Services Revenues

The following represents details of the products and services revenues for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Services:
U.S. Federal government services	$25,673	$35,737
State and local government services	92,137	77,708

Total Services	117,810	113,445

Solutions:
State and local government solutions	122,165	117,547
Hardware and consumables	96,255	116,305
Software licensing fees and other	76,279	56,047
Maintenance	37,619	33,785

Total Solutions	332,318	323,684

Total Revenues	$450,128	$437,129

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

Revenues increased by $13.0 million for the year ended December 31, 2010 or 3 percent from the year ended December 31, 2009. The increase from the prior year reflects revenue growth in L-1’s state drivers license contracts and hardware sales to India both of which are included in the Solutions segment. In addition, there were higher volumes in L-1’s enrollment services included in L-1’s Services segment.

Approximately 26 percent of L-1 revenues from continuing operations in 2010 and 2009 were derived from long-term service contracts with the U.S. Federal and State governments included in the L-1 Services reportable segment. These contracts are fixed unit price contracts for which L-1 is compensated as fingerprints are transmitted to the appropriate government agency.

Approximately 27 percent of L-1 revenues from continuing operations in 2010 and 2009 were derived from long-term contracts for the production of driver’s licenses and credentials for which L-1 is compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

The remaining revenues, including other revenues from the driver’s licenses contracts which are not based on card production volumes, comprise 47 percent of revenues for the years ended December 31, 2010 and 2009 and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Most of L-1 research, engineering and development and sales and marketing costs are related to generating these revenues.

Cost of Revenues and Gross Margin (in thousands)

	Year Ended December 31,
	2010	2009

Cost of revenues, excluding items noted below	$295,021	$280,340
Depreciation and amortization expense	28,402	23,021
Amortization of acquired intangible assets	5,229	5,349
Stock-based compensation	1,053	873

Total cost of revenues	$329,705	$309,583

Gross profit	$120,423	$127,546

Gross margin	27%	29%

Cost of revenues increased by $20.1 million or 6% for the year ended December 31, 2010 compared to the year ended December 31, 2009 which is consistent of the increase in revenues. Gross margin for 2010 was 27 percent compared to 29 percent in 2009. The decrease was due primarily to higher growth in revenues from lower margin enrollment services relative to the growth in L-1’s higher margin biometrics and credentialing solutions, which was also impacted by more competitive pricing in biometric products.

Included in the cost of revenues were $34.7 million and $29.2 million of non-cash charges for the years ended December 31, 2010 and 2009, respectively, which increased by $5.5 million, reflecting higher depreciation from our credentialing business. These non-cash charges reduced gross margins by 8 percent and 7 percent for the years ended December 31, 2010 and 2009, respectively.

Sales and Marketing Expenses (in thousands)

	Year Ended December 31,
	2010	2009

Sales and marketing expenses	$37,193	$38,651

As a percentage of revenues	8%	9%

Sales and marketing expenses decreased by approximately $1.5 million for the year ended December 31, 2010 compared to the prior year. The decrease is attributable to cost reductions from synergies and rationalization in certain of L-1 businesses. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and Development Expenses (in thousands)

	Year Ended December 31,
	2010	2009

Research and development expenses	$22,309	$20,730

As a percentage of revenues	5%	5%

Research and development expenses increased by approximately $1.6 million for the year ended December 31, 2010 compared to the prior year. L-1 continues to focus on enhancing L-1 credentialing and biometric solutions offerings while maximizing L-1’s research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by lower utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues and in capital projects. Gross research and development expenditures aggregated to $50.1 million for the year ended December 31, 2010 compared to $46.9 million in the prior year. Virtually all of L-1’s research and development costs are attributable to the Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 15 percent for the years ended December 31, 2010 and 2009. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of L-1 products.

General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2010	2009

General and administrative expenses	$59,567	$54,953

As percentage of revenues	13%	13%

General and administrative expense increased approximately by $4.6 million for year ended December 31, 2010 compared to 2009. The increase relates to employee related expenses including stock-based compensation. As a percentage of revenues, general and administrative expenses remained flat at 13 percent for the years ended December 31, 2010 and 2009. General and administrative costs in 2009 also include a provision of $1.2 million related to suspension of the Registered Traveler program. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for L-1’s executive and administrative personnel, professional and Board of Directors’ fees, public and investor relations and insurance.

Asset Impairments and Acquisition Related Expenses (in thousands)

	Year Ended December 31,
	2010	2009

Asset impairments and Acquisition Related Expenses	$3,150	$662

The asset impairment charge in 2010 primarily related to the Company’s decision not to participate in the restart of the Registered Traveler program. In 2009 the Company recorded $0.7 million related to potential acquisitions that were not consummated.

Strategic Alternative Transactions Costs and Other (in thousands)

	Year Ended December 31,
	2010	2009

Strategic alternative transactions costs and other	$11,070	$—

Strategic alternative transactions costs were $11.1 million for the year ended December 31, 2010 and primarily represent legal and advisory costs incurred in connection with the exploration of strategic alternatives in 2010, and exclude costs attributable to the Intel Business.

Financing Costs (in thousands)

	Year Ended December 31,
	2010	2009

Financing costs:
Contractual interest	(9,686)	(7,809)
Other financing costs	(7,339)	(6,857)

Financing costs	$(17,025)	$(14,666)

For the year ended December 31, 2010, financing costs increased by approximately $2.4 million compared to the prior year as a result of increased borrowings outstanding under the revolving credit facility. Financing costs are net of amounts attributed to discontinued operations of $23.7 million and $26.6 million in 2010 and 2009, respectively.

Other Expense, Net (in thousands)

	Year Ended December 31,
	2010	2009

Other expense, net	$(338)	$(324)

Other expense, net includes interest income and realized and unrealized currency transaction gains and losses on foreign currency transactions, which are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.

Income Taxes (in thousands)

	Year Ended December 31,
	2010	2009

Benefit (provision) for income taxes	$20,215	$1,325

The 2010 results reflect an income tax benefit of $20.2 million, primarily reflecting an increase in deferred tax assets as a result of current year temporary differences of $12.0 million, as well as a reduction of the valuation allowance related to the estimated utilization of net operating loss carryforwards of $9.0 million. At December 31, 2010, the Company had U.S. Federal net operating loss carryforwards of $477.2 million, which may be used to reduce future taxable income. In addition, the Company has $145.2 million of deductible goodwill, of which $46.4 million relates to continuing operations. Management evaluated the adequacy of the valuation allowance in light of the results for the year based on the cumulative results of operations for the three years ended December 31, 2010, after considering items that do not enter in the determination of taxable income, and the likely future operating results, including the expected tax gain from the sale of the Intel Business. Management will continue to evaluate the adequacy of the valuation allowance annually, and when its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income.

The 2009 results reflect an income tax benefit of $1.3 million, primarily reflecting an increase in deferred tax assets as a result of current year temporary differences, net of the utilization of net operating losses to offset estimated net taxable income. At December 31, 2009, the Company had U.S. Federal net operating loss carryforwards of $447.7 million, which may be used to reduce future taxable income. In addition, the Company has $159.5 million of deductible goodwill, of which $51.8 million relates to continuing operations. Management evaluated the adequacy of the valuation allowance in light of the results for the year based on the cumulative results of operations for the three years ended December 31, 2009, after considering items that do not enter in the determination of taxable income, and the likely future operating results. The review indicated that the recorded valuation allowance related to net operating losses was adequate as of December 31, 2009.

Comprehensive Loss (in thousands)

	Year Ended December 31,
	2010	2009

Net loss	$(16,465)	$(4,003)
Changes in accumulated comprehensive income (loss)	(152)	1,879

Comprehensive loss	$(16,617)	$(2,124)

The change in comprehensive loss results from the net loss in 2010 of $16.5 million compared to $4.0 million in 2009, (the components of which are described above), changes in the fair value and amortization of derivatives accounted for as hedges which resulted in a net gain of $0.3 million in 2010 and $0.5 million in 2009. In addition, there were translation losses of $0.5 million and gains of $1.4 million in 2010 and 2009, respectively, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.

Comparison of 2009 to 2008

Revenues (in thousands)

	Year Ended December 31,
	2009	2008

Services	$113,445	$77,428
Solutions	323,684	280,711

	$437,129	$358,139

Products and Services Revenues

The following represents details of the products and services for revenues for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Services:
U.S. Federal government services	$35,737	$19,535
State and local government services	77,708	57,893

Total Services	113,445	77,428

Solutions:
State and local government solutions	117,547	67,723
Hardware and consumables	116,305	137,590
Software licensing fees and other	56,047	46,126
Maintenance	33,785	29,272

Total Solutions	323,684	280,711

Total Revenues	$437,129	$358,139

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

Revenues increased by $79.0 million for the year ended December 31, 2009, of which $59.9 million related to the Acquisitions. Excluding the impact of the Acquisitions, revenues increased $19.1 million or 6 percent from the year ended December 31, 2008. The increase from the prior year is a result of increased revenue and new contracts in L-1’s enrollment services included in L-1’s Services segment.

Approximately 26 percent and 22 percent of L-1 revenues in 2009 and 2008 were derived from long-term service contracts with the U.S. Federal and State governments included in the L-1 Services reportable segment. These contracts are fixed unit price contracts for which L-1 is compensated as fingerprints are transmitted to the appropriate government agency for fingerprinting services.

Approximately 27 percent and 19 percent of L-1 revenues in 2009 and 2008, respectively, were derived from long-term contracts for the production of driver’s licenses and credentials for which L-1 is compensated on a fixed unit price per license or credential produced. The unit price for these contracts is fixed throughout the term of the contract. The prices are established in competitive bids in which price is one among many important criteria evaluated by the customer.

The remaining revenues, including other revenues from the driver’s licenses contracts which are not based on card production volumes, comprise 47 percent and 59 percent of revenues for the years ended December 31, 2009 and 2008, respectively, and were derived from contracts and purchase orders for consumables, hardware, software and custom solutions, including maintenance. These revenues are priced at prevailing prices at the time the order or contract is negotiated. These orders and contracts are often competitively bid, although some, particularly consumables sold pursuant to driver license and credential contracts, are sole source. Most of L-1 research and development and sales and marketing costs are related to generating these revenues.

Cost of Revenues and Gross Margin (in thousands)

	Year Ended December 31,
	2009	2008

Cost of revenues, excluding items noted below	$280,340	$211,450
Depreciation and amortization expense	23,021	17,098
Amortization of acquired intangible assets	5,349	21,564
Stock-based compensation	873	987

Total cost of revenues	$309,583	$251,099

Gross profit	$127,546	$107,040

Gross margin	29%	30%

Cost of revenues increased by $58.5 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, of which $44.4 million is related to the Acquisitions. Excluding the Acquisitions, cost of revenues increased by $14.1 million or 6 percent in 2009 compared to the previous year, which is consistent with the increase in revenues. Gross margin for 2009 was 29 percent compared to 30 percent in 2008. The decrease was due primarily to increased revenue from lower margin enrollment services offset in part by the growth in L-1’s higher margin biometrics solutions.

Included in the cost of revenues were $29.2 million and $39.6 million of non-cash charges for the years ended December 31, 2009 and 2008, respectively, which decreased by $10.4 million, reflecting lower amortization in 2009 resulting from intangible asset impairments recorded in 2008, offset by additional amortization related to the Acquisitions. This decrease was offset by higher depreciation resulting from the acquisition of Digimarc. These non-cash charges reduced gross margins by 7 percent and 11 percent for the years ended December 31, 2009 and 2008, respectively.

Sales and Marketing Expenses (in thousands)

	Year Ended December 31,
	2009	2008

Sales and marketing expenses	$38,651	$36,425

As a percentage of revenues	9%	10%

Sales and marketing expenses increased by approximately $2.2 million for the year ended December 31, 2009 compared to the prior year. Excluding the effects of the Acquisitions, sales and marketing expenses decreased by $2.6 million for the year ended December 31, 2009. These decreases are attributable to cost reductions from synergies and rationalization in certain of L-1 businesses, offset by continued investment in increasing sales and international marketing resources. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.

Research and Development Expenses (in thousands)

	Year Ended December 31,
	2009	2008

Research and development expenses	$20,730	$25,244

As a percentage of revenues	5%	7%

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

General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2009	2008

General and administrative expenses	$54,953	$49,185

As percentage of revenues	13%	14%

General and administrative expense increased approximately by $5.8 million for year ended December 31, 2009 compared to 2008, which is directly related to the Acquisitions. Excluding the effects of the Acquisitions, the general and administrative expenses remained flat as the Company continues to realize operating leverage by increasing revenue without corresponding increases in general and administrative expenses. As a percentage of revenues, general and administrative expenses decreased to 13 percent, as compared to 14 percent in the prior year and reflects the impact of improved leverage. General and administrative costs in 2009 also include a provision of $1.2 million related to suspension of the Registered Traveler program. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for L-1’s executive and administrative personnel, professional and Board of Directors’ fees, public and investor relations and insurance.

Asset Impairments and Acquisition Related Expenses (in thousands)

	Year Ended December 31,
	2009	2008

Asset impairments and acquisition related expenses	$662	$529,683

In 2008, assets impairments consist of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate principally to the Company’s biometrics businesses included in the Solutions segment. The impairment charges resulted from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008 as well as capital market conditions that adversely impacted valuation of businesses L-1 acquired and the Company’s stock prices and market capitalization. The remaining $1.1 million related to merger related expense for the Old Digimarc acquisition. In 2009 the Company incurred transaction costs of $0.7 million related to potential acquisitions that were not consummated.

Strategic Alternative Transaction Costs and Other (in thousands)

	Year Ended December 31,
	2009	2008

Strategic alternative transaction costs and other	$—	$900

In 2008, the Company recorded acquisition-related intangible amortization for assets that were impaired in 2008, for which no comparable amortization was recorded in 2009.

Financing Costs (in thousands)

	Year Ended December 31,
	2009	2008

Financing costs:
Contractual interest	(7,809)	(7,300)
Other financing costs	(6,857)	(5,981)

Financing costs	$(14,666)	$(13,281)

For the year ended December 31, 2009, net financing costs increased by approximately $1.4 million compared to the prior year as a result of increased borrowings under L-1’s credit facility in August 2008, incurred primarily to fund the acquisitions, as well as higher interest rates. Interest expense is net of amounted attributed to discontinued operations of $26.6 million and $14.6 million in 2009 and 2008, respectively.

Other Income (Expense), Net (in thousands)

	Year Ended December 31,
	2009	2008

Other income (expense), net	$(324)	$12

Other income (expense), net includes interest income and realized and unrealized currency transaction gains and losses on foreign currency transactions. The increases in other income (expense), net are related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.

Income Taxes (in thousands)

	Year Ended December 31,
	2009	2008

Benefit (provision) for income taxes	$1,325	$(7,643)

The 2009 results reflect an income tax benefit of $1.3 million, primarily reflecting an increase in deferred tax assets as a result of current year temporary differences, net of the utilization of net operating losses to offset estimated net taxable income. At December 31, 2009, the Company had U.S. Federal net operating loss carryforwards of $447.7 million, which may be used to reduce future taxable income. In addition, the Company has $159.5 million of deductible goodwill, of which $51.8 million relates to continuing operations. Management evaluated the adequacy of the valuation allowance in light of the results for the year based on the cumulative results of operations for the three years ended December 31, 2009, after considering items that do not enter in the determination of taxable income, and the likely future operating results. The review indicated that the recorded valuation allowance related to net operating losses is adequate as of December 31, 2009.

The 2008 results reflect an income tax expense of $7.6 million, primarily reflecting an increase in the deferred tax asset valuation allowance of approximately $48.0 million offset by the deferred benefit of $42.3 million primarily related to the impairment of long-lived assets recorded for the year (excluding the impact of the goodwill impairment which is not deductible for income tax purposes), and a current tax provision of $1.9 million. During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of its net operating loss carryforwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expected to realize.

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

Liquidity and Capital Resources

Capital Requirements

The Company’s most significant capital requirements are capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to L-1’s Solutions segment. Generally, new State driver’s license contracts provide for up front capital expenditures necessary to perform under the contract. As expected, with the acquisition of Old Digimarc, L-1’s capital requirements have increased as L-1 has bid on and was awarded new contracts or as contracts have been renewed. In 2010, L-1’s capital expenditures decreased to $45.0 million compared to $55.0 million in 2009. L-1 expects capital expenditures to approximate $40.0 million in 2011 as we complete the build out of systems from recently awarded contracts. L-1 expects to fund L-1’s capital requirements primarily with operating cash flows.

Liquidity

As of December 31, 2010, L-1 had $27.4 million of working capital including assets held for sale of $271.3 million, related liabilities of $42.1 million, including net deferred income tax liabilities of $15.7 million), current maturities of long term debt of $271.4 million, deferred income assets of $40.9 million and cash and cash equivalents of $3.1 million. In addition, L-1 has financing arrangements, as further described below, available to support L-1’s ongoing liquidity needs, pursuant to which L-1 has available $68.9 million at December 31, 2010 under L-1’s revolving credit facility, subject to continuing compliance with debt covenants. As a result of the consummation of the sale of the Intel Business to BAE, the Company repaid approximately $289.3 million of its debt. L-1 believes that its existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet L-1’s operating and debt service requirements for the next 12 months. L-1 expects that the sale the Company to Safran will result in the repayment of substantially all existing debt of the Company including the Convertible Notes. However, if the Safran transaction is not consummated, it is likely that we will require additional financing to improve our liquidity and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. L-1 may also pursue reduction of our current indebtedness if equity financing can be obtained on advantageous terms and may take other actions to improve liquidity. There can be no assurance that additional debt or equity financing will be available or that other actions can be taken on commercially reasonable terms, or at all. L-1’s ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors”.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1’s wholly owned subsidiary L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provided for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2010, the Company has approximately $68.9 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.

On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $128.1 million at December 31, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter, increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $131.8 million at December 31, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. After the consummation of the sale of the Intel Business to BAE, the borrowings outstanding under the term loans were fully repaid and the borrowings under the revolving credit facility were reduced to $56.2 million. At December 31, 2010, there were $57.9 million of borrowings that were outstanding under the revolving credit facility.

Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At

December 31, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.

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

On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extends the time period during which previously modified financial covenants will apply under the Credit Agreement, subject to the Company entering into definitive agreements providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review by September 30, 2010, which the Company executed on September 19, 2010. The Third Amendment provides that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio shall return to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter. At December 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was 1.79:1.00 and the Consolidated Leverage Ratio was 3.50:1.00; accordingly the Company was in compliance with the modified financial covenants. On a pro forma basis giving effect to the BAE sale and the repayment of long term debt as if it had occurred on January 1, 2010, the pro forma debt service coverage ratio would have been 6.40: 1.00 and the pro forma leverage ratio would have been 0.55: 1.00.

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

The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, which expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. The Company settled the agreements in February 2011.

Convertible Senior Notes

On May 17, 2007, the Company issued $175.0 million of Convertible Notes with a conversion feature which allows the Company the option to settle the debt either in shares of common stock or to settle the principal amount in cash and the conversion spread in cash or stock. The proceeds of the Convertible Notes offering, net of deferred financing costs amounted to $168.7 million. In connection with the issuance of the Convertible Notes, L-1 entered into an agreement with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of L-1’s common stock for approximately $69.8 million for delivery in May 2012. However, L-1 settled its obligation at the date the prepaid forward agreement was executed for cash.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price per Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture, including for a specified period of time prior to a change in control transaction. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, which includes a change in control transaction, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving Company. In connection with the Safran merger, the Company delivered a conversion notice, and expects that the conversion price will be equal to the base conversion price. The Notes will not become convertible into shares of Safran in connection with the merger.

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

Consolidated Cash Flows

	For The Years Ended
	December 31,
	2010	2009	2008

Operating activities	$21,489	$60,602	$52,768
Investing activities	(56,833)	(66,246)	(350,919)
Financing activities	31,800	(8,521)	310,820
Effect of exchange rates on cash and cash equivalents	5	340	(423)

Net increase (decrease) in cash and cash equivalents	$(3,539)	$(13,825)	$12,246

Comparison of 2010 to 2009

Cash flows from operating activities including discontinued operations, decreased by approximately $39.1 million for the year ended December 31, 2010 as compared to the corresponding period of the prior year. Net loss for the year ended December 31, 2010 was $16.5 million and includes non-cash charges of $41.7 million for depreciation and amortization, $25.6 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $11.8 million for amortization of deferred financing costs, debt discount and other, and $21.8 million for non-cash income tax benefit and asset impairments of $3.6 million. Operating cash flows reflect the impact of changes in operating assets and liabilities which had an adverse impact on cash flows of $22.9 million for the year ended December 31, 2010 and an adverse impact on cash flows of $5.4 million in the corresponding period in the prior year.

Cash used for investing activities in 2010, consisting principally of payments for capital expenditures of $45.0 million for the year ended December 31, 2010, which decreased from $55.0 million in the prior year and are primarily related to L-1’s driver’s license business.

Net cash provided by financing activities in 2010 was $31.8 million compared to $8.5 used by financing activities in 2009. L-1 had borrowings of $87.1 million related to the revolving credit facility and repaid $34.0 million and $22.1 million related to the revolving credit facility and the term loans, respectively, in 2010. During 2009, L-1 repaid $15.1 million of long-term debt and had net borrowings of $4.9 million under L-1’s revolving credit facility.

Comparison of 2009 to 2008

Cash flows from operating activities including discontinued operations, increased by approximately $7.8 million for the year ended December 31, 2009 as compared to the corresponding period of the prior year. Net loss for the year ended December 31, 2009 was $4.0 million and includes non-cash charges of $37.1 million for depreciation and amortization, $23.7 million for stock-based compensation and retirement contributions settled or to be settled in common stock, $12.1 million for amortization of deferred financing costs, debt discount and other, and $2.9 million for non-cash income tax benefit. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $5.4 million for the year ended December 31, 2009 and an adverse impact on cash flows of $7.7 million in the corresponding period in the prior year.

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

Working Capital

December 31, 2010

As a result of the Company accounting for the Intel Business as discontinued operations, working capital includes assets held for sale of $271.3 million and related liabilities of $42.1 million, including net deferred income tax liabilities of $15.7 million. In addition, working capital includes current maturities of long-term debt with a carrying amount of $271.4 million, which was repaid from the proceeds of the sale of the Intel Business.

Accounts receivable, including $42.0 million classified as assets held for sale, increased by approximately $28.7 million as of December 31, 2010 from December 31, 2009, primarily due to increased revenues from sales of hardware to India. Days sales outstanding at December 31, 2010 was 74 days compared to 67 days at December 31, 2009. Accounts receivables is net of an allowance of $5.0 million and $4.9 million at December 31, 2010 and 2009, respectively. At December 31, 2009, the allowance reflects additions recorded in 2009 for the suspension of the Registered Traveler program of approximately $1.2 million as well as approximately $2.9 million for estimated unrecoverable amounts related to enrollment services programs that started in 2009. During 2010, the net receivable related to the Registered Traveler program was written off and the allowance was increased for additional exposures for bad debts primarily at the Enrollment Services segment.

Inventory increased by $3.3 million as of December 31, 2010, compared to December 31, 2009, primarily to meet expected deliveries of L-1’s credentialing and biometric solutions.

Accounts payable, accrued expenses and other current liabilities including $24.8 million included in liabilities related to discontinued operations, increased by $6.1 million as of December 31, 2010, compared to December 31, 2009, reflecting, liabilities and accruals of approximately $1.5 million related to strategic alternative transaction costs, additional benefit accruals which are settled in subsequent periods, as well as timing of invoice payments.

Total deferred revenue decreased by $2.5 million as of December 31, 2010, compared to December 31, 2009, primarily as a result of the impact of lower maintenance renewals in 2010 compared to 2009.

December 31, 2009

Accounts receivable increased by approximately $10.7 million as of December 31, 2009 from December 31, 2008, primarily due to increased revenues over the prior year. Days sales outstanding at December 31, 2009 was 67 days compared to 66 days at December 31, 2008 Accounts receivables is net of an allowance of $4.9 million and reflects additions recorded in 2009 related to the Registered Traveler program of $1.0 million, as well as $2.8 million of unrecoverable amounts related to enrollment services contracts started in 2009.

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

Contractual obligations

The following table sets forth L-1’s contractual obligations as of December 31, 2010:

					More than
	Total	1 Year	2-3 Years	3-5 Years	5 Years

Continuing Operations:
Operating lease obligations	$28,176	6,380	11,004	7,985	2,807
Debt and capital lease obligations	$512,928	305,369	207,518	41	—
Discontinued Operations:
Operating lease obligations	$2,826	1,361	951	338	176

Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and $259.9 million in term loans of which Tranche B-1 bears interest at 6.75 percent and Tranche B-2 bears interest at 7.25 percent. The amount shown includes interest assuming the Convertible Notes are redeemed at the end of five years, in 2012. The table also reflects the repayment of the term loans in full during 2011.

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

In connection with the merger with Identix Incorporated (“Identix”), Aston Capital Partners, LLC, an affiliated Company, and L-1 have agreed in principle that the Company may, subject to the approval of the Board of Directors, purchase AFIX Technologies, Inc., a portfolio Company of Aston, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction to purchase AFIX at that time.

Contingent obligations

L-1 has no material contingent obligations at December 31, 2010.

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

Valuation of goodwill and other long-lived assets

Excluding discontinued operations, L-1’s long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2010 the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $126.2 million, $61.3 million and $700.3 million, respectively. In 2008, L-1 recorded impairments of goodwill and long-lived assets of $430.0 million and $98.6 million, respectively. There were no goodwill impairments recorded in 2010 and 2009, as the estimated fair values of the reportable units significantly exceeded their respective carrying amounts. L-1 recorded an impairment of long-lived assets of $3.1 million in 2010.

L-1 depreciates property and equipment and intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present. If such indicators are present, L-1 compares the related undiscounted cash flows before interest and taxes to the long-lived assets carrying amounts. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is recorded in the period L-1 identified the impairment. Based on L-1’s review of the carrying amounts of the long-lived tangible assets with finite lives, L-1 may also determine that shorter estimated useful lives are appropriate. In that event, L-1 would record depreciation and amortization over shorter future periods, which would reduce L-1’s earnings.

L-1’s most significant balances of property, plant and equipment relate to capitalized costs incurred to build system assets for L-1’s driver’s license contracts. L-1 periodically reviews the estimated useful lives of property and equipment used in State driver’s licenses contracts to assess whether it is probable that the State will exercise its option to extend contracts and L-1 adjusts the remaining estimated useful lives based on that assessment.

L-1 tests goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. L-1 evaluates goodwill for impairment using the two-step process. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. L-1 historically estimated the fair value of L-1’s reporting units primarily using the present value of future cash flows, but also considering other factors such as L-1’s market capitalization, an assessment of the fair value of the reporting units based on comparable companies and comparable transactions and multiples. In 2010, the Company based its assessment primarily on the enterprise value reflected in the sales prices of the Intel Business and the continuing operations business as being more indicative of the enterprise value of the reporting units. The date of L-1’s annual goodwill impairment test was October 31, 2010 for continuing operations and September 30, 2010 for discontinued operations and the estimated fair values significantly exceeded the carrying amounts.

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

Although L-1 believes that the remaining recorded amounts of L-1’s long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2010, future events could cause us to conclude otherwise.

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

Revenue Recognition

L-1 revenue including discontinued operations, is derived primarily from sales to Federal and State government customers, some of which are fulfilled through solutions that include the delivery of consumables, hardware and software components, and related maintenance, technical support, training and installation, as well as fingerprinting, technology and security services. When a customer arrangement does not require significant production, modification or customization of software, or is otherwise not within the scope of the standards applicable to long term contracts revenue is recognized when the following four criteria are met:

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

Many of L-1 sales arrangements include multiple elements. Such elements may include one or more of the following: consumables, equipment, hardware, software, rights to additional software, when and if available software, hardware maintenance, software maintenance, hardware repair or replacement, technical support services, training, installation and consulting services. For multiple-element arrangements not within the scope of standards applicable to software revenue recognition standards, L-1 allocates value to each of the elements based on estimated relative fair value, if fair value exists for each element of the arrangement. For arrangements within the scope of standards applicable to software revenue recognition standards, which do not involve significant production, modification or customization of software or otherwise include services that are considered essential to the functionality of software L-1 allocates fair value based on vendor specific objective evidence (VSOE) of fair value, which is determined based on the price charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on fair value for that element, and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value if applicable, does not exist for all undelivered elements, revenue is deferred until evidence of fair value of the undelivered elements are established, at which time revenue is recognized for all delivered elements. Revenue of maintenance and support is recognized ratably over the remaining term of any maintenance and support period.

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

Income Taxes

L-1 has recorded net deferred tax assets of $58.4 million at December 31, 2010. Excluding net deferred tax liabilities related to discontinued operations, net deferred tax assets aggregate $74.1 million which include the tax benefits of net operating loss carryforwards aggregating $67.4 million, net of a related valuation allowance.

The 2010 results of continuing operations reflect an income tax benefit of $20.2 million, primarily related to an increase in deferred tax assets resulting from current year temporary differences, as well as a net reduction in the valuation allowance resulting from the estimated utilization of net operating loss carryforwards.

Management evaluated the adequacy of the valuation allowance in light of the results for the year, based on the cumulative results of operations for the three years ended December 31, 2010, after considering items that do not enter in the determination of taxable income, and the likely future operating results. The evaluation indicated the recorded valuation allowance for deferred tax assets related to net operating loss carry forwards should be reduced. Management evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized, changes the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. At December 31, 2010, the Company had U.S. Federal net operating loss carryforwards of $447.2 million, which may be used to reduce future taxable income. In addition, the Company has $145.2 million of deductible goodwill, of which $46.4 million relates to continuing operations.

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

Stock-Based Compensation

Stock-based compensation is recognized over the vesting period for new awards granted and for unvested awards outstanding. Stock-based compensation is recognized based on the fair value of the date of grant for stock options and the market value of the shares for restricted stock awards.

Determining the appropriate fair value model for valuing stock options and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The following weighted average assumptions were utilized in the valuation of stock option awards for 2010 and 2009:

	Year Ended December 31,
	2010	2009

Expected common stock price volatility	56.2%	59.3%
Risk free interest rate	3.3%	3.9%
Expected life of options	6.3 Years	6.3 Years
Expected annual dividends	—	—

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

Adoption of New Accounting Standards

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

Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2010 and 2009 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

For the Year Ended December 31, 2010
Revenues	$94,627	$107,970	$121,012	$126,519
Gross profit	24,306	30,287	37,379	28,451
Net income (loss) from continuing operations	(5,422)	(2,966)	(6,570)	4,944
Net income (loss) from discontinued operations	(2,081)	235	(2,605)	(2,000)
Net income (loss) applicable to L-1 shareholders	(7,523)	(2,740)	(9,166)	2,943
Basic net income (loss) per share
Continuing operations	$(0.06)	$(0.03)	$(0.07)	$0.06
Discontinued operations	$(0.02)	$0.00	$(0.03)	$(0.02)
Applicable to L-1 shareholders	$(0.09)	$(0.03)	$(0.10)	$0.03
Diluted net income (loss) per share
Continuing operations	$(0.06)	$(0.03)	$(0.07)	$0.06
Discontinued operations	$(0.02)	$0.00	$(0.03)	$(0.02)
Applicable to L-1 shareholders	$(0.09)	$(0.03)	$(0.10)	$0.03
For the Year Ended December 31, 2009
Revenues	$97,213	$113,690	$119,233	$106,993
Gross profit	27,749	33,275	39,493	27,029
Net income (loss) from continuing operations	(2,965)	(1,025)	3,039	(164)
Net income (loss) from discontinued operations	(816)	(224)	(1,667)	(181)
Net income (loss) applicable to L-1 shareholders	(3,781)	(1,249)	1,372	(540)
Basic net income (loss) per share
Continuing operations	$(0.04)	$(0.01)	$0.04	$0.00
Discontinued operations	$(0.01)	$0.00	$(0.02)	$0.00
Applicable to L-1 shareholders	$(0.04)	$(0.01)	$0.02	$(0.01)
Diluted net income (loss) per share
Continuing operations	$(0.04)	$(0.01)	$0.04	$0.00
Discontinued operations	$(0.01)	$0.00	$(0.02)	$0.00
Applicable to L-1 shareholders	$(0.04)	$(0.01)	$0.02	$(0.01)

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At December 31, 2010, borrowings outstanding under the Credit Agreement aggregated $317.9 million, bearing interest at variable rates. At December 31, 2010, the market value of the Term Loan was approximately $260.3 million and the carrying amount was $257.9 million. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. After giving effect to the repayment of $289.3 million of debt with the proceeds of the BAE sale, a change in the interest rate of 1 percent would increase or decrease interest expense by $0.4 million. The Company has partially mitigated this interest rate risk by entering into interest rate protection agreements with an aggregate notional amount of $162.5 million pursuant to which it receives variable interest based on three month LIBOR, subject to a floor of 3.0 percent with respect to $62.5 million notional amount and pays a fixed interest rate.

L-1’s Convertible Notes bear interest at a fixed rate and mature on May 15, 2027, but can be redeemed by us or called by the holders in May 2012 and are convertible into shares of L-1 common stock at an initial conversion price of $32.00 (31.25 shares per $1,000 principal amount) in the following circumstances:

•	If during any five consecutive trading day period the trading day period the trading price is less than 98 percent of the product of the last reported sales price multiplied by the applicable conversion rate.

•	After December 31, 2010, if the sale price of L-1 common stock for twenty or more trading days exceeds 130 percent of the initial conversion price.

•	If the Company calls the Convertible Notes for redemption or upon certain specified transactions.

The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At December 31, 2010, the estimated market value of the Convertible Notes was approximately $172.9 million and the carrying amount was $166.6 million.

For additional information regarding debt and financial instruments see Notes 3 and 5 to L-1 consolidated financial statements.

Foreign Currency Exposures

The transactions of L-1 international operations, primarily L-1 German, Canadian, Mexican and Indian subsidiaries, are denominated in Euros, Canadian Dollars, Indian Rupees and Mexican Pesos, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At December 31, 2010, financial assets and liabilities denominated in Euros aggregate $0.9 million and $0.5 million, respectively, and at December 31, 2009 aggregated $2.0 million and $0.7 million, respectively. At December 31, 2010, financial assets and liabilities denominated in Canadian Dollars aggregated $2.3 million and $2.1 million, respectively, and at December 31, 2009 aggregated $4.7 million and $2.2 million, respectively. At December 31, 2010, financial assets and liabilities denominated in Indian Rupees aggregated $7.1 million and less than $0.1 million, respectively. At December 31, 2010, financial assets and liabilities denominated in Mexican Pesos were $1.4 million and $0.6 million and at December 31, 2009 aggregated $1.0 million and $0.4 million, respectively.

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At December 31, 2010 and at December 31, 2009 these Japanese Yen denominated liabilities aggregated $2.9 million and $1.8 million, respectively. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of December 31, 2010 and 2009, the Company had committed to foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at December 31, 2010 and 2009, was an unrealized loss of less than $0.1 million for both periods.

L-1 international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars, Mexican Pesos and Indian Rupees. As of December 31, 2010 and 2009, the cumulative effect from foreign currency translation adjustments related to foreign operations was approximately gains of $0.7 million and $1.2 million, respectively.

Prepaid Forward Contract

L-1 entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of L-1 common stock at a price of $20.00 per share for delivery in May 2012. On January 26, 2011, the Company entered in a termination agreement pursuant to which the JP Morgan Chase delivered 3.5 million shares to the Company.

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

The Company’s financial statements are included in pages F-1 to F-46 of this annual report on Form 10-K.

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

In connection with the preparation of this Annual Report on Form 10-K, an evaluation under the supervision and with the participation of L-1 management, including the CEO and CFO, of the effectiveness of the design and operation of L-1 disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of December 31, 2010. Based on this evaluation, L-1’s CEO and CFO concluded that L-1’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management, with the participation of the Company’s principal executive and financial officers, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 pursuant to rules 13a-15(c) and 15d-15(c) under the Securities Exchange act of 1934, as amended. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Based on such assessment, Management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP has issued a report dated February 28, 2011 on the Company’s internal control over financial reporting.

(c)  Changes in internal controls.

Based on management’s evaluation of changes in internal controls over financial reporting pursuant to rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, management believes that there have been no changes materially affecting or reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2010.

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
Stamford, Connecticut

We have audited the internal control over financial reporting of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2011

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

See Exhibit Index on pages 73 through 76.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2011.

L-1 IDENTITY SOLUTIONS, INC.

By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 1st day of March, 2011.

Signature	Title

/s/ Robert V. LaPenta Robert V. LaPenta	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ James A. DePalma James A. DePalma	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent A. D’Angelo Vincent A. D’Angelo	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ B.G. Beck B.G. Beck	Director

/s/ Milton E. Cooper Milton E. Cooper	Director

/s/ Robert S. Gelbard Robert S. Gelbard	Director

/s/ Malcolm J. Gudis Malcolm J. Gudis	Director

/s/ John E. Lawler John E. Lawler	Director

/s/ Admiral James M. Loy Admiral James M. Loy	Director

/s/ Peter Nessen Peter Nessen	Director

/s/ Harriet Mouchly-Weiss Harriet Mouchly-Weiss	Director

/s/ B. Boykin Rose B. Boykin Rose	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated May 16, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and L-1 Merger Co. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on May 16, 2007).*
2.2	Agreement and Plan of Merger, dated as of June 18, 2007, by and among McClendon LLC, the selling stockholders, L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Patty Hardt, as the selling stockholders’ representative (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on June 20, 2007).*
2.3	Arrangement Agreement, dated as of January 5, 2008, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company, 6897525 Canada Inc. and Bioscrypt Inc. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on January 10, 2008).*
2.4	Amended and Restated Agreement and Plan of Merger, dated as of June 29, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on July 3, 2008).*
2.4(a)	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated July 17, 2008, by and among L-1 Identity Solutions, Inc., Dolomite Acquisition Co. and Digimarc Corporation (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on July 17, 2008).*
2.5	Agreement and Plan of Merger, dated as of September 19, 2010, by and among L-1 Identity Solutions, Inc., Safran SA and Laser Acquisition Sub Inc. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on September 21, 2010).*
2.6	Purchase Agreement, dated as of September 19, 2010, by and between L-1 Identity Solutions, Inc. and BAE Systems Information Solutions Inc. (filed as Exhibit 2.2 to L-1’s Current Report on Form 8-K filed on September 21, 2010).*
3.1	Amended and Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 16, 2007 (filed as Exhibit 3.1 to L-1’s Current Report on Form 8-K filed on May 16, 2007).*
3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to L-1’s Current Report on Form 8-K filed on November 5, 2007).*
4.1	Specimen Certificates for Common Stock (filed as Exhibit 4.1 to L-1’s Registration Statement on Form 8-A filed on August 29, 2006).*
4.2	Indenture relating to Convertible Senior Notes due 2027, dated as May 17, 2007, by and between L-1 Identity Solutions, Inc. and The Bank of New York, as trustee (including the form of 3.75 percent Convertible Senior Notes due 2027) (filed as Exhibit 4.1 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
4.3	Warrant, dated as of March 9, 2004, issued by Identix Incorporated in favor of Delean Vision Worldwide, Inc. (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed by Identix Incorporated on March 25, 2004).*
10.1	Amended and Restated License Agreement, dated as of August 20, 1996, between Viisage Technology, Inc. and Lau Technologies (filed as Exhibit 10.1 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*
10.2	Investment Agreement, dated as of October 5, 2005, between Viisage Technology, Inc. and L-1 Investment Partners, LLC (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on October 11, 2005).*
10.3	Registration Rights Agreement, dated December 16, 2005, by and among Viisage Technology, Inc., L-1 Investment Partners LLC and Aston Capital Partners, L.P. (filed as Exhibit 10.5 to the Schedule 13D filed by Aston Capital Partners, L.P. on December 23, 2005).*
10.4	Consulting Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.07 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†

Exhibit
Number	Description

10.5	Termination and Non-Competition Agreement, dated August 29, 2006, between L-1 Identity Solutions, Inc. and L-1 Investment Partners LLC (filed as Exhibit 10.08 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*
10.6	Sublease Agreement, dated August 29, 2006, between L-1 Investment Partners LLC and Viisage Technology, Inc. (filed as Exhibit 10.09 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*
10.7	Stock Purchase Agreement, dated as of May 1, 2007, by and among Advanced Concepts, Inc., John Register and Frank White, L-1 Identity Solutions, Inc., and John Register, in his capacity as the sellers’ representative (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on May 2, 2007).*
10.8	Purchase Agreement, dated as of May 10, 2007, by and among L-1 Identity Solutions, Inc., L-1 Identity Solutions Operating Company and Bear, Stearns & Co. Inc and Banc of America Securities LLC, as representatives of the initial purchasers (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
10.9	Assignment and Assumption Agreement, dated as of May 16, 2007, by and between L-1 Identity Solutions, Inc. and L-1 Identity Solutions Operating Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).*
10.10	Registration Rights Agreement, dated as of May 17, 2007, by and among L-1 Identity Solutions, Inc. and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to L-1’s Current Report on Form 8-K filed on May 23, 2007).*
10.11	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.1 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.12	Securities Purchase Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 10.3 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.13	Securities Purchase Agreement, dated as of June 30, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.13(a)	Amendment No. 1 to the Securities Purchase Agreement, dated as of August 4, 2008, by and between L-1 Identity Solutions, Inc. and LRSR LLC (filed as Exhibit 10.2(a) to L-1’s Registration Statement on Form S-3 filed on August 5, 2008).*
10.14	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Robert V. LaPenta (filed as Exhibit 10.2 to the Statement on Schedule 13-D/A filed by Aston Capital Partners, L.P. and others on July 3, 2008).*
10.15	Registration Rights Agreement, dated as of June 29, 2008, by and between L-1 Identity Solutions, Inc. and Iridian Asset Management LLC (filed as Exhibit 4.2 to L-1’s Quarterly Report on Form 10-Q filed on August 4, 2008).*
10.16	Registration Rights Agreement, dated as of August 5, 2008, by and among L-1 Identity Solutions, Inc. and MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP and MHR Institutional Partners III LP (filed as Exhibit 4.15 to L-1’s Registration Statement on Form S-3 filed on August 5, 2008).*
10.17	Registration Rights Agreement, dated as of February 17, 2006, by and between Viisage Technology, Inc. and the former stockholders of SecuriMetrics, Inc. named therein (filed as Exhibit 4.1 to L-1’s Current Report on Form 8-K filed on February 24, 2006).*
10.18	Viisage Technology, Inc. Second Amended and Restated 1996 Management Stock Option Plan (included as Appendix B to L-1’s Schedule 14A filed on April 16, 2004).*†
10.18(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Management Stock Option Plan (filed as Exhibit 10.10 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 (SEC File No. 333-10649) filed on October 9, 1996).*†

Exhibit
Number	Description

10.19	Viisage Technology, Inc. Amended and Restated 1996 Director Stock Option Plan (included as Appendix C to L-1’s Schedule 14A filed on April 16, 2004).*†
10.19(a)	Form of Option Agreement for the Viisage Technology, Inc. 1996 Director Stock Option Plan (filed as Exhibit 10.11 to Amendment No. 1 to L-1’s Registration Statement on Form S-1 filed on October 9, 1996) (SEC File No. 333-10649).*†
10.20	Amended and Restated Viisage Technology, Inc. 2001 Stock in Lieu of Cash Compensation for Directors Plan (filed as Exhibit 10.42 to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001) (SEC File No. 000-21559).*†
10.21	L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan (included as Appendix B to L-1’s Schedule 14A filed on September 7, 2005).*†
10.21(a)	Form of Grant Agreement under the L-1 Identity Solutions, Inc. 2005 Long Term Incentive Plan.(filed as Exhibit 10.12(a) to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 28, 2008).*†
10.22	L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan (included as Appendix A to L-1’s Schedule 14A filed on March 14, 2008).*†
10.22(a)	Form of L-1 Identity Solutions, Inc. 2008 Long-Term Incentive Plan Option Award Grant Agreement (filed as Exhibit 99.2 to L-1’s Registration Statement on Form S-8 filed on May 30, 2008).*†
10.23	Bioscrypt Inc. Primary Stock Option Plan (filed as Exhibit 99.1 to L-1’s Registration Statement on Form S-8 filed on March 5, 2008).*†
10.24	Bioscrypt Inc. A4Vision Plan (filed as Exhibit 99.2 to L-1’s Registration Statement on Form S-8 filed on March 5, 2008).*†
10.25	Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 99.3 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.25(a)	Form of Grant Agreement under the Identix Incorporated 2002 Equity Incentive Plan (filed as Exhibit 10.22(a) to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*
10.26	Identix Incorporated New Employee Stock Incentive Plan (filed as Exhibit 99.4 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.27	Identix Incorporated Non-employee Directors Stock Option Plan (filed as Exhibit 99.5 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.28	Identix Incorporated Equity Incentive Plan (filed as Exhibit 99.6 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.29	Visionics Corporation 1990 Stock Option Plan (filed as Exhibit 99.7 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.30	Visionics Corporation 1998 Stock Option Plan (filed as Exhibit 99.8 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.31	Visionics Corporation Stock Incentive Plan (filed as Exhibit 99.9 to L-1’s Registration Statement on Form S-8 filed on August 30, 2006).*
10.32	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Robert V. LaPenta (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10.32(a)	Amendment to LaPenta Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.33	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and James DePalma (filed as Exhibit 10.02 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10.33(a)	Amendment to DePalma Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.2 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†

Exhibit
Number	Description

10.34	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Joseph Paresi (filed as Exhibit 10.03 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10.34(a)	Amendment to Paresi Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.3 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.35	Employment Agreement, dated August 29, 2006, between Viisage Technology, Inc. and Mark S. Molina (filed as Exhibit 10.04 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10.35(a)	Amendment to Molina Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.4 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.36	Employment Agreement, dated Sept 21, 2006, between L-1 Identity Solutions, Inc. and Vincent D’Angelo. (filed as Exhibit 10.33 to L-1’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 28, 2008).*†
10.37	Employment Agreement, dated December 19, 2006, between L-1 Identity Solutions, Inc. and Dr. Joseph J. Atick (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on December 22, 2006).*†
10.37(a)	Amendment to Dr. Atick Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.5 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.38	Employment Agreement, dated January 31, 2007, between L-1 Identity Solutions, Inc. and Doni Fordyce (filed as Exhibit 10.01 to L-1’s Current Report on Form 8-K filed on January 9, 2007).*†
10.38(a)	Amendment to Fordyce Employment Agreement dated as of July 31, 2009 (filed as Exhibit 10.6 to L-1’s Current Report on Form 8-K filed on August 5, 2009).*†
10.39	Form of Indemnification Agreement (filed as Exhibit 10.10 to L-1’s Current Report on Form 8-K filed on September 6, 2006).*†
10.40	Second Amended and Restated Credit Agreement, dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, L-1 Identity Solutions, Inc., Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on August 8, 2008)(the “Credit Agreement”)*
10.40(a)	Amendment No. 1 to the Credit Agreement (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on July 14, 2009)*
10.40(b)	Amendment No. 2 to the Credit Agreement (filed as Exhibit 10.1 to L-1’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed on May 5, 2010)*
10.40(c)	Amendment No. 3 to the Credit Agreement (filed as Exhibit 10.1 to L-1’s Current Report on Form 8-K filed on August 31, 2010)*
10.41	Voting and Support Agreement, dated as of September 19, 2010, by and among Safran SA, Laser Acquisition Sub Inc., Robert V. LaPenta and Aston Capital Partners L.P. (filed as Exhibit 2.1 to L-1’s Current Report on Form 8-K filed on September 21, 2010)
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Executive Officer.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer.

*	Incorporated herein by reference.

†	Exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
L-1 Identity Solutions, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of L-1 Identity Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of L-1 Identity Solutions, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 28, 2011

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Services	$117,810	$113,445	$77,428
Solutions	332,318	323,684	280,711

Total revenues	450,128	437,129	358,139

Cost of revenues:
Services	107,086	102,716	66,351
Solutions	217,390	201,518	163,184
Amortization of acquired intangible assets	5,229	5,349	21,564

Total cost of revenues	329,705	309,583	251,099

Gross profit	120,423	127,546	107,040

Operating expenses:
Sales and marketing	37,193	38,651	36,425
Research and development	22,309	20,730	25,244
General and administrative	59,567	54,953	49,185
Asset impairments and acquisition related expenses	3,150	662	529,683
Strategic alternative transactions costs and other	11,070	—	900

Total operating expenses	133,289	114,996	641,437

Operating income (loss)	(12,866)	12,550	(534,397)
Financing costs:
Contractual interest	(9,686)	(7,809)	(7,300)
Other financing costs	(7,339)	(6,857)	(5,981)
Other income (expense), net	(338)	(324)	12

Loss before income taxes and discontinued operations	(30,229)	(2,440)	(547,666)
Benefit (provision) for income taxes	20,215	1,325	(7,643)

Net loss from continuing operations, net of income taxes	(10,014)	(1,115)	(555,309)
Net income (loss) from discontinued operations, net of income taxes	(6,451)	(2,888)	3,715

Net loss	(16,465)	(4,003)	(551,594)
Net income attributable to noncontrolling interest	(21)	(195)	—

Net loss attributable to L-1 shareholders	$(16,486)	$(4,198)	$(551,594)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.11)	$(0.01)	$(7.16)

Discontinued operations	$(0.07)	$(0.03)	$0.05

Attributable to L-1’s shareholders	$(0.19)	$(0.05)	$(7.12)

Weighted average common shares outstanding:
Basic and Diluted	87,756	85,516	77,518

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Balance Sheets
(In thousands, except numbers of shares)

	December 31.
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$3,085	$6,624
Accounts receivable, net	103,091	116,353
Inventory, net	32,672	29,384
Deferred tax asset, net	40,881	11,514
Other current assets	6,536	9,249
Assets held for sale	271,290	—

Total current assets	457,555	173,124
Property and equipment, net	126,184	115,500
Goodwill	700,331	889,814
Intangible assets, net	61,266	102,375
Deferred tax assets, net	33,235	26,733
Other assets, net	14,285	16,279

Total assets	$1,392,856	$1,323,825

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$90,567	$110,089
Current portion of deferred revenue	18,559	19,890
Current maturities of long-term debt	271,401	27,062
Other current liabilities	7,503	6,680
Liabilities related to assets held for sale	42,124	—

Total current liabilities	430,154	163,721
Deferred revenue, net of current portion	5,472	6,676
Long-term debt, net of current maturities	212,062	419,304
Other long-term liabilities	4,837	3,663

Total liabilities	652,525	593,364

Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 94,012,584 and 91,745,135 shares issued at December 31, 2010 and December 31, 2009, respectively	94	92
Additional paid-in capital	1,459,814	1,432,898
Accumulated deficit	(643,935)	(627,449)
Pre-paid forward contract	(69,808)	(69,808)
Treasury stock, 384,690 and 368,843 shares of common stock, at cost at December 31, 2010 and December 31, 2009, respectively	(6,316)	(6,173)
Accumulated other comprehensive income	482	622
Noncontrolling interest	—	279

Total equity	740,331	730,461

Total liabilities and equity	$1,392,856	$1,323,825

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Changes in Equity and Comprehensive Loss
(In thousands)

					Pre-paid
					Forward
		Series A			Contract To		Accumulated
		Convertible	Additional		Purchase		Other	Non-
	Common	Preferred	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling		Comprehensive
	Stock	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total	Loss

Balance, January 1, 2008	$76	$—	$1,233,731	$(71,657)	$(69,808)	$—	$6,407	$—	$1,098,749
Exercise of employee stock options	—	—	2,860	—	—	—	—	—	2,860
Common stock and stock options issued for acquisition of Bioscrypt	2	—	36,568	—	—	—	—	—	36,570
Common stock issued to investors	8	—	103,857	—	—	—	—	—	103,865
Preferred stock issued to investor	—	15,107	—	—	—	—	—	—	15,107
Common stock issued for directors’ fees	—	—	582	—	—	—	—	—	582
Common stock issued under employee stock purchase plan	1	—	3,313	—	—	—	—	—	3,314
Stock options issued for officers’ bonus	—	—	125	—	—	—	—	—	125
Deferred tax charge for stock options exercised	—	—	(331)	—	—	—	—	—	(331)
Retirement plan contributions settled in common stock	—	—	1,294	—	—	—	—	—	1,294
Warrants issued & exercised	—	—	1,481	—	—	—	—	—	1,481
Repurchase of common stock	—	—	—	—	—	(6,161)	—	—	(6,161)
Stock-based compensation expense	—	—	10,283	—	—	—	—	—	10,283
Foreign currency translation loss	—	—	—	—	—	—	(6,582)	—	(6,582)	$(6,582)
Unrealized loss of financial instruments, net of tax, net of tax	—	—	—	—	—	—	(1,082)	—	(1,082)	(1,082)
Net loss	—	—	—	(551,594)	—	—	—	—	(551,594)	(551,594)

										$(559,258)
Comprehensive loss	—	—	—	—	—	—	—	—	—

Balance, December 31, 2008	87	15,107	1,393,763	(623,251)	(69,808)	(6,161)	(1,257)	—	708,480
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	84	84
Exercise of employee stock options	—	—	87	—	—	—	—	—	87
Common stock issued for directors’ fees	—	—	208	—	—	—	—	—	208
Common stock issued under employee stock purchase plan	1	—	3,351	—	—	—	—	—	3,352
Deferred tax charge for stock options exercised	—	—	(845)	—	—	—	—	—	(845)
Retirement plan contributions settled in common stock	2	—	8,468	—	—	—	—	—	8,470
Stock-based compensation expense	1	—	12,941	—	—	—	—	—	12,942
Conversion of Series A convertible preferred stock	1	(15,107)	15,106	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,391	—	1,391	$1,391
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	488	—	488	488
Net loss	—	—	—	(4,198)	—	—	—	195	(4,003)	(4,003)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,124)

Other	—	—	(181)	—	—	(12)	—	—	(193)

Balance, December 31, 2009	92	—	1,432,898	(627,449)	(69,808)	(6,173)	622	279	730,461

Exercise of employee stock options & warrants	—	—	2,140	—	—	—	—	—	2,140
Common stock issued for directors’ fees	—	—	900	—	—	—	—	—	900
Common stock issued under employee stock purchase plan	—	—	2,542	—	—	—	—	—	2,542
Deferred tax charge for stock awards exercised and vested	—	—	(2,044)	—	—	—	—	—	(2,044)
Retirement plan contributions settled in common stock	2	—	10,034	—	—	—	—	—	10,036
Stock-based compensation expense	—	—	13,344	—	—	—	—	—	13,344
Foreign currency translation (loss)	—	—	—	—	—	—	(476)	—	(476)	$(476)
Unrealized gain of financial instruments, net of tax	—	—	—	—	—	—	324	—	324	324
Net loss	—	—	—	(16,486)	—	—	—	21	(16,465)	(16,465)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(16,617)

Other	—	—	—	—	—	(143)	12	(300)	(431)

Balance, December 31, 2010	$94	$—	$1,459,814	$(643,935)	$(69,808)	$(6,316)	$482	$—	$740,331

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008

Cash Flow from Operating Activities:
Net income (loss)	$(16,465)	$(4,003)	$(551,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,688	37,129	49,412
Stock-based compensation costs	25,640	23,665	18,064
Asset impairments	3,611	—	528,577
(Benefit) provision for non-cash income taxes	(21,836)	(2,764)	7,548
Tax effect of stock option exercises	—	(110)	(651)
Amortization of deferred financing costs and debt discount	11,814	12,145	8,726
Other non cash items	(53)	(68)	349
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(29,120)	(9,980)	179
Inventory	(2,564)	4,888	(7,872)
Other assets	1,199	4,366	(6,418)
Accounts payable, accrued expenses and other liabilities	10,176	(786)	4,762
Deferred revenue	(2,601)	(3,880)	1,686

Net cash provided by operating activities	21,489	60,602	52,768

Cash Flow from Investing Activities:
Acquisitions and related costs, net of cash acquired	(4,391)	(3,749)	(320,480)
Capital expenditures	(45,018)	(54,992)	(22,523)
Additions to intangible assets	(7,024)	(7,545)	(7,963)
Decrease in restricted cash	(400)	40	47

Net cash used in investing activities	(56,833)	(66,246)	(350,919)

Cash Flow from Financing Activities:
Borrowings under revolving credit agreement	87,075	24,868	—
Proceeds from long term debt	—	—	295,000
Principal payments of term loan	(22,115)	(14,194)	(3,750)
Principal payments on borrowings under revolving credit agreement and other debt	(34,866)	(20,895)	(85,062)
Proceeds from issuance of common stock to investors, net of issuance costs	—	—	103,865
Proceeds from issuance of preferred stock to investor	—	—	15,107
Proceeds from issuance of common stock to employees	1,992	2,474	2,669
Proceeds from exercise of stock options by employees and warrants	2,143	87	2,860
Repurchase of common stock	—	—	(6,161)
Debt and equity issuance costs	(2,246)	(808)	(14,033)
Other	(183)	(53)	325

Net cash provided by financing activities	31,800	(8,521)	310,820

Effect of exchange rate changes on cash and cash equivalents	5	340	(423)

Net increase (decrease) in cash and cash equivalents	(3,539)	(13,825)	12,246
Cash and cash equivalents, beginning of year	6,624	20,449	8,203

Cash and cash equivalents, end of year	$3,085	$6,624	$20,449

Supplemental Cash Flow Information:
Cash paid for interest	$30,752	$28,943	$15,599
Cash paid for income taxes	$515	$849	$1,163
Non-cash Transactions:
Common stock issued and options assumed in connection with acquisitions	$—	$—	$36,570
Warrants issued for patents	$—	$—	$1,305
Common stock issued in exchange for preferred stock	$—	$15,107	$—
Capital leases and other long term debt issued for purchase of equipment	$—	$1,205	$—

The accompanying notes are an integral part of these consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.

Notes To Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide solutions and services that protect and secure personal identities and assets and allow international governments, federal and state agencies, law enforcement and commercial businesses to guard the public against terrorism, crime and identity theft.

Recent Transactions

In January 2010, L-1 announced that one of its strategic goals and objectives for 2010 was to explore strategic alternatives to enhance shareholder value. Subsequently, on September 19, 2010, the Company entered into an agreement (the “Merger Agreement”) with Safran SA (“Safran”) and Laser Acquisition Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Safran, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company is to be acquired by Safran in a merger transaction providing for shareholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. Completion of the merger remains subject to certain conditions, including, among others, (i) termination or expiration of the Committee on Foreign Investment in the United States (“CFIUS”) review period pursuant to the Exon-Florio Provision of the Defense Production Act of 1950; (ii) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Safran and compliance by the Company and Safran with their respective obligations under the Merger Agreement; (iv) no law or government order prohibiting the merger; and (v) other customary conditions.

In February 2011, the Company completed its previously announced sale of the Intel Business to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc). Pursuant to the terms of the Purchase Agreement, dated as of September 19, 2010 (the “BAE Purchase Agreement”), by and between the Company and BAE, the Company sold the Intel Business to BAE for a purchase price of $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations, the net proceeds of which were used to repay $289.3 million of outstanding debt under the Company’s credit agreement.

The accompanying financial statements reflect the impact of the sale of the Intel Business whose operating results have been reflected as discontinued operations for all periods presented. Unless otherwise noted, revenues and expenses in these notes to consolidated financial statements exclude amounts attributable to discontinued operations. The assets and liabilities of the discontinued operations have been included in assets held for sale and liabilities related to assets held for sale at December 31, 2010. The consolidated financial statements do not reflect the pro forma effect of the sale of the Intel Business or the repayment of the long-term debt under the terms of the Credit Agreement.

Overview

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

The Services segment includes Enrollment Services. Enrollment Services performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries.

Customers, depending on their needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements.

Summary Parent Company’s Financial Data

The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	December 31,	December 31,
	2010	2009

Assets:
Deferred financing costs	$1,439	$2,506
Investment in L-1 Operating	909,465	894,988

	$910,904	$897,494

Liabilities and equity:
Accrued interest	$825	$825
Deferred tax liability	3,107	5,200
Convertible debt	166,641	161,008

	170,573	167,033
Equity	740,331	730,461

	$910,904	$897,494

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries and controlled entities, after elimination of material inter-company transactions and balances.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long-lived assets, inventory valuation, provision for bad debts, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, interest rate protection agreements, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of dilutive common and common equivalent shares outstanding during the year.

The per share amounts do not reflect the impact of outstanding in the money stock options, warrants and restricted share awards of 0.4 million, 0.3 million, and 0.7 million shares during the years ended December 31, 2010, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

The Company calculates the effect of the Convertible Notes on diluted net income per share utilizing the “if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the years ended December 31, 2010, 2009 and 2008, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.

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

Basic and diluted net income (loss) per share calculations for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except per share data):

	2010	2009	2008

Net loss of continuing operations, net of income taxes	$(10,014)	$(1,115)	$(555,309)

Net income (loss) from discontinued operations, net of income taxes	$(6,451)	$(2,888)	$3,715

Net loss attributable to L-1’s shareholders	$(16,486)	$(4,198)	$(551,594)

Basic and diluted weighted average common shares outstanding	87,756	85,516	77,518

Basic and diluted net income (loss) per share:
Continuing operations	$(0.11)	$(0.01)	$(7.16)

Discontinued operations	$(0.07)	$(0.03)	$0.05

Attributable to L-1’s shareholders	$(0.19)	$(0.05)	$(7.12)

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

When a customer arrangement does not require significant production, modification or customization of software and does not include certain services considered to be essential to the functionality of the software or is not otherwise within the scope of standards applicable to long term contracts, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

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

Many of the Company’s arrangements include multiple elements. Such arrangements may include one or more of the following elements: consumables, equipment, hardware, software, rights to additional software, when and if available software, software maintenance, hardware maintenance, hardware replacement, technical support services, training, installation and consulting services. For arrangements that include multiple elements that are not within the scope of standards applicable to software revenue recognition, the Company allocates value to each element based on the relative estimated fair value of each element, if fair value exists for each element. For arrangements within the scope of standards applicable to software revenue recognition, which do not involve significant modification or customization of the software or otherwise include services that are considered essential to the functionality of the software, the Company allocates value to each element based on its relative fair value, based on vendor specific objective evidence (“VSOE”) of fair value, which is determined based on the prices charged when each element is sold separately, considering renewals and other evidence of fair value, as appropriate. If fair value or VSOE of fair value, if applicable, exists for all undelivered elements, but does not exist for the delivered element, then the residual method is used to allocate value for each element. Under the residual method, each undelivered element is allocated value based on fair value or VSOE of fair value, if applicable, for that element and the remainder of the total arrangement consideration is allocated to the delivered element. If fair value or VSOE of fair value, if applicable, does not exist for all undelivered elements, revenue is deferred until such time as fair value of undelivered elements is established, at which time revenue is recognized for all delivered elements. Revenue for maintenance and support is recognized ratably over the remaining term of any maintenance support period.

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

Revenue from long term contracts is recognized under the percentage of completion method. The Company measures the percentage of completion using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones), whichever provides the most reliable and meaningful measure of performance in the circumstances. Milestones are specific events or deliverables clearly identified in the contract and can include delivering customized systems, installation and services. When milestone measures are used, revenue is recognized when performance of milestones is achieved. The Company recognizes revenue based on the total milestones billable to the customer less revenue related to any future maintenance service requirements. On contracts where milestones are not used, the Company generally recognizes revenue on a cost-to-cost basis or as the units are delivered, whichever is most appropriate in the circumstances. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The excess of billings under these contracts as current assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. At December 31, 2010 and 2009, the Company’s cash equivalents consisted of money market accounts and overnight investments with banks.

Financial Instruments

The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes and Term Loan is based on transaction prices. The fair value of interest rate protection agreements and foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date, taking into account current interest rates, future expectations of interest rates, and L-1’s current credit worthiness. The recorded and estimated fair values are as follows at December 2010 and 2009:

	Assets (Liabilities)
	Recorded amount at	Fair Value at
	December 31,	December 31,
	2010	2010

Accounts Receivable	$103,091	$103,091
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements and Foreign Currency Contracts	(89,300)	(89,300)
Other Current Liabilities	(7,503)	(7,503)
Revolving Credit Facility	(57,943)	(57,943)
Term Loan	(257,857)	(260,266)
Convertible Notes	(166,641)	(172,947)
Other Debt	(1,022)	(1,022)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	(29)	(29)
Interest Rate Protection Agreements (included in accrued expenses)	(1,238)	(1,238)

	Recorded amount at	Fair Value at
	December 31,	December 31,
	2009	2009

Accounts Receivable	$116,353	$116,353
Accounts Payable and Accrued Expenses, Excluding Interest Rate Protection Agreements and Foreign Currency Contracts	(108,184)	(108,184)
Other Current Liabilities	(6,680)	(6,680)
Revolving Credit Facility	(4,868)	(4,868)
Term Loan	(278,878)	(283,833)
Convertible Notes	(161,008)	(160,388)
Other Debt	(1,611)	(1,611)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	(9)	(9)
Interest Rate Protection Agreements (included in accounts payable and accrued expenses)	(1,896)	(1,896)

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

Excluding discontinued operations, as of December 31, 2010 and 2009, U.S. Federal government agencies, directly or indirectly, accounted for 8 percent and 18 percent of consolidated accounts receivable, respectively. Including discontinued operations, as of December 31, 2010 and 2009, respectively, U.S. Federal government agencies, directly or indirectly accounted for 34 and 46 percent of consolidated accounts receivable.

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

Property and Equipment

Property and equipment are recorded at cost or at fair value for items acquired under capital leases or in acquisitions. Cost includes capitalized interest for self constructed assets. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step approach as prescribed in the relevant guidance. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which in 2009 was determined primarily by using the discounted cash flows method, but considered comparable market multiples and market transactions when available and suitable, as well as other factors. In 2010, the estimated fair value was based on the enterprise value derived from the sales price of the Intel Business and the sale of the Company pursuant to the transactions described in Note 1. Based upon these tests, L-1 determined that no goodwill impairment resulted at October 31, 2010, the date of the annual goodwill impairment test for the reporting units included in continuing operations or as of September 30, 2010, the date of the interim goodwill impairment test for the reporting units comprising the discontinued operations. In 2008, L-1 determined the fair value of the biometrics business units were less than their carrying amounts resulting in a goodwill impairment. See Note 14.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. For the years ended December 31, 2010, 2009 and 2008, the Company received funding under time and materials contracts to perform services for conceptual formulation, design or testing of possible product or process alternatives, which it recorded as an operating expense offset under the requirements of the standard, Research and Development Arrangements. The Company received funding of $0.6 million, $0.4 million, and $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. In certain circumstances the government obtains a royalty free right to use the technology developed under these contracts. The Company generally retains the right to the data and ownership of the results of its own research and development efforts.

In addition, the Company has research and development contracts which are accounted for pursuant to the standards applicable to long term contracts. The Company recognized revenues of $6.8 million, $4.9 million and $6.7 million related to these contracts during the years ended December 31, 2010, 2009 and 2008, respectively.

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized over the term of the related debt using the effective interest method. Amortization of deferred financing costs was $5.2 million, $4.6 million and $4.2 million during the years ended December 31, 2010, 2009, and 2008, respectively, of which $1.6 million,

$1.3 million, and $1.4 million, is included in continuing operations. Accretion of debt discount, also using the effective interest method, was $6.7 million, $6.5 million and $4.5 million during the years ended December 31, 2010, 2009, and 2008, respectively. Costs related to modifications of financing arrangements that do not qualify as extinguishment of debt are expensed as incurred.

Software Costs

The Company capitalizes certain costs incurred in the development of computer software to be sold or leased once technological feasibility is reached. During the years ended December 31, 2010, 2009 and 2008, the Company capitalized $3.6 million, $4.6 million and $6.9 million, respectively, which are being amortized over three to five years. L-1 recorded amortization expense of $2.9 million, $2.2 million and $2.4 million related to these assets during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using currently enacted tax rates and changes in tax rates are recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance is increased or reduced when the Company, based on estimated income of the appropriate character and in the appropriate jurisdiction, determines it is more likely than not that the amounts of the deferred tax benefits that will not be realized differ from the recorded amounts. Prior to January 1, 2009, a reduction of the valuation allowance was recorded either as a benefit in the income statement or as a reduction of goodwill if the reduction was related to pre-acquisition net operating loss carry-forwards. After December 31, 2008, all changes in the valuation allowance are reflected in the statement of operations.

During the fourth quarter of 2008, management evaluated the adequacy of the valuation allowance in light of the results for the year and determined that, based on the cumulative results of operations for the three years ended December 31, 2008, after considering items that do not enter in the determination of taxable income, and the likely future operating results, it was more likely than not that the portion of the tax benefits of net operating loss carry-forwards that would not be realized would be higher than previously recorded. As a result, the Company increased the deferred tax asset valuation allowance to reflect the estimated tax benefits it expected to realize. During the year ended December 31, 2010, the Company reevaluated the adequacy of the valuation allowance based on the same methodology used in 2008 and 2009, and determined that the valuation allowance should be decreased. It is possible that, depending on the cumulative results of operations for the three year period ending on December 31, 2011, after considering items that do not enter in the determination of taxable income, and the then likely operating results, the valuation allowance may be increased or decreased.

The Company recognizes the tax benefits of a tax position if the Company determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Foreign Currency Translation and Transactions

Assets and liabilities of L-1’s operations in Germany, India and Canada are denominated in Euros, Rupees and Canadian dollars, respectively, which are also the functional currencies and are translated into U.S. dollars at exchange rates as of each balance sheet date. Income and expense accounts are translated into U.S. dollars at the average rates of exchange prevailing during the periods presented. Adjustments resulting from translating foreign currency financial statements into U.S. dollars of operations whose functional currencies are the local currency are included in accumulated other comprehensive income or loss as a separate component in equity. The functional currency of the Company’s Mexican operations is the U.S. dollar. Accordingly, monetary assets and liabilities are re-measured to U.S. dollars at the balance sheet date with the gain or loss reflected in income. Non-monetary assets and liabilities are re-measured in U.S. dollars at historical rates.

From time to time, the Company utilizes foreign currency forward contracts to mitigate the exchange rate impact of specific purchase obligations denominated in foreign currencies. All gains and losses resulting from the change in fair value of the contracts are recorded in operations. For the years ended December 31, 2010, 2009 and 2008, other expense, net, included a loss of approximately $0.7 million, $0.4 million and $0.2 million, respectively, consisting of realized and unrealized gains and losses related to foreign currency transactions and balances. None of the foreign currency forward contracts were terminated prior to settlement. The fair value of forward currency contracts at resulted in unrealized losses of less than $0.1 million in 2010 and 2009 and an unrealized gain of $0.4 million in 2008.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period based on the awards expected to vest. The estimated fair value of restricted stock and stock option awards is determined on the date of the grant.

L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating common stock price volatility, forfeiture rates and expected terms. The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is based on the average life of 6.3 years. The Company estimated forfeitures when recognizing compensation expense based on historical rates. The risk free interest rate is based on the 7 year treasury security as it approximates the estimated 6.3 year expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted. In 2010, 2009 and 2008, the Company updated its forfeiture rate assumption, which resulted in a decrease of expense of $1.7 million in 2010, a increase of $1.7 million in 2009 and a decrease in expense of $0.3 million in 2008. Restricted stock awards are valued at the market price at the date of grant.

Stock-based compensation from both continuing and discontinued operations for 2010, 2009 and 2008 was $25.6 million, $23.7 million and $18.1 million, respectively, and includes $3.7 million in 2010, $1.6 million in 2009 and $0.7 million in 2008 related to restricted stock issuances. Stock-based compensation also includes $0.0 million, $0.2 million and $0.3 million for 2010, 2009 and 2008, respectively, for incentive compensation settled or to be settled in common stock and fully vested stock options, as well as stock-based compensation related to the Company’s retirement plan contributions, settled or to be settled in, common stock of $10.4 million, $9.4 million, and $6.5 million for 2010, 2009, 2008, respectively. The Company has recognized all compensation expense in the consolidated statements of operations for 2010, 2009 and 2008.

Stock based compensation attributable to discontinued operations was $9.1 million, $8.7 million and $6.3 million for the 2010, 2009 and 2008, respectively. The following table presents stock-based compensation expense included in continuing operations (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Cost of revenues	$1,053	$873	$987
Research and development	1,576	1,785	1,814
Sales and marketing	2,036	1,944	1,818
General and administrative	11,908	10,398	7,227

Total Stock-based compensation	$16,573	$15,000	$11,846

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.2 million and $0.3 million, respectively.

Adoption of New Accounting Standards

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

3.	ADDITIONAL FINANCIAL INFORMATION

Property and equipment

Property and equipment comprised the following as of December 31, 2010 and 2009 (in thousands):

	December 31,		Weighted Average
	2010	2009	Useful Life

System assets	$140,947	$92,753	3-7 years
Computer and office equipment	12,974	9,147	3-5 years
Machinery and equipment	23,246	23,107	2 years
Construction in progress	32,868	53,436	—
Leasehold improvements	8,302	7,652	5 years
Other- including tooling and demo equipment	5,438	4,234	2-5 years

	223,775	190,329
Less, accumulated depreciation	97,591	74,829

	$126,184	$115,500

At December 31, 2010, property and equipment of $0.4 million, net of accumulated depreciation of $0.9 million was included in assets held for sale in the accompanying balance sheet.

Capital expenditures in 2010 aggregated $45.0 million, substantially all of which is principally related to the Solutions segment.

Depreciation expense on property and equipment for the years ended December 31, 2010, 2009 and 2008 was $28.4 million, $23.5 million and $18.1 million, respectively, of which $0.2 million, $0.2 million, and $0.3 million is included in discontinued operations. For the three years ended December 31, 2010, 2009 and 2008, the Company capitalized interest of $1.9 million, $1.8 million and $0.3 million, respectively.

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

The following table presents depreciation and amortization expense, excluding amortization of acquisition related intangible assets, but includes amortization of other intangible assets included in continuing operations (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Cost of revenues	$28,402	$23,021	$17,098
Sales and marketing	394	294	318
Research and development	632	437	820
General and administrative	3,836	3,419	3,174

	$33,264	$27,171	$21,410

Inventory, net

Inventory comprised the following as of December 31, 2010 and 2009, net of write downs of $2.3 million and $3.2 million, respectively (in thousands):

	December 31,
	2010	2009

Purchased parts and materials	$25,443	$23,107
Work in progress	1,512	615
Inventoried contract costs	3,585	3,193
Finished goods	2,132	2,469

	$32,672	$29,384

Approximately $1.9 million and $2.1 million of inventory at December 31, 2010 and 2009, respectively, were held at customer sites.

Goodwill

Goodwill comprises the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

			Discontinued
	Solutions	Services	Operations	Total

Balance, January 1, 2008	784,595	84,637	185,038	1,054,270
Reclassification of ComnetiX products business	9,780	(9,780)	—	—
Bioscrypt acquisition	39,440	—	—	39,440
Old Digimarc acquisition	228,967	—	—	228,967
Impairment charges	(430,000)	—	—	(430,000)
Other, net	(3,655)	(1,069)	3,024	(1,700)

Balance, December 31, 2008	629,127	73,788	188,062	890,977
Old Digimarc final acquisition adjustments	(3,379)	—	—	(3,379)
Currency translation adjustments	192	938	—	1,130
Other, net	559	—	527	1,086

Balance, December 31, 2009	$626,499	$74,726	$188,589	$889,814
Currency translation adjustments	(880)	326	—	(554)
Reclassification to Assets Held for Sale	—	—	(188,589)	(188,589)
Other, net	(340)	—	—	(340)

Balance, December 31, 2010	$625,279	$75,052	$—	$700,331

As of December 31, 2010, approximately $145.2 million of goodwill was deductible for income tax purposes, of which $46.3 million relates to continuing operations.

The impairment charge recorded in 2008 is the only goodwill impairment recorded since 2007. See Note 14 to the consolidated financial statements for additional information.

Intangible assets

Intangible assets are comprised of the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Acquisition related intangibles:
Completed technology	$16,282	$(7,643)	$14,425	$(4,853)
Core technology	340	(147)	340	(79)
Trade names and trademarks	1,215	(712)	7,263	(2,269)
Customer contracts and relationships	56,163	(21,947)	104,063	(31,382)

	74,000	(30,449)	126,091	(38,583)
Non-acquisition related intangibles	29,168	(11,453)	23,591	(8,724)

	$103,168	$(41,902)	$149,682	$(47,307)

At December 31, 2010, intangible assets of $37.8 million, net of accumulated amortization of $16.4 million was included in assets held for sale in the accompanying balance sheet. As of December 31, 2010, approximately $63.9 million of intangible assets, net were deductible for income tax purposes, of which $26.4 million are included in assets held for sale.

In 2008, the Company recorded an impairment of $95.2 million for intangible assets, substantially all of which is related to its biometrics business. See Note 14 for additional information.

Amortization of acquisition-related intangible assets for the years ended December 31, 2010, 2009 and 2008, was $8.2 million, $9.7 million and $27.7 million, respectively, of which $3.0 million, $4.3 million and $5.3 million, respectively is included in discontinued operations. Other intangible asset amortization excluding acquisition related amortization was $5.1 million, $4.0 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, all of which is included in continuing operations. The following summarizes amortization of acquisition related intangible assets included in continuing operations (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$5,229	$5,349	$21,564
General and administrative	—	—	828

	$5,229	$5,349	$22,392

Amortization of acquisition related intangible assets from continuing operations for the subsequent five years and thereafter is as follows: $4.8 million, $4.2 million, $3.8 million, $2.0 million, $1.7 million and $27.1 million.

Accounts payable and accrued expenses

Accounts payable and accrued expenses comprise the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Accounts payable	$47,516	$48,852
Accrued compensation	9,596	12,027
Accrued vacation	4,826	8,373
Accrued subcontractor costs	3,185	5,398
Accrued professional services	3,506	4,836
Accrued retirement plan contributions	250	6,027
Other	21,688	24,576

	90,567	$110,089

Warranty reserves

The activity in the warranty reserves for the years ended December 31, 2010, 2009 and 2008 comprises the following (in thousands):

December 31,

Balance, January 1, 2008	$645
Provisions	132
Charges	(30)

Balance, December 31, 2008	$747
Provisions	73
Charges	(170)

Balance, December 31, 2009	$650
Provisions	202
Charges	—

Balance, December 31, 2010	$852

Accounts receivable, net

At December 31, 2010 accounts receivable, net includes unbilled receivables related to continuing operations of $34.8 million substantially all of which is expected to be billed and collected in 2011. At December 31, 2010, included in discontinued operations were $8.9 million of unbilled receivables. Of the total unbilled receivables from continuing operations, approximately $12.3 million represents revenue earned which could not be billed pending receipt of data to complete the billings, primarily related to credentials produced. The remaining balances primarily represent revenues earned which will be billed in accordance with payment schedules specified, or otherwise in accordance with the terms of, the contracts. The activity in the accounts receivable reserves for the years ended December 31, 2010, 2009, and 2008 comprises the following (in thousands):

Balance, January 1, 2008	$1,214
Additions	825
Write-offs	(261)

Balance, December 31, 2008	1,778
Additions	4,079
Write-offs	(948)

Balance, December 31, 2009	4,909
Additions	1,278
Write-offs	(1,284)
Reclassification to Assets Held for Sale	(91)

Balance, December 31, 2010	$4,812

Derivatives

The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at December 31, 2010, has no derivatives that are designated as fair value hedges.

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

The Company has entered into interest rate protection agreements to reduce its exposure to the variable interest rate payments on its term loan. In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counter party a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, and expire in May 2011, pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. These agreements were settled in February 2011.

At December 31, 2010 and 2009, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $2.9 million and $1.8 million, respectively.

The following summarizes certain information regarding the Company’s derivatives financial instruments (in thousands) which have been designated and are effective as cash flow hedges:

		Gain (loss) reclassified from
		OCI to Income Statement
	Recognized	Year	Year	Year
	In OCI at	Ended	Ended	Ended
	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2008

Interest rate protection agreements	$(445)	$(534)	$(489)	$—
Foreign currency forward contracts	-	-	235	-

The amount included in OCI which is expected to be recognized in 2011 approximates $0.3 million.

The following summarizes certain information regarding the Company’s derivatives financial instruments not designated or not effective as hedges (in thousands):

		Amounts of Gain (Loss) Recognized
		Income Statement
		Year	Year	Year
	Income Statement	Ended	Ended	Ended
	Caption	December 31, 2010	December 31, 2009	December 31, 2008

Interest rate protection agreements	Interest Expense	$658	$(429)	$-
Foreign currency forward contracts	Other Expense, net	$(113)	$50	$435

Products and services revenues

The following provides details of the products and services revenues for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Services:
U.S. Federal government services	$25,673	$35,737	$19,535
State and local government services	92,137	77,708	57,893

Total Services	117,810	113,445	77,428

Solutions:
State and local government solutions	122,165	117,547	67,723
Hardware and consumables	96,255	116,305	137,590
Software, licensing fees and other	76,279	56,047	46,126
Maintenance	37,619	33,785	29,272

Total Solutions	332,318	323,684	280,711

Total Revenues	$450,128	$437,129	$358,139

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

Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.1 percent, and of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.

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

In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction with AFIX. Receivables from and sales to AFIX at December 31, 2010 were at $0.2 million and less than $0.1 million, respectively. Receivables from and sales to AFIX at December 31, 2009 were at $0.1 million and $0.1 million, respectively.

In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company reimburses L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the years ended December 31, 2010, 2009 and 2008, the Company incurred costs of $0.6 million, $0.8 million and $0.8 million, respectively, related to sublease agreement.

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

The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty earned during the twelve months ended December 31, 2010 and 2009 amounted to $0.1 million and $0.2 million, respectively.

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

5.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt comprises the following (in thousands):

	December 31,	December 31,
	2010	2009

$175.0 million aggregate principal amount 3.75% Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreements	57,943	4,868
Borrowings under term loan	259,941	282,056
Capital leases and other	1,022	1,611

	493,906	463,535
Less: Unamortized discount on convertible notes	8,359	13,991
Less: Unamortized original issue discount on term loan	2,084	3,178
Less: Current portion of long-term debt	271,401	27,062

	$212,062	$419,304

Pursuant to the terms of the Credit Agreement, as amended, as described below, the Company is required to use the Net Cash Proceeds (as defined) from the sale the Intel Business to BAE to make mandatory prepayments of amounts borrowed under the Credit Agreement, first in reduction to the Term Loans and next in reduction of revolving loans. Because the related assets held for sale and corresponding liabilities are included in current assets and liabilities the total amount outstanding under the Term Loans, of $257.9 million, net of original issue discount and $12.9 million of borrowings under the revolving credit facility has been included in current liabilities. The related deferred financing costs are included in other assets. It is expected that upon this mandatory prepayment of the Term Loans, the Company will record a loss on the settlement of the debt of which is estimated to approximate $7.4 million.

Concurrent with the consummation of the sale of the Intel Business to BAE, approximately $289.3 million in debt was repaid, including all of the term loans and $29.4 million of borrowings under the revolving credit facility, which were reduced to $56.2 million. After giving the effect to the repayments described above, scheduled principal payments on long-term debt and financing arrangements for the subsequent three years are as follows: $0.6 million, $203.9 million and $0.1 million. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par in 2012.

Credit Agreement

On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. As of December 31, 2010, the Company has approximately $68.9 million available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.

On July 9, 2009, L-1 entered into an amendment to the Credit Agreement pursuant to which the term loans under the Credit Agreement have been split into two tranches: the Tranche B-1 Term Loan and the

Tranche B-2 Term Loan. The Tranche B-1 Term Loan, with an aggregate principal amount of approximately $128.1 million at December 31, 2010, requires annual principal payments (payable quarterly) of 10 percent of the original principal amount through September 30, 2010, 20 percent of the original principal amount through September 30, 2012, and thereafter increasing over the duration of the Credit Agreement. The Tranche B-2 Term Loan, with an aggregate principal amount of approximately $131.8 million at December 31, 2010, requires annual principal payments (also payable quarterly) of 1 percent of the related original principal amounts over the remaining term of the Credit Agreement. There were $57.9 million of borrowings and $8.1 million of letters of credit that were outstanding under the revolving credit facility, respectively, at December 31, 2010. In February 2011, in connection with the consummation of the BAE transaction, the term loans were fully repaid and the borrowings under the revolving credit facility were reduced to $56.2 million.

Under the terms of the amended senior secured credit facility, the Company has the option to borrow at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 5.0 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 4.0 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At December 31, 2010, the interest rates were 6.75 percent for Tranche B-1 Term Loans, 7.25 percent for Tranche B-2 Term Loans and 6.0 percent for borrowings under the revolving credit facility.

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

On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment extends the time period during which previously modified financial covenants will apply under the Credit Agreement, subject to the Company entering into definitive agreements providing for the sale of all or substantially all of the assets and operations of the Company and its subsidiaries in connection with its strategic alternatives review by September 30, 2010, which the Company executed on September 19, 2010. The Third Amendment provides that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 will remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio shall return to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remain in effect for the third fiscal quarter of 2010 and the period through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio shall return to 2.75 to 1.00 for each fiscal quarter thereafter. At December 31, 2010 the Company’s Consolidated Debt Service Coverage Ratio was

1.79:1.00 and the Consolidated Leverage Ratio was 3.50:1.00; accordingly the Company was in compliance with the modified financial covenants. On a pro forma basis giving effect to the BAE sale and the repayment of long term debt as if it had occurred on January 1, 2010, the pro forma debt service coverage ratio would have been 6.40:1.00 and the pro forma leverage ratio would have been 0.55:1.00.

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

In October 2008, the Company entered into an interest rate protection agreement to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement has a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company pays the counterparty a fixed rate of 4.1 percent and receives variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each pursuant to which the Company pays a fixed rate of 1.4 percent and receives three month LIBOR. The Company settled these agreements in February 2011.

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

The Notes are convertible until the close of business on the second business day immediately preceding May 15, 2027, in multiples of $1,000 in principal amount, at the option of the holder under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the trading price the Note, for each day of such measurement period was less than 98 percent of the product of the last reported sale price of shares of common stock of the Company and the applicable conversion rate for such trading day; (2) during any fiscal quarter, if the last reported sale price of shares of common stock of the Company for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the base conversion price on the related trading day; (3) if the Company calls any or all of the Notes for redemption; and (4) upon the occurrence of specified corporate transactions described in the Indenture. Upon conversion, the Company has the right to deliver shares of common stock based upon the applicable conversion rate, or a combination of cash and shares of common stock, if any, based on a daily conversion value as described above calculated on a proportionate basis for each trading day of a 25 trading-day observation period. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate by a number of additional shares of common stock specified in the Indenture, or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that the Notes will become convertible into shares of the acquiring or surviving company. In connection with the Safran merger, the Company delivered a conversion price notice to the holders of the Convertible Notes as required under the indenture. It is expected that the conversion price will be equal to the base conversion price. The Notes will not become convertible into shares of Safran in connection with the merger.

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

In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of December 31, 2010, 141,900 warrants were vested of which all have been exercised, and 236,500 remain unvested. The warrants expire in 2014.

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

Prepaid Forward Contract

In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns is required to deliver the shares to the Company in April-May 2012. At closing of the Convertible Notes, the Company settled its obligation under the pre-paid forward contract to Bear Stearns for cash of $69.8 million. The fair value of the obligation (which was equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company. Effective January 26, 2011, JP Morgan and the Company entered into a termination agreement and JP Morgan delivered the 3,490,400 shares to the Company.

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

7. STOCK OPTIONS AND RESTRICTED STOCK AWARDS

Stock Option Plans

On May 5, 2010 and May 7, 2008, the Company’s shareholders approved the L-1 Identity Solutions, Inc. 2010 and 2008 Long-Term Incentive Plans, under which 2.5 million and 2.0 million shares, respectively, are available for awards to employees, consultants and directors. Shares remaining available for issuance under the Company’s 2005 Long-Term Incentive Plan carried over to, and became available for future awards under, the Company’s 2008 Long-Term Incentive Plan.

The following is a description of the other stock-based incentive plans for which stock awards are outstanding. The 1996 Viisage Management Stock Option Plan and the 1996 Viisage Director Stock Option Plan (the “Option Plans”) permit the Board of Directors to grant incentive and nonqualified stock options to employees and officers and nonqualified stock options to directors. In 2005, the Company adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to eligible employees, officers and directors. Incentive stock options are granted at fair market value and are subject to the requirements of Section 422 of the Options generally vest on an annual basis over a period of four years. Options granted under the Internal Revenue Code of 1986, as amended. Nonqualified options are granted at exercise prices determined by the Board of Directors. To date, options granted to directors have vested either immediately or between one to four years from the date of grant. Options granted to officers and employees generally vest over four years or, in limited circumstances, earlier if certain performance criteria are achieved. All options granted under these plans expire ten years from the date of grant. In 2001, the Company adopted the 2001 Stock in Lieu of Cash Compensation for the Directors’ Plan to compensate non-employee members of the Board of Directors. This plan allows directors to elect to receive their board compensation in cash or stock. Both the 1996 Viisage. Management Stock Option Plan and the Viisage 1996 Director Stock Option Plan expired and no new shares are available to grant from these plans.

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

Details of the stock options available for grant and outstanding by stock option plan are set forth below:

	Available	Stock
	for	options
Stock Plan	grant	outstanding

2010 L-1 Identity Solutions Long-Term Incentive Plan	2,500,000	—
2008 and 2005 L-1 Identity Solutions Long-Term Incentive Plan	571,349	3,485,703
Bioscrypt Stock Plan	—	27,898
Identix Incorporated 2002 Equity Incentive Plan	182,193	2,144,455
ZN Employee Share Option Plan	—	177,456
2003 Imaging Automation Plan	—	485
1996 Imaging Automation Plan	—	688
1996 Viisage Directors Stock Option Plan	—	111,001
1996 Viisage Management Stock Option Plan	—	295,341
2000 Identix Incorporated New Employee Stock Incentive Plan	—	338,890
Identix Incorporated Equity Incentive Plan	—	372,112
Visionics Corporation 1998 Stock Option Plan	—	4,829
Identix Incorporated Non Employee Directors Stock option Plan	—	170,280

	3,253,542	7,129,138

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2010 through December 31, 2010:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Stock	Average	Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at January 1, 2010	8,091,652	$13.56
Granted	38,500	8.09
Exercised	(235,491)	3.85
Canceled/expired/forfeited	(765,523)	18.87

Outstanding at December 31, 2010	7,129,138	$13.28	5.76	$10,102,103

Vested or expected to vest at December 31, 2010	5,567,857	$13.28	5.76	$7,889,742

Exercisable at December 31, 2010	5,362,177	$14.16	5.05	$4,681,158

Options expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	As of 12/31/10	Life (Years)	Price	As of 12/31/10	Price

$0.03 – $0.03	177,456	3.00	$0.03	177,456	$0.03
0.16 – 7.23	869,986	8.64	7.21	221,611	7.18
7.30 – 9.34	777,346	7.69	7.70	220,910	7.86
9.53 – 12.22	791,828	3.28	11.20	786,828	11.19
12.40 – 14.52	676,264	3.70	13.56	585,014	13.49
14.55 – 14.55	1,170,000	5.66	14.55	1,170,000	14.55
14.78 – 16.43	923,197	5.44	15.86	826,447	15.87
16.55 – 18.46	733,744	5.80	17.63	581,369	17.59
18.84 – 20.01	969,006	6.10	19.48	755,231	19.45
20.06 – 58.25	40,311	2.96	22.99	37,311	23.23

Totals	7,129,138	5.76	$13.28	5,362,177	$14.16

The aggregate unearned compensation cost of unvested options outstanding as of December 31, 2010 was $8.6 million and will be amortized over a weighted average period of 1.9 years. The total intrinsic value of options exercised in the years ended December 31, 2010, 2009, and 2008 was $1.5 million, $0.2 million, and $2.6 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	Years Ended
	2010	2009	2008

Expected annual dividends	—	—	—
Risk free interest rate	3.3%	3.9%	4.1%
Expected volatility	56.2%	59.3%	51.9%
Expected life (in years)	6.3	6.3	6.3
Fair value of options	$4.58	$4.42	$7.62

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

Restricted Shares

During 2010 and 2009, the Company awarded 419,787 and 1,650,750 shares, respectively, of restricted stock to officers, directors and employees and had total outstanding restricted stock awards of 1,499,564 as of December 31, 2010. The restricted stock vests over four years and the weighted average grant date fair value was $7.40 at December 31, 2010. At December 31, 2010, approximately 1,171,000 shares are expected to vest based on the estimated forfeiture rate. Unearned compensation related to restricted stock that is expected to vest approximated $5.4 million at December 31, 2010 and is expected to be recognized over a weighted average period of 2.6 years. Restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding restricted stock awards.

Employee Stock Purchase Plan

In August 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan which made available 500,000 new shares for future issuance. In May 2008, the Company’s shareholders approved an additional 2,000,000 shares made available under the Employee Stock Purchase Plan. Shares issued under this plan were 295,269, 485,249 and 297,724 in 2010, 2009, and 2008, respectively. The purchase price is determined by taking the lower of 85 percent of the closing price on the first or last day of periods defined by the plan. In connection with the merger agreement with Safran, issuances of the Plan have been suspended.

Cash received from stock option exercises and purchases of shares under the employee purchase plan was $2.9 million, $2.6 million and $5.5 million in the years ended December 31, 2010, 2009, and 2008, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and facilities used in its operations under non-cancelable operating leases. Rental expense for operating leases related to continuing operations for the years ended December 31, 2010, 2009 and 2008 was approximately $9.1 million, $8.7 million and $6.8 million, respectively. Rental expense for operating leases related to discontinued operations for the years ended December 31, 2010, 2009 and 2008 was approximately $1.5 million, $1.4 million and $1.3 million, respectively.

In addition, the Company had capital lease obligations of $0.4 million and inventory purchase commitments of $1.0 million at December 31, 2010 all of which is related to continuing operations.

At December 31, 2010, approximate future minimum rentals under the operating leases, are as follows (in thousands):

	Continuing	Discontinued
	Operations	Operations

Year Ending December 31,
2011	$6,380	$1,361
2012	5,899	783
2013	5,105	168
2014	4,637	167
2015	3,348	171
Thereafter	2,807	176

	$28,176	$2,826

Foreign Currency Contracts

Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen and at December 31, 2010 these Japanese Yen denominated liabilities aggregated $2.9 million.

9.	LITIGATION

Putative Shareholder Class Action Litigation

The Company was named as a defendant in five putative shareholder class actions filed in the Superior Court of Connecticut, Judicial District of Stamford-Norwalk at Stamford, arising out of the transactions with Safran and BAE pursuant to the Merger Agreement and BAE Purchase Agreement. The actions were captioned: Michael Palma v. Robert LaPenta et al., CV-10-6006781-S (Conn. Super. Ct.), Barry P. Kranz, Jr. v. L-1 Identity Solutions et al., CV-10-6006760-S (Conn. Super. Ct.), Michael Matteo v. L-1 Identity Solutions et al., CV-10-6006759-S (Conn. Super. Ct.), Dart Seasonal Products Retirement Plan v. L-1 Identity Solutions et al., CV-10-6006835-S (Conn. Super. Ct.), and George F. Chrisman v. Robert LaPenta et al., CV-10-6006886-S (Conn. Super. Ct.) (collectively, the “Shareholder Actions”).

The plaintiffs in the Shareholder Actions generally alleged the members of the L-1 Board of Directors and certain officers of the Company breached their fiduciary duties to shareholders by, among other things, allegedly failing to receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to certain terms in the proposed merger agreement with Safran that allegedly discourage competing offers from other potential bidders and/or benefit defendants. The Shareholder Actions generally alleged that the Company aided and abetted these alleged breaches of fiduciary duty. Certain of the suits also alleged claims against Safran, Merger Sub, BAE and BAE Systems, Inc. (the parent entity to BAE and the U.S. affiliate of BAE Systems plc) for aiding and abetting the foregoing alleged breaches of fiduciary duty. The Shareholder Actions generally sought preliminary and permanent relief, including, among other things, permission to proceed as a class action, declaratory relief declaring that defendants have breached their fiduciary duties, an injunction enjoining the transactions contemplated by the Merger Agreement and BAE Purchase Agreement, rescissionary damages in the event that the Transactions are consummated, costs and attorneys’ and experts’ fees.

On December 1, 2010, the plaintiffs reported that they had agreed on a lead counsel and lead plaintiff structure whereby the Matteo, Kranz & Dart Seasonal Products Retirement Plan plaintiffs became co-lead plaintiffs and their counsel co-lead counsel. On December 3, 2010, the Court entered an order consolidating the actions and appointing a leadership structure consisting of Kranz and Dart Seasonal Products Retirement Plan as Lead Plaintiffs, the law firms of Robbins Umeda LLP and Robbins Geller Rudman & Dowd LLP as Co-Lead Counsel for Plaintiffs, and the law firms of Wofsey Rosen Kweskin Kuriansky, LLP and Diserio Martin O’Connor & Castiglioni LLP as Co-Liaison Counsel for Plaintiffs. The caption for the consolidated cases is: In re L-1 Identity Solutions, Inc. Shareholder Litigation, Lead Case No. X05-FST-CVIO-6006759-S.

On December 6, 2010, Lead Plaintiffs filed a Motion for Limited Expedited Discovery and for a Briefing and Hearing Schedule on Plaintiffs’ Anticipated Motion for Equitable Relief and Objection to Defendants’ Request for Extension of Time to Respond to Plaintiff’s Discovery Requests in the Court. On December 10 and 13, 2010, the Company and the other defendants (except the BAE defendants who had already filed motions to strike and to stay), respectively, filed motions to strike the Complaint and motions to stay discovery pending adjudication of the motions to strike and objections to Lead Plaintiffs’ motion to expedite discovery.

On December 15, 2010, after arm’s length negotiations, the parties entered into a memorandum of understanding (“MOU”) to settle the litigation, which will be memorialized in a final settlement agreement to be submitted to the Court for approval. Pursuant to the MOU, the Company agreed to make certain additional disclosures in the Final Proxy. Additionally, pursuant to the MOU, the plaintiffs will be afforded the opportunity to conduct confirmatory discovery sufficient to confirm the fairness and reasonableness of the terms of the final settlement agreement.

The Company continues to vigorously deny any and all liability with respect to the facts and claims alleged in the action.

Old Digimarc Litigation

In connection with the Company’s August 2008 acquisition of Old Digimarc, which consisted of its Secure ID Business following the spin-off of its digital watermarking business, the Company assumed certain legal proceedings of Old Digimarc as described below.

Beginning in May 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming approximately 300 companies, including Old Digimarc, certain officers and directors and certain underwriters of the companies’ initial public offerings as defendants. The complaints were subsequently consolidated into a single action, and a consolidated amended complaint was filed in April 2002. The amended complaint alleges, among other things, that the underwriters of Old Digimarc’s initial public offering violated securities laws by failing to disclose certain alleged compensation arrangements in Old Digimarc’s initial public offering registration statement and by engaging in manipulative practices to artificially inflate the price of Old Digimarc’s stock in the aftermarket subsequent to the initial public offering. Old Digimarc and certain of its officers and directors are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint sought unspecified damages. In July 2002, the claims against Old Digimarc under Section 10(b) were dismissed. In October 2002, the individual officer and director defendants were dismissed without prejudice pursuant to tolling agreements. Subsequent addenda to these tolling agreements extended the tolling period through August 27, 2010. In June 2004, a stipulation of partial settlement among the plaintiffs, the companies, and the officers and directors was submitted to the District Court. While the partial settlement was pending approval, the plaintiffs continued to litigate their claims against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 309 cases that had been consolidated. Old Digimarc was not one of these focus cases. In October 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling and, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision for the six focus cases. In light of the Second Circuit opinion, in June 2007, the district court entered an order terminating the settlement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. The court issued an opinion and order on March 26, 2008, denying the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. The class certification motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants (including Old Digimarc) and underwriter defendants was submitted to the Court for preliminary approval. Old Digimarc’s portion of the settlement, which is wholly immaterial, is covered entirely by insurance.

On June 10, 2009, the Judge granted preliminary approval of the settlement, and on October 5, 2009, the Judge granted final approval of the settlement. On August 26, 2010, based on the expiration of the tolling period stated in the tolling agreements with the individual officers and directors, the plaintiffs filed a Notice of Termination of Tolling Agreement and Recommencement of Litigation against the named officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named officers and directors at this time. Notices of appeal of the opinion granting final approval were filed by six groups of appellants. In October 2010, four of the groups of appellants withdrew their appeals with prejudice. Plaintiffs have moved to dismiss with prejudice one of the remaining appeals based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record, and moved to dismiss the other appeal based on alleged lack of standing. It is unclear when the Second Circuit will rule on these motions.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Appellant Vanessa Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its condensed consolidated financial position, results of operations and cash flows.

Patent Litigation

On May 12, 2010, the Company was served with a complaint in the U.S. District Court, District of Delaware, alleging patent infringement of US Patent No. 5,913,542 regarding the making, using, offering for sale and selling of ID cards, including drivers’ licenses. On August 19, 2010, the Company filed an amended answer to the complaint, which contained counterclaims for declaratory judgment against the plaintiff. The Court has set a trial date of June 11, 2012. Based on the preliminary nature of the proceedings, it is not possible at this stage to quantify the potential damages, exposure or liability to L-1, if any.

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

The Company established the L-1 401(k) plan on January 1, 2003. Participants are fully vested in their contributions and vest 25 percent per year in L-1’s contributions. The Company also has assumed plans in connection with its acquisitions of which one has not been merged into the L-1 401(k) plan as of December 31, 2010. Company contributions on the one assumed plan that is not yet merged vests immediately and is related to discontinued operations. The plans permit pretax contributions by participants of up to the annual Internal Revenue Service dollar limit. The Company may make discretionary contributions to the plans in cash or common stock subject to certain limitations. The costs for these plans included in continuing operations were approximately $2.4 million, $2.1 million, and $1.6 million in 2010, 2009, and 2008, respectively. The costs for these plans included in discontinued operations were approximately $7.9 million, $7.4 million, and $6.6 million in 2010, 2009, and 2008, respectively. In connection with the merger agreement with Safran, the Company agreed not to make contributions in common stock after December 31, 2010.

11.	INCOME TAXES

	For the Years Ended December 31,
	2010	2009	2008

Pretax loss of continuing operations comprises the following (in thousands):
United States	$(35,458)	$(5,696)	$(530,860)
Foreign	5,229	3,256	(16,806)

	$(30,229)	$(2,440)	$(547,666)

The (benefit) provision for income taxes related to continuing operations comprises the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Current
Federal	$—	$328	$471
State	25	(121)	805
Foreign	803	296	635

	828	503	1,911

Deferred
Federal	(10,458)	(1,425)	(39,524)
State	(1,597)	(563)	(4,770)
Foreign	29	1,208	1,993

	(12,026)	(780)	(42,301)

Change in valuation allowance	(9,017)	(1,048)	48,033

	$(20,215)	$(1,325)	$7,643

The Company is subject to income tax examinations by U.S. Federal and other jurisdictions for tax years ended subsequent to December 31, 2005. However, the Company’s loss carryforwards are subject to adjustment by state and federal tax authorities in years the loss carryforwards are used to reduce taxable income. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The consolidated financial statements do not include any material provision for interest or penalties. The Company has made an election to account for interest expense and penalties related to income tax issues as income tax expense.

A reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Federal benefit statutory rate	(34.0)%	(34.0)%	(34.0)%
Goodwill impairment	—	—	26.7
State and local taxes, net of federal benefit	(3.4)	(18.5)	(0.5)
Valuation allowance	(29.4)	(43.0)	8.8
Foreign rate differential	(2.6)	16.3	—
Permanent and other items	2.5	24.9	0.4

Effective tax rate	(66.9)%	(54.3)%	1.4%

The components of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Deferred tax assets (liabilities):
Net operating loss carryforwards	$185,224	$187,363
Property and equipment	8,610	(6,635)
Intangible assets	(8,801)	(13,842)
Accruals and other reserves	9,934	12,927
Stock-based compensation expense	15,694	12,415
Tax deductible goodwill amortization	(11,439)	(18,842)
Convertible notes	(3,107)	(5,200)
Tax credits	6,200	6,391

Net deferred tax assets	202,315	174,577
Valuation allowance	(128,199)	(136,330)

Net deferred tax asset	$74,116	$38,247

Deferred tax asset:
Current	$40,881	$11,514
Long-term	33,235	26,733

	$74,116	$38,247

Deferred tax assets related to discontinued operations were $1.3 million and $1.3 million at December 31, 2010 and 2009, respectively. Deferred tax liabilities related to discontinued operations were $17.0 million and $14.0 million at December 31, 2010 and 2009, respectively.

The increase in net deferred tax assets during 2010 is primarily attributable to the generation of a taxable loss in the current year and a reduction of a valuation allowance due to additional expected net operating loss utilization in 2011 as a result of the sale of the Intel Business to BAE offset by lower assumed taxable income from continuing operations.

At December 31, 2010, the Company has available net operating loss carryforwards for federal tax purposes of approximately $477.2 million which may be used to reduce future taxable income and includes $12.7 million of tax deductions related to stock option exercises the tax benefit of which have not been recognized. Substantially all of these carryforwards are subject to limitations pursuant to the change in control provisions of Section 382 of the Internal Revenue Code. The Company has made an analysis of these limitations and recorded deferred tax assets only to the extent these net operating loss carryforwards can be realized during the carryforward period. These carryforwards expire from 2011 through 2030. In addition, the Company has $145.2 million of deductible goodwill, of which $46.4 million relates to continuing operations.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded tax charges related to the exercise of stock options and vested restricted stock of $2.0 million, $0.8 million and $0.3 million, respectively, as a reduction of paid in capital, and in 2010 and 2008, tax benefits of $0.1 million and $0.5 million, respectively, as a reduction of goodwill. The utilization of tax benefits related to stock options and restricted stock is determined based on ordering required by the relevant tax regulations.

12.	SEGMENT AND GEOGRAPHICAL INFORMATION

Operating segments are defined as components of a company whose operating results are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments have been aggregated in two reportable segments: Solutions and Services. The Solutions reportable segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. Prior to September 19, 2010 the Services reportable segment provided fingerprinting services to government, civil, and commercial customers, as well as information technology and security consulting services to U.S. Government agencies. As a result of presenting the information technology and security consulting services as discontinued operations the Services segment now solely consists of fingerprinting services. Accordingly, all prior segment data has retroactively revised to conform the data to the current presentation.

The Company measures segment performance primarily based on revenues and operating income (loss), Adjusted EBITDA and unlevered free cash flow. Operating results by segment, including allocation of corporate expenses, for the years ended December 31, 20010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008

Solutions:
Revenues	$331,989	$322,512	$280,045
Operating Income (Loss)	(8,629)	12,509	(534,779)
Depreciation and Amortization Expense	34,484	29,593	41,051
Services:
Revenues	118,139	114,617	78,094
Operating Income (Loss)	(4,237)	41	382
Depreciation and Amortization Expense	4,009	2,927	2,751
Consolidated:
Revenues	$450,128	437,129	358,139
Operating Income (Loss)	(12,866)	12,550	(534,397)
Depreciation and Amortization Expense	38,493	32,520	43,802

Included in the Solutions segment results are asset impairments and merger related expenses of $527.2 million and $1.1 million, respectively for the year ended December 31, 2008 and the Services segment includes asset impairments of $1.4 million. In 2010 and 2009, the Solutions reportable segment includes a provision of $2.9 million and $1.2 million, respectively, related to the suspension of the Registered Traveler Program. In 2010, the Solutions and Services segments include allocated strategic alternative costs of $9.7 million and $1.4 million, respectively.

Total assets by segment as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Solutions	$935,305	$896,208
Services	97,032	99,792
Discontinued Operations	271,290	272,945
Corporate	89,229	54,880

Total Assets	$1,392,856	$1,323,825

Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.

Continuing operations revenues by market for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

State and Local	$259,017	$237,463	$174,208
Federal	164,266	172,649	158,452
Commercial/Emerging Markets	26,845	27,017	25,479

Totals	$450,128	$437,129	$358,139

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, Markham, Canada and Bangalore, India. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues from continuing operations and identifiable assets (including discontinued operations) by geographic areas (in thousands):

	2010	2009	2008

Revenues:
United States	$379,291	$381,166	$310,449
Rest of World	70,837	55,963	47,690

Totals	$450,128	$437,129	$358,139

Total Long-Lived Assets:
United States	$863,216	$1,082,743	$1,055,549
Rest of World	24,565	24,946	24,978

Totals	$887,781	$1,107,689	$1,080,527

The Company did not have significant international sales to individual countries in any year presented.

13.	ACQUISITIONS

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

The purchase price, which was funded with borrowings under the Company’s restated and amended credit facility and proceeds from the issuance of equity securities, has been allocated as follows (in thousands):

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

Cash acquired	$1,710
Other current assets	5,013
Other assets	811
Current liabilities	(11,203)
Deferred revenue	(1,084)
Other non-current liabilities	(130)
Intangible assets	2,197
Goodwill	40,085

$37,399

None of the goodwill or the assigned value to the intangible assets is deductible for income tax purposes.

14.	ASSET IMPAIRMENTS AND ACQUISITION — RELATED EXPENSES

Asset impairments and acquisition-related charges comprise the following:

	2010	2009	2008
	Total	Total	Total
	Charges	Charges	Charges

Asset impairments	$3,150	$—	$528,577
Cash separation costs	—	—	1,106
Acquisition-related expenses	—	662	—

Total	$3,150	$662	$529,683

In 2010, L-1 recorded asset impairments primarily due to the unsuccessful negotiations related the Company’s participation in the restart of the Registered Traveler program. In 2009 the Company incurred $0.7 million of costs related to unsuccessful acquisitions. In 2010 and 2009, the Company performed its annual impairment tests which indicated there were no impairment of goodwill. In 2008, the Company recorded asset impairments of goodwill of $430.0 million and long-lived assets of $98.6 million, principally intangible assets recorded in connection with acquisitions, and relate to the Company’s biometrics businesses included in the Solutions segment. The impairment charges result from the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008, particularly as they impacted the biometrics businesses, as well as capital market conditions that adversely impacted valuation of businesses the Company acquired and the Company’s stock price and market capitalization.

Pursuant to the standard, Goodwill and Intangible Assets, the Company is required to test goodwill for impairment whenever impairment indicators are present, or at least annually. The Company performs its annual impairment test as of October 31 each year. The estimated fair value of the reporting units was determined primarily using the discounted cash flow method, and considering comparable market transactions and multiples. The aggregate enterprise values of all reporting units resulting from the valuations were then compared to the Company’s market capitalization at the valuation date. Pursuant to the standard, the Company compared the carrying amounts of its reporting units to their estimated fair values. At October 31, 2010 and 2009, (and at September 30, 2010 for reporting units comprised of discontinued operations, the estimated fair values of reporting units significantly exceeded the recorded amounts. Accordingly, we concluded that no impairment was indicated. At December 31, 2008 the carrying amounts (after adjusting for the impairment of long-lived assets described below) of certain reporting units within the Solutions segment exceeded the respective estimated fair values and thus were indicated to be impaired. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the impaired reporting units to tangible and intangible assets. With respect to the other reporting units for which an impairment was not indicated, the estimated fair values significantly exceeded the recorded amounts.

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

Prior to 2010, estimates of fair values were primarily based on the discounted cash flows based on the Company’s latest plans and projections. The use of the discounted cash flow method requires significant judgments and assumptions of future events many of which are outside the control of the Company, including estimates of future growth rates, income tax rates, and discount rates, among others. In addition, the use of market transactions and multiples requires significant judgment as to whether observed data is comparable to the reporting units being evaluated and how much weight should attributed to such data in the valuation. The estimated fair value of the reporting units in 2010 was based upon the enterprise value indicated by the sales prices of the Intel Business and the continuing operations business as being more indicative of the enterprise value of the reporting units.

15.	DISCONTINUED OPERATIONS

In February 2011, BAE acquired the stock and membership interests of the entities comprising the L-1 Intel Business for a purchase price of approximately $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations. These businesses include SpecTal, LLC, Advanced Concepts, Inc., and McClendon, LLC. Pursuant to the Credit Agreement, the net cash proceeds from the closing of the BAE transaction were used to make mandatory and voluntary prepayments of the Company’s indebtedness outstanding under its credit facility.

The major classes of assets and liabilities that are included as part of the Intel Business (and presented as held for sale at December 31, 2010) are as follows (in thousands):

	December 31,	December 31,
	2010	2009

Assets
Cash	$—	$370
Accounts receivable, net	42,008	40,319
Other current assets	2,404	2,291
Property and equipment, net	404	458
Goodwill and intangible assets, net	226,353	229,383
Other assets	121	124

Total assets	$271,290	$272,945

Liabilities
Accounts payable and accrued expenses	$24,322	$23,250
Other current liabilities	459	34
Deferred tax liability	17,337	14,016
Other liabilities	6	44

Total liabilities	$42,124	$37,344

Assets held for sale are carried at the lower of their carrying amounts or sales price less costs to sell. The Company expects to recognize a pre-tax gain on the sale of the Intel Business of approximately $40.0 million.

A summary of the results of operations of the discontinued operations comprise the following (in thousands):

	2010	2009	2008

Revenues	$218,402	$213,808	$204,733
Cost of sales	(154,432)	(149,736)	(143,770)
Operating expenses	(49,049)	(41,488)	(40,334)

Operating income	14,921	22,584	20,629
Interest expense	(23,715)	(26,655)	(14,613)
Other income	721	50	16

Income (loss) before income taxes	(8,073)	(4,021)	6,032
Benefit (provision) for income taxes	1,622	1,133	(2,317)

Net income (loss) from discontinued operations	$(6,451)	$(2,888)	$3,715

Effective September 19, 2010, the Company ceased recording depreciation and amortization of long-lived assets related to discontinued operations. Included in discontinued operations is interest expense related to the estimated debt that is required to be repaid from the net cash proceeds from the sale of the business in accordance with the terms of the Credit Agreement. Interest has been allocated to discontinued operations based on the ratio that the estimated debt required to be repaid bears to the total average debt outstanding during the period.

The tax benefit (provision) allocated to discontinued operations was determined by first calculating the provision on a consolidated basis including discontinued operations and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.

In connection with the sale of the Intel Business, the Company expects to recognize a gain for tax reporting purposes, which is estimated to result in a current tax payment of between $10.0 million and $20.0 million. The tax effects of the sale will be reflected as discrete items in the period during which the sale is consummated.