Form 10-K/A
period 2010-12-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2011-05-02
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the Registrant is a shell Company (as defined in Rule 12b-2).    ☐    Yes    ☑    No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $630.3 million.
As of February 24, 2011, the registrant had 90,311,719 shares of Common Stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) for the fiscal year ended December 31, 2010 of L-1 Identity Solutions, Inc. (the “Company”) is being filed solely to furnish the information required by Part III, Item 10 through Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which was filed with the U.S. Securities and Exchange Commission on March 1, 2011 (the “Original Filing”).
This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. Due to the pendency of our previously-announced merger with Safran S.A., we do not plan to file a definitive proxy statement within such 120-day period and therefore we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety to include as exhibits updated certifications required by the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
DIRECTORS
     The Board of Directors currently consists of 10 directors, each of whom is described below. The term of the Class I Directors will expire at the 2012 Annual Meeting of Stockholders, subject to the election and qualification of their respective successors. The term of the Class II Directors will expire at the 2013 Annual Meeting of Stockholders, subject to the election and qualification of their respective successors. The term of the Class III Directors will expire at the 2011 Annual Meeting of Stockholders, subject to the election and qualification of their respective successors. It is not currently anticipated that the Company will hold a 2011 Annual Meeting of Stockholders due to the pendency of the Company’s previously announced merger with Safran S.A. (“Safran”).

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

Class I Directors
B.G. Beck	74, has served as a director of the Company since February 2004. Mr. Beck was the Founder, President and Chief Executive Officer of Trans Digital Technologies Corporation from 1998 until its acquisition by the Company in February 2004. Mr. Beck currently serves as a member of the board of directors of Cardinal Financial Corporation, a provider of comprehensive individual and corporate banking services.

Mr. Beck brings to the Board practical business experience as the founder of a successful secure credentialing business. Under Mr. Beck’s leadership, Trans Digital Technologies became the sole source provider of high security technology and services to the U.S. Department of State for the production of U.S. passports. Mr. Beck’s experience equips him to provide expert input to the Board relating to our secure credentialing business specifically and U.S. government contracting generally. In addition, Mr. Beck serves as a member of our Marketing Committee.

James M. Loy	68, has served as a director of the Company since July 2006. Mr. Loy has been Senior Counselor at The Cohen Group since 2005. From 2003 to 2005, Mr. Loy served as Deputy Secretary of Homeland Security. From 2002 to 2003, he was Administrator, Transportation Security Administration. He served as Commandant of the U.S. Coast Guard from 1998 to 2002 and was Coast Guard Chief of Staff from 1996 to 1998. From 1994 to 1996, Mr. Loy was Commander of the Coast Guard’s Atlantic Area. Mr. Loy also serves on the board of directors of Lockheed Martin Corporation.

Mr. Loy’s senior leadership experience at Homeland Security, the Transportation Security Administration and as Commandant of the U.S. Coast Guard has exposed him to a broad range of national security issues which directly impact our business and the products we develop. In addition, Mr. Loy serves as the Chairman of our Compensation Committee and as a member of our Audit Committee.

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

Peter Nessen	75, has served as a director of the Company since its incorporation in 1996. Since July 2003, Mr. Nessen has served as the President of Nessen Associates Ltd., a non-profit consulting company. From January 2003 to July 2003, Mr. Nessen served as an adviser to the Governor of the Commonwealth of Massachusetts on education matters. Mr. Nessen has been chairman of the board of directors of NCN Financial, a private banking firm, since January 1995. From June 1993 through December 1994, Mr. Nessen was Dean for Resources and Special Projects at Harvard Medical School. From January 1989 to February 1993, Mr. Nessen was Secretary of Administration and Finance for the Commonwealth of Massachusetts. Prior to that, Mr. Nessen, who is a Certified Public Accountant, worked with Price Waterhouse before starting his own firm, Henry J. Bornhofft Company, which later merged with BDO Seidman.

Mr. Nessen’s senior advisory and leadership positions with the Commonwealth of Massachusetts give him insight into state governmental matters, which are highly relevant to our secure credentialing business in particular. Mr. Nessen has a long history of leadership at our Company, having served on the board of our predecessor Viisage Technology, Inc., since its initial public offering in 1996. Mr. Nessen provides financial expertise to the Board, serving as the Vice Chairman of our Audit Committee, of which he was previously Chairman, and qualifying as an audit committee financial expert under the criteria established by the SEC. Mr. Nessen also serves as a member of our Nominating and Corporate Governance Committee, and the Special Committee of the Board of Directors. In addition, he serves as our Lead Director, presiding over executive sessions of the non-management directors pursuant to the listing rules of the NYSE.

Class II Directors
Robert V. LaPenta Chairman, President and Chief Executive Officer	65, has served as the Chairman of the Board of Directors of the Company since December 2005 and as President and Chief Executive Officer of the Company since August 2006. Mr. LaPenta is the founder and Chief Executive Officer of L-1 Investment Partners, LLC, a private investment management firm. From April 1997 to April 2005, Mr. LaPenta served as President, Chief Financial Officer and a director of L-3 Communications Holdings, Inc., which he co-founded in April 1997. From April 1996, when Loral Corporation was acquired by Lockheed Martin Corporation, until April 1997, Mr. LaPenta was a Vice President of Lockheed Martin and was Vice President and Chief Financial Officer of Lockheed Martin’s Command, Control, Communications and Intelligence and Systems Integration Sector. Prior to the April 1996 acquisition of Loral, he was Loral’s Senior Vice President and Controller, a position he held since 1991. He joined Loral in 1972 and was named Vice President and Controller of its largest division in 1974. He became Corporate Controller in 1978 and was named Vice President in 1979. Mr. LaPenta is on the board of trustees of Iona College, the board of directors of Core Software Technologies and the board of directors of Leap Wireless International, Inc., a NASDAQ-listed company in the wireless telecommunications sector.

Since becoming the Chairman of the Board in December 2005, Mr. LaPenta has directed the Company’s acquisition, integration, financing and marketing efforts, growing the business from $66.2 million in revenue in 2005 to $650 million in 2009. Mr. LaPenta’s knowledge of all aspects of our business and its history, combined with his own substantial investment in the Company and focus on attaining shareholder value, position him well to serve as our Chairman, President and Chief Executive Officer.

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

Robert S. Gelbard	67, has served as a director of the Company since September 2005. Ambassador Gelbard is a self-employed international business consulting. From April 2005 until May 2010, he was Chairman of Washington Global Partners, LLC, a consulting firm. From March 2002 to September 2002, he was Senior Vice President of International Affairs and Government Relations for ICN Pharmaceuticals, Inc., a global pharmaceuticals company. From February 1967 to January 2002, Ambassador Gelbard held various senior level positions in the U.S. Department of State, including serving as Ambassador to Indonesia from 1999-2001, President Clinton’s Special Representative for the Balkans from 1997-1999, Assistant Secretary of State from 1993-1997, and Ambassador to Bolivia from 1988-1991. In 1989 Ambassador Gelbard received the Presidential Meritorious Award, and in 2002 he received the State Department Distinguished Service Award, its highest decoration.

Ambassador Gelbard has in-depth knowledge of the complex international, political and security issues that affect our business due to his experience in senior-level positions within the U.S. federal government. The federal government is a vitally important customer and Ambassador Gelbard has valuable insight regarding the international needs of this customer. In addition, Ambassador Gelbard serves as Chairman of our Marketing Committee and is a member of our Compensation Committee. From September 2005 until May 2010, he was Chairman of the Nominating and Corporate Governance Committee.

Harriet Mouchly-Weiss	68, has served as a director of the Company since its incorporation in 1996. Since February 2009, Ms. Mouchly-Weiss has been Vice Chairman and Senior Partner of Kreab Gavin Anderson Worldwide, a communications consulting firm, with offices in 25 countries, including New York and Washington. This is the product of a merger with the company she founded in January 1993, Strategy XXI Group, an international communications and consulting firm, in which she served as Managing Partner. Ms. Mouchly-Weiss was also Vice Chair of the Kreab Group, an international consultancy affiliated with Strategy XXI. Prior to founding Strategy XXI Group, Ms. Mouchly-Weiss was President of GCI International, a division of Grey Advertising. Ms. Mouchly-Weiss is a member of the Committee of 200 and currently serves on the boards of The Friends of the United Nations, the UJA-Federation of New York, the Count-Me-In micro-lending group, the Acumen Fund, the New Israel Fund, and is a Consultant to the Executive Director of UNOP.

As the founder and managing partner of Strategy XXI, Ms. Mouchly-Weiss has executive level experience in marketing and communications issues with an international focus. This skill set brings a diversity of experience to our board. Ms. Mouchly-Weiss also brings a depth of understanding of our Company’s history, having served on the board of our predecessor Viisage Technology, Inc. since its initial public offering in 1996. In addition, Ms. Mouchly-Weiss serves as a member of our Nominating and Corporate Governance Committee and Marketing Committee.

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

Class III Directors
Milton E. Cooper	72, has served as a director of the Company since August 2006 and previously served on the board of directors of Identix Incorporated (“Identix”) from 2001 through August 2006. Mr. Cooper is a past Chairperson for the Secretary of the Army’s National Science Center Advisory Board. From 1992 until his retirement in June 2001, Mr. Cooper served as President, Federal Sector for Computer Sciences Corporation (“CSC”), one of the largest systems integrators for federal government agencies and a leading supplier of custom software for aerospace and defense applications. Mr. Cooper joined Systems Group, the predecessor organization to CSC’s Federal Sector, in 1984, as Vice President, Program Development. Prior to joining CSC, Mr. Cooper served in various marketing and general management positions at IBM Corporation, Telex Corporation and Raytheon Company. Mr. Cooper currently serves as a member of the board of directors of ePlus Inc., a NASDAQ-listed company that operates technology sales and financing businesses.

Mr. Cooper’s senior executive role at CSC has provided him with expertise in federal government contracting in the technology area. His skills in this area bring a depth of experience to the Board that is directly applicable to a core business for the Company. In addition, Mr. Cooper’s senior-level experience with the federal government provides him with valuable insights into the perspective of a vitally important customer. Having served on the Board of Identix (including as Chairman of the Board) prior to its merger with our predecessor Viisage Technology, Inc. in 2006, Mr. Cooper has nine years of leadership experience with L-1 companies. In addition, Mr. Cooper serves as a member of our Compensation Committee, of which he was previously Chairman, and as a member of our Marketing Committee.

Malcolm J. Gudis	69, has served as a director of the Company since August 2006 and formerly served on the board of directors of Identix from 2001 through August 2006. In 1993, he retired as Senior Vice President of Electronic Data Systems Corporation (“EDS”), where he had worked for 22 years. For six of those years, he served as a member of EDS’ Board of Directors, and for eight of those years, he served on EDS’ eight-person Management Board. Mr. Gudis also served as Chief Operating Officer with responsibility for all of EDS’ international and commercial business interests outside of North America, including operations in over 30 countries as well as worldwide responsibility for the market segments comprising the Communications, Transportation and Energy & Petrochemical industries. In 1998, Mr. Gudis was awarded the first International Alumni Award by The Max M. Fisher School of Business at Ohio State University. He currently serves on The Dean’s Advisory Council at The Fisher School of Business at Ohio State University, the board of trustees of The Episcopal School of Dallas where he serves as Chancellor, and numerous charitable and business organizations’ advisory boards.

Mr. Gudis’ executive-level experience at EDS, including in particular with respect to its international operations, provides him with a skill set that is valuable in light of the scope of the Company’s international business. Mr. Gudis brings a substantial level of financial expertise to the Board having served as the Chief Operating Officer of EDS’ International and Global Business interests as well as on the Board of Directors of EDS and each of its independent international entities. Mr. Gudis served on the Board of Identix prior to its merger with our predecessor Viisage Technology, Inc. In addition, Mr. Gudis serves as a member of our Audit Committee, Nominating and Corporate Governance Committee, and the Special Committee of the Board of Directors.

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

John E. Lawler	61, has served as a director of the Company since August 2006 and formerly served on the board of directors of Identix from June 2002 through August 2006. Mr. Lawler also served as a director of Visionics Corporation from December 1999 through June 2002. Mr. Lawler has been President of East/West Financial Services, Inc., a diversified financial management and business consulting firm, since November 1987. He is also a co-founder and current Chief Executive Officer of Sterling Wealth Management, Inc., a registered investment advisor, and has served on its board of directors since October 1999, currently serving as Chairman. From March 1982 to March 1988, Mr. Lawler served in various executive positions in Washington D.C. public relations firms, including Gray and Company, an advertising, public relations and lobbying firm, for which he served as Chief Financial Officer. From January 1975 to March 1982, Mr. Lawler served as Chief of the Office of Finance of the U.S. House of Representatives in Washington, D.C. Mr. Lawler also serves on the board of directors of NCI, Inc., a NASDAQ listed government integrator company and on the Board of Trustees of two non-profit faith-based endowment funds.

Mr. Lawler’s experience as Chief of the Office of Finance of the U.S. House of Representatives, and subsequently at Washington D.C. public relations firms, has provided him with in-depth knowledge of federal government appropriations and legislative procedures that are key to our business. Mr. Lawler also provides financial expertise to our Board. He serves as the Chairman of our Audit Committee, of which he was previously Vice Chairman, and qualifies as an audit committee financial expert under the criteria established by the SEC. He also serves as a member of our Nominating and Governance Committee, and the Special Committee of the Board of Directors. Mr. Lawler brings to the Board a depth of experience regarding our businesses, having served since 1999 on the boards of companies now affiliated with L-1, including Visionics and Identix. Additionally, Mr. Lawler holds a top-secret clearance, which allows additional access and discussion with certain Company divisions requiring such clearances. As CEO of Sterling Wealth Management, Inc, an investment advisory firm, he brings an understanding of investor relations, analyst reporting, and the perspective of the investment community. As President of East West Financial Services, Inc., he remains abreast of important governance matters for directors of public companies, as a guest speaker, panelist or participant in symposiums with the PCAOB, selected major public accounting firms and the National Association of Corporate Directors.

Name and present position,
if any, with the Company	Age, period served as a director, other business experience

B. Boykin Rose	61, has served as a director of the Company since August 2006. Mr. Rose formerly served on the South Carolina Education Lottery Commission. He is also the former Director of the South Carolina Department of Public Safety. In this capacity, his responsibilities included the State Highway Patrol; the State Transport Police Division including the Size and Weight Enforcement Division; the Criminal Justice Academy and Training Division; the Highway Safety Office; the Division of Motor Vehicles, which includes the Driver Licensing Division; Vehicle Registration; Vehicle Titling; Licensing and Vehicle Enforcement; the Bureau of Protective Services; and the Office of Justice Programs. Prior to assuming his Department of Public Safety assignment, Mr. Rose served as Chairman of the South Carolina Alcoholic Beverage Control Commission. In the late 1980’s, Mr. Rose was a partner in the Washington, D.C. law firm of Proskauer Rose Goetz and Mendelsohn. He formerly served as Associate Deputy Attorney General in the United States Department of Justice, where his assigned areas of responsibilities included the United States Attorneys; the Federal Bureau of Investigation; the Drug Enforcement Administration; Immigration and Naturalization Service; Bureau of Prisons; United States Marshal Service, and other sensitive national security programs of the Department of Justice. Mr. Rose is a member of the Washington, DC and South Carolina Bars.

Mr. Rose’s senior level experience in local, state and federal government provides him with valuable insights in relation to our secure credentialing and law enforcement community business, which is dependent upon maintaining excellent relationships with state and federal agencies. Mr. Rose provides our Board with perspective of a local, state and federal government customer. In addition, Mr. Rose is the Chairman of the Nominating and Corporate Governance Committee and is a member of the Compensation Committee and the Special Committee of the Board of Directors.

EXECUTIVE OFFICERS
     Information related to our executive officers is included in Part I of the Original Filing.
CORPORATE GOVERNANCE
Corporate Governance Policy
     We have adopted a Corporate Governance Policy. This policy outlines the role of our Board of Directors, the composition and operating principles of our Board of Directors and its committees and our Board of Directors’ working process. A copy of our Corporate Governance Policy is posted on our website at www.L1id.com.
Code of Business Ethics & Standards of Conduct
     We have adopted a Code of Business Ethics & Standards of Conduct (the “Code”), that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code is posted on our website at www.L1id.com. Any amendments to, or waivers under, our Code which are required to be disclosed by the rules promulgated by the SEC will be disclosed on the Company’s website at www.L1id.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10 percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2010, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.
Board Committees
     Our Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Marketing Committee. Our Board of Directors has adopted charters for each of its standing committees other than the Marketing Committee. Copies of our committee charters are posted on our website at www.L1id.com.
Audit Committee
     Members of the Audit Committee are Mr. John E. Lawler (Chairman), Mr. Peter Nessen (Vice Chairman), Mr. Malcolm J. Gudis, and Mr. James M. Loy.
     In discharging its duties, the Audit Committee has the sole authority to select, retain, oversee and terminate, if necessary, our independent registered public accounting firm, review and approve the scope of the annual audit, review and pre-approve the engagement of our independent registered public accounting firm to perform audit and non- audit services.
     The Board of Directors has determined that each member of the Audit Committee is independent pursuant to the listing standards of the NYSE and the applicable rules of the SEC, that each member of the Audit Committee is financially literate pursuant to the listing standards of the NYSE and that each of Mr. Peter Nessen and Mr. John E. Lawler meets the additional criteria established by the SEC to qualify as an audit committee financial expert.
Nominating and Corporate Governance Committee
     The members of the Nominating and Corporate Governance Committee are Mr. B. Boykin Rose (Chairman), Mr. Malcolm J. Gudis, Mr. John E. Lawler, Ms. Harriet Mouchly-Weiss and Mr. Peter Nessen.
     The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent, pursuant to the listing standards of the NYSE.
     Our Amended and Restated Certificate of Incorporation expressly delegates to the Nominating and Corporate Governance Committee the full and exclusive power and authority otherwise conferred upon the Board of Directors to evaluate candidates and nominate persons to stand for election to the Board of Directors or fill vacancies on the Board of Directors or newly created directorships. In addition, the Nominating and Corporate Governance Committee identifies candidates to serve as directors, develops, recommends and reviews our corporate governance guidelines and assists the Board of Directors in its annual review of the Board of Directors performance.
Compensation Committee
     The members of the Compensation Committee are Mr. James M. Loy (Chairman), Mr. Milton Cooper, Mr. Robert S. Gelbard and Mr. B. Boykin Rose.
     The Board of Directors has determined that each member of the Compensation Committee is independent pursuant to the listing standards of the NYSE and qualifies as an “outside director” pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.
     The Compensation Committee recommends to the Board of Directors the compensation policies and individual compensation decisions for our executive officers and directors, and ensures that these policies and decisions are consistent with overall corporate performance. The Compensation Committee has the authority to approve all stock option grants and other equity awards to our employees, except for grants and awards for directors and executive officers, for which a recommendation is made to the Board of Directors. The Compensation Committee also reviews executive performance, in conjunction with the CEO, and recommends to the Board of Directors any adjustments to base salaries, the target annual incentive pool, the annual performance objectives for participants, and actual payouts to participants, including the executive officers.
Marketing Committee
     On February 9, 2010, the Board of Directors established the Marketing Committee to promote and facilitate management’s efforts in international markets. The Marketing Committee is comprised of Mr. Gelbard (Chairman), Mr. Beck, Mr. Cooper and Ms. Mouchly-Weiss.
Special Committee of the Board of Directors
     On May 5, 2010 the Board of Directors established a special committee of the Board of Directors to oversee the strategic alternatives process undertaken by the Company and to report to the Board with respect thereto (the “Special Committee”). Pursuant to the resolutions adopted by the Board of Directors, the authority and duties of the special committee included evaluating and recommending or rejecting potential transactions resulting from the Company’s exploration of strategic alternatives (including a potential sale of the Company) and updating the Board of Directors with respect to the committee’s deliberations and evaluations regarding the strategic alternatives process. The Special Committee, which has no chairman, was initially comprised of Mr. Nessen, Mr. Lawler, and Mr. Gudis. Mr. Rose was subsequently added as a member.
Independent Advisors
     In the performance of their responsibilities the Nominating and Corporate Governance Committee and the Special Committee during 2010 engaged independent legal advisors who reported directly to the respective committees. The terms of retention of these advisors, including the scope of services and compensation arrangements, were determined in the sole discretion of the respective committees.

Item 11. Executive Compensation
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     None of the members of the Compensation Committee are present or past employees or officers of the Company or any of its subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934. None of our executive officers currently serves, or in the past fiscal year has served, on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board of Directors or Compensation Committee.
REPORT OF THE COMPENSATION COMMITTEE
     The Compensation Committee has reviewed the Compensation Discussion and Analysis (“CD&A”) contained in this Item 11 and discussed the CD&A with management. Based on the Compensation Committee’s review, and discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in Item 11 of this Amendment.
Respectfully submitted by the Compensation Committee of the Board of Directors.
James M. Loy, Chairman
Milton E. Cooper
Robert S. Gelbard
B. Boykin Rose
     The information contained in the foregoing report shall not be deemed to be “filed” or to be “soliciting material” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference in a filing.
EXECUTIVE OFFICERS
COMPENSATION DISCUSSION AND ANALYSIS
     This section is intended to explain how and why the Board of Directors made decisions with respect to the 2010 compensation of Robert V. LaPenta, our Chairman, President, and Chief Executive Officer (our “ CEO ”), James A. DePalma, our Executive Vice President, Chief Financial Officer and Treasurer (our “ CFO ”) and the three most highly-compensated executive officers other than our CEO and CFO who were serving as executive officers on December 31, 2010: Joseph Atick, Executive Vice President and Chief Strategy Officer; Mark S. Molina, Executive Vice President, Chief Legal Officer and Secretary; and Vincent A. D’Angelo, Senior Vice President of Finance and Chief Accounting Officer. The compensation of these five executive officers (the “Named Executive Officers”) is disclosed in the Summary Compensation Table and supplemental tables presented in this Item 11. The CD&A includes information regarding, among other things, our executive compensation philosophy, objectives and policies, as well as a discussion of each element of compensation.
Introduction
     In September 2010, the Company announced that it entered into an agreement to be acquired by Safran in a merger transaction providing for stockholders to receive $12.00 per share in cash, for an aggregate enterprise value of approximately $1.6 billion, inclusive of outstanding debt. The closing of the merger was conditioned on, among other things, the prior completion of the sale of the L-1 Intel Business to BAE. The per share price represented a premium of 24 percent over L-1’s closing stock price on the NYSE on September 17, 2010 and a premium of 66 percent over the closing stock price on January 5, 2010, the day prior to L-1’s announcement of its strategic alternatives review process. In February 2011, the Company sold its Intel Business to a subsidiary of BAE Systems, Inc. (the U.S. affiliate of BAE Systems plc) for $295.8 million (including acquired cash), the proceeds of which were used to repay $289.3 million of debt outstanding under the Company’s credit agreement.
     The Company is the trusted provider of solutions and services that protect and secure personal identities and assets. Together, our portfolio of divisions and subsidiaries — the Secure Credentialing Division, Biometrics/Enterprise Access Division and Enrollment Services Division deliver a full range of offerings required for solving the problems associated with managing human identity. Our offerings form the cornerstone for building convenient and secure identification (ID) solutions. Our customers include domestic and international governments, law enforcement and border management agencies, various U.S. military branches, and commercial businesses. The security industry has grown rapidly in recent years and is constantly changing as a result of technological advances, the ever-increasing sophistication of our customers and the demand for comprehensive security solutions. In an effort to maintain our leadership position in identity solutions and to meet ever-changing security needs, it has been an imperative for us to attract and retain executives who are experienced in the security industry and in running growing global businesses. Our long-term success has been dependent on a leadership team with the integrity, skills and dedication necessary to oversee a dynamic organization and the vision to anticipate and respond to emerging market developments. Our executive compensation program is designed to motivate and reward individuals who possess these characteristics.
Summary of Our Executive Compensation Program
Program Objectives
     Our executive compensation program is designed to further the Company’s annual and long-term business objectives by providing our executives with compensation that is competitive within our industry sector and that continues to offer an incentive to our executives to enhance the value of our shareholders’ investments. Our annual incentive program links compensation directly to the attainment of both corporate and individual performance objectives established by the Board of Directors on an annual basis. Our long-term incentive awards help to ensure that our executives make a long-term commitment to the growth and profitability of the Company and provide further alignment with stockholder interests.
Compensation-Setting and Review Process
     The Board of Directors has sole decision-making authority with respect to all compensation decisions for our executives. The Compensation Committee reviews annually all elements of total direct executive compensation (base salaries, annual incentives, and long-term incentive awards) and makes recommendations regarding any adjustments to base salaries, annual incentive targets and payouts and long-term equity incentive awards to the Board of Directors. The Compensation Committee works with our CEO throughout its deliberations and develops its recommendations with input from our CEO. The recommendations of the Compensation Committee are based on its assessment of the prior year company financial results, competitive market data, and individual performance. In addition, in reviewing the compensation levels for our executives, including the Named Executive Officers, the Compensation Committee considers the Company’s ongoing business strategy and growth. The Compensation Committee also considers each individual executive’s past performance, experience, importance to our business, internal equity, applicable terms of the executive’s employment agreement, prior year adjustments to compensation and historical long-term incentive awards.

Summary of Compensation Actions in 2010 and 2011
     The following is a summary of the actions taken in 2010 and prior to the date of this Amendment in 2011 affecting the compensation of the Named Executive Officers. Each of these actions was recommended by the Compensation Committee and approved by the Board of Directors. For a more detailed description of these actions, please refer to the sections titled “Base Salary”, “Annual Incentive Awards” and “Long-Term Equity Incentive Awards” immediately following this summary.
•	As previously disclosed in our proxy statement for the 2010 Annual Meeting of Stockholders, in February 2010, the Named Executive Officers received annual incentive award payouts under the 2009 Management Incentive Plan. In view of the Company’s actual financial results during 2009, which did not meet expectations, and taking into account the CEO’s recommendations, the Board of Directors exercised its discretion to approve payouts in amounts that represented 20% (on average) of targeted award levels, reduced from the 50% (on average) of targeted award levels that would have been called for by the plan formula based on actual 2009 performance.

•	The Named Executive Officers did not receive long-term equity incentive awards in 2010 except for Mr. D’Angelo who received a restricted stock award on February 8, 2010 of 25,000 shares, along with a long-term cash incentive award of $100,000. Mr. D’Angelo also was granted a $150,000 transaction bonus contingent on and payable upon consummation of the Safran Merger.

•	The Named Executive Officers did not receive adjustments to annual base salaries in 2009, 2010 or 2011, except for Mr. D’Angelo, who received an increase in base salary from $275,000 to $285,000 effective July 1, 2010.

•	In May 2010, the Board approved target award performance measures under the 2010 Management Incentive Plan, with target award opportunities consistent with the employment arrangements with the Named Executive Officers.

•	In December 2010, the Board considered and took action required under the Merger Agreement to mitigate or eliminate the possibility of the Company incurring obligations in respect of gross-up payments to Named Executive Officers relating to excise taxes under section 280G of the Internal Revenue Code in connection with certain change in control payments to be made to such officers upon closing of the Safran Merger. In that regard, the Board determined that it would limit the 2010 annual incentive awards for each executive to between 25% and 50% of the targeted amounts and accelerated the payment of 25% of the target incentive award payments to each of Mr. LaPenta, Mr. DePalma and Mr. Molina.

•	In March 2011, the Compensation Committee recommended, and the Board of Directors approved the final annual incentive award payouts under the 2010 Management Incentive Plan to the Named Executive Officers The approved payouts, including amounts approved in December 2010, represented 41% (on average) of targeted award levels.

Elements of Compensation
     The primary compensation elements for our executives, including the Named Executive Officers, are:
•	base salary;

•	annual incentive awards;

•	long-term equity and cash incentive awards; and

•	retirement and other benefits
In addition, certain executives, including all of the Named Executive Officers, have arrangements with the Company that provide potential payments and benefits upon termination of employment for a variety of reasons, including following a change in control of the Company. The employment arrangements of certain of the Named Executive Officers were amended in 2009, as discussed below.
Base Salary
     Each of Messrs. LaPenta, DePalma, Atick and Molina is party to an employment agreement which specifies the base salary level of each such executive upon the commencement of the term of his agreement. Pursuant to the agreements, as amended in 2009, the Board of Directors may, in its discretion, review and adjust such base salaries on an annual basis. Pursuant to the original terms of these agreements, a reduction in base salary would permit the affected Named Executive Officer to resign for Good Reason and receive certain severance payments and benefits, as described in “Potential Payments Following Termination or Change in Control” beginning on page 27 in this Item 11. Mr. D’Angelo is a party to an offer letter which specifies his salary at the initial time of employment. Collectively the employment agreements and the offer letter are referred to as “the employment arrangements”. The employment arrangements were originally entered into in connection with the merger of Viisage and Identix in August 2006, to ensure the retention of these individuals’ services with the combined company.
     The annual base salaries earned by the Named Executive Officers during 2010 are reported in the Summary Compensation Table on page 21 in Item 11. There have been no adjustments to base salaries since August of 2008, except in the case of Mr. D’Angelo as discussed above.
Annual Incentive Awards
     At the beginning of each year, our CEO develops an annual incentive plan for the year for our executives, including the Named Executive Officers and other key employees (the “Management Incentive Plan” or “MIP”). This plan is then submitted to the Compensation Committee for consideration and approval, and in the case of each executive, the approval of the Board of Directors. The MIP serves to attract, retain and motivate our executives by tying potential cash awards to the achievement of a mix of corporate and individual performance objectives approved by the Board of Directors on an annual basis.
     Establishment of Target Award Levels
     Under the Management Incentive Plan, target award opportunities for plan participants, which are generally expressed as a percentage of base salary earned for the year, are established by our CEO at the time of hire, promotion or transfer to an eligible position. Factors that are considered in determining a target award opportunity for management personnel include prior award target opportunities and actual payouts, the participant’s last performance rating, exceptional contributions, the market value of the position, competitive market target award opportunities for the position, job functions, internal pay equity, subsidiary or division performance and requirements of any existing employment agreement.
     The annual incentive target award opportunities for the Named Executive Officers are specified in their individual employment arrangements. For 2010 these target award opportunities were 75% of base salary for our CEO, 60% of base salary for each of Messrs. Atick, DePalma and Molina and 50% for Mr. D’Angelo.
     The target award opportunities reflected in the employment arrangements were based on the results of executive compensation market reviews conducted by the Compensation Committee’s independent third-party compensation consultant, PRM Consulting Group (“ PRM ”), commencing in July of 2009. This study is described below under the heading “Competitive Market Analysis”. Based on its review of the market comparable compensation data, including published survey sources containing functional position matches of comparable scope to the Named Executive Officers and compensation data from the Peer Group, the Compensation Committee noted that the target annual incentive award opportunities for the Named Executive Officers ranked below the 50th percentile reflected by the published survey and Peer Group data in the aggregate. In addition, it was noted that the market data showed that the target annual incentive award opportunities varied by the Named Executive Officer’s position, particularly as between the CEO and the other Named Executive Officers, while the Company did not provide targets which vary based on the rank of the executive. In formulating its recommended adjustments, the Compensation Committee considered each Named Executive Officer’s market comparables as well as individuals’ role in the Company’s ongoing business strategy and growth. After the adjustment to the target awards opportunities, the Compensation Committee noted that the annual incentive opportunity for each of the Named

Executive Officers fell between the 50th and 75th percentiles of the market comparable survey data for each individual’s position, based on the Peer Group and the other published surveys utilized by the Compensation Committee. In approving the adjustments, the Board of Directors believed that they were appropriate in bringing the target annual incentive award opportunities to a market competitive level consistent with the Company’s compensation philosophy.
     Target Award Performance Measures for 2010
     Award payouts under the Management Incentive Plan are based on the Company’s actual performance for the year measured against one or more corporate objectives (as determined by the Compensation Committee and approved by the Board of Directors) and individual performance for the year measured against one or more individual strategic objectives (as deemed achieved by our CEO, except in the case of his own performance, and approved by the Board of Directors). While the corporate objectives are the same for the majority of all plan participants, they are weighted differently for our executives than for all other participants. The Company performance components for the Named Executive Officers are set forth in the table below, reflecting the desire of the Compensation Committee and the Board of Directors to place greater emphasis on the achievement of the Company’s financial objectives for the year. The individual performance objectives for each Named Executive Officer consisted of strategic goals tailored to the individual executive’s level and function within the Company.
Management Incentive Plan Performance Components

		Other Named
		Executive
Component	LaPenta	Officers

Revenue	37.5%	30%
Adjusted EBITDA	37.5%	30%
Individual Strategic Goals	25%	30%
Management Discretion	—	10%

Total	100%	100%

     In May 2010, the Compensation Committee recommended and the Board of Directors approved the Company performance component for the Management Incentive Plan based on the achievement of objectives relative to pre-established revenue and Adjusted EBITDA (as defined below) thresholds. In addition the plan incorporated individual strategic goals described in detail below and a component of management discretion. The table above sets forth the relative weighting of these measures for the target annual award opportunities for the Named Executive Officers. These components were selected because of their overall importance to the Company’s success and were weighted based on their relative importance in contributing to the overall success of the Company based on the best judgments of management, the Compensation Committee and the Board of Directors. The Company’s strategy called for the achievement of stretch revenue targets with aggressive earnings goals without jeopardizing strategic considerations, such as teamwork between the divisions. This resulted in weighting of the Revenue, Adjusted EBITDA, and individual strategic goals as set forth above. Due to the difficulty in anticipating future events, and to take into account individual performance outcomes that can vary greatly, the Compensation Committee and the Board of Directors agreed that a portion of the total annual incentive award opportunity be left to management discretion based on qualitative and quantitative factors that can vary by position and individual.
     In the case of the Named Executive Officers, the revenue and Adjusted EBIDTA measures were based on consolidated Company revenue and earnings before interest, income taxes, depreciation and amortization and after adjustment for stock-based compensation expense (“Adjusted EBITDA ”), excluding the impact of potential acquisitions that have been finalized in 2010. For the year ended December 31, 2010, the revenue target was set at $740 million and the Adjusted EBITDA target was set at $110 million. The Compensation Committee and the Board of Directors set the targets at levels deemed to be aggressive, requiring great effort, particularly in view of the uncertain economic outlook at the beginning of 2010. These amounts are derived from the Company’s planning and budgeting process and were within 1% of the Company’s internal forecasts.
     Generally, a 90% threshold performance level is required for any payout under the revenue and Adjusted EBITDA components of the MIP. If this level is not achieved with respect to the revenue and Adjusted EBITDA components, it is still possible to earn an award under the other components of the plan, but only to the degree represented by the relative weight of that component and the degree of achievement. Where the threshold is exceeded, then the payout will increase at designated intervals as the level of performance increases. Meeting the target performance levels for a performance component will result in a target payout, while exceeding the target performance levels may result in a greater payout, subject to the approval of the Compensation Committee and, in the case of our executives, the Board of Directors. Generally the MIP guidelines provide that in no case will a payout exceed 130% of the target payout amount, unless our CEO recommends and the Compensation Committee (or the Board of Directors, as applicable) approves a higher payout in recognition of exceptional performance.

     The table below sets forth the potential payout levels for each level of revenue, Adjusted EBITDA and individual strategic goals achievement under the 2010 MIP, as established by the Board of Directors in May 2010. Note that if the achievement of financial targets is less than 90% no award will be paid on the Revenue and Adjusted EBITDA components.

	50% - 89%	90% - 94%	95% - 99%	100% - 130%
Performance Level:	of Target	of Target	of Target	of Target

Revenue	None	50% of Target Award	75% of Target Award	100% - 130% of Target Award
Adjusted EBITDA	None	50% of Target Award	75% of Target Award	100% - 130% of Target Award
Individual Strategic Goals	Discretionary up to 50%	0-50% of Target Award	0 - 75% of Target Award	100% - 130% of Target Award
     The threshold performance levels were selected as the minimum acceptable result for which an incentive award should be paid. As is typical in the design of these plans, this threshold performance level was set below the target performance level to avoid an “all or nothing” outcome that ignored the substantial effort required to achieve the target performance level. The Board of Directors believed that having an “all or nothing” outcome can encourage excessive risk-taking and can result in a disincentive that undermines the ultimate purpose of the plan.
     The individual performance component for the Management Incentive Plan was based on the achievement of pre-established individual strategic goals reflecting corporate or business unit objectives. We believe that this approach better aligns individual performance with our corporate, subsidiary and divisional goals for the year. In May 2010, the Compensation Committee recommended and the Board of Directors approved the following individual strategic goals for each of the Named Executive Officers.
•	Mr. LaPenta — set an appropriate “tone at the top” for the Company by building and executing a world-class global sales and marketing organization, manage strong relationships with the Board of Directors, maintain a world-class senior management team and establish a succession plan for top management.

•	Mr. DePalma — assist in the assessment of strategic alternatives, restructure / amend debt facility as market conditions dictate and strengthen divisional financial organizations.

•	Dr. Atick — develop the Middle East and India as a strategic zone. Develop the eGate campaign in Europe.

•	Mr. Molina — ensure timely and effective legal support throughout the Company, lead strategy and tactics on the Company’s litigation portfolio, effectively manage legal budget, lead legal efforts on strategic alternative transactions.

•	Mr. D’Angelo — lead preparation and ensure timely filings with SEC, lead financial due diligence efforts related to strategic alternatives, monitor and support accounting resources throughout the Company. .
     The individual strategic goals for the Named Executive Officers were intended to balance both quantitative metrics and qualitative goals that would require exceptional performance to attain the full bonus target.
     Award Payouts
     Final decisions on award payouts are generally made after the end of the year based on a review of corporate and individual performance against the pre-established corporate and individual objectives. However, in December 2010 at a meeting to consider the Company’s obligation under the Merger Agreement to address the mitigation or elimination of the impact of Section 280G, the Board took certain action related to the 2011 payouts as further discussed below. The CEO made a recommendation for the 2010 awards that would have exceeded the formula set forth in the Management Incentive Plan to take into account the efforts of the individuals in connection with the strategic alternatives process. The Board of Directors resolved that, following the end of 2010, it would assess, determine and pay, in the ordinary course 2010 incentive award amounts payable to each executive pursuant to the Company’s 2010 incentive award plan, provided that total 2010 incentive award amounts, in the case of each executive, shall not be less than, in the aggregate, 25% of the executive’s 2010 target annual incentive award nor exceed, in the aggregate, 50% of the executive’s 2010 target annual incentive award.
     In February 2011, our CEO formulated his recommendations to the Compensation Committee consistent with the limitations established by the Board in December 2010 which reflected lower awards than he had recommended in December 2010 with respect to proposed annual incentive award payouts under the 2010 Management Incentive Plan. In developing his recommendations, our CEO reviewed the Company’s performance against the corporate revenue and Adjusted EBITDA objectives for the year, and assessed each executive’s performance against his individual strategic goals. Our CEO determined, and the Compensation Committee concurred, based on the Company’s financial results (without regard to the businesses acquired by the Company in 2010), that the Company achieved more than 90% of its consolidated revenue objectives and less than 90% of its consolidated Adjusted EBITDA objective. Based on this financial performance, there would be a potential payment under the revenue component of 50% of the target award under the Revenue component; however, no award would be payable under the Adjusted EBITDA component. In addition, our CEO determined that the Named Executive Officers (other than himself) had met 100% of their individual strategic goals. In determining recommended award levels, the Compensation Committee evaluated each Named Executive Officer’ performance against the Board approved Management Incentive Plan objectives. The Compensation Committee recommended to the Board awards to the Named Executive Officers which on average represented 41% of targeted levels.
     Each Employment Arrangement of the Named Executive Officers (other than Mr. D’Angelo’s arrangement) provides for an additional payment to compensate the executive officer for any excise tax incurred by such executive officer under Section 4999 of the Code. In connection with the Merger Agreement, the Company agreed to take all actions reasonably requested by Safran, on or prior to December 31, 2010, as are necessary to reduce and/or avoid the application of Section 280G of the Code to the payments to be made to such executive officers. Pursuant to such obligations, our Board of Directors took action prior to the end of 2010 to (i) accelerate payment to Mr. LaPenta, Mr. DePalma and Mr. Molina, a portion of his incentive award for services in 2010 in an amount equal to 25% of the executive’s 2010 target annual incentive award, and (ii) accelerated the vesting of 12,000 and 5,000 previously awarded restricted shares for Mr. LaPenta and Mr. DePalma, respectively, which shares would, in the ordinary course, have vested in February 2011. The impact of the accelerations was to include in 2010 taxable income that otherwise would have been reported in 2011.
     The payouts made to the Named Executive Officers in the table below reflect the Compensation Committee’s recommendations and the Board’s determinations.
2010 Annual Incentive Awards Paid

		Cash	Stock Units	Options
Name	Total Paid	($)	(#)	(#)

Robert V. LaPenta	$206,062	$206,062	0	0
James A. DePalma	$106,650	$106,650	0	0
Joseph Atick	$108,000	$108,000	0	0
Mark S. Molina	$93,150	$93,150	0	0
Vincent A. D’Angelo	$63,000	$63,000	0	0
Long-Term Equity Incentive Awards
     Historically, prior to 2009, our long-term equity incentive awards have primarily consisted of stock options. We believe that the upside potential in stock options is attractive to our executives and other key employees and that an option’s greater reward for performance and growth orientation compared to other forms of equity compensation is well-aligned with the interests of our stockholders. By providing our executives and other key employees with a direct stake in the Company’s success, these incentives are intended to assure a closer identification of their interests with those of our stockholders, stimulate their efforts on the Company’s behalf and strengthen their desire to remain with the Company. Typically, recommendations for long-term equity incentive awards for our executives, including the Named Executive Officers, are made to the Board of Directors by the Compensation Committee taking into account the recommendations of our CEO, as appropriate. The Board of Directors is required to approve all stock option grants and other equity awards to executives and directors.
     Due to the Compensation Committee’s concerns about the uncertain business environment and, as the year unfolded, the deteriorating stock market, we did not make any long-term incentive awards to our executives or other key employees during 2008 with respect to 2007 performance or otherwise (except for grants to new hires and, in the case of certain Named Executive Officers, awards made in lieu of all or a portion of otherwise earned cash bonus or annual base-pay amounts). Further, the decline in the market price of the Company’s common stock over the course of 2008 led management and the Board of Directors to reconsider the Company’s equity awards program and strategy.
     In 2009, in conjunction with the extension of the employment terms for the Named Executive Officers (other than Mr. D’Angelo), and based on a competitive market review of published survey and Peer Group data provided by PRM, the Compensation Committee recommended, and the Board approved an additional award of stock options and restricted share awards to the Named Executive Officers to fully convey the Board of Director’s confidence and support for the Named Executive Officers on the date of renewal of their employment agreements, but with the stipulation that these awards would be in lieu of any potential ordinary course awards in 2010. The decision to grant restricted share awards was based on the Board of Directors’ desire, in an uncertain economic climate, to balance the upside potential of stock options (since an executive will realize value from an option only if the market price of the Company’s common stock appreciates and stays above the option’s exercise price for a sustained period) with the attractions of a “full value share” award (since restricted shares, once vested, have an intrinsic value equal to the market price of the Company’s common stock ). The Compensation Committee and the Board of Directors decided that an equal mix of stock options and restricted shares would be an appropriate way to both motivate these individuals and deliver value to them through a competitive compensation package, regardless of future market conditions.
     In February 2010, the Compensation Committee approved a restricted stock award to Mr. D’Angelo of 25,000 shares with an aggregate grant date fair value equal to $183,500, as well as a long-term cash incentive award of $100,000. Long-term cash incentive awards were granted to Mr. D’Angelo and certain non-executive employees in lieu of stock option awards and such awards vest annually over three years. The awards were approved by the Compensation Committee and, with respect to Mr. D’Angelo, by the Board of Directors. No equity incentive awards were granted to the other Named Executive Officers in 2010.
     The Merger Agreement with Safran provides for the accelerated vesting of all outstanding equity awards upon consummation of the Merger. If the closing of the merger were not to occur, both the stock options and restricted share awards will continue to vest based on continued service to the Company over four years in equal annual 25% increments. The Compensation Committee and the Board of Directors believe that these vesting requirements help to create and maintain an environment that motivates retention and longevity of our executives and other key employees.
Competitive Market Analysis
     In 2009, the Compensation Committee engaged PRM to provide a competitive market analysis of the compensation of the Named Executive Officers. The competitive market analysis was based on data gathered from published surveys of executive compensation and the compensation of executives in comparable positions at a group of peer companies (the “Peer Group”). In 2009, the Peer Group, which consisted of companies with businesses that compete in the same talent market as the Company, including primarily companies in the technology and government contracting industries and with revenues ranging from approximately 50% to 200% of the Company’s total revenue, was as follows:
•	Ansys, Inc.

•	Bruker Corporation

•	Checkpoint Systems, Inc.

•	Citrix Systems, Inc.

•	Coherent, Inc.

•	Daktronics, Inc.

•	Flir Systems, Inc.

•	Lawson Software, Inc.

•	National Instruments Corporation

•	NCI, Inc.

•	Nuance Communications, Inc.

•	OSI Systems, Inc.

•	Parametric Technology Corporation

•	Quest Software, Inc.

•	Rofin Sinar Technologies, Inc.

•	Tibco Software, Inc.

     Other published surveys were consulted for a broader sample of data on government contractors and other companies of similar size in the same industry niches, including the following:
•	Human Resource Association of the National Capital Area and Professional Services Council, Government Contractors Compensation Survey Report

•	Mercer, US Benchmark Database — Executive

•	Radford, Executive Survey Compensation Report

•	Washington Technical Professional Forum, Compensation Survey Report

•	Watson Wyatt, Survey Report on Top Management Compensation
Advisors
     PRM attended Compensation Committee meetings at the invitation of the Committee’s Chairman to present the results of the competitive market analysis and to be available, as necessary, to advise the Compensation Committee with respect to other executive compensation actions taken by the Committee in 2009 and 2010. PRM did not provide any executive compensation services, pension consulting services or human resource outsourcing services directly to the Company or management in 2009, and will not provide any such services other than as directed or approved by the Compensation Committee. PRM fees during 2010 aggregated $45,454.
Equity Award Grant Practices
     Stock options and other equity awards are granted under the L-1 Identity Solutions, Inc. 2002, 2008 and 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved by the shareholders on May 5, 2010 and no awards have been granted since its inception. Generally, stock options and other equity awards are granted to newly-hired employees on the later of either the first day of employment with the Company, or the date the option or award is approved by the Compensation Committee or the Board of Directors, as applicable. Stock options and other equity awards are granted to continuing executives, our other employees and directors on a regular annual basis. In the case of directors, stock options and other equity awards are granted when a new director joins the Board of Directors and then automatically thereafter on an annual basis on the first business day of each calendar year as part of the directors’ total compensation for the year. All awards are effective on the date of approval by the Compensation Committee or the Board of Directors, as applicable, except for annual directors’ awards which are deemed effective automatically on the first business day of each calendar year.
     Stock options and other equity awards are considered for grant in accordance with the Company’s Stock Option Grant and Administration Policy as approved by the Board of Directors in December 2006. Recommendations for grants and awards to executives, including the Named Executive Officers, and directors are made to the Board of Directors by the Compensation Committee taking into account management recommendations, as appropriate. The Board of Directors is required to approve all stock option grants and other equity awards to executives and directors. The Board of Directors retains the discretion to make additional awards to executives at other times in connection with the initial hiring of a new executive, for retention purposes or otherwise.
     Each stock option grant and other equity award must specify all of the material terms of the grant or award, including the date of grant, exercise price, vesting schedule, term and any other terms or conditions that the Compensation Committee or the Board of Directors deems appropriate. Option grants made to our executives, or any of our other employees or directors, are made with an exercise price equal to the closing sales price of a share of the Company’s common stock on the date of grant. Neither the Board of Directors nor the Compensation Committee can delegate its authority or responsibility with respect to stock option grants to any other subcommittee of the Board of Directors or member of management.
     The grant date fair value of the long-term incentive awards made to the Named Executive Officers in 2009 is reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table on pages 21 and 22, respectively, in this Item 11.
Retirement and Other Benefits
     We provide a Section 401(k) Retirement Savings Plan, a tax-qualified defined contribution plan, to our executives and employees, including the Named Executive Officers. This plan permits participants to make pre-tax contributions of up to 90% of their eligible compensation, not to exceed the applicable statutory dollar limitations of $16,500 and $22,500 for individuals younger than 50 years of age and age 50 and older, respectively. In addition, we may make discretionary contributions to the plan in any year, up to certain limits. Historically, the Company has provided a matching contribution equal to 100% of the first 2% and 50% of the next 4% of employee elective contributions; in effect, those employees who make an elective contribution equal to 6% or more receive a 4% matching contribution, subject to the aforementioned IRS limitations. In 2010, we continued to provide a matching contribution in shares of Company’s common stock based on this formula. In connection with the Merger Agreement with Safran we ceased making contributions in common stock effective January 1, 2011. The Company’s matching contributions to the accounts of the Named Executive Officers are disclosed in the Summary Compensation Table on page 21 of this Item 11.
     Additional benefits received by our executives, including the Named Executive Officers, include health care benefits, dental, vision, disability and life insurance coverage. These benefits are provided on the same basis as to all of our employees. The Named Executive Officers do not receive any perquisites or other personal benefits except that our executives are eligible for an “executive class” life insurance benefit of $1 million (of which $700,000 is guaranteed). This benefit became available on January 1, 2007. Our standard life insurance benefit for our employees generally provides coverage in an amount equal to two times an employee’s base salary, up to a maximum of $500,000.
     Under the terms of their respective employment agreements, both our CEO and CFO have elected to defer the receipt of all or any portion of their annual incentive award payouts if those awards are satisfied in shares of the Company’s common stock. This arrangement is provided to permit these executives the flexibility to defer the obligation to pay taxes on certain elements of their compensation while also potentially receiving earnings on deferred amounts. We believe that this arrangement is an important retention tool, as many of the companies with which we compete for executive talent provide similar plans or arrangements for their senior employees.
Employment Arrangements with Our Named Executive Officers
     The Company has employment agreements with each of the Named Executive Officers other than Mr. D’Angelo who has an offer letter. The employment arrangements were entered into in connection with the August 2006 merger of Viisage and Identix. The employment arrangements were amended on July 31, 2009 to extend their term and ensure greater consistency of terms relating to compensation determinations and compensation upon a separation of employment from the Company. The employment agreements are intended to provide each executive with job security for the term of the agreement by specifying the reasons pursuant to which their employment may be terminated by the Board of Directors and providing them with certain payments and benefits under certain specified circumstances. These employment agreements also protect the Company’s interests during and following termination of employment by providing specific reasons for termination and by prohibiting the executives from engaging directly or indirectly in competition with the Company, from recruiting or soliciting any executive or employee, from diverting customers to a competitor and from disclosing confidential Company information or business practices.
     In the event of a separation of employment in certain specified circumstances, including in connection with a change in control of the Company, the employment arrangements provide for the immediate and full vesting of all outstanding stock options and restricted share awards in addition to certain severance payments and other benefits. While each of our Named Executive Officers commenced service with the Company in August 2006, the terms of the individual’s employment agreement, based in some cases on legacy agreements, were not consistent, most significantly in the formulation, timing and terms of payments and other benefits upon a separation of service. In addition, there were inconsistencies as to whether benefits would become payable upon a non-renewal of the agreement or upon death or disability. In order to improve internal equity, and to provide greater assurance to the executives at a time when the management team had shown extraordinary effort to grow the Company over a three year period, the severance benefits were made consistent within the Named Executive Officer group, other than Mr. D’Angelo.
     If a separation of employment occurs in the context of a change of control, and the payments and benefits to be received by the Named Executive Officers would be subject to an additional excise tax pursuant to Section 4999 of the Internal Revenue Code, the Company is obligated under the employment arrangements to pay the Named Executive Officers, other than Mr. D’Angelo, an additional amount equal to the total of such additional excise tax plus all income and other applicable taxes payable on such additional amount. The effects of these excise taxes generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of this excise tax, we have determined that these payments are appropriate for our Named Executive Officers, other than Mr. D’Angelo.
     For more information about the severance and change-in-control provisions of the employment arrangements, see the discussion of “Potential Payments Upon Termination or Change in Control” and the accompanying tables on pages 27-36 in Item 11.
Rule 10b5-1 Trading Plans
     Under the Company’s Insider Trading Policy, executives may implement a trading plan under Exchange Act Rule 10b5-1 after pre-clearing the plan with the Company’s Compliance Officer and as long as the plan is entered into when the executive is not in possession of material nonpublic information and during an open trading window (as established under the Insider Trading Policy). Mr. Molina is the Company’s Compliance Officer.
Tax Policies
     While we generally seek to ensure the deductibility of the incentive compensation paid to our executives, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation in line with competitive practice, our compensation philosophy and the best interests of our stockholders, even if these amounts are not fully tax deductible.
Compensation Tables and Narratives
Summary Compensation Table for 2010
     The following table sets forth information with respect to the total compensation of the Named Executive Officers for services in all capacities to us and our subsidiaries in 2010.

						Non-Equity
Name and				Stock	Option	Incentive Plan
Principal		Salary	Bonus	Awards	Awards	Compensation	All Other
Positions	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	Comp (6)	Total
Robert V. LaPenta	2010	$785,000	—	$—	$—	$206,062	$32,200	$1,023,262
Chairman, CEO & President	2009	785,000	—	2,320,600	1,395,453	100,000	11,384	4,612,437
	2008	750,000	—	35,000	—	200,000	9,740	994,740
James A. DePalma	2010	395,000	—	—	—	106,650	15,557	517,207
EVP, CFO &Treasurer	2009	395,000	—	1,341,050	807,117	55,000	10,832	2,608,999
	2008	381,872	—	—	—	110,000	9,740	501,612
Joseph Atick	2010	400,000	—	—	—	108,000	10,160	518,160
EVP, Chief Strategic Officer	2009	400,000	—	1,304,400	785,577	50,000	10,160	2,550,137
	2008	400,000	—	—	—	100,000	9,416	509,416
Mark S. Molina	2010	345,000	—	—	—	93,150	10,352	448,502
EVP, Chief Legal Officer	2009	345,000	—	906,250	545,258	45,000	10,352	1,851,860
& Secretary	2008	331,872	—	—	—	82,500	9,740	424,112
Vincent A. D’Angelo	2010	280,000	—	183,500	—	63,000	12,848	539,348
SVP of Finance, Chief Accounting Officer

(1)	In 2009 Mr. LaPenta received $750,000 of his base salary in cash and the payment of the remaining $35,000 was satisfied by the issuance of 4,749 shares of the Company’s common stock on February 9, 2010. In 2008 and 2010 Mr. LaPenta received all of his base salary in cash.

(2)	The Company paid no discretionary bonuses to the Named Executive Officers for 2010, 2009 or 2008. Payouts under the Company’s Management Incentive Plan for 2010, 2009 and 2008 are reported in the Non-Equity Incentive Plan Compensation column.

(3)	The amount reported in the Stock Awards column (a) for 2009 and 2010 represents the aggregate grant date fair value of the Restricted Stock Awards granted in 2009 to the Named Executive Officers, as part of the Long Term Incentive Plan with respect to their 2008 performance and in connection with the July 2009 employment agreement renewals; and (b) for 2008 represents the aggregate grant date fair value of a fully vested stock award that Mr. LaPenta received in lieu of cash, in connection with his 2008 annual base salary increase. The number of shares is computed using the closing sale price per share of Company common stock as reported on the NYSE on the date of the approval by the Board of Directors of the respective award.

(4)	The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options granted to the Named Executive Officers. Pursuant to SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in calculating the aggregate grant date fair value amounts for the options granted in 2009 are described in note 7 to the Company’s consolidated financial statements as contained in Item 8 of this Annual Report on Form 10-K filed with the SEC on March 1, 2011.

(5)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amounts earned by the Named Executive Officers for 2010, 2009 and 2008 under the Company’s annual Management Incentive Plan. With respect to Mr. LaPenta, the indicated amount reported for 2010 was paid in cash and the indicated amounts 2009 and 2008 represent 13,569 and 27,285 stock units, respectively, the settlement of which Mr. LaPenta has deferred on the terms set forth in his employment arrangement. With respect to Mr. DePalma, the indicated amount reported for 2010 was paid in cash and the indicated amounts for 2009 and 2008 represent 7,463 and 15,007 stock units, respectively, the settlement of which Mr. DePalma has deferred on the terms set forth in his employment agreement. Each stock unit settles into one share of Company common stock upon meeting specified conditions set forth in the deferral election. The Company determined the number of shares to be issued to satisfy the awards as described above based on, the closing sales price per share of the Company’s common stock as reported on the NYSE on the date the Board of Directors approved such award. With respect to Messrs. Atick, Molina and D’Angelo, the amounts reported for 2010, 2009 and 2008 were paid in cash. The amounts reported are determined in the year following the year during which the amounts were earned, except for 2010 for Messrs. LaPenta, DePalma and Molina, for whom $147,188, $59,250 and $51,750, respectively, of such amounts were determined in December 2010. For a description of this plan, see “Annual Incentive Awards” on page 14 in Item 11.

(6)	The amounts reported in the All Other Compensation column represent (i) the aggregate annual Company contributions to the accounts of the Named Executive Officers under the Company’s Section 401(k) Retirement Savings Plan, a tax-qualified defined contribution plan, and (ii) additional premiums paid for executive life and AD&D insurance. Beginning in April 2008, Company matching contributions to the Section 401(k) retirement accounts were made in the form of shares of the Company’s common stock for all participating employees.

Grants of Plan-Based Awards Table for 2010
     The following table sets forth information regarding grants of plan-based awards made to the Named Executive Officers in 2010 under any plan.

		Estimated			All Other
		Possible Payouts			Option
		Under		All Other	Awards:	Exercise
		Non-Equity		Stock Awards	Number of	or Base	Grant Date
		Incentive		Number of	Securities	Price of	Fair Value of
		Plan Awards (1)		Shares of Stock	Underlying	Option	Stock and
	Grant	Target	Maximum	or Units	Options	Awards	Option Awards
Name	Date	($)	($)	(#)	(#)	($/Sh)	($)
Robert V. LaPenta		588,750	765,375
James A. DePalma		237,000	308,100
Joseph Atick		240,000	312,000
Mark S. Molina		207,000	269,100
Vincent A. D’Angelo		390,000	432,000	25,000			183,500

(1)	This column shows the target and maximum annual incentive award opportunity for each of the Named Executive Officers under the 2010 Management Incentive Plan. The amounts for Mr. D’Angelo also include a long-term cash incentive award of $100,000 granted in February 2010, which vests annually over a three year period, and a transaction bonus of $150,000, contingent upon and payable on the consummation of the Safran Merger. The 2010 Management Incentive Plan does not provide a minimum guaranteed payment. The target award was 75% of base salary earned for the year as provided by Mr. LaPenta’s employment agreement, 60% of base salary earned for the year as provided by each of Messrs. DePalma’s, Atick’s and Molina’s employment agreement and 50% as provided by Mr. D’Angelo’s offer letter. The actual amounts paid to the Named Executive Officers under the 2010 Management Incentive Plan are as follows: Mr. LaPenta — $206,062, Mr. DePalma — $106,650, Dr. Atick — $108,000, Mr. Molina — $93,150, and Mr. D’Angelo — $63,000. Also, Mr. D’Angelo was paid $33,333 in February 2011 representing one-third of the long-term cash incentive award that vested.
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
     The Company has an employment agreement covering one or more compensation items with each of the Named Executive Officers other than Mr. D’Angelo. These agreements and Mr. D’Angelo’s offer letter were entered into in connection with the merger of Viisage and Identix in August 2006, to ensure the retention of these individuals’ services with the combined company following the transaction. The agreements were amended on July 31, 2009 to extend their term. In connection with these extensions, certain terms of the employment agreements were amended to, among other things, ensure substantially consistent treatment of the executives in respect of compensation determinations and upon a separation of employment from the Company. The material terms of these agreements, as amended, and offer letter are as follows:
1.	Term. For three years ending on August 29, 2012, with automatic one-year extensions unless either party gives 90 days advance written notice of non-renewal. Mr. D’Angelo’s offer letter does not have a fixed term.

2.	Compensation and Benefits. During the term of the agreement, the respective Named Executive Officers are eligible to receive the following compensation:
a.	Base Salary. An initial base salary of $785,000 for Mr. LaPenta, $395,000 for Mr. DePalma, $400,000 for Mr. Atick, $345,000 for Mr. Molina and $225,000 for Mr. D’Angelo that was subsequently increased to $285,000 on July 1, 2010. Such base salaries may be adjusted by the Board of Directors in its discretion. Each annual review will occur after the Company’s year-end results have become available, with any increases in base salary being retroactive to January 1. Each of the Named Executive Officers will receive a lump sum payment in respect of any retroactive adjustments. At the time of the July 2009 employment agreement amendments the

Compensation Committee considered the recommendations of our CEO with respect to base salary increases for the Named Executive Officers, but elected to postpone taking action on such recommendations until February 2010, except for Mr. D’Angelo whose salary was adjusted in 2010. No adjustments have taken place since August 2008.
b.	Non-Equity Incentive Plan Compensation. An annual bonus with a target payout equal to 75% of base salary for Mr. LaPenta, 60% of base salary for Messrs. DePalma, Atick and Molina and 50% for Mr. D’Angelo, with the actual payout (which can be more or less than target) determined by the Board of Directors in its discretion, based on the achievement of corporate and individual objectives determined by the Board of Directors. Any annual bonus payable to Messrs. LaPenta and DePalma may be paid in stock units at the election of such executive. If paid in stock units, each of Mr. LaPenta and Mr. DePalma have elected to defer the settlement of such units as permitted in his respective employment agreement. Each stock unit settles into one share of the Company’s common stock. The 2010 bonus for Messrs. LaPenta and DePalma was paid in cash.

c.	Additional Benefits. Participation in the Company’s health, welfare, and fringe benefit programs for management employees, and reimbursement of all reasonable expenses incurred by the Named Executive Officer in his performance of services on behalf of the Company.

d.	Equity Compensation. Awards of equity-based compensation during the term are at the discretion of the Board of Directors.
3.	Termination. Under specified circumstances, the Named Executive Officer or the Company may terminate his employment prior to the end of the term of the agreement. These circumstances, and any payments and benefits triggered by the termination, are described under “Potential Payments Upon Termination or Change in Control” on pages 27-36 in Item 11.

4.	Additional Provisions. Messrs. LaPenta and DePalma are permitted to continue to oversee the Aston Capital Partners L.P. investment fund and, with respect to each of Mr. LaPenta and Mr. DePalma, their respective investments in Core Software Technology Corporation.

Outstanding Equity Awards at Fiscal Year-End Table for 2010
     The following table sets forth information concerning outstanding unexercised stock options and restricted share awards held by each of the Named Executive Officers as of December 31, 2010.

	Option Awards					Restricted Stock Awards
	Number of	Number of				Number of		Market Value
	Securities	Securities				Shares or		of Shares or
	Underlying	Underlying				Units of		Units of
	Unexercised	Unexercised		Option	Option	Stock That		Stock That
	Options (#)	Options (#)		Exercise	Expiration	Have Not		Have Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($) (6)

Robert V. LaPenta
7/21/06	2,500	—		16.14	7/21/16
8/29/06	315,000	—		14.55	8/29/16
4/3/07	15,132 (2)	—		16.85	4/3/12
5/9/07	50,000	25,000	(1)	20.01	5/9/17
10/30/07	85,000	42,500	(1)	18.00	10/30/17
11/2/07	15,000	7,500	(1)	18.46	11/2/17
2/10/09	17,500	52,500	(1)	7.33	2/10/19	40,500	(5)	482,355
9/8/09	62,500	187,500	(1)	7.23	9/8/19	187,500	(5)	2,233,125
James A. DePalma
8/29/06	180,000	—		14.55	8/29/16
4/3/07	8,930 (2)	—		16.85	4/3/12
5/9/07	45,000	15,000	(1)	20.01	5/9/17
10/30/07	45,000	15,000	(1)	18.00	10/30/17
11/2/07	11,250	3,750	(1)	18.46	11/2/17
2/10/09	8,750	26,250	(1)	7.33	2/10/19	21,250	(5)	253,088
9/8/09	37,500	112,500	(1)	7.23	9/8/19	112,500	(5)	1,339,875
Joseph Atick (3)
6/25/02	212,850	—		13.09	6/25/12
4/23/03	42,570	—		10.02	4/23/13
4/28/04	7,007	—		14.27	4/28/14
4/28/04	30,832	—		14.27	4/28/14
1/26/05	8,183	—		12.22	1/26/15
1/26/05	58,036	—		12.22	1/26/15
8/29/06	26,808	—		14.55	8/29/16
8/29/06	173,192	—		14.55	8/29/16
4/3/07	8,269 (2)	—		16.85	4/3/17
5/9/07	37,500	12,500	(1)	20.01	5/9/17
10/30/07	15,000	5,000	(1)	18.00	10/30/17
2/12/08	12,082 (4)	—		13.25	2/12/18
2/10/09	7,500	22,500	(1)	7.33	2/10/19	22,500	(5)	267,975
9/8/09	37,500	112,500	(1)	7.23	9/8/19	112,500	(5)	1,339,875

	Option Awards					Restricted Stock Awards
	Number of	Number of				Number of	Market Value
	Securities	Securities				Shares or	of Shares or
	Underlying	Underlying				Units of	Units of
	Unexercised	Unexercised		Option	Option	Stock That	Stock That
	Options (#)	Options (#)		Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)	Vested ($) (6)

Mark S. Molina (3)
7/26/01	5,912	—		10.04	7/26/11
7/26/01	17,737	—		10.04	7/26/11
6/25/02	33,110	—		13.09	6/25/12
4/23/03	14,190	—		10.02	4/23/13
2/4/04	28,380	—		11.14	2/4/14
5/13/04	3,049	—		13.32	5/13/14
5/13/04	53,710	—		13.32	5/13/14
1/26/05	2,365	—		12.22	1/26/15
1/26/05	7,095	—		12.22	1/26/15
8/29/06	26,808	—		14.55	8/29/16
8/29/06	123,192	—		14.55	8/29/16
4/3/07	4,135 (2)	—		16.85	4/3/12
5/9/07	22,500	7,500	(1)	20.01	5/9/17
10/30/07	37,500	12,500	(1)	18.00	10/30/17
2/12/08	6,041 (4)	—		13.25	2/12/18
2/10/09	6,250	18,750	(1)	7.33	2/10/19	18,750 (5)	223,313
9/8/09	25,000	75,000	(1)	7.23	9/8/19	75,000 (5)	893,250
Vincent A. D’Angelo
12/8/06	70,000	—		16.43	12/8/16
4/3/07	4,135 (2)	—		16.85	4/3/12
5/9/07	22,500	7,500	(1)	20.01	5/9/17
10/30/07	11,250	3,750	(1)	18.00	10/30/17
11/2/07	7,500	2,500	(1)	18.46	11/2/17
2/12/08	6,041 (4)	—		13.25	2/12/18
2/10/09	5,000	15,000	(1)	7.33	2/10/19	15,000 (5)	178,650
2/9/10	—	—				25,000 (5)	297,750

(1)	These options vest (become exercisable) in four equal annual installments, beginning on the first anniversary of the date of grant.

(2)	These options were granted in connection with the satisfaction of award payouts under the 2006 Management Incentive Plan.

(3)	Grant dates prior to August 29, 2006 for Dr. Atick and Mr. Molina represent option awards attributable to such executive’s service with Identix prior to the merger of Viisage and Identix. These option awards are fully exercisable as a result of accelerated vesting triggered by the merger. The Company assumed these options in the merger.

(4)	These options were granted in connection with the satisfaction of award payouts under the 2007 Management Incentive Plan.

(5)	Restricted stock awards vest (become transferable) in four equal annual installments, beginning on the first anniversary of the date of award. Each employment arrangement, other than as applicable to Mr. D’Angelo, provides for an additional payment to compensate the executive officer for any excise tax incurred by such executive officer under Section 4999 of the Code. In the Merger Agreement, Safran and the Company agreed to cooperate, and the Company agreed to take all actions reasonably requested by Safran, on or prior to December 31, 2010, as are necessary to reduce and/or avoid the application of Section 280G of the Code to the payments to be made to such executive officers. Pursuant to such obligations, our board of directors took action prior to the end of 2010 to accelerate the vesting of 12,000 and 5,000 restricted shares held by Mr. LaPenta and Mr. DePalma, respectively, which restricted shares would have in the ordinary course become vested in February 2011.

(6)	Market value is based on the closing sales price of the Company’s common stock on the NYSE on December 31, 2010 (the last trading date of the fiscal year) which was $11.91 per share.

Option Exercise and Restricted Stock Vested for 2010
The following table sets forth information related to exercised stock options and vested restricted stock for the Named Executive Officers during the fiscal year ended December 31, 2010.

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Received on	Realized on	Received on	Assigned on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)

Robert V. LaPenta
2/10/10	—	—	17,500	136,325
9/8/10	—	—	62,500	563,750
12/30/10	—	—	12,000	142,860
James A. DePalma
2/10/10	—	—	8,750	68.163
9/8/10	—	—	37,500	338,250
12/30/10	—	—	5,000	59,525
Joseph Atick
2/10/10	—	—	7,500	58,425
9/8/10	—	—	37,500	338,250
Mark S. Molina
2/10/10	—	—	6,250	48,688
9/8/10	—	—	25,000	225,500
Vincent A. D’Angelo
2/10/10	—	—	5,000	38,950
Pension Benefits Table for 2010
     The Company does not sponsor any defined benefit pension plans for its employees, including the Named Executive Officers.
Nonqualified Deferred Compensation Table for 2010
     The Company does not maintain any nonqualified deferred compensation plan for its employees, including the Named Executive Officers. However, the Company permits our CEO and CFO to defer the receipt of their annual incentive award payouts pursuant to the terms of their employment agreements.
     The following table sets forth information concerning the nonqualified deferred compensation plans and arrangements of the Named Executive Officers as of December 31, 2010 and the year then ended.

		Executive	Company’s	Aggregate	Aggregate
Name	Plan	Contributions (1)	Contributions	Earnings (Loss) (2)	Balance (3)

Robert V. LaPenta	Election to Defer Annual Incentive Award	$—	$—	$197,939	$798,429
James A. DePalma	Election to Defer Annual Incentive Award	$—	$—	$109,413	$440,610

(1)	No bonus was deferred in 2011 with respect to 2010 annual incentive awards.

(2)	The amounts reported in this column reflect the increase (or decrease) during 2010 in the market value of the shares of the Company’s common stock underlying the deferred stock units that were determined in 2008 (with respect to 2007 annual incentive awards), in 2009 (with respect to 2008 annual incentive awards) and in 2010 (with respect to 2009 annual incentive awards).

(3)	The amounts reported in this column reflect the market value, as of December 31, 2010, of the shares of the Company’s common stock underlying the deferred amounts that were determined in 2008 (with respect to 2007 annual incentive awards), in 2009 (with respect to 2008 annual incentive awards) and in 2010 (with respect to 2009 annual incentive awards). For Mr. LaPenta, the deferral amounts with respect to the incentive award plan year were: $91,500 (2006), $275,000 (2007), $200,000 (2008) and $100,000 (2009). For Mr. DePalma, the deferral amounts with respect to the incentive award plan year were: $54,000 (2006), $150,000 (2007), $110,000 (2008) and $55,000 (2009). The number of deferred stock units is calculated using the closing per share price of Company common stock on the NYSE on the day the Board of Directors approves each respective annual incentive award.
Potential Payments Following Termination or Change in Control
     Under the Company’s employment arrangements with Messrs. LaPenta, DePalma, Atick, Molina and D’Angelo, each of the Named Executive Officers is entitled to payment and benefits upon his termination of employment for specified reasons and in the event of a change in control of the Company. These benefits are in addition to the benefits generally available to the Company’s salaried employees. The information below describes and quantifies certain compensation that would be payable to these individuals under the arrangements assuming that the Named Executive Officer’s employment had terminated on December 31, 2010.
     As indicated previously if a separation of employment occurs in the context of a change of control, and the payments and benefits to be received by the Named Executive Officers would be subject to an additional excise tax pursuant to Section 4999 of the Internal Revenue Code, the Company is obligated under the employment agreements to pay the Named Executive Officers, other than Mr. D’Angelo, an additional amount equal to the total of such additional excise tax plus all income and other applicable taxes payable on such additional amount. It is expected that the termination of employment of the Named Executive Officers in connection with the Merger will not result in any payments in respect of a tax liability to the Named Executive Officers.
     The quantitative information below does not reflect the actual amounts that will be received upon the closing of the Merger. Consummation of the Merger will constitute a change in control under the employment arrangements. Pursuant to the Merger Agreement, Safran has agreed to cause the surviving corporation to terminate the employment of Messrs. DePalma, LaPenta and Molina immediately following the closing of the Merger and has agreed that such terminations of employment shall be treated as terminations “without cause” for purposes of the Employment Agreements. An estimate of the amounts to be received as a result of such terminations upon the closing of the Merger is disclosed in the Company’s definitive proxy statement filed with the SEC on January 3, 2011.
Messrs. LaPenta and DePalma:
     Termination of Employment. The executive’s employment may be terminated at any time:
•	by a majority vote of the independent members of the Company’s Board of Directors with Cause (as defined) or without Cause;

•	in the event of the death or disability of the executive; or

•	by the executive’s resignation for Good Reason (as defined) or for no reason.
     Termination with Cause or Resignation without Good Reason. If the executive’s employment is terminated by the Company with Cause or by the executive without Good Reason, the executive will receive the following payments and benefits (any amounts payable under this section will be paid within five business days of the termination date):
•	payments of base salary, any awarded but unpaid annual incentive award for any prior completed fiscal year, and expense reimbursement that had accrued but had not been paid prior to the date of termination;

•	payments for any accrued but unused vacation time; and

•	any benefits due through the date of termination as provided under the Company’s compensation or benefit plans.
     Generally, “Cause” means the executive’s (i) willful and continued failure to substantially perform his reasonably assigned duties as an officer of the Company or otherwise perform his obligations under his employment agreement (following a 30-day cure period after receipt of notification of nonperformance); (ii) willful and continued breach of the Company’s Board-approved material corporate policies (following a 30-day cure period after receipt of notification of the breach); (iii) willful engagement in illegal conduct or gross misconduct which is materially injurious to the Company; (iv) willful violation of any federal or state securities laws or the Company’s Insider Trading Policy; or (v) material breach of certain provisions of his employment agreement (following a 30-day cure period after receipt of notification of the breach).

     Generally, “Good Reason” means any of the following events or circumstances that occur without the executive’s written consent (following a 30-day cure period after receipt of notification of the event or circumstance):
•	a material change in the executive’s duties, a material diminution in the executive’s position, authority, title, or responsibilities or any change in reporting relationship, or a relocation of his principal base of operations to more than 25 miles from Stamford, Connecticut;

•	a reduction in his base salary or target annual incentive award;

•	the Company’s failure to maintain a material compensation or benefit plan in which he participates (unless a substitute or alternative plan is made available), continue the executive’s participation in these plans on a basis that is materially equal to his current participation, obtain comparable compensation and benefits and termination arrangements from a successor to the Company, to pay compensation and benefit amounts within seven days of the date such compensation or benefits are due;

•	the Company’s failure to obtain the agreement from any successor to the Company to continue to provide the compensation and termination benefits provided for in the agreement; or

•	any other material breach of the employment agreement.
     Termination without Cause or Resignation for Good Reason. If the executive’s employment is terminated by the Company without Cause or if the executive resigns with Good Reason, the executive will receive the following payments and benefits:
•	the payments and benefits described in the section concerning termination with Cause or Resignation without Good Reason;

•	an amount equal to 24 months of the executive’s base salary at the rate in effect at the date of termination;

•	an amount equal to the bonus awarded to the executive for the most recent completed calendar year for which a bonus was determined by the Board of Directors and, if the executive was terminated following the end of a completed calendar year but prior to the determination of the bonus, a bonus in an amount equal to the target level bonus for that calendar year;

•	accelerated vesting of all outstanding but unvested stock options, which will remain exercisable for a period of 36 months after termination, subject to the maximum original term of such options, and the lapse of all restrictions on stock based awards (such as restricted stock awards); and

•	for a 12-month period, COBRA payments or an amount equivalent to COBRA payments required to continue his medical, dental and vision benefits, unless earlier provided by a successor employer, and premium payments or an amount equivalent to the then existing premiums on the executive’s term life insurance.
One-half of the severance payment reflected in the second and third bullet points above is to be paid within five business days of the termination date, with the remainder to be paid on the next business day after the six month anniversary of the termination date.
     Death or Disability. If the executive’s employment is terminated as a result of his death or disability, he (or his representatives) will receive all of the payments and benefits described in the section concerning termination without Cause or resignation for Good Reason, with a dollar-for-dollar reduction for any amounts, net of tax, paid under any life insurance, disability insurance or similar benefits provided by the Company.
     Non-Renewal. Upon any non-renewal of any employment agreement, the relevant executive would receive all of the payments and benefits described in the section concerning termination without Cause or resignation for Good Reason.
     Change in Control. In the event of a Change in Control of the Company during the term of the employment agreement, where the executive’s employment is terminated and the executive can reasonably demonstrate that the termination was at the request of a third party who has taken steps reasonably calculated to effect a change in control or otherwise arose in anticipation of or as a result of a change in control, the executive will receive all of the payments and benefits described in the section concerning termination without Cause and resignation for Good Reason.
     Generally, a “Change in Control” means:
•	an acquisition of 50% or more of (i) the then-outstanding common stock or (ii) the combined voting power of the then-outstanding securities entitled to vote for directors by any person (but not including a restructuring or recapitalization by the Company or an acquisition by a Company-sponsored employee benefit plan);

•	a time when the continuing directors (that is, the directors who were serving when the employment agreement was executed or their duly recommended or endorsed successors) do not constitute a majority of the Board of Directors;

•	a business combination (such as a merger, consolidation, reorganization, or sale of all or substantially all of the Company’s assets), unless, following the business combination, the beneficial owners of the Company’s securities continue to beneficially own a majority of the outstanding securities of the resulting entity and this ownership is substantially in the same proportion as their ownership before the transaction; or

•	approval by the Company’s stockholders of a complete liquidation or dissolution of the Company.
     Tax Reimbursement Arrangements. In the event that any payment or benefit received or to be received by the executive with respect to any equity-based award, bonus or other incentive award payout, or any severance or other plan or arrangement or agreement would be subject to the “golden parachute” excise tax imposed by the federal income tax laws, the Company will pay the executive the additional amount necessary to ensure that the net amount retained by the executive, after deduction of all excise taxes and all taxes on the excise tax payment, as well as any interest, penalties or additions to tax payable by the executive, will be equal to the total present value of the payments intended to be made to the executive at the time these payments are made.
     Conditions to Payment. The payments and benefits provided in the event of a termination of employment without Cause or resignation for Good Reason or following a Change in Control of the Company are contingent upon the executive executing a general release in favor of the Company. In addition, the Company’s obligation to pay any premiums for medical or dental insurance benefits will cease if the executive becomes eligible to receive similar benefits from another employer.
     Executive Covenants. As provided in their employment agreements, Messrs. LaPenta and DePalma are subject to (i) confidentiality provisions that prohibit them from disclosing any confidential information of the Company, except in the course of performing their duties for the Company or as required by law, (ii) certain post-employment restrictions on the development of intellectual property rights, during the six-month period following termination and (ii) non-competition provisions that prohibit them, during their employment and for a one-year period following termination of employment, from operating or participating in a business that competes with the Company and from soliciting any of the Company’s employees or customers.
     If an executive materially breaches his obligations with respect to the Company’s intellectual property rights or the non-competition provision, the Company may, following a 30-day notice and cure period, cease any Severance Payments made to the executive and recover all prior Severance Payments made to the executive. The Company may also pursue any other legal remedies to rectify the breach.
     Dr. Atick
     Termination of Employment. Dr. Atick’s employment may be terminated at any time:
•	by the Company for Cause (as defined) or without Cause;

•	in the event of his death or disability; or

•	upon his resignation for Good Reason (as defined) or for no reason (defined as a Voluntary Termination).
     Termination for Cause or Voluntary Termination. Upon termination for Cause or a Voluntary Termination, Dr. Atick will be paid:
•	all accrued but unpaid base salary to the effective date of termination; and

•	any benefits due through the date of termination as required by law or to the extent required under the Company’s benefit plans and any reimbursement of expenses incurred as of the effective date of termination in accordance with Company policy.
     Generally, “Cause” means Dr. Atick’s (i) conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony or a crime involving fraud or dishonesty against the Company; (ii) willful and continued failure to substantially perform his duties for the Company (following a 30-day cure period after receipt of notification of the breach); or (iii) breach of his employment agreement (following a 30-day cure period after receipt of notification of the breach).
     Termination Other Than For Cause; Resignation for Good Reason or Failure to Renew Employment Agreement. If Dr. Atick’s employment is terminated by the Company without Cause or if he resigns following: (i) any change in Dr. Atick’s duties, responsibilities or title that is materially adverse to and inconsistent with his position (including any change in his duty to report to the CEO); (ii) a decrease in Dr. Atick’s base salary or eligible bonus percentage of base salary or a decrease in the Company’s benefits (other than changes made to the Company’s benefits plans generally made available to Company employees or executives); (iii) an involuntary relocation of his principal place of duties to a place other than Jersey City, New Jersey or New York, New York (or within three miles of Jersey City, New Jersey); (iv) the Company’s giving notice of termination of Dr. Atick’s employment other than as permitted under his employment agreement; (v) the Company’s failure to cause any successor to the Company to expressly assume and agree to perform under the employment agreement; (vi) Change in Control (as defined below) followed by a resignation within 18 months after the Change in Control; or (vii) the then current term of Dr. Atick’s employment agreement is not automatically renewed, then Dr. Atick will be paid:
•	all earned but unpaid base salary, all awarded but unpaid bonus and all accrued but unpaid vacation pay to the effective date of termination;

•	an amount equal to 24 months of Dr. Atick’s base salary at the rate in effect at the date of termination;

•	an amount equal to the bonus awarded to Dr. Atick for the most recent completed calendar year for which a bonus was determined by the Board of Directors and, if Dr. Atick was terminated following the end of a completed calendar year but prior to the determination of the bonus for that calendar year, an amount equal to the target level bonus for that calendar year;

•	accelerated vesting of all outstanding but unvested stock options, which will remain exercisable for a period of 36 months after the termination, subject to the maximum original term of such options, and the lapse of all restrictions on stock-based awards (such as restricted stock awards); and

•	for a 12-month period, COBRA payments or an amount equivalent to COBRA payments to continue his medical, dental and vision benefits, subject to a shorter period if provided by a successor employer, and premium payments or an amount equivalent to then-existing premiums on Dr. Atick’s term life insurance.
     One-half of the severance payment reflected in the second and third bullet points above is to be paid within five business days of the termination date, with the remainder to be paid on the next business day after the six-month anniversary of the termination date.
     Change in Control.
     Generally, a “Change in Control” means:
•	if any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities;

•	the election to a majority of the seats of the Board of Directors of the Company of candidates who were not proposed by a majority of the Board of Directors in office prior to the time of such election; or

•	the dissolution or liquidation (partial or total) of the Company or a sale of assets involving fifty percent (50%) or more of the assets of the Company and its subsidiaries taken as a whole (other than the disposition of a subsidiary), or a merger, reorganization or other transaction or series of related transactions pursuant to which the holders, as a group, of all of the shares of the Company outstanding after the merger, reorganization or other transaction hold, as a group, less than fifty percent (50%) of the shares of the Company outstanding after the merger, reorganization or other transaction.
     Death or Disability. If Dr. Atick’s employment is terminated as a result of his death or disability, he (or his heirs or legal representatives in case of death) will receive all of the payments and benefits described in the section concerning Termination Other Than For Cause, with a dollar-for-dollar reduction for any amounts, net of tax, paid under any life insurance, disability insurance or similar benefits provided by the Company.
Mr. Molina
     Termination of Employment. Mr. Molina’s employment may be terminated at any time:
•	by the Company for Cause (as defined) or without Cause;

•	in the event of his death or disability; or

•	upon his resignation for Good Reason (as defined) or for no reason (defined as a Voluntary Termination).

     Termination for Cause and Voluntary Termination. Upon termination for Cause or Voluntary Termination, Mr. Molina will be paid:
•	all accrued but unpaid base salary, and all accrued but unpaid vacation pay to the effective date of termination; and

•	any benefits due through the date of termination to the extent required under the Company’s benefit plans or any reimbursement of expenses incurred as of the effective date of termination in accordance with Company policy.
     Generally, “Cause” means Mr. Molina’s (i) commission of, conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony or a crime or other material conduct or misconduct involving fraud or moral turpitude; (ii) willful and continued failure to substantially perform his duties for the Company (following a 60-day cure period after receipt of notification of the breach); (iii) if Mr. Molina willfully engages in gross misconduct which is materially and demonstrably injurious to the Company; or (iv) willful breach of his employment agreement in any material respect (following a 30-day cure period after receipt of notification of the breach).
     Termination Other Than For Cause; Resignation for Good Reason or Failure to Renew Employment Agreement. If Mr. Molina’s employment is terminated by the Company without Cause or if he resigns following: (i) any change in Mr. Molina’s authority, duties and responsibilities that is materially adverse to and inconsistent with his position; (ii) any change in the reporting structure of the Company, such that Mr. Molina no longer reports to the CEO; (iii) an adverse change in Mr. Molina’s title; (iv) a decrease in Mr. Molina’s base salary or eligible bonus percentage of base salary or a decrease in the Company’s benefits (other than changes made to the Company’s benefits plans generally made available to Company employees or executives); (v) an involuntary relocation to a new location that is more than twenty five miles from Stamford, Connecticut; (vi) the Company’s failure to cause any successor to the Company to expressly assume and agree to perform under the employment agreement in the event of Change in Control or; (vii) the then current term of Mr. Molina’s employment agreement is not automatically renewed, then Mr. Molina will be paid:
•	all earned but unpaid base salary, all awarded but unpaid bonus and all accrued but unpaid vacation pay to the effective date of termination;

•	an amount equal to 24 months of Mr. Molina’s base salary in effect at the date of termination;

•	an amount equal to the bonus awarded to Mr. Molina for the most recent completed calendar year for which a bonus was determined by the Board of Directors and, if Mr. Molina was terminated following the end of a completed calendar year but prior to the determination of the bonus for that calendar year, an amount equal to the target level bonus for that calendar year;

•	accelerated vesting of all outstanding but unvested stock options, which will remain exercisable for a period of 36 months after the termination, subject to the maximum original term of such options, and the lapse of all restrictions on stock-based awards (such as restricted stock awards); and

•	for a 12-month period, COBRA payments or an amount equivalent to COBRA payments to continue his medical, dental and vision benefits, subject to a shorter period if provided by a successor employer, and premium payments or an amount equivalent to then-existing premiums on Mr. Molina’s term life insurance.
     One-half of the severance payment reflected in the second and third bullet points above is to be paid within five business days after the termination date, with the remainder to be paid on the next business day after the six-month anniversary of the termination date.
     Change in Control. In the event of any separation of employment with the Company or its successor following a Change in Control, the Company or its successor will pay all costs and expenses arising out of or related to the relocation of Mr. Molina and his family to any location in the mainland United States (or if elected by Mr. Molina, the lump sum cash value thereof). In connection with the Company’s pending merger with Safran, Mr. Molina has elected to receive $225,000 in lieu of such relocation benefits.
     Generally, a “Change in Control” means:
•	if any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities;

•	the election to a majority of the seats of the Board of Directors of the Company of candidates who were not proposed by a majority of the Board of Directors in office prior to the time of such election; or

•	the dissolution or liquidation (partial or total) of the Company or a sale of assets involving fifty percent (50%) or more of the assets of the Company and its subsidiaries taken as a whole (other than the disposition of a subsidiary), or a merger, reorganization or other transaction or series of related transactions pursuant to which the holders, as a group, of all of the shares of the Company outstanding after the merger, reorganization or other transaction hold, as a group, less than fifty percent (50%) of the shares of the Company outstanding after the merger, reorganization or other transaction.
     Death or Disability. Pursuant to Mr. Molina’s employment agreement, termination of his employment due to death or disability is equivalent to a “Termination Other Than for Cause”, and will entitle him to the same benefits listed above under “Termination Other Than for Cause”.
     Mr. D’Angelo
     Termination of Employment. Mr. D’Angelo’s employment may be terminated at any time:
•	by the Company for Cause (as defined) or without Cause;

•	in the event of his death or disability; or

•	upon his resignation for Good Reason (as defined) or for no reason (defined as a Voluntary Termination).
     Termination for Cause and Voluntary Termination. Upon termination for Cause or Voluntary Termination, Mr. D’Angelo will be paid:
•	all accrued but unpaid base salary, and all accrued but unpaid vacation pay to the effective date of termination; and

•	any benefits due through the date of termination to the extent required under the Company’s benefit plans or any reimbursement of expenses incurred as of the effective date of termination in accordance with Company policy.
     Generally, “Cause” means Mr. D’Angelo’s (i) conviction or entering into a plea of no contest relating to any illegal act that materially and adversely reflects on the business, affairs and reputation of the Company ; or (ii) material neglect to discharge his responsibilities as an employee of the Company.
     Termination Other Than For Cause; Resignation for Good Reason . If Mr. D’Angelo’s employment is terminated by the Company, the Company fails to continue his position of Senior Vice President Finance and Chief Accounting Officer, the Company reduces his compensation in bad faith, or the Company changes his job location by more than fifty miles, Mr. D’Angelo will be paid:
•	all earned but unpaid base salary, all awarded but unpaid bonus and all accrued but unpaid vacation pay to the effective date of termination;

•	an amount equal to 12 months of Mr. D’Angelo’s base salary in effect at the date of termination;

•	for a 12-month period, COBRA payments or an amount equivalent to COBRA payments to continue his medical, dental and vision benefits, subject to a shorter period if provided by a successor employer, and premium payments or an amount equivalent to then-existing premiums on Mr. D’Angelo’s term life insurance.
     Severance is to be paid through salary continuation under the then current payroll practices.
     Change in Control. In the event of any separation of employment with the Company or its successor following a Change in Control, all unvested stock options and restricted stock will accelerate in full.
     Generally, a “Change in Control” shall be deemed to occur:
•	if any person is or becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities;

•	Individuals representing the incumbent board, or individuals approved by a majority of the incumbent board, cease for any reason to constitute at least a majority of the board of directors of the Company;

•	Approval by the stockholders of a merger or consolidation of the Company (i) other than a merger or consolidation that would result in voting securities outstanding immediately prior thereto continuing to represent more than 50% of the combined voting securities of the Company or such surviving entity immediately prior to such merger or consolidation or (ii)a merger or consolidation effected to implement a recapitalization of the Company in which no person acquires more than 50% of the company’s outstanding voting securities, and

•	Approval by stockholders of the Company of (i) a complete or substantial liquidation or dissolution of the Company or (ii) the sale or disposition of all or substantially all of the assets of the Company.

     The following tables set forth the potential (estimated) payments and benefits to which the Named Executive Officers would be entitled upon termination of employment or following a change in control of the Company, as specified under their employment agreements with the Company.
Potential Payments and Benefits Upon a Termination of Employment
or a Change in Control of the Company for Mr. LaPenta

	Termination without		In connection with
	Cause or		a
	Resignation	Death or	Change in Control
Executive Payments and Benefits (1)	for Good Reason (2)	Disability	of the Company (2)

Accelerated vesting:
Stock options (3)	$1,117,950	$1,117,950	$1,117,950
Restricted stock(3)	$2,715,480	$2,715,480	$2,715,480
Severance payment (4)	$1,670,000	$1,670,000	$1,670,000
Continued medical and dental coverage	$14,616	$14,616	$14,616

Tax liability amount (5)	—	—	—

TOTAL: (5)	$5,518,046	$5,518,046	$5,518,046

(1)	For purposes of this analysis, we have assumed the executive’s compensation is as follows: current base salary equal to $785,000, a targeted annual incentive award opportunity equal to 75% of his base salary, and outstanding stock option awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table for 2010, on page 24 of this Item 11.

(2)	Assumes the executive’s date of termination of employment was December 31, 2010. The market price of the Company’s common stock on December 31, 2010 (the last trading date of the fiscal year) was $11.91 per share. To the extent the market price of the Company’s common stock exceeds, or is less than, $11.91 per share upon an applicable termination of employment, the value of any acceleration of vesting of stock options and restricted stock awards will be correspondingly greater or less, as the case may be. The same benefits and amounts will be payable upon a failure to renew the agreement prior to the expiration of the term of the agreement.

(3)	Represents the excess of $11.91 over the exercise price of in the money options. For the purposes of this analysis we have assumed the immediate acceleration of all outstanding unvested stock options and the lapse of restrictions on all restricted stock awards upon a change-in-control. All outstanding stock options will remain exercisable for a period of three years from the date of termination of employment, subject to the maximum original term of such options. This extension of the post-termination exercise period has not been separately valued for purposes of this disclosure.

(4)	The amount shown for Severance represents 24 months base salary, plus an amount equal to the bonus paid to Mr. LaPenta for 2009 performance (the last completed fiscal year as of December 31, 2010). However if the Merger is consummated in 2011 the actual payment will be based on the 2010 incentive award of $206,062 rather than the 2009 incentive award of $100,000. Fifty percent of this payment is to be made five business days after the termination date, with the remainder to be paid on the next business day following the six month anniversary of the termination date.

(5)	Assumes a termination of employment without Cause or for Good Reason (each as defined in the employment agreement). Upon an actual termination of employment, tax liability amounts would change to reflect base salary and bonus amounts then applicable, and would reflect the then-applicable value of the accelerated vesting of stock-based awards. The calculation of the potential tax liability amount is based on the value of the accelerated vesting of stock-based awards at a price per share of Company common stock of $11.91. In addition, for purposes of calculating the potential tax liability we have considered Mr. LaPenta’s taxable income for the years 2006 to 2010 as reflected in his W-2, which reflects the impact of the actions taken by the Board at its December 30, 2010 meeting to eliminate the potential tax liability. Had the potential tax liability amount been determined based on Mr. LaPenta’s taxable income for the years 2005 to 2009 the hypothetical tax liability amount would have been $933,813 and the total payments would have been $6,451,869.
Potential Payments and Benefits Upon a Termination of Employment
or a Change in Control of the Company for Mr. DePalma

	Termination without		In connection with
	Cause or		a Change in
	Resignation	Death or	Control
Executive Payments and Benefits (1)	for Good Reason (2)	Disability	of the Company (2)

Accelerated vesting:
Stock options (3)	$646,725	$646,725	$646,725
Restricted stock(3)	$1,592,963	$1,592,963	$1,592,963
Severance payment (4)	$845,000	$845,000	$845,000
Continued medical and dental coverage	$14,616	$14,616	$14,616

Tax liability amount (5)	—	—	—

TOTAL:(5)	$3,099,304	$3,099,304	$3,099,304

(1)	For purposes of this analysis, we have assumed the executive’s compensation is as follows: current base salary equal to $395,000, a targeted annual incentive award opportunity equal to 60% of his base salary, and outstanding stock option awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table for 2010, on page 24 of this Item 11.

(2)	Assumes the executive’s date of termination of employment was December 31, 2010. The market price of the Company’s common stock on December 31, 2010 (the last trading date of the fiscal year) was $11.91 per share. To the extent the market price of the Company’s common stock exceeds, or is less than, $11.91 per share upon an applicable termination of employment, the value of any acceleration of vesting of stock options and restricted stock awards will be correspondingly greater or less, as the case may be. The same benefits and amounts will be payable upon a failure to renew the agreement prior to the expiration of the term of the agreement.

(3)	Represents the excess of $11.91 over the exercise price of in the money options. For the purposes of this analysis we have assumed the immediate acceleration of all outstanding unvested stock options and the lapse of all restrictions on restricted stock awards upon a change-in-control. All outstanding stock options will remain exercisable for a period of three years from the date of termination of employment, subject to the maximum original term of such options. This extension of the post-termination exercise period has not been separately valued for purposes of this disclosure.

(4)	The amount shown for Severance represents 24 months base salary, plus an amount equal to the bonus paid to Mr. DePalma for 2009 performance (the last completed fiscal year as of December 31, 2010). However if Merger is consummated in 2011 the actual payment will be based on the 2010 incentive award of $106,500 rather than the 2009 incentive award of $55,000. Fifty percent of this payment is to be made five business days after the termination date, with the remainder to be paid on the next business day following the six month anniversary of the termination date.

(5)	Assumes a termination of employment without Cause or for Good Reason (each as defined in the employment agreement). Upon an actual termination of employment, tax liability amounts would change to reflect base salary and bonus amounts then applicable, and would reflect the then-applicable value of the accelerated vesting of stock-based awards. The calculation of the potential tax liability amount is based on the value of the accelerated vesting of stock-based awards at a price per share of Company common stock of $11.91. In addition, for purposes of calculating the potential tax liability amount we have considered Mr. DePalma’s taxable income for the years 2006 to 2010 as reflected in his W-2, which reflects the impact of actions taken by the Board at the December 2010 meeting. Had the potential tax liability been determined based on Mr. DePalma’s taxable income for the years 2005 to 2009 the hypothetical tax liability amount would have been $500,966 and the total payments would have been $3,600,270.
Potential Payments and Benefits Upon a Termination of Employment
or a Change in Control of the Company for Dr. Atick

	Termination without		In connection with
	Cause or		a Change in
	Resignation	Death or	Control
Executive Payments and Benefits (1)	for Good Reason (2)	Disability	of the Company (2)

Accelerated vesting:
Stock options (3)	$629,550	$629,550	$629,550
Restricted stock (3)	$1,607,850	$1,607,850	$1,607,850
Severance payment (4)	$850,000	$850,000	$850,000
Continued medical and dental coverage	$6,828	$6,828	$6,828
Tax liability amounts (5)	—	—	—

TOTAL:	$3,094,228	$3,094,228	$3,094,228

(1)	For purposes of this analysis, we have assumed the executive’s compensation is as follows: current base salary equal to $400,000, a targeted annual incentive award opportunity equal to 60% of his base salary, and outstanding stock option awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table for 2010 on page 24 of this Item 11.

(2)	Assumes the executive’s date of termination of employment was December 31, 2010. The market price of the Company’s common stock on December 31, 2010 (the last trading date of the fiscal year) was $11.91 per share. To the extent the market price of the Company’s common stock exceeds, or is less than, $11.91 per share upon an applicable termination of employment, the value of any acceleration of vesting of stock options and restricted stock awards will be correspondingly greater or less, as the case may be. The same benefits and amounts will be payable upon a failure to renew the agreement prior to the expiration of the term of the agreement.

(3)	Represents the excess of $11.91 over the exercise price of in the money options. For the purposes of this analysis we have assumed the immediate acceleration of all outstanding unvested stock options and the lapse of all restrictions on restricted stock awards upon a change-in-control. All outstanding stock options will remain exercisable for a period of three years from the date of termination of employment, subject to the maximum original term of such options. This extension of the post-termination exercise period has not been separately valued for purposes of this disclosure.

(4)	The amount shown for Severance represents 24 months base salary, plus an amount equal to the bonus paid to Dr. Atick for 2009 performance (the last completed fiscal year as of December 31, 2010). However if the Merger is consummated in 2011 the actual payment will be based on the 2010 incentive award of $108,000 rather than the 2009 incentive award of $50,000. Fifty percent of this payment is to be made five business days after the termination date, with the remainder to be paid on the next business day following the six month anniversary of the termination date.

(5)	Assumes a voluntary termination of employment within 18 months of the Change in Control or a termination without Cause or for Good Reason (each as defined in the employment agreement). Upon an actual termination of employment, tax liability amounts would change to reflect base salary and bonus amounts then applicable, and would reflect the then-applicable value of the accelerated vesting of stock-based awards. The calculation of the potential tax liability amount is based on the value of the accelerated vesting of stock-based awards at a price per share of Company common stock of $11.91. In addition, for purposes of calculating the potential tax liability we considered Mr. Atick’s taxable income for the years 2006 to 2010 as reflected in his W-2.There would have been no change in the potential tax liability amount had Mr. Atick’s taxable income been based on the years 2005 to 2009.
Potential Payments and Benefits Upon a Termination of Employment
or a Change in Control of the Company for Mr. Molina

	Termination without		In connection with
	Cause or		a Change in Control
	Resignation	Death or	of the Company
Executive Payments and Benefits (1)	for Good Reason (2)	Disability	(2)(6)

Accelerated vesting:
Stock options (3)	$436,875	$436,875	$436,875
Restricted stock (3)	$1,116,563	$1,116,563	$1,116,563
Severance payment (4)	$735,000	$735,000	$960,000
Continued medical and dental coverage	$18,828	$18,828	$18,828
Tax liability amounts (5)	—	—	—

TOTAL:(5)	$2,307,266	$2,307,266	$2,532,266

(1)	For purposes of this analysis, we have assumed the executive’s compensation is as follows: current base salary equal to $345,000, a targeted annual incentive award opportunity equal to 60% of his base salary, and outstanding stock option awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table for 2010 on page 25 of this Item 11.

(2)	Assumes the executive’s date of termination of employment was December 31, 2010. The market price of the Company’s common stock on December 31, 2010 (the last trading date of the fiscal year) was $11.91 per share. To the extent the market price of the Company’s common stock exceeds, or is less than, $11.91 per share upon an applicable termination of employment, the value of any acceleration of vesting of stock options and restricted stock awards will be correspondingly greater or less, as the case may be. The same benefits and amounts will be payable upon a failure to renew the agreement prior to the expiration of the term of the agreement.

(3)	Represents the excess of $11.91 over the exercise price of in the money options. For the purposes of this analysis we have assumed the immediate acceleration of all outstanding unvested stock options and the lapse of all restrictions on restricted stock awards upon a change-in-control. All outstanding stock options will remain exercisable for a period of three years from the date of termination of employment, subject to the maximum original term of such options. This extension of the post-termination exercise period has not been separately valued for purposes of this disclosure.

(4)	The amount shown for Severance represents 24 months base salary, plus an amount equal to the bonus paid to Mr. Molina for 2009 performance (the last completed fiscal year as of December 31, 2010). However if the Merger is consummated in 2011 the actual payment will be based on the 2010 incentive award of $93,150 rather than the 2009 incentive award of $45,000. Fifty percent of this payment is to be made five business days after the termination date, with the remainder to be paid on the next business day following the six month anniversary of the termination date. The severance payments identified above also include a payment of $225,000 in lieu of certain relocation benefits Mr. Molina would otherwise be entitled to receive upon any separation of employment following the Merger, as further described below.

(5)	Assumes a termination of employment without Cause or for Good Reason (each as defined in the employment agreement). Upon an actual termination of employment, tax liability amounts would change to reflect base salary and bonus amounts then applicable, and would reflect the then-applicable value of the accelerated vesting of stock-based awards. The calculation of the potential tax liability amount is based on the value of accelerated vesting of stock-based awards at a price per share of Company common stock of $11.91.In addition, for purposes of calculating the potential tax liability we considered taxable income for the years 2006 to 2010 as reported in his W-2, which reflects the impact of the actions taken by the Board at its December 2010 meeting. Had the potential tax liability been calculated based on Mr. Molina’s taxable income for the years 2005 to 2009 the hypothetical tax liability would have been $459,783 and the total payments would have been $2,992,049.

(6)	In the event of any separation of employment with the Company or its successor following a Change in Control, the Company or its successor will also pay all costs and expenses arising out of or related to the relocation of Mr. Molina and his family to any location in the mainland United States (or if elected by Mr. Molina, the lump sum cash value thereof). Mr. Molina has elected to receive $225,000 in lieu of relocation benefits in connection with the Merger.

Potential Payments and Benefits Upon a Termination of Employment
or a Change in Control of the Company for Mr. D’Angelo

		In connection with
	Termination without	a Change in
	Cause or	Control
	Resignation	of the Company
Executive Payments and Benefits (1)	for Good Reason (2)	(2)(5)
Accelerated vesting:
Stock options (3)	—	$68,700
Restricted stock (3)	—	$476,400
Severance payment (4)	$285,000	$285,000
Long term cash award (6)	—	$100,000
Continued medical and dental coverage	$948	$948
Cash transaction bonus (7)	—	$150,000

TOTAL:	$285,948	$1,081,048

(1)	For purposes of this analysis, we have assumed the executive’s compensation is as follows: current base salary equal to $285,000, a targeted annual incentive award opportunity equal to 50% of his base salary, and outstanding stock option awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table for 2010 on page 25 of this Item 11.

(2)	Assumes the executive’s date of termination of employment was December 31, 2010. The market price of the Company’s common stock on December 31, 2010 (the last trading date of the fiscal year) was $11.91 per share. To the extent the market price of the Company’s common stock exceeds, or is less than, $11.91 per share upon an applicable termination of employment, the value of any acceleration of vesting of stock options and restricted stock awards will be correspondingly greater or less, as the case may be.

(3)	Represents the excess of $11.91over the exercise price of in the money options. For the purposes of this analysis we have assumed the immediate acceleration of all outstanding unvested stock options and the lapse of restrictions on all restricted stock awards upon a change-in-control. All outstanding stock options will remain exercisable for a period of one year from the date of termination of employment, subject to the maximum original term of such options. This extension of the post-termination exercise period has not been separately valued for purposes of this disclosure.

(4)	The amount shown for severance represents 12 months base salary.

(5)	Assumes termination other than for cause or resignation for good reason in accordance with the terms of Mr. D’Angelo’s offer letter.

(6)	Represents long term cash award that accelerates upon change in control. Approximately $33,333 of such award vested and was paid in February 2011.

(7)	Represents transaction bonus that is contingent on and payable upon consummation of the Merger.

BOARD OF DIRECTORS COMPENSATION
     On December 10, 2009 the Board of Directors approved a new annual Board of Directors compensation package effective January 1, 2010. On January 6, 2010 the Board of Directors withdrew and revoked the compensation plan adopted on December 10, 2009 and issued each director 3,000 shares of Company common stock pursuant to the Board’s previous annual compensation plan. On February 3, 2010, the Board of Directors, based on the recommendation of the Compensation Committee, adopted a new annual compensation program for all non-employee members of the Board of Directors, effective on that date. Pursuant to the new annual Board of Directors compensation program, the annual base-level total direct compensation (“TDC”) for each non-employee member of the Board of Directors was increased to $196,000 in 2010, consisting of a $96,000 annual cash retainer (payable in equal quarterly installments) and $100,000 in shares of Company common stock. One full board meeting and two committee meetings per quarter (four board and eight committee meetings per annum) are included without additional charge in the cash retainer. The shares of stock included in the TDC are to be granted on the first business day of each calendar year (the exception being February 3, 2010 for 2010) and the per share value of each share of Company common stock is to be based on the closing price per share of the Company common stock on the NYSE on the date of grant.
     The following additional compensation for participating in meetings is paid to directors under the Board of Directors annual compensation program: (i) $2,000 per Board meeting attended beyond the four included in TDC; (ii) $1,000 per Board committee meeting attended beyond the eight included in TDC; (iii) $12,500 per annum (payable in equal quarterly installments) for performing as Lead Director; (iv) $12,500 per annum (payable in equal quarterly installments) for serving as chairman of the Audit Committee; (v) $7,500 per annum (payable in equal quarterly installments) for serving as chairman of the Compensation Committee; (vi) $5,000 per annum (payable in equal quarterly installments) for serving as chairman of any other Board committee (currently only Nominating and Corporate Governance Committee and Marketing Committee); (vii) in the event of any dual chairmanship over any Board committee, the relevant fee will be split equally between the dual chairmen. Additionally, no director shall receive compensation for attending telephonic Board meetings of one hour or less, called for the purpose of providing information updates; provided, however, that any such telephonic call requiring the exercise of independent judgment or discussing subjects substantive and material to the management of the Company or requiring a vote will constitute a meeting subject to appropriate notice and Director compensation as described above. Resolution of any issues related to the interpretation or enforcement of the foregoing terms and conditions will be determined by the Nominating and Corporate Governance Committee.
     On February 9, 2010, the Board established the Marketing Committee and approved compensation arrangements for attendance of Marketing Committee meetings in the amount of $1,000 per meeting.
     On June 10, 2010, the Board approved compensation arrangements for attendance of Special Committee meetings in the amount of $2,000 per meeting. The compensation of the Special Committee was not reviewed by the Compensation Committee in light of the charter of the Special Committee as established by the Board.
     On July 27, 2010 the Board of Directors approved a litigation reimbursement policy applicable to directors and executive officers in office as of or after the date of the policy, pursuant to which all current and former Board members and former officers of the Company are entitled to receive $2,500 per diem as compensation for time and services related to appearances or attendance at any third party proceeding (including without limitation, depositions, court appearances and legal proceedings) in any case related to his or her service as Director or officer, as the case may be. Subsequently, the Nominating and Corporate Governance Committee adopted implementing instructions to clarify the policy, including to define “appearance or attendance” as used in the policy to cover interviewing and selection of legal counsel, conferences in person or telephonically in preparation for pending legal activities, attendance or appearances at any formal or informal legal proceeding, and briefing and debriefing by retained legal counsel.
     Under the terms of the Merger Agreement, subject to certain exceptions, the Company is restricted from issuing additional shares of stock. In light of these restrictions, in lieu of the restricted stock grant on January 3, 2011, each non-employee director received $100,000 in cash (not included in the table set forth below).

Directors’ Compensation Table for 2010

	Fees Earned
	or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)

B.G. Beck	$135,333	$100,000	$—	$—	$235,333
Milton E. Cooper	140,333	100,000	—	—	240,333
Robert S. Gelbard	151,000	100,000	—	—	251,000
Malcolm J. Gudis	275,333	100,000	—	7,500	382,833
John E. Lawler	276,729	100,000	—	7,500	384,229
James M. Loy	149,875	100,000	—	—	249,875
Harriet Mouchly-Weiss	155,333	100,000	—	—	255,333
Peter Nessen	291,854	100,000	—	7,500	399,354
B. Boykin Rose	273,667	100,000	—	7,500	381,167

(1)	Mr. LaPenta, the current Chairman of the Board of Directors, is not included in this table because, as an employee of the Company, he does not receive any fees for service as a director.

(2)	The standard fee arrangement for non employee directors for 2010 is described above. The following table sets forth the break-down of the fees paid in cash to our non-employee directors during 2010:

Name	Retainer Fees	Chair Fees	Meeting Fees	Total

B.G. Beck	$91,333	$—	$44,000	$135,333
Milton E. Cooper	91,333	—	49,000	140,333
Robert S. Gelbard	91,333	6,667	53,000	151,000
Malcolm J. Gudis	91,333	—	184,000	275,333
John E. Lawler	91,333	7,396	178,000	276,729
James M. Loy	91,333	8,542	50,000	149,875
Harriet Mouchly-Weiss	91,333	—	64,000	155,333
Peter Nessen	91,333	20,521	180,000	291,854
B. Boykin Rose	91,333	3,334	179,000	273,667
The following table set forth the break-down of the meeting fees by committee.

							Less
			Comp-		Nominating & Corp.	Special	Quarterly
Name	Board	Audit	ensation	Marketing	Governance	Committee	Allotment	Total

B.G. Beck	$44,000	$—	$—	$2,000	$—	$—	$(2,000)	$44,000
Milton E. Cooper	44,000	—	7,000	2,000	4,000	—	(8,000)	49,000
Robert S. Gelbard	46,000	—	8,000	2,000	5,000	—	(8,000)	53,000
Malcolm J. Gudis	46,000	9,000	4,000	—	25,000	108,000	(8,000)	184,000
John E. Lawler	46,000	9,000	—	—	25,000	106,000	(8,000)	178,000
James M. Loy	42,000	7,000	8,000	—	—	—	(7,000)	50,000
Harriet Mouchly-Weiss	42,000	—	4,000	2,000	24,000	—	(8,000)	64,000
Peter Nessen	46,000	9,000	—	—	25,000	108,000	(8,000)	180,000
B. Boykin Rose	46,000	—	8,000	—	25,000	108,000	(8,000)	179,000

(3)	Pursuant to the Company’s standard non-employee director compensation arrangements in effect for the period January 1, 2010 through February 2, 2010, each non-employee director received an annual stock award of 3,000 shares of the Company’s common stock that is payable annually on the first business day of each calendar year. Effective February 3, 2010, the annual base-level TDC for each non-employee member of the Board of Directors includes $100,000 in shares of Company common stock. The shares of stock included in the TDC is intended to be granted on the first business day of each calendar year and the per share value of each share of Company common stock will be based on the closing price per share of the Company common stock on the NYSE on the date of grant. In recognition that each non employee member of the Board of Directors received a grant of 3,000 fully vested shares of Company common stock on January 6, 2010, the dollar value of shares granted on January 6, 2010 was deducted from the $100,000 of shares of Company common stock granted each non-employee director on February 3, 2010, resulting in a grant of 10,417 restricted shares to each non-employee director. The 10,417 restricted shares granted to each non-employee member of the Board will vest over four years at the rate of 25% annually, so that in the ordinary course, such shares become fully vested after four years from the date of the grant. The vesting of all unvested shares of Company common stock granted under this annual compensation program, in the event of a “change of control” as defined in Mr. LaPenta’s employment agreement, as amended and in effect on the grant date, shall be accelerated to the date of the change of control; furthermore, the vesting of shares shall also accelerate on the date a director terminates service with the Company for any reason other than the director’s willful engagement in illegal conduct or gross misconduct which is materially injurious to the Company or the director’s willful engagement in a violation of any federal or state securities laws; additionally, on the date a director terminates service with the Company, all previously granted stock options shall continue to be exercisable until the earlier of (A) that date which is five years from the date of departure from the Board, or (B) for any particular stock option, the original expiration date of such stock option grant. The amounts reported in the Stock Awards column represent the aggregate grant date fair value of the fully-vested stock-based award made to the non-employee directors on January 6, 2010 and February 3, 2010 based on the closing sales price per share of the Company’s common stock on the NYSE on such date.

(4)	The Company did not grant any stock option awards to non-employee directors in 2010. For a description of our equity award grant practices for directors, see “Long-Term Incentive Awards” in the Compensation Discussion and Analysis on page 17 in Item 11.The aggregate number of shares underlying option awards outstanding as of December 31, 2010 for each of the non-employee directors was as follows:

	Number of Shares
	Underlying	Number of Shares
Name	Outstanding Options	Unvested

B.G. Beck	13,000	—
Milton E. Cooper	85,140	—
Robert S. Gelbard	15,000	—
Malcolm J. Gudis	56,760	—
John E. Lawler	49,665	—
James M. Loy	25,000	—
Harriet Mouchly-Weiss	32,667	—
Peter Nessen	38,500	—
B. Boykin Rose	25,000	—

(5)	Per diem compensation for attending, telephonically or in person, briefings or de-briefings by retained counsel pursuant to the Company’s director and officer litigation reimbursement policy adopted July 27, 2010 and related implementing instructions.

(6)	During the first quarter of 2011 Directors earned fees for participation in the following meetings: Board of Directors-4 meetings, Audit Committee -2 meetings, Compensation Committee-3 meetings, Nominating and Corporate Governance Committee-1 meeting and Special Committee-8 meetings. In addition, Mr. Nessen participated in two litigation related meetings to which he earned $5,000 in accordance with the litigation reimbursement policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF OUR COMMON STOCK
     Set forth below is certain information as of February 28, 2011, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of our common stock by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, (2) each director and nominee for director, (3) each of the named executive officers named in the Summary Compensation Table under “Executive Compensation,” and (4) all of our executive officers and directors as a group. Unless otherwise stated, the business address of each person listed is c/o L-1 Identity Solutions, Inc., 177 Broad Street, Stamford, CT 06901.

	Securities Beneficially Owned (1)
	Shares	Percentage
Name and Address of Beneficial Owner	Beneficially Owned	of Shares Outstanding (2)

Principal Securityholders:
Aston Capital Partners L.P. (3)	7,619,047	8.44%
L-1 Investment Partners, LLC (4)	7,619,047	8.44%
Dimensional Fund Advisors LP (5)	5,864,476	6.49%
MHR Institutional Partners III LP (6)	6,813,984	7.54%
Directors:
B.G. Beck (7)	1,128,420	1.25%
Milton E. Cooper (8)	132,287	*
Robert S. Gelbard (9)	54,932	*
Malcolm J. Gudis (10)	103,907	*
John E. Lawler (11)	108,082	*
James M. Loy (12)	48,417	*
Harriet Mouchly-Weiss (13)	76,925	*
Peter Nessen (14)	80,096	*
B. Boykin Rose (15)	48,417	*
Named Executive Officers:
Robert V. LaPenta (16)	13,738,985	15.11%
Chairman, President, and Chief Executive Officer
James DePalma (17)	8,161,495	9.00%
Executive Vice President, Chief Financial Officer and Treasurer
Joseph Atick (18)	1,447,869	1.59%
Executive Vice President, Chief Strategy Officer
Mark S. Molina (19)	552,223	*
Executive Vice President, Chief Legal Officer and Secretary
Vincent A. D’Angelo (20)	193,166	*
Senior Vice President of Finance, Chief Accounting Officer
Executive Officer:
Joseph Paresi (21)	7,963,815	8.80%
Executive Vice President, Chief Marketing Officer
All Directors and Executive Officers as a Group (22)	18,943,486	20.31%
16 persons

*	Less than 1%.

(1)	The holdings reported in this table for directors and executive officers are based upon information supplied by these individuals to the Company.

(2)	Applicable percentages are based on 90,322,355 shares outstanding as of February 28, 2011.

(3)	The ultimate controlling persons of Aston Capital Partners L.P. (“Aston”) are Robert V. LaPenta, James A. DePalma, Doni L. Fordyce and Joseph Paresi, each of whom is an executive officer of the Company, a managing member of L-1 Investment Partners LLC (“L-1 Partners”), the investment manager of Aston, and a managing member of Aston Capital Partners GP LLC, the general partner of Aston.

(4)	Includes 7,619,047 shares of common stock held by Aston, of which L-1 Partners is the investment manager.

(5)	Based solely on the Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) on February 11, 2011. In its role as investment advisor sub-advisor or investment manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over shares of common stock owned by Dimensional, its subsidiaries, trusts and accounts. Dimensional disclaims beneficial ownership of such shares.

(6)	Based solely on the Schedule 13G filed by MHR Institutional Partners III LP (“MHR”) on February 14, 2011. MHR Institutional Advisors III LLC (“MHR GP”) is a Delaware limited liability company that is the general partner of MHR and, in such capacity, may be deemed to beneficially own the shares of common stock held for the account of MHR. MHR Fund Management LLC (“MHR Fund”) is a Delaware limited liability company that is an affiliate of and has an investment management agreement with MHR, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock of held for the account of MHR and, accordingly, it may be deemed to beneficially own the shares of common stock held for the account of MHR. Dr. Mark H. Rachesky is the managing member of MHR GP and MHR Fund and, in such capacity, may be deemed to beneficially own the shares of common stock held for the account of MHR.

(7)	Includes 13,000 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(8)	Includes 85,140 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(9)	Includes 15,000 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(10)	Includes 56,760 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(11)	Includes 49,665 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(12)	Includes 25,000 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date

(13)	Includes 32,667 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011 or which become exercisable within 60 days of such date.

(14)	Includes 38,500 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(15)	Includes 25,000 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date.

(16)	Includes 580,132 shares of common stock issuable pursuant to stock options which were exercisable as of February28, 2011, or which become exercisable within 60 days of such date and units in the L-1 Identity Solutions, Inc. 401(k) Plan representing 3,063 shares of common stock. Also includes 7,619,047 shares of common stock held by Aston, as Mr. LaPenta is a managing member of L-1 Partners. Mr. LaPenta disclaims beneficial ownership of the shares held by Aston.

(17)	Includes 345,180 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date and units in the L-1 Identity Solutions, Inc. 401(k) Plan representing 3,284 shares of common stock. Also includes 7,619,047 shares of common stock held by Aston. Mr. DePalma is a managing member of L-1 Partners. Mr. DePalma disclaims beneficial ownership of the shares held by Aston.

(18)	Includes 684,829 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date and units in the L-1 Identity Solutions, Inc. 401(k) Plan representing 3,474 shares of common stock.

(19)	Includes 423,224 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date and units in the L-1 Identity Solutions, Inc. 401(k) Plan representing 5,572 shares of common stock.

(20)	Includes 131,426 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date and units in the L-1 Identity Solutions, Inc. 401(k) Plan representing 3,411 shares of common stock.

(21)	Includes 207,107 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011 or which become exercisable within 60 days of such date. Also includes 7,619,047 shares of common stock held by Aston. Mr. Paresi is a managing member of L-1 Partners. Mr. Paresi disclaims beneficial ownership of the shares held by Aston.

(22)	Consists of 2,934,711 shares of common stock issuable pursuant to stock options which were exercisable as of February 28, 2011, or which become exercisable within 60 days of such date, and 16,008,775 shares of common stock held by the executive officers and directors as a group and deemed to be beneficially held by the directors and executive officers as a group, including 7,619,047 shares of common stock held by Aston.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Relationship with L-1 Investment Partners, LLC and Aston Capital Partners, L.P.
     Investment in the Company. Aston Capital Partners LP (“Aston”) is a private investment fund organized as a limited partnership and managed by its general partner, Aston Capital Partners GP LLC and L-1 Investment Partners. On December 16, 2005, we issued and sold to Aston, 7,619,047 shares of our common stock at $13.125 per share as well as warrants to purchase shares of our common stock, all of which subsequently expired unexercised. Prior to its investment in the Company, the Company had no other relationships with L-1 Investment Partners and its affiliates, except that Messrs. LaPenta and DePalma were individual investors in the Company. Robert LaPenta, James DePalma, Joseph Paresi and Doni Fordyce directly and indirectly hold all the beneficial ownership in the general partner and L-1 Investment Partners. Aston has had the right on two occasions to demand that we file a registration statement covering the resale of the shares of our common stock held by Aston.
     Sublease. In connection with the relocation of the corporate headquarters of the Company to the offices of L-1 Investment Partners in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners, pursuant to which the Company will pay the rent and other costs payable by L-1 Investment Partners until the earlier of (i) the expiration or termination of the lease or (ii) unless otherwise agreed to by the Company and L-1 Investment Partners, as promptly as practicable but in no event later than 60 days following the date upon which Mr. LaPenta ceases to be Chief Executive Officer of the Company for any reason. The Company estimates the costs to be approximately $720,000 per year. The sublease contains standard representations and warranties by both parties. In addition, the Company covenants to maintain the premises in accordance with the lease; maintain the insurance required to be maintained by L-1 Investment Partners under the lease; use the premises only for the purposes expressly permitted under the lease; and be responsible for obtaining and paying the cost for any utilities the offices require, to the extent that such utilities are not provided by the landlord.
     Non-competition Agreement. The Company and L-1 Investment Partners are party to a non-compete agreement which among other things, prohibits L-1 Investment Partners and its affiliates from directly advising, performing services for, investing in or entering into any other agreement with any person that competes directly or indirectly with us, which includes without limitation in the world-wide biometric, credentialing and ID management business (other than with respect to investments of L-1 and its affiliates specifically identified in such agreement).
Retention of Stone Key Partners LLC
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
Interests of Certain Persons in the Merger with Safran
     Reference is made to definitive proxy statement filed with the Securities and Exchange Commission on January 3, 2011 relating to the merger with Safran for a description of interests of certain persons in the Merger.
Relationship with Robert LaPenta, Jr.
     On April 23, 2007, the Company entered into an employee arrangement with Mr. Robert LaPenta, Jr., the son of the Company’s Chief Executive Officer, to serve as Vice President, M&A/Corporate Development. In 2010, Mr. LaPenta, Jr. received total cash compensation of $182,500 in this capacity. On February 9, 2009, Mr. LaPenta, Jr. received a grant of 10,000 shares of restricted common stock and an option to purchase shares of common stock at $7.74 per share, which is the closing sales price per share on the NYSE on such date. On February 8, 2010, Mr. LaPenta, Jr. received a grant of 10,000 shares of restricted common stock. All such equity grants vest over four years in equal installments. Mr. LaPenta, Jr. will be entitled to a cash transaction bonus of $175,000 contingent on and payable upon consummation of the Safran Merger.
Procedures for Approval of Related Party Transactions
     Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee reviews and approves any material transaction between the Company and any director or executive officer of the Company (or any person or entity controlled by or controlling such director or officer, or in which such director or officer has a direct or indirect material financial interest). Prior to approving any such transaction, the Nominating and Corporate Governance Committee considers whether such transaction is in the best interests of the Company. If the Nominating and Corporate Governance Committee approves the transaction, the Nominating and Corporate Governance Committee reviews the public disclosure of such transaction prior to such disclosure.
Board Independence Standards for Directors
     Pursuant to our Corporate Governance Policy, the Board of Directors is required to affirmatively determine that a majority of our directors are independent under the listing standards of the New York Stock Exchange (“NYSE”), the principal exchange on which our common stock is traded.
     During its annual review of director independence, the Board of Directors considers all information it deems relevant, including without limitation, any transactions and relationships between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The Board of Directors also considers the recommendations of the Nominating and Corporate Governance Committee, which conducts a separate independence assessment of all directors as part of its nomination process for the Board of Directors and its respective committees. The purpose of this review is to determine whether any such relationship or transaction is considered a “material relationship” that would be inconsistent with a determination that a director is independent. The Board of Directors has not adopted any “categorical standards” for assessing independence, preferring instead to consider all relevant facts and circumstances in making an independence determination including, without limitation, applicable independence standards promulgated by the NYSE.
     As a result of this review, the Board of Directors affirmatively determined that, other than Robert V. LaPenta, all of our directors are independent under the listing standards of the NYSE.

Item 14.	Principal Accountant Fees and Services
PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees for services related to the years ended December 31, 2009 and 2010 provided by Deloitte & Touche LLP, our independent registered public accounting firm (amounts in thousands).

	2009	2010

Audit Fees (a)	$2,172	$2,121
Audit-Related Fees (b)	59	15
Tax Fees (c)	9	—

Total:	$2,240	$2,136

(a)	Audit Fees represent fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as services provided in connection with other SEC Filings. The amounts for 2010 include fees for professional services rendered for an audit of the Company’s Intelligence Businesses.

(b)	Represents assurance and other services not directly related to the audit of the consolidated financial statements

(c)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2011.

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