Form 10-Q
period 2011-03-31
L-1 IDENTITY SOLUTIONS, INC.
filed 2011-05-10
CIK 1018332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011.
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
     Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 5, 2011
Common stock, $.001 par value	90,431,643

L-1 IDENTITY SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 — FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,407	$3,085
Accounts receivable, net	102,737	103,091
Inventory, net	44,797	32,672
Deferred tax asset, net	1,369	40,881
Other current assets	7,465	6,536
Assets held for sale	—	271,290

Total current assets	160,775	457,555
Property and equipment, net	127,862	126,184
Goodwill	701,218	700,331
Intangible assets, net	60,479	61,266
Deferred tax assets, net	40,515	33,235
Other assets, net	7,205	14,285

Total assets	$1,098,054	$1,392,856

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$98,456	$90,567
Current portion of deferred revenue	16,622	18,559
Current maturities of long-term debt	3,040	271,401
Other current liabilities	7,967	7,503
Liabilities related to assets held for sale	—	42,124

Total current liabilities	126,085	430,154
Deferred revenue, net of current portion	6,263	5,472
Long-term debt, net of current maturities	225,734	212,062
Other long-term liabilities	4,612	4,837

Total liabilities	362,694	652,525

Equity:
Common stock, $0.001 par value; 125,000,000 shares authorized; 94,266,499 and 94,012,584 shares issued at March 31, 2011 and December 31, 2010, respectively	94	94
Additional paid-in capital	1,464,423	1,459,814
Accumulated deficit	(654,756)	(643,935)
Pre-paid forward contract	—	(69,808)
Treasury stock, 3,875,090 and 384,690 shares of common stock, at cost at March 31, 2011 and December 31, 2010, respectively	(76,124)	(6,316)
Accumulated other comprehensive income	1,723	482
Noncontrolling interest	—	—

Total equity	735,360	740,331

Total liabilities and equity	$1,098,054	$1,392,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended,
	March 31,	March 31,
	2011	2010
Revenues	$97,197	$94,627

Cost of revenues:
Cost of revenues	78,476	69,082
Amortization of acquired intangible assets	1,222	1,239

Total cost of revenues	79,698	70,321

Gross profit	17,499	24,306

Operating expenses:
Sales and marketing	9,021	9,570
Research and development	6,045	5,384
General and administrative	13,644	13,561
Strategic alternative transactions costs and other	1,091	170

Total operating expenses	29,801	28,685

Operating loss	(12,302)	(4,379)
Financing costs:
Contractual interest	(2,181)	(2,186)
Other financing costs	(2,117)	(1,811)
Loss on extinguishment of debt	(1,451)	—
Other expense, net	(92)	(197)

Loss before income taxes and discontinued operations	(18,143)	(8,573)
Benefit for income taxes	5,117	2,422

Net loss from continuing operations, net of income taxes	(13,026)	(6,151)

Net income (loss) from discontinued operations:
Loss from operations	(6,387)	(2,081)
Gain on sale of Intel Business	42,701	—

Net income (loss) from discontinued operations before income taxes	36,314	(2,081)
Benefit (provision) for income taxes (Including $21.7 million provision and $0.7 million benefit for deferred income taxes in 2011 and 2010, respectively.)	(34,109)	729

Net income (loss) from discontinued operations, net of income taxes	2,205	(1,352)

Net loss	(10,821)	(7,503)

Net loss attributable to noncontrolling interest	—	(20)

Net loss attributable to L-1’s shareholders	$(10,821)	$(7,523)

Basic net income (loss) per share:
Continued operations	$(0.15)	$(0.07)
Discontinued operations	$0.02	$(0.02)
Attributable to L-1’s shareholders	$(0.12)	$(0.09)

Diluted net income (loss) per share:
Continued operations	$(0.15)	$(0.07)
Discontinued operations	$0.02	$(0.02)
Attributable to L-1’s shareholders	$(0.12)	$(0.09)
Weighted average common shares outstanding:
Basic	88,906	86,851
Diluted	88,906	86,851

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Changes in Equity
(In thousands)
(Unaudited)

				Pre-paid
				Forward
				Contract To		Accumulated
		Additional		Purchase		Other	Non-
	Common	Paid-in	Accumulated	Common	Treasury	Comprehensive	Controlling
	Stock	Capital	Deficit	Stock	Stock	Income (Loss)	Interest	Total
Balance, January 1, 2010	$92	$1,432,898	$(627,449)	$(69,808)	$(6,173)	$622	$279	$730,461
Exercise of employee stock options	—	2,140	—	—	—	—	—	2,140
Common stock issued for directors’ fees	—	900	—	—	—	—	—	900
Common stock issued under employee stock purchase plan	—	2,542	—	—	—	—	—	2,542
Deferred tax charge of stock options exercised	—	(2,044)	—	—	—	—	—	(2,044)
Retirement plan contribution settled in common stock	2	10,034	—	—	—	—	—	10,036
Stock-based compensation expense	—	13,344	—	—	—	—	—	13,344
Foreign currency translation (loss)	—	—	—	—	—	(476)	—	(476)
Unrealized gain on financial instruments, net of tax	—	—	—	—	—	324	—	324
Net income (loss)	—	—	(16,486)	—	—	—	21	(16,465)
Other	—	—	—	—	(143)	12	(300)	(431)

Balance, December 31, 2010	$94	$1,459,814	$(643,935)	$(69,808)	$(6,316)	$482	$—	$740,331

Exercise of employee stock options	—	1,690	—	—	—	—	—	1,690
Settlement of pre-paid forward contract	—	—	—	69,808	(69,808)	—	—	—
Retirement plan contributions settled in common stock	—	127	—	—	—	—	—	127
Stock-based compensation expense	—	2,792	—	—	—	—	—	2,792

Foreign currency translation gain	—	—	—	—	—	983	—	983
Unrealized gain on financial instruments, net of tax	—	—	—	—	—	258	—	258
Net loss	—	—	(10,821)	—	—	—	—	(10,821)
Other	—	—	—	—	—	—	—	—

Balance, March 31, 2011	$94	$1,464,423	$(654,756)	$—	$(76,124)	$1,723	$—	$735,360

L-1 IDENTITY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash Flow from Operating Activities:
Net loss	$(10,821)	$(7,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,169	9,901
Stock-based compensation costs	1,832	7,049
Provision (benefit) for non-cash income taxes	28,764	(3,151)
Loss on extinguishment of debt	7,799	—
Amortization of deferred financing costs and debt discount	2,629	3,237
Gain on disposal of Intel Business	(42,701)	—
Other non-cash items	9	(18)
Change in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	3,986	(849)
Inventory	(12,173)	(2,073)
Other assets	(1,417)	8
Accounts payable, accrued expenses and other liabilities	(7,769)	(3,863)
Deferred revenue	(789)	(2,383)

Net cash provided by (used in) operating activities	(19,482)	355

Cash Flow from Investing Activities:
Acquisitions	(66)	(3,036)
Proceeds from disposal of Intel Business	289,528	—
Capital expenditures	(10,164)	(11,661)
Additions to intangible assets	(2,059)	(1,690)
(Increase)/decrease in restricted cash	100	(9)

Net cash provided by (used in) investing activities	277,339	(16,396)

Cash Flow from Financing Activities:
Borrowings under revolving credit agreement	30,000	23,000
Principal payments on term loan	(259,941)	(4,351)
Debt and equity issuance costs	—	(103)
Principal payments on borrowings under revolving credit agreement and other debt	(28,301)	(7,310)
Proceeds from issuance of common stock to employees	—	638
Proceeds from exercise of stock options by employees	1,690	142

Net cash provided by (used in) financing activities	(256,552)	12,016

Effect of exchange rate changes on cash and cash equivalents	17	50

Net increase (decrease) in cash and cash equivalents	1,322	(3,975)
Cash and cash equivalents, beginning of year	3,085	6,624

Cash and cash equivalents, end of period	$4,407	$2,649

Supplemental Cash Flow Information:
Cash paid for interest	$8,677	$5,996
Cash paid for income taxes	$680	$66
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
     As previously disclosed, CFIUS has been engaged in a review of the merger transaction with Safran and L-1 and Safran withdrew and re-filed a joint voluntary notice to CFIUS on February 11, 2011 in order to provide additional time to continue the negotiation of a mitigation agreement with the CFIUS agencies. The re-filing commenced a new 30-day review period that expired on March 15, 2011. CFIUS then determined to proceed with a 45-day investigation of the merger transaction, which was due to expire on April 29, 2011. Prior to expiration of the investigation period, L-1 and Safran voluntarily withdrew and re-filed the joint CFIUS notification in order to provide additional time for the efforts to negotiate a definitive mitigation agreement. On May 4, 2011, CFIUS informed L-1 that it had accepted the re-filed joint notification, which commenced a new 30-day review period scheduled to expire on June 2, 2011. There can be no assurance that a definitive mitigation agreement will be executed; however, L-1 expects the parties to work diligently in an effort to finalize the agreement as quickly as possible. The condensed consolidated financial statements do not reflect any adjustments to the reported assets and liabilities which may be required as a result of the consummation of the Safran merger.
     In February 2011, the Company completed its previously announced sale of the Intel Business to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc). Pursuant to the terms of the Purchase Agreement, dated as of September 19, 2010 (the “BAE Purchase Agreement”), by and between the Company and BAE, the Company sold the Intel Business to BAE for a purchase price of $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations, the net proceeds of which were used to repay $289.3 million of outstanding debt under the Company’s credit agreement. The accompanying condensed consolidated financial statements reflect the impact of the sale of the Intel Business the operating results of which have been reflected as discontinued operations for all periods presented. Unless otherwise noted, revenues and expenses in these notes to consolidated financial statements exclude amounts attributable to discontinued operations. The assets and liabilities of the discontinued operations were included in assets held for sale and liabilities related to assets held for sale at December 31, 2010.
  Overview
     L-1 Identity Solutions, Inc. and its subsidiaries (“L-1” or the “Company”) provide solutions and services that protect and secure personal identities and assets and allow international governments, federal and state agencies, law enforcement and commercial businesses to guard the public against terrorism, crime and identity theft.

     The Company operates in two reportable segments: Solutions and Services. The Solutions segment includes Secure Credentialing and Biometrics/Enterprise Access. Secure Credentialing solutions span the entire secure credentialing lifecycle, from testing through issuance and inspection. This includes driver’s licenses, national IDs, ePassports and other forms of government-issued proof of identity credentials. Biometric solutions capture, manage and move biometric data for positive, rapid ID and tracking of persons of interest. Biometrics solutions also encompass access control readers that enable businesses and governments to secure facilities and restricted areas by preventing unauthorized entry. The Services segment includes Enrollment Services which performs fingerprint-based background checks necessary for federal and state licensed employment in the banking, finance, insurance, healthcare, legal, real estate, education and other industries. Customers, depending on their needs, may order solutions that include hardware, equipment, consumables, software products or services or combine hardware products, consumables, equipment, software products and services to create multiple element arrangements.
  Parent Company Summary Financial Data
     The Company has no operations other than those carried through its investment in L-1 Operating and the financing operations related to the issuance of the Convertible Notes. A summary balance sheet of the Company (Parent Company only) is set forth below (in thousands):

	March 31,	December 31,
	2011	2010
Assets:
Deferred financing costs	$1,182	$1,439
Investment in L-1 Operating	907,861	909,465

	$909,043	$910,904

Liabilities and equity:
Accrued interest	$2,466	$825
Deferred tax liability	3,107	3,107
Convertible debt	168,110	166,641

	173,683	170,573
Equity	735,360	740,331

	$909,043	$910,904

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Basis of Presentation and Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 1, 2011. The condensed consolidated financial statements include the accounts of L-1 and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.
  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the allocation of the purchase price of the acquired businesses, assessing the impairment of goodwill, other intangible assets and property and equipment, revenue recognition, estimating the useful life of long-lived assets, inventory valuation, provision for bad debts, income taxes, litigation and valuation of and accounting for financial instruments, including convertible notes, foreign currency contracts, warrants and stock options. Actual results could differ materially from those estimates.
  Revenue Recognition
     The Company derives its revenue from sales of solutions that include hardware, components, consumables and software components and related maintenance, technical support, training and installation services integral to sales of hardware and software. The Company also derives revenues from sales of fingerprinting enrollment services. A customer, depending on its needs, may order solutions that include hardware, equipment, consumables, software products or services or combine these products and services to create a multiple element arrangement. The Company’s revenue recognition policies are described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 1, 2011. There have been no material changes to such policies, except as described below.
   Effective January 1, 2011, the Company adopted the following accounting standards:
     “Multiple Element Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard was effective prospectively for arrangements entered into or materially modified on or after January 1, 2011.
     “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables arrangements that contain both tangible products and software. The standard was effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.
     “Revenue Recognition — Milestone Method”, which amends the milestone method of revenue recognition for research and development transactions. The standard is effective prospectively for milestones achieved beginning on or after January 1, 2011.
     During the three months ended March 31, 2011, the Company did not enter into or materially modify arrangements that are within the scope of these standards. Substantially all the revenues recognized for the three months ended March 31, 2011 were accounted in accordance with the revenue recognition policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.
     It is likely that in the future we will enter into arrangements or modifications of pre 2011 arrangements which will require the application of the revised standards. These arrangements include sales of tangible products with software elements if the software is incidental to the tangible products or the software components function together to deliver the essential functionality of the tangible product. Under these arrangements hardware and software that would be accounted as a single unit of accounting, and installation, training and maintenance that would require the allocation of the arrangements revenues based on estimated selling price. Other multiple element arrangements subject to the revised guidance is described below.
     The following is a summary of the more significant multiple element arrangements to which the Company enters into in the ordinary course:
•	Solutions that include tangible products, software, services and maintenance. These are generally fixed price arrangements that require delivery of the tangible products and software followed by services and maintenance. The estimate arrangement consideration is generally allocated based on VSOE or estimated selling prices. Revenue is recognized as the specified elements are delivered or performed.

•	Sales of software products, including capacity licenses, and related services and maintenance, generally under fixed price arrangements that require the delivery of the software followed by the performance of the services and maintenance. Revenues are allocated among the elements based on VSOE and are recognized as products are delivered and services are performed.
•	Solutions that include tangible products and software which is either incidental to the functionality of the tangible products or functions together with the tangible product to deliver the essential functionality of the tangible products. These arrangements are fixed price and include installation, maintenance and services, which are delivered following the delivery of the tangible product. Revenue for the tangible product is recognized upon transfer of title (or installation, if applicable) and the services and maintenance as the services are performed.
     In addition, the Company earns revenues from secure credentialing solutions that include system assets developed specifically for the use by a customer, consumables and maintenance of the system under a long term contract. The Company retains title of the developed system and is compensated for the use of the system and related maintenance as the credentials are produced by the customer on a price per credential. Revenues under these arrangements are recognized as the credentials are produced over the term of the contracts. Revenues on consumables are recognized upon delivery to the customer. Some credentialing solutions may require the transfer of title of customized software and tangible products for the payment of a fixed price. These arrangements are generally subject to contract accounting as described below.
     The Company also earns revenues under arrangements that are within the scope of contract accounting standards. These arrangements may require the development, delivery and installation of customized software, as well as the development, customization and installation of solutions that include tangible products. These arrangements are generally fixed price but may include fixed payment schedules or milestone payments. The Company recognizes revenues on these arrangements using the percentage of completion method using input measures (such as costs incurred) or output measures (such as milestones), whichever provide the most reliable and meaningful method of measuring progress towards completion.
     See our Annual Report on Form 10-K for additional information describing the Company’s revenue arrangements.
  Stock-Based Compensation
     L-1 uses the Black-Scholes valuation model to estimate the fair value of option awards. There were no stock options issued during the three months ended March 31, 2011. The following weighted average assumptions were utilized in the valuation of stock options in 2010:

Three Months Ended
March 31, 2010
Expected common stock price volatility	57.0%
Risk free interest rate	3.9%
Expected life of options	6.3 Years
Expected annual dividends	—
     The expected volatility rate is based on the historical volatility of the Company’s common stock. The expected life of options is estimated pursuant to the relevant guidance. The Company estimates forfeitures based on historical rates. The risk free interest rate is based on the applicable treasury security whose term approximates the expected life of the options. The Company updates these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are determined to be necessary.
  Computation of Net Income (Loss) per Share
     Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of dilutive common and common equivalent shares outstanding during the year.

     The per share amounts do not reflect the impact of outstanding in the money stock options, warrants and restricted share awards of 1.0 million and 0.2 million shares for the three months ended March 31, 2011 and March 31, 2010, respectively, as their effect would have been anti-dilutive.
     The Company calculates the effect of the Convertible Notes on diluted net income per share utilizing the “if converted” method since the Company has the right to issue shares of common stock to settle the entire obligation upon conversion. For the three months ended March 31, 2011 and 2010, the effect was anti-dilutive. Accordingly, approximately 5.5 million shares of common stock issuable at conversion have been excluded from the determination of weighted average diluted shares outstanding.
     In connection with the issuance of the Convertible Notes, the Company entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) for a payment of $69.8 million to purchase 3.5 million shares of the Company’s common stock at a price of $20.00 per share for delivery in 2012. The number of shares underlying the contract was used to reduce weighted average basic and diluted shares outstanding for income (loss) per share purposes for all periods presented. In January 2011, the Company entered into a termination agreement and received the shares, which are included in treasury stock as of March 31, 2011.
  Recently Issued Accounting Standards
     There are no new accounting standards issued in 2011 that are applicable to the Company.
3. DISCONTINUED OPERATIONS
In February 2011, the Company consummated the sale of the stock and membership interests of the entities comprising the L-1 Intel Business to BAE for a purchase price of approximately $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations. These businesses include SpecTal, LLC, Advanced Concepts, Inc., and McClendon, LLC. Pursuant to the Credit Agreement, the net cash proceeds from the closing of the BAE transaction were used to make mandatory and voluntary prepayments of the Company’s indebtedness outstanding under its credit facility.
The major classes of assets and liabilities that are included as part of the Intel Business (and presented as held for sale at December 31, 2010) are as follows (in thousands):

December 31,
2010
Assets
Cash	$—
Accounts receivable, net	42,008
Other current assets	2,404
Property and equipment, net	404
Goodwill and intangible assets, net	226,353
Other assets	121

Total assets	$271,290

Liabilities
Accounts payable and accrued expenses	$24,322
Other current liabilities	459
Deferred tax liability	17,337
Other liabilities	6

Total liabilities	$42,124

Assets held for sale at December 31, 2010 are carried at the lower of their carrying amounts or sales price less costs to sell.
A summary of the results of operations of the discontinued operations comprise the following (in thousands):

	Three Months Ended
	March 31, 2011*	March 31, 2010
Revenues	$27,840	$53,523
Cost of sales	(19,874)	(38,265)
Operating expenses	(5,187)	(11,239)

Operating income	2,779	4,019
Loss on extinguishment of debt	(6,220)	—
Interest expense	(2,946)	(6,125)
Other income	—	25

Loss from discontinued operations	(6,387)	(2,081)
Gain on sale of Intel Business	42,701	—

Income (loss) before income taxes	36,314	(2,081)
Benefit (provision) for income taxes:
Currently payable	(12,452)	—
Deferred	(21,657)	729

Benefit (provision) for income taxes	(34,109)	729

Net income (loss) from discontinued operations	$2,205	$(1,352)

*	Reflects results of operations of the Intel Business for the period January 1 through February 15, 2011.
Effective September 19, 2010, the Company ceased recording depreciation and amortization of long-lived assets related to discontinued operations. Included in discontinued operations is interest expense related to the estimated debt that is required to be repaid from the net cash proceeds from the sale of the business in accordance with the terms of the Credit Agreement. Interest has been allocated to discontinued operations based on the ratio that the mandatory debt repayment bears to the total average debt outstanding during the period.
The provision for income taxes reflects a benefit of $2.2 million from ordinary operations that was determined by first calculating the provision on a consolidated basis including continuing operations (excluding the gain on sale of the Intel Business) and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.
The tax effect of the gain on the sale of the Intel Business was reflected as a discrete item for the three months ended March 31, 2011. The income tax provision related to the gain approximated $36.3 million, of which $23.9 million represents a non-cash provision for deferred income taxes and $12.4 million represents a provision for income taxes payable. The provision on the gain on sale of the Intel business reflects the utilization of net operating loss carryforwards of $104.3 million of the net operating losses available at December 31, 2010, of which $372.9 million continues to be available to reduce future taxable income. The effective tax rate of 85% on the gain on sale is higher than the statutory rate reflecting the impact of goodwill that is not deductible for income tax purposes.
4. ADDITIONAL FINANCIAL INFORMATION
Inventory, net
     Inventory comprised the following as of March 31, 2011 and December 31, 2010, net of write downs of $3.3 million and $2.3 million, respectively (in thousands):

	March 31,	December 31,
	2011	2010
Purchased parts and materials	$38,171	$25,443
Work in progress	594	1,512
Inventoried contract costs	3,421	3,585
Finished goods	2,611	2,132

Total Inventory	$44,797	$32,672

Approximately $1.9 million of inventory at March 31, 2011 and December 31, 2010, for each period, were held at customer sites.
Property and Equipment, net (in thousands):

	March 31,	December 31,
	2011	2010
System assets	$159,743	$140,947
Computer and office equipment	14,833	12,974
Machinery and equipment	23,820	23,246
Construction in progress	21,412	32,868
Leasehold improvements	8,433	8,302
Other — including tooling and demo equipment	5,738	5,438

	233,979	223,775
Less, accumulated depreciation	106,117	97,591

Property and equipment, net	$127,862	$126,184

At December 31, 2010, property and equipment of $0.4 million, net of accumulated depreciation of $0.9 million, was included in assets held for sale in the accompanying condensed consolidated balance sheet.
Capital expenditures for the three months ended March 31, 2011 and 2010 aggregated $10.2 million and $11.7 million, respectively, which is principally related to the Solutions segment.
Depreciation expense on property and equipment for the three months ended March 31, 2011 and 2010 was $8.5 million and $6.3 million, respectively, substantially all of which is included in continuing operations. For the three months ended March 31, 2011 and 2010, the Company capitalized interest of $0.5 million for both periods.
The following table presents depreciation and amortization expense excluding amortization of acquisition related intangible assets, but including amortization of other intangible assets, as reflected in continuing operations (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of revenues	$8,852	$6,316
Sales and marketing	98	78
Research and development	109	123
General and administrative	881	992

	$9,940	$7,509

Goodwill (in thousands):
The following summarizes the activity in goodwill for the three months ended March 31, 2011:

	Solutions	Services	Total
Balance, January 1, 2011	$625,279	$75,052	$700,331
Currency translation adjustments	689	198	887

Balance, March 31, 2011	$625,968	$75,250	$701,218

As of March 31, 2011, approximately $45.1 million of goodwill was deductible for income tax purposes. Goodwill reflects accumulated impairment charges of approximately $430.0 million as a result of the charge recorded in 2008, principally related to the Solutions segment.

Intangible Assets, net (in thousands):
Intangible assets, net comprise the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquisition related intangibles assets:
Completed technology	$16,282	$(8,387)	$16,282	$(7,643)
Core technology	340	(164)	340	(147)
Trade names, trademarks and other	1,235	(741)	1,215	(712)
Customer contracts and relationships	55,902	(22,255)	56,163	(21,947)

	73,759	(31,547)	74,000	(30,449)
Other intangible assets	31,132	(12,865)	29,168	(11,453)

	$104,891	$(44,412)	$103,168	$(41,902)

At December 31, 2010, intangible assets of $37.8 million, net of accumulated amortization of $16.4 million, were included in assets held for sale in the accompanying balance sheet. As of March 31, 2011, approximately $36.2 million of acquisition related intangible assets, net were deductible for income tax purposes.
Amortization of acquisition-related intangible assets for the three months ended March 31, 2011 and 2010, was $1.2 million and $2.3 million, respectively, of which $1.1 million is included in discontinued operations in the prior year. Other intangible asset amortization excluding acquisition related amortization was $1.4 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, substantially all of which is included in continuing operations. The following summarizes amortization of acquisition related intangible assets included in the continuing operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cost of revenues	$1,222	$1,239

Amortization of acquisition related intangible assets used in continuing operations for the current and subsequent four years and thereafter is as follows: $3.6 million, $4.2 million, $3.8 million, $2.0 million, $1.7 million and $26.9 million, respectively.
Financial Instruments
The carrying amounts of accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short term maturities. The carrying amount of borrowings under the revolving credit agreement approximates fair value since the long-term debt bears interest at variable rates. The fair value of the Convertible Notes is based on market transaction prices. The fair value of foreign currency forward contracts are determined based on the estimated amounts that such contracts could be settled with the counterparty at the balance sheet date. The recorded and estimated fair values are as follows for March 31, 2011 (in thousands):

	Assets (Liabilities)
	Recorded	At
	amount at	FairValue
	March 31,	March 31,
	2011	2011
Accounts Receivable	$102,737	$102,737
Accounts Payable and Accrued Expenses, Excluding Foreign Currency Forward Contracts	(98,429)	(98,429)
Other Current Liabilities	(7,967)	(7,967)
Revolving Credit Facility	(59,800)	(59,800)
Convertible Notes	(168,110)	(174,965)
Other Debt	(864)	(864)
Derivatives:
Foreign Currency Forward Contracts (included in accounts payable and accrued expenses)	(27)	(27)
Derivatives
The Company is exposed to interest rate risk and foreign exchange risks that in part are managed by using derivative financial instruments. These derivatives include foreign currency forward contracts related to risks associated with foreign operations and interest protection agreements related to risks associated to variable rate borrowings. The Company does not use derivatives for trading purposes and at March 31, 2011, has no derivatives that are designated as fair value hedges.
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
During the three months ended March 31, 2011, the Company settled its interest rate protection agreements for cash. At March 31, 2011, the Company had outstanding foreign currency forward contracts denominated in Japanese Yen aggregating $2.0 million. At December 31, 2010, the Company had outstanding foreign currency contracts denominated in Japanese Yen aggregating $2.9 million.
The following summarizes certain information regarding the Company’s derivatives financial instruments which have been designated and effective as hedges (in thousands):

		Fair Value at	December 31,
	Balance Sheet Caption	March 31, 2011	2010
Interest rate protection agreements	Accounts Payable/Accrued Expenses	$—	$(1,238)

The following summarizes certain information regarding the Company’s derivatives which have been designated and are effective as cash flow hedges (in thousands):

Loss reclassified from
OCI to Income Statement
	Recognized	Three Months	Three Months
	In OCI at	Ended	Ended
	March 31, 2011	March 31, 2011	March 31, 2010
Interest rate protection agreements	$—	$(445)	$(133)
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

		Amounts of Gain (Loss) Recognized in
		Income Statement
		Three Months	Three Months
	Income Statement	Ended	Ended
	Caption	March 31, 2011	March 31, 2010
Interest rate protection agreements	Interest Expense	$(96)	$(280)
Foreign currency forward contracts	Other Expense, net	$38	$(10)

Products and Services Revenues:
The following provides details of the products and services revenues included in continuing operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Services:
U.S. Federal government services	$7,020	$6,949
State and local government services	22,425	21,851

Total Services	29,445	28,800

Solutions:
State and local government solutions	33,055	28,291
Hardware and consumables	13,804	19,976
Software, licensing fees and other	12,387	9,575
Maintenance	8,506	7,985

Total Solutions	67,752	65,827

Total Revenues	$97,197	$94,627

     Services revenues included in continuing operations represent revenues from enrollment services contracts for which the Company is compensated based on volume of enrollments performed. Solutions revenues comprise revenues from the delivery of consumables and equipment, as well as hardware, software and systems that include related services, primarily maintenance, bundled with the related product deliverables. Because the product functionality is the primary deliverable for the customer, the total revenues from these arrangements have been included in solutions revenues. Solutions revenues also include revenues related to driver’s license production contracts for which we provide systems and maintenance, produce the licenses and are compensated in one all inclusive price per license as the licenses are produced.
Comprehensive Loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net loss	(10,821)	$(7,503)
Changes in accumulated comprehensive income (loss)	1,241	(373)

Comprehensive loss	$(9,580)	$(7,876)

The accumulated other comprehensive income as of March 31, 2011 relates to net foreign currency translation gains.
5. RELATED PARTY TRANSACTIONS
     Aston Capital Partners, L.P. (“Aston”), an affiliate of L-1 Investment Partners LLC, owns approximately 8.4 percent of L-1’s outstanding common stock. Mr. Robert LaPenta, Mr. James DePalma, Mr. Joseph Paresi and Ms. Doni Fordyce, each executive officers of the Company, directly and indirectly hold all the beneficial ownership in L-1 Investment Partners LLC and Aston Capital Partners GP LLC, the investment manager and general partner of Aston. Mr. LaPenta is also the Chairman of the Board of Directors and Chief Executive Officer and President of the Company. Mr. DePalma is also the Chief Financial Officer and Treasurer of the Company.
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
     In connection with the merger with Identix, Aston and L-1 agreed in principle that the Company may, subject to approval of the Company’s Board of Directors, purchase AFIX Technologies, Inc. (“AFIX”) a portfolio company of Aston, which provides fingerprint and palmprint identification software to local law enforcement agencies, at fair market value to be determined by an independent appraiser retained by the Company’s Board of Directors. A committee of the Board of Directors was appointed to evaluate a potential transaction. In March 2009, L-1 concluded that due to a variety of factors, it was not advisable to pursue the transaction with AFIX. Receivables from and sales to AFIX at March 31, 2011 were less than $0.1 million and less than $0.1 million, respectively. Receivables from and sales to AFIX at March 31, 2010 were $0.1 million and $0.1 million, respectively.
     In connection with the relocation of the corporate headquarters of the Company in the third quarter of 2006 to the offices of L-1 Investment Partners LLC in Stamford, Connecticut, the Company entered into a sublease with L-1 Investment Partners LLC under which the Company reimburses L-1 Investment Partners LLC for the rent and other costs payable by the Company. On June 29, 2009, the sublease was extended until March 2015. For the three months ended March 31, 2011 and 2010, the Company incurred costs of $0.2 million in each period, related to the sublease agreement.
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
     The Company has consulting agreements with Mr. Denis K. Berube, a former member of the Company’s Board of Directors, and his spouse, Ms. Joanna Lau, under which each receives annual compensation of $0.1 million. Each agreement terminates on the earlier of January 10, 2012, or commencement of full time employment elsewhere. Under the terms of a 2002 acquisition agreement with Lau Security Systems, an affiliate of Mr. Berube and Ms. Lau, the Company is obligated to pay Lau a royalty on certain of its face recognition revenues through June 30, 2014, up to a maximum of $27.5 million. The estimated royalty earned for the three months ended March 31, 2011 and 2010 amounted to $0.2 million and $0.1 million, respectively.
     On February 26 and February 28, 2010, the Company entered into an engagement letter with each of Goldman Sachs & Co. (“Goldman”) and Stone Key Partners LLC and Hudson Partners Securities LLC (“Stone Key”), pursuant to which they acted as financial advisors to the Company in connection with the Company’s exploration of strategic alternatives to enhance shareholder value. Both Goldman and Stone Key were selected after a competitive evaluation process involving multiple prospective advisors. In connection with their respective engagements, Goldman and Stone Key are entitled to receive customary fees from the Company. These fees, a substantial portion of which are payable only in the event a transaction or transactions are consummated, will be allocated approximately 58 percent to Goldman and 42 percent to Stone Key. The aggregate transaction fee payable to the advisors is 1.2 percent of the transaction value of which 15 percent was earned upon the delivery of the fairness opinions and the signing of a definitive transaction agreements, which occurred on September 19, 2010. Accordingly, the Company paid aggregate transaction fees and expenses of $3.1 million of which $1.3 million was paid to Stone Key. The remainder is earned upon closing of the Safran transaction. In addition, Stone Key would be entitled to a reduced fee if the Company receives a “break up” fee or similar payment in connection with the termination of a signed transaction agreement. Similar features apply to the Goldman engagement fee structure and the Company believes such arrangements are customary. Upon successful completion of the merger transaction with Safran described above, the Company would pay Stone Key and Goldman estimated aggregate transaction fees of $18.9 million of which $7.9 million will be paid to Stone Key.
     Michael J. Urfirer is a co-owner and co-founder of Stone Key’s parent company, is Co-Chairman and Co-CEO of Stone Key, and is also the husband of Doni L. Fordyce, our Executive Vice President of Corporate Communications. Mr. Urfirer has confirmed to the Company that he has no specific interest in any fees paid to Stone Key attributable to his status as co-owner of Stone Key and its affiliates or otherwise. He will not receive any commission, direct participation or similar payment in connection with Stone Key’s receipt of any fees. In his capacity as an employee of Stone Key’s parent company, Stone Key Group LLC (SKG), Mr. Urfirer receives a salary from SKG which is not based on fees. In addition, in his capacity as the holder of an interest in SKG, Mr. Urfirer is entitled to a percentage of SKG’s profits. The profits interest in SKG held by Mr. Urfirer is not a fixed percentage and will vary based on the revenues and expenses of SKG, the operation of payment priorities in SKG’s LLC Agreement and potential future dilution. Under certain scenarios, Mr. Urfirer’s interest in SKG’s 2010 profits could be equal to but will in no event exceed 50% and therefore, Mr. Urfirer’s share of the fee could approximate $4.0 million, before considering related operating costs and expenses.
     Mr. Urfirer and Stone Key’s other Co-Chairman and Co-CEO hold personal investments in Aston Capital Partners, L.P. as minority limited partners. Certain of our executive officers, including Mr. LaPenta, Mr. DePalma, Mr. Paresi and Ms. Fordyce, control Aston Capital Partners, L.P. through their ownership interest in the general partner.
6. LONG-TERM DEBT AND FINANCING ARRANGEMENTS
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
$175.0 million aggregate principal amount 3.75 percent Convertible Senior Notes due May 15, 2027	$175,000	$175,000
Borrowings under revolving credit agreement	59,800	57,943
Borrowings under term loan	—	259,941
Capital leases and other	864	1,022

	235,664	493,906

Less: Unamortized discount on convertible notes	6,890	8,359
Less: Unamortized original issue discount on term loan	—	2,084
Less: Current portion of long-term debt	3,040	271,401

	$225,734	$212,062

     Pursuant to the terms of the Credit Agreement, as amended, as described below, the Company was required to use the Net Cash Proceeds (as defined) from the sale the Intel Business to BAE to make mandatory prepayments of amounts borrowed under the Credit Agreement, first in reduction to the Term Loans and next in reduction of revolving loans. On February 15, 2011, the Company made mandatory and voluntary payments of $289.3 million of which $29.4 million was used to repay the borrowings under the revolving credit facility. As a result of the prepayment of debt, the Company recognized a loss on extinguishment of debt of $7.7 million of which $6.2 million is included in discontinued operations.
     Principal payments on long-term debt and financing arrangements for the subsequent four years are as follows: $2.9 million in 2011, $232.6 million in 2012, $0.1 million each in 2013 and 2014. The Convertible Notes’ final maturity date is 2027, but the holders have the right to require the Company to repurchase the Notes at par on May 15, 2012. Also, pursuant to the terms of the Credit Agreement all outstanding borrowings are due prior to the repayment of the Convertible Notes. Accordingly the repayment schedule for all such debt reflects a maturity date of 2012.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, Royal Bank of Canada, Societe Generale and TD Bank, N.A. to

amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provided for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. The term loans were repaid in full in February 2011. As of March 31, 2011, borrowings under the revolving credit agreement were $59.8 million and outstanding letters of credit were $8.9 million. Approximately $66.3 million was available under its revolving credit facility, subject to continuing compliance with the covenants contained in the agreement.
     The Company has the option to borrow under the revolving credit facility at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 3.75 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 2.75 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2011, the interest rate on the borrowings under the revolving credit facility was 6.0 percent.
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
     On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment provided that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 would remain in effect through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio returned to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remained in effect through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio returned to 2.75 to 1.00 for each fiscal quarter thereafter. At March 31, 2011, the Company’s Consolidated Debt Service Coverage Ratio was 4.76:1.00 and the Consolidated Leverage Ratio was 1.18:1.00; accordingly the Company was in compliance with the financial covenants.
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
     In October 2008, the Company entered into an interest rate protection agreement to reduce its exposure to the variable interest rate payments on its term loan. The interest rate protection agreement had a notional amount of $62.5 million, and expires in November, 2011. Under the term of the agreement, the Company paid the counterparty a fixed rate of 4.1 percent and received variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each pursuant to which the Company paid a fixed rate of 1.4 percent and received three month LIBOR. The Company settled these agreements for cash in February 2011 and recorded an immaterial gain related thereto.
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
     In connection with the merger with Identix, the Company assumed Identix’ obligation under a warrant which was issued in exchange for the technology and intellectual property rights acquired by Identix. The warrant was issued with contingent future vesting rights to purchase up to 378,400 shares of common stock at $9.94 per share. The fair value of the warrant at the time of vesting will be recorded as additional cost of the acquisition of Identix. The warrant which expires in 2014, vests upon successful issuance of certain patents with the U.S. government related to the technology acquired. As of March 31, 2011, 141,900 warrants were vested and all have been exercised, and 236,500 remain unvested.
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
Prepaid Forward Contract
     In connection with the issuance of the Convertible Notes on May 17, 2007, the Company entered into a contract with Bear Stearns (subsequently acquired by JP Morgan Chase & Co.) to purchase 3,490,400 shares of the Company’s common stock at a purchase price of $20.00 per share. Under the agreement, Bear Stearns was required to deliver the shares to the Company in April-May 2012. At closing of the Convertible Notes issuance, the Company settled its cash obligation under the pre-paid forward contract to Bear Stearns for $69.8 million. The fair value of the obligation (which was equal to the cash paid) has been accounted for as a repurchase of common stock and as a reduction of equity. Under terms of the contract, any dividend payment that Bear Stearns would otherwise be entitled to on the common stock during the term of the contract would be paid to the Company. Effective January 26, 2011, JP Morgan and the Company entered into a termination agreement and JP Morgan delivered the 3,490,400 shares to the Company, with no additional consideration payable by either party.
8. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
The following table summarizes the stock option activity from January 1, 2011 through March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at January 1, 2011	7,129,138	$13.28
Granted	—	—
Exercised	(249,165)	6.78
Canceled/expired/forfeited	(48,338)	16.27

Outstanding at March 31, 2011	6,831,635	$13.50	5.53	$8,520,491

Vested or expected to vest at March 31, 2011	5,144,221	$13.50	5.53	$6,415,930

Exercisable at March 31, 2011	5,283,363	$14.28	4.90	$4,000,702

Under the terms of the merger agreement with Safran SA, all options and restricted stock will vest at closing of the sale. The aggregate unearned compensation cost of unvested options outstanding as of March 31, 2011, was $5.8 million and is amortized over a weighted average period of 1.7 years. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $1.3 million. The intrinsic value is calculated as the difference between the market value of the Company’s common stock and the exercise price of options.
The Company had total outstanding restricted stock awards of 1,263,055 as of March 31, 2011. The restricted stock vests over four years and the weighted average grant date fair value was $7.38 at March 31, 2011. Approximately 951,000 restricted shares are expected to vest. Unearned compensation related to restricted stock that is expected to vest approximated $4.2 million at March 31, 2011. Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding options and restricted stock.
Stock-based compensation expense was $2.8 million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively, and includes compensation expense related to restricted stock, stock options, and in 2010, employee purchases under the stock purchase plan and Company retirement plan contributions settled or to be settled in common stock. The Company did not capitalize any stock compensation costs during any of the periods presented. Approximately $0.9 million and $2.5 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, are included in discontinued operations. The 2011 charges included in discontinued operations are reflected in the calculation of the gain on the sale of the Intel Business. The following table presents stock-based compensation expense included in continuing operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cost of Revenues	$50	$320
Research and Development	133	471
Sales and Marketing	286	626
General and Administrative	1,381	3,181

	$1,850	$4,598

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
     On December 15, 2010, after arm’s length negotiations, the parties entered into a memorandum of understanding (“MOU”) to settle the litigation, which will be memorialized in a final settlement agreement to be submitted to the Court for approval. Pursuant to the MOU, the Company agreed to make certain additional disclosures in the Final Proxy. Additionally, pursuant to the MOU, the plaintiffs conducted confirmatory discovery to confirm the fairness and reasonableness of the terms of the settlement. The parties are in the process of negotiating the terms of a definitive settlement agreement that, upon finalization, would be expected to be submitted to the Court for approval.
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
     On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Plaintiff also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.
     On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, plaintiff moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. Plaintiff’s Petition was docketed by the Supreme Court on April 7, 2011 and accordingly, the Company’s brief in opposition is currently due on May 27, 2011. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.
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
10. INCOME TAXES
For the three months ended March 31, 2011 and 2010, the income tax benefit from ordinary operations allocated to continuing operations was $5.1 million and $2.4 million, respectively and the pre-tax loss was $18.1 million and $8.6 million, respectively and the tax benefit from ordinary operations allocated to discontinued operations was $2.2 million and $0.7 million, respectively. The income tax benefit related to ordinary operations was allocated between continued and discontinued operations by first calculating the provision on a consolidated basis including discontinued operations (but excluding the gain on the sale of the Intel Business) and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.
The tax effect of the gain on the sale of the Intel Business was reflected as a discrete item for the three months ended March 31, 2011. The income tax provision related to the gain approximated $36.3 million, of which $23.9 million represents a non-cash provision for deferred income taxes and $12.4 million represents a provision for income taxes payable. The provision on the gain on sale of the Intel Business reflects the utilization of net operating loss carryforwards of $104.3 million of the net operating losses available at December 31, 2010, of which $372.9 million continues to be available to reduce future taxable income. The effective tax rate of 85% on the gain on sale is higher than the statutory rate reflecting the impact of goodwill that is not deductible for income tax purposes.

The tax benefit for ordinary operations is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements, which expect to report pretax income, have estimated annual effective tax rates of 35% for the three months ended March 31, 2011 and 2010. The provision for the three months ended March 31, 2011 also reflects the impact of the discrete items, (including certain transactions costs associated with the sale of the Company), which are not deductible for federal income tax purposes.
11. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND CONCENTRATIONS OF RISK
The Company’s operating segments have been aggregated in two reportable segments: Solutions and Services. The Solutions reportable segment provides solutions that enable governments, law enforcement agencies, and businesses to enhance security, reduce identity theft, and protect personal privacy utilizing secure credential provisioning and authentication systems, biometric technology and the creation, enhancement and/or utilization of identity databases. Prior to September 19, 2010, the Services reportable segment provided fingerprinting services to government, civil, and commercial customers, as well as information technology and security consulting services to U.S. Government agencies. As a result of presenting the information technology and security consulting services as discontinued operations, the Services segment now solely consists of fingerprinting services. Accordingly, all prior segment data have been retroactively revised to conform the data to the current presentation.
The Company measures segment performance primarily based on revenues and operating income (loss), Adjusted EBITDA and unlevered free cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Solutions:
Revenues	$67,725	$65,737
Operating Loss	(11,296)	(3,876)
Depreciation and Amortization Expense	10,001	7,859
Services:
Revenues	29,472	28,890
Operating Loss	(1,006)	(503)
Depreciation and Amortization Expense	1,161	889
Consolidated:
Revenues	$97,197	$94,627
Operating Loss	(12,302)	(4,379)
Depreciation and Amortization Expense	11,162	8,748
Total assets and goodwill by segment (in thousands):

	As of March 31, 2011
	Total
	Assets	Goodwill
Solutions	$949,430	$625,968
Services	100,211	75,250
Corporate	48,413	—

	$1,098,054	$701,218

Corporate assets at March 31, 2011 consist primarily of cash and cash equivalents, deferred financing costs and net deferred tax assets.
Continuing operations revenues by market are as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Federal	$29,620	$30,355
State and Local	62,024	59,725
Commercial/Emerging Markets	5,553	4,547

	$97,197	$94,627

The Company’s operations outside the United States include wholly-owned subsidiaries in Bochum, Germany, Oakville, Canada, Mexico City, Mexico, Markham, Canada and Bangalore, India. Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues from continuing operations by geographic areas (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
United States	$79,964	$78,957
Rest of the World	17,233	15,670

	$97,197	$94,627

For the three months ended March 31, 2011 and 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 30 percent and 32 percent of consolidated revenues, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes contained in L-1’s 2010 Annual Report on Form 10-K and the condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q.
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
     As previously disclosed, CFIUS has been engaged in a review of the merger transaction with Safran and L-1 and Safran withdrew and re-filed a joint voluntary notice to CFIUS on February 11, 2011 in order to provide additional time to continue the negotiation of a mitigation agreement with the CFIUS agencies. The re-filing commenced a new 30-day review period that expired on March 15, 2011. CFIUS then determined to proceed with a 45-day investigation of the merger transaction, which was due to expire on April 29, 2011. Prior to expiration of the investigation period, L-1 and Safran voluntarily withdrew and re-filed the joint CFIUS notification in order to provide additional time for the efforts to negotiate a definitive mitigation agreement. On May 4, 2011, CFIUS informed L-1 that it had accepted the re-filed joint notification, which commenced a new 30-day review period scheduled to expire on June 2, 2011. There can be no assurance that a definitive mitigation agreement will be executed; however, L-1 expects the parties to work diligently in an effort to finalize the agreement as quickly as possible. The condensed consolidated financial statements do not reflect any adjustments to the reported assets and liabilities which may be required as a result of the consummation of the Safran merger.
     In February 2011, the Company completed its previously announced sale of the Intel Business to BAE Systems Information Solutions, Inc. (“BAE”) (a subsidiary of BAE Systems, Inc., the U.S. affiliate of BAE Systems plc). Pursuant to the terms of the Purchase Agreement, dated as of September 19, 2010 (the “BAE Purchase Agreement”), by and between the Company and BAE, the Company sold the Intel Business to BAE for a purchase price of $295.8 million in cash (inclusive of acquired cash) and approximately $7.2 million in assumed obligations, the net proceeds of which were used to repay $289.3 million of outstanding debt under the Company’s credit agreement. The accompanying financial data reflect the impact of the sale of the Intel Business, whose operating results have been reflected as discontinued operations for all periods presented, and whose assets and liabilities were presented as assets held for sale and liabilities related to assets held for sale as of December 31, 2010.
Business Trends
     In the last two years management considered the following factors, among others in evaluating its financial condition and operating results:
•	Our Biometrics operating segment, while having growth opportunities, may be subject to the lengthy sales cycles involved in large government procurements domestically and internationally. For example, during 2009 and 2010 the Company experienced a delay regarding the sale of an increased capacity license relating to a sole source program. In recent months, the division has expanded its marketing and proposal efforts outside the United States. In this regard, the Company has made investments in India in support of the UID program and other opportunities, which include establishing facilities and acquiring personnel resources.

•	Our Secure Credentialing operating segment has been successful in winning large competitive credentialing contracts and continues to have opportunities in assisting US DMVs with cost effective and efficient programs. International new awards can be subject to lengthy sales cycles and delays, as recently has been the case in connection with certain programs in Africa and South America.

•	We have been awarded 21 out of 26 competitive driver license contracts and contract extensions since the 2008 acquisition of Old Digimarc which will result in revenue increases over the term of the contracts once the systems are implemented. These secure solutions require up front capital expenditures before such revenue increases are realized. Capital expenditures, which are primarily related to the secure credentialing business, aggregated approximately $45.0 million in 2010 and are expected to approximate $40.0 million in 2011. We expect that there will be a decline in capital expenditures in 2012 as the majority of our recently awarded driver’s license contracts will be implemented.

•	While we have grown significantly though acquisitions, we have not consummated any material acquisitions since the August 2008 acquisition of the secure ID systems business of Digimarc, as we have focused on growing the existing business to improve our liquidity and completing our strategic alternative process.
     The results of operations of the Company have been impacted by the considerations described above. Additional specific events that directly impacted the financial condition, results of operations and cash flows are discussed in the Consolidated Results of Operations and Liquidity and Capital Resources sections, which follows.
     Revenues from continuing operations, increased to $97.2 million for the three months ended March 31, 2011, from $94.6 million for the three months ended March 31, 2010. L-1’s net loss from continuing operations for the three months ended March 31, 2011 was $13.0 million (net of a tax benefit of $5.1 million), compared to a net loss of $6.2 million (net of a tax benefit of $2.4 million) for the three months ended March 31, 2010. The net loss from continuing operations for 2011 includes a pretax loss on extinguishment of debt of $1.5 million, and strategic alternative costs of $1.1 million, as well as the impact of investments in expanding our operations internationally.
     The net income from discontinued operations for the three months ended March 31, 2011 was $2.2 million, compared to a net loss of $1.4 million (net of tax benefit of $0.7 million) for the three months ended March 31, 2010. The results of operations for the three months ended March 31, 2011 include a pretax gain of $42.7 million related to the sale of the Intel Business, a related income tax provision of $36.3 million and a pretax loss on extinguishment of debt of $6.2 million.
REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
L-1 operates in two reportable segments, the Solutions segment and the Services segment. Prior to September 19, 2010 the Services reportable segment consisted of the SpecTal/McClendon, Advanced Concepts and the Enrollment Services operating segments. As a result of presenting the SpecTal/McClendon and Advanced Concepts operating segments as discontinued operations, the Services reportable segment now consists of the Enrollment Services operating segment; accordingly, the segment data has been retroactively revised. L-1 measures segment performance primarily based on revenues, operating income (loss) and Adjusted EBITDA and unlevered free cash flow. Operating results by segment, including allocation of corporate expenses, for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Solutions:
Revenues	$67,725	$65,737
Operating Loss	(11,296)	(3,876)
Depreciation and Amortization Expense	10,001	7,859
Services:
Revenues	29,472	28,890
Operating Loss	(1,006)	(503)
Depreciation and Amortization Expense	1,161	889
Consolidated:
Revenues	$97,197	$94,627
Operating Loss	(12,302)	(4,379)
Depreciation and Amortization Expense	11,162	8,748
Revenues from continuing operations by market for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Federal	$29,620	$30,355
State and Local	62,024	59,725
Commercial/Emerging Markets	5,553	4,547

	$97,197	$94,627

Revenues are attributed to each region based on the location of the customer. The following is a summary of revenues by geographic region from continuing operations (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
United States	$79,964	$78,957
Rest of the World	17,233	15,670

	$97,197	$94,627

For the three months ended March 31, 2011 and 2010, U.S. Federal Government agencies, directly or indirectly, accounted for 30 percent and 32 percent of consolidated revenues from continuing operations, respectively. Accounts receivable from U.S. government agencies amounted to $8.6 million and $6.6 million at March 31, 2011 and 2010, respectively.
DISCONTINUED OPERATIONS
Effective September 19, 2010, the Intel Business has been presented as discontinued operations. All prior period data have been revised accordingly. The following table summarizes operating data related to discontinued operations (in thousands):

	Three Months Ended
	March 31, 2011*	March 31, 2010
Revenues	$27,840	$53,523
Cost of sales	(19,874)	(38,265)
Operating expenses	(5,187)	(11,239)

Operating income (loss)	2,779	4,019
Loss on extinguishment of debt	(6,220)	—
Interest expense	(2,946)	(6,125)
Other income	—	25

Loss from discontinued operations	(6,387)	(2,081)
Gain on sale of Intel Business	42,701	—

Income (loss) before income taxes	36,314	(2,081)
Benefit (provision) for income taxes
Currently payable	(12,452)	—
Deferred	(21,657)	729

Benefit (provision) for income taxes	(34,109)	729

Net income (loss) from discontinued operations	$2,205	$(1,352)

*	Reflects results of operations of the Intel Business for the period January 1 through February 15, 2011.
Effective September 19, 2010, the Company ceased recording depreciation and amortization of long-lived assets related to discontinued operations. Included in discontinued operations is interest expense related to the estimated debt that is required to be repaid from the net cash proceeds from the sale of the business in accordance with the terms of the Credit Agreement. Interest has been allocated to discontinued operations based on the ratio that the mandatory debt repayment bears to the total average debt outstanding during the period.
The provision for income taxes reflects a benefit of $2.2 million from ordinary operations that was determined by first calculating the provision on a consolidated basis including continuing operations (but excluding the gain on sale of the Intel Business) and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.
The tax effect of the gain on the sale of the Intel Business was reflected as a discrete item for the three months ended March 31, 2011. The income tax provision related to the gain approximated $36.3 million, of which $23.9 million represents a non-cash provision for deferred income taxes and $12.4 million represents a provision for income taxes payable. The provision on the gain on sale of the Intel business reflects the utilization of net operating loss carryforwards of $104.3 million of the net operating losses available at December 31, 2010, of which $372.9 million continues to be available to reduce future taxable income. The effective tax rate of 85% on the gain on sale is higher than the statutory rate reflecting the impact of goodwill that is not deductible for income tax purposes.
CONTINUING OPERATIONS
Revenues (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$97,197	$94,627

Products and Services Revenues:
The following represents details the revenues attributable to products and services for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Services:
U.S. Federal government services	$7,020	$6,949
State and local government services	22,425	21,851

Total Services	29,445	28,800

Solutions:
State and local government solutions	33,055	28,291
Hardware and consumables	13,804	19,976
Software, licensing fees and other	12,387	9,575
Maintenance	8,506	7,985

Total Solutions	67,752	65,827

Total Revenues	$97,197	$94,627

     Services revenues included in continuing operations represent revenues from enrollment services contracts for which the Company is compensated based on volume of enrollments performed. Solutions revenues comprise revenues from the delivery of consumables and equipment, as well as hardware, software and systems that include related services, primarily maintenance bundled with the related product deliverables. Because the product functionality is the primary deliverable for the customer, the total revenues from these arrangements have been included in solutions revenues. Solutions revenues also include revenues related to driver’s license production contracts for which we provide systems and maintenance, produce the licenses and are compensated in one all inclusive price per license as the licenses are produced.
     Revenues increased to approximately $97.2 million for the three months ended March 31, 2011 compared to approximately $94.6 million for the three months ended March 31, 2010, representing an increase of $2.6 million. First quarter revenues increased due to higher volume in our state driver licenses contracts for the three months ended March 31, 2011, as well as increased revenues in our enrollment services businesses. These increases were offset by lower hardware and software shipments in our Biometrics business for the three month period ended March 31, 2011, compared to the corresponding period in the prior year.
Cost of Revenues and Gross Margin (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cost of revenues, excluding items noted below	$69,574	$62,446
Depreciation and amortization expense	8,852	6,316
Amortization of acquired intangible assets	1,222	1,239
Stock-based compensation	50	320

Total cost of revenues	$79,698	$70,321

Gross profit	$17,499	$24,306

Gross margin	18%	26%

Cost of revenues increased by $9.4 million for the three months ended March 31, 2011, respectively, compared to the prior year. The increase in the three month periods reflects the impact of increased volumes in our secure credentialing business, including higher related depreciation expense, offset by lower cost of revenues in our biometrics business as a result of lower product deliveries. Gross margins were 18 percent for the three month period ended March 31, 2011 compared to 26 percent in the corresponding period in the prior year. The decrease is primarily related to the impact of lower revenues and margins at our biometrics business as a result of investments in international markets and start up costs relating to certain new products developed for such markets. Included in the cost of revenues for the three months ended March 31, 2011 and 2010 were non cash charges of $10.1 million and $7.9 million, respectively, which increased by $2.2 million, reflecting higher depreciation in our secure credentialing business. These non-cash charges reduced gross margins by 10 percent and 8 percent for the three months ended March 31, 2011 and 2010, respectively.
Sales and Marketing Expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Sales and marketing expenses	$9,021	$9,570

As a percentage of revenues	9%	10%

Sales and marketing expenses decreased by approximately $0.5 million for the three months ended March 31, 2011, compared to the prior year period. The decrease for the three month period is primarily attributable to lower consulting expenses and stock-based compensation. Sales and marketing expenses consists primarily of salaries and costs including stock-based compensation, commissions, travel and entertainment expenses, promotions and other marketing and sales support expenses.
Research and Development Expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Research and development expenses	$6,045	$5,384

As a percentage of revenues	6%	6%

Research and development expenses increased by approximately $0.7 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. L-1 continues to focus on enhancing our credentialing and biometric solutions offerings while at the same time maximizing our research costs to focus on those activities with the greatest technological and revenue potential. Gross research and development expenses were offset by utilization of research and development resources in the performance of contracts, the cost of which is included in cost of revenues, and in other projects. Gross research and development expenditures aggregated $13.6 million for the three months ended March 31, 2011 compared to $12.6 million for the comparable period in the prior year. Virtually all of our research and development costs are attributable to our Solutions segment. As a percentage of Solutions revenues, gross research and development costs were 20 percent and 19 percent for the three months ended March 31, 2011 and 2010, respectively. Research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation and other costs related to the design, development, testing and enhancement of our products.
General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
General and administrative expenses	$13,644	$13,561

As percentage of revenues	14%	14%

General and administrative expenses remained unchanged for the three months ended March 31, 2011 from the comparable period in the prior year. This was due to lower stock-based compensation offset by increases related to other payroll related expenses. As a percentage of revenues, general and administrative expenses were 14 percent for the three month period ended March 31, 2011 and 2010. General and administrative expenses consist primarily of salaries and related personnel costs, including stock-based compensation for our executive and administrative personnel, professional and board of directors’ fees, public and investor relations and insurance.

Strategic Alternative Transactions Costs and Other (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Strategic alternative transactions costs and other expenses	$1,091	$170

Strategic alternative costs were $1.1 million for the three months ended March 31, 2011 and represent legal, advisory and other costs incurred in connection with the Safran and BAE transactions, and excludes $6.5 million of costs attributable to discontinued operations. These amounts exclude $1.8 million representing cash settlement of obligations to directors and our 401(k) plan that previously were settled by issuance of common stock. Under the terms of our agreement with Safran we were unable to settle these obligations in common stock.
Financing Costs and Loss on Extinguishment of Debt (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Financing costs:
Contractual interest	$(2,181)	$(2,186)
Other financing costs	(2,117)	(1,811)
Loss on extinguishment of debt	(1,451)	—

	$(5,749)	$(3,997)

For the three months ended March 31, 2011, financing costs increased by approximately $0.3 million from the comparable period in the prior year. Financing costs are net of amounts attributed to discontinued operations of $2.9 million and $6.1 million in 2011 and 2010, respectively. The loss on extinguishment of debt, which primarily represents unamortized deferred financing costs and original issue discount related to the term loans, results from the repayment of debt of $289.3 million on February 15, 2011 and is net of $6.2 million included in discontinued operations.
Other Expense, Net (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Other expense, net	$(92)	$(197)

Other expense, net, includes realized and unrealized gains and losses on foreign currency transactions. The change in other expense, net, is related primarily to changes in the value of the U.S. dollar relative to the Canadian Dollar and the Japanese Yen during the periods.
Income Taxes (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Income tax benefit	$5,117	$2,422

For the three months ended March 31, 2011 and 2010, the income tax benefit from ordinary operations allocated to continuing operations was $5.1 million and $2.4 million, respectively and the pre-tax loss was $18.1 million and $8.6 million, respectively and the tax benefit from ordinary operations allocated to discontinued operations was $2.2 million and

$0.7 million, respectively. The income tax benefit related to ordinary operations was allocated between continued and discontinued operations by first calculating the provision on a consolidated basis including discontinued operations (but excluding the gain on sale of the Intel Business) and then calculating the provision excluding the discontinued operations. The difference between the two calculations was then allocated to discontinued operations.
The tax effect of the gain on the sale of the Intel Business was reflected as a discrete item for the three months ended March 31, 2011. The income tax provision related to the gain approximated $36.3 million ,of which $23.9 million represents a non-cash provision for deferred income taxes and $12.4 million represents a provision for income taxes payable. The provision on the gain on sale of the Intel business reflects the utilization of net operating loss carryforwards of $104.3 million of the net operating losses available at December 31, 2010, of which $372.9 million continues to be available to reduce future taxable income. The effective tax rate of 85% on the gain on sale is higher than the statutory rate reflecting the impact of goodwill that is not deductible for income tax purposes.
The tax benefit of ordinary operations is based on an estimated annual effective tax rate applied to the cumulative year to date results for both periods. Separate annual effective tax rates were used for entities that file returns on a separate company basis and expect to report losses for the full year, which have an estimated annual effective tax rate of 0%. The remaining entities included in the condensed consolidated financial statements, which are expected to report pretax income, have estimated annual effective tax rates of 35% for the three months ended March 31, 2011 and 2010. The provision for the three months ended March 31, 2011 also reflects the impact of the discrete items, (including certain transactions costs associated with the sale of the Company), which are not deductible for federal income tax purposes.
Comprehensive Loss (in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net loss	(10,821)	$(7,503)
Changes in accumulated comprehensive income (loss)	1,241	(373)

Comprehensive loss	$(9,580)	$(7,876)

The change in comprehensive loss results from the net loss for the three months ended March 31, 2011 of $10.8 million, compared to $7.5 million in the prior year period, changes in the fair value and amortization of derivatives accounted for as hedges which resulted in year to date gains of $0.3 million and $0.1 million in 2011 and 2010, respectively, and a year to date translation gain of $1.0 million in 2011 and a loss of $0.5 million in 2010, resulting from the changes in the value of the U.S. dollar relative to foreign currencies, primarily the Euro and the Canadian Dollar.
LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements
     The Company’s most significant capital requirements are capital expenditures for new secure credentialing contracts, research and development and working capital needs. The most significant capital expenditures are related to L-1’s Solutions segment. Generally, new State driver’s license contracts provide for up front capital expenditures necessary to perform under the contract. As expected, with the acquisition of Old Digimarc, L-1’s capital requirements have increased as L-1 has bid on and was awarded new contracts or as contracts have been renewed. During the three months ended March 31, 2011, L-1’s capital expenditures decreased to $10.2 million compared to $11.7 million in the prior year. L-1 expects capital expenditures to approximate $40.0 million in 2011 as we complete the build out of systems from recently awarded contracts. L-1 expects to fund L-1’s capital requirements primarily with operating cash flows.
     Liquidity

     As of March 31, 2011, L-1 had $34.7 million of working capital including current maturities of long term debt of $3.0 million, deferred income tax assets of $1.4 million and cash and cash equivalents of $4.4 million. In addition, L-1 has financing arrangements, as further described below, available to support L-1’s ongoing liquidity needs, pursuant to which L-1 has available $66.3 million at March 31, 2011 under L-1’s revolving credit facility, subject to continuing compliance with debt covenants. As a result of the consummation of the sale of the Intel Business to BAE, the Company repaid approximately $289.3 million of its debt. L-1 believes that its existing cash and cash equivalent balances, existing financing arrangements and cash flows from operations will be sufficient to meet L-1’s operating and debt service requirements for the next 12 months. L-1 expects that the sale the Company to Safran will result in the repayment of substantially all existing debt of the Company including the Convertible Notes. However, if these transactions were not consummated, it is likely that we will require additional financing to improve our liquidity and in that connection, we evaluate financing needs and the terms and conditions and availability under our credit facility on a regular basis and consider other financing options. L-1 may also pursue reduction of our current indebtedness if equity financing can be obtained on advantageous terms and may take other actions to improve liquidity. There can be no assurance that additional debt or equity financing will be available or that other actions can be taken on commercially reasonable terms, or at all. L-1’s ability to meet our business plan is dependent on a number of factors, including those described in the section of this report entitled “Risk Factors” and those described in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Credit Agreement
     On August 5, 2008, L-1 entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), among L-1’s wholly owned subsidiary L-1 Identity Operating, L-1, Bank of America, N.A., Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC, to amend and restate the Amended and Restated Credit Agreement, by and among L-1, Bank of America, N.A. (“Administrative Agent”), Bear Stearns Corporate Lending, Inc., Bear Stearns & Co., Inc., Banc of America Securities LLC, Wachovia Bank, N.A. and Credit Suisse, Cayman Islands Branch. The Credit Agreement provided for a senior secured term loan facility in an aggregate principal amount of up to $300.0 million, with a term of five years, and a senior secured revolving credit facility in an aggregate principal amount of up to $135.0 million. The proceeds of the senior secured facilities were used to (i) fund, in part, the purchase price paid, and fees and expenses incurred, in connection with L-1’s acquisition of Digimarc Corporation after giving effect to the spin-off of its digital watermarking business (“Old Digimarc”), (ii) repay borrowings under L-1’s then existing revolving credit facility and (iii) provide ongoing working capital and fund other general corporate purposes of L-1. The term loans were repaid in full in February 2011. At March 31, 2011, there were $59.8 million of borrowings that were outstanding under the revolving credit facility, and the Company has approximately $66.3 million available under its revolving credit facility, subject to continuing compliance with covenants under the credit agreement.
     The Company has the option to borrow under its revolving credit facility at LIBOR (subject to a floor of 3 percent) plus 2.75 percent to 3.75 percent per annum or at prime (subject to a floor of 2 percent) plus 1.75 percent to 2.75 percent per annum. L-1 is required to pay a fee of 0.5 percent on the unused portion of the revolving credit facility. All obligations of L-1 Operating under the Credit Agreement are guaranteed on a senior secured basis by L-1 and by each of L-1’s existing and subsequently acquired or organized direct or indirect wholly-owned subsidiaries (subject to certain exceptions). At March 31, 2011, the interest rate on borrowings under the revolving credit facility was 6 percent.
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
     On August 30, 2010, L-1 entered into an amendment and consent (the “Third Amendment”) to the Second Amended and Restated Credit Agreement dated as of August 5, 2008, among L-1 Identity Solutions Operating Company, the Company, Bank of America, N.A., the Lenders party thereto, Wachovia Bank, National Association, Banc of America Securities LLC and Wachovia Capital Markets LLC (as amended, the “Credit Agreement”). The Third Amendment provided that the minimum Consolidated Debt Service Coverage Ratio of 1.65 to 1.00 would remain in effect through and including March 30, 2011, after which the minimum Consolidated Debt Service Coverage Ratio returned to 2.25 to 1.00 for each fiscal quarter thereafter, and the maximum Consolidated Leverage Ratio of 3.85 to 1.00 remained in effect through and including March 30, 2011, after which the maximum Consolidated Leverage Ratio returned to 2.75 to 1.00 for each fiscal quarter thereafter. At March 31, 2011, the Company’s Consolidated Debt Service Coverage Ratio was 4.76:1.00 and the Consolidated Leverage Ratio was 1.18:1.00; accordingly the Company was in compliance with the modified financial covenants.
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
     In October 2008, the Company entered into an interest rate protection agreement with a notional amount of $62.5 million. Under the terms of the agreement, the Company paid the counter party a fixed rate of 4.1 percent and received variable interest based on three-month LIBOR (subject to a floor of 3.0 percent). In May 2009, the Company entered into two additional interest rate protection agreements with notional amounts of $50.0 million each, pursuant to which the Company paid a fixed rate of 1.4 percent and received three month LIBOR. The Company settled the agreements for cash in February 2011, and recorded an immaterial gain related thereto.
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

	Three Months Ended
	March 31,	March 31,
	2011	2010
Consolidated Cash Flows (in thousands)
Net cash provided by (used in):
Operating activities	$(19,482)	$355
Investing activities	277,339	(16,396)
Financing activities	(256,552)	12,016
Effect of exchange rates on cash and cash equivalents	17	50

Net increase (decrease) in cash and cash equivalents	$1,322	$(3,975)

Cash flows used in operating activities, including discontinued operations, increased by approximately $19.8 million for the three months ended March 31, 2011 as compared to the corresponding period of the prior year. Net loss for the three months ended March 31, 2011 was $10.8 million and includes non-cash charges of $11.2 million for depreciation and amortization, $1.8 million for stock-based compensation, $7.8 million for loss on extinguishment of debt, $2.6 million for amortization of deferred financing costs, debt discount and other, $28.8 million for non-cash income tax charge and a $42.7 million gain from the sale of the Intel Business. Operating cash flows reflect the impact in accruals and deferrals related to operating assets and liabilities which had an adverse impact on cash flows of $18.2 million and $9.2 million for the three months ended March 31, 2011 and 2010, respectively.
Cash provided by investing activities in 2011 reflects net proceeds from the sale of the Intel Business of $289.5 million and payments for capital expenditures of $10.2 million for the three months ended March 31, 2011, which decreased from $11.7 million in the prior year and are primarily related to L-1’s driver’s license business.
Net cash used in financing activities in 2011 was $256.6 million compared to $12.0 million provided by financing activities in 2010. L-1 had borrowings of $30.0 million related to the revolving credit facility and repaid $28.3 million and $260.0 million related to the revolving credit facility and the term loans, respectively, in 2011. During 2010, L-1 borrowed $23.0 million under the revolving credit facility and repaid $11.7 million of debt.
Working Capital
     Assets held for sale and related liabilities decreased as a result of the sale of the Intel Business.
     Accounts receivable decreased by approximately $0.4 million as of March 31, 2011, from December 31, 2010. Days’ sales outstanding were 95 days at March 31, 2011 and 75 days at December 31, 2010. The change is primarily attributed to accounts receivable with longer payment terms recorded in the fourth quarter of 2010 which remain outstanding at March 31, 2011. Accounts receivable are presented net of an allowance for doubtful accounts of $4.1 million and $4.8 million at March 31, 2011 and December 31, 2010, respectively.
Inventory increased by $12.1 million as of March 31, 2011, compared to December 31, 2010, and is primarily related to increased production in our Biometrics business to meet current and expected international customer demand.
Accounts payable, accrued expenses and other current liabilities increased by $8.4 million as of March 31, 2011, compared to December 31, 2010, reflecting current tax accruals of $12.2 million and increased liabilities and accruals of approximately $3.0 million related to strategic alternative transaction costs, offset by lower interest accruals resulting from the repayment of long-term debt, and payment of incentive compensation accrued at December 31, 2010.
Total deferred revenue decreased by $1.1 million as of March 31, 2011, compared to December 31, 2010, reflecting the cumulative impact of timing of revenue recognition and renewals.
CONTRACTUAL OBLIGATIONS
The following table sets forth L-1’s contractual obligations as of March 31, 2011 (in thousands):

		Less
		than 1	2-3	3-5	More than
	Total	Year	Years	Years	5 Years
Continuing Operations:
Operating lease obligations	$27,464	$5,091	$11,391	$8,176	$2,806
Debt and capital lease obligations	$247,838	$10,755	$237,042	$41	$—
Included in debt are $175.0 million outstanding under L-1’s Convertible Notes which bears interest at 3.75 percent and revolving credit borrowings of $59.8 which at March 31, 2011 bear interest at 6 percent. The amount shown includes interest assuming the Convertible Notes are redeemed in May 2012 and that repayment of our borrowings under the revolving credit facility occur immediately prior to such redemption, in accordance with the provisions of the Credit Agreement.
The Company has consulting agreements with two formerly related parties under which each receives annual compensation of $0.1 million through the earlier of January 2012 or commencement of full time employment elsewhere. In addition, the Company is subject to a royalty arrangement with a related party whereby the Company is subject to royalty payments on certain of its face recognition software revenue through June 30, 2014, up to a maximum royalty of $27.5 million.
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
CONTINGENT OBLIGATIONS
L-1 has no material contingent obligations at March 31, 2011.
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
Reference is made to L-1’s Annual Report on Form 10-K for a discussion of critical accounting policies. There have been no material changes to such policies, except for the adoption of recently adopted accounting standards described below.
  Adoption of New Accounting Standards
     Effective January 1, 2011, the Company adopted the following accounting standards:
     “Multiple Element Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard was effective prospectively for arrangements entered into or materially modified on or after January 1, 2011.
     “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables arrangements that contain both tangible products and software. The standard was effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.

     “Revenue Recognition — Milestone Method”, which amends the milestone method of revenue recognition for research and development transactions. The standard is effective prospectively for milestones achieved beginning on or after January 1, 2011.
     During the three months ended March 31, 2011, the Company did not enter into or materially modify arrangements that are within the scope of these standards. Substantially all the revenues recognized for the three months ended March 31, 2011 were accounted in accordance with the revenue recognition policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.
     It is likely that in the future we will enter into arrangements or modifications of pre 2011 arrangements which will require the application of the revised standards. These arrangements include sales of tangible products with software elements if the software is incidental to the tangible products or the software components function together to deliver the essential functionality of the tangible product. Under these arrangements hardware and software that would be accounted as a single unit of accounting, and installation, training and maintenance that would require the allocation of the arrangements revenues based on estimated selling price. Other multiple element arrangements subject to the revised guidance is described below.
     The following is a summary of the more significant multiple element arrangements to which the Company enters into in the ordinary course:
•	Solutions that include tangible products, software, services and maintenance. These are generally fixed price arrangements that require delivery of the tangible products and software followed by services and maintenance. The estimate arrangement consideration is generally allocated based on VSOE or estimated selling prices. Revenue is recognized as the specified elements are delivered or performed.

•	Sales of software products, including capacity licenses, and related services and maintenance, generally under fixed price arrangements that require the delivery of the software followed by the performance of the services and maintenance. Revenues are allocated among the elements based on VSOE and are recognized as products are delivered and services are performed.

•	Solutions that include tangible products and software which is either incidental to the functionality of the tangible products or functions together with the tangible product to deliver the essential functionality of the tangible products. These arrangements are fixed price and include installation, maintenance and services, which are delivered following the delivery of the tangible product. Revenue for the tangible product is recognized upon transfer of title (or installation, if applicable) and the services and maintenance as the services are performed.
     In addition, the Company earns revenues from secure credentialing solutions that include system assets developed specifically for arrangements, consumables and maintenance of the system under a long term contract. The Company retains title of the developed system and is compensated for the use of the system and related maintenance as the credentials are produced by the customer on a price per credential. Revenues under these arrangements are recognized as the credentials are produced over the term of the contracts. Revenues on consumables are recognized upon delivery to the customer. Some credentialing solutions may require the transfer of title of customized software and tangible products for the payment of a fixed price. These arrangements are generally subject to contract accounting as described below.
     The Company also earns revenues under arrangements that are within the scope of contract accounting standards. These arrangements may require the development, delivery and installation of customized software, as well as the development, customization and installation of solutions that include tangible products. These arrangements are generally fixed price but may include fixed payment schedules or milestone payments. The Company recognizes revenues on these arrangements using the percentage of completion method using input measures (such as costs incurred) or output measures(such as milestones), whichever provide the most reliable and meaningful method of measuring progress towards completion.
     See our Annual Report on Form 10-K for additional information describing the Company’s revenue arrangements.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
INTEREST RATE RISK

L-1 is exposed to interest rate risk related to borrowings under L-1’s Credit Agreement. At March 31, 2011, borrowings outstanding under the Credit Agreement aggregated $59.8 million, bearing interest at 6.0 percent. The Company is exposed to risks resulting from increases in interest rates and benefits from decreasing interest rates subject to floors as described in the Credit Agreement. Based on outstanding balances at March 31, 2011, a change in the interest rate of 1 percent would increase or decrease interest expense by $0.6 million.
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
The market value of the Convertible Notes is impacted by changes in interest rates and changes in the market value of L-1 common stock. At March 31, 2011, the estimated market value of the Convertible Notes was approximately $175.0 million and the carrying amount was $168.1 million.
For additional information regarding debt and financial instruments see Notes 4 and 6 to the condensed consolidated financial statements.
FOREIGN CURRENCY EXPOSURES
The transactions of L-1 international operations, primarily L-1 German, Canadian, Mexican and Indian subsidiaries, are denominated in Euros, Canadian Dollars, Mexican Pesos and Indian Rupees, respectively. Financial assets and liabilities denominated in foreign currencies consist primarily of accounts receivable and accounts payable and accrued expenses. At March 31, 2011, financial assets and liabilities denominated in Euros aggregate $0.5 million and $0.6 million, respectively, and at March 30, 2010 aggregated $1.2 million and $0.2 million, respectively. At March 31, 2011, financial assets and liabilities denominated in Canadian Dollars aggregated $3.7 million and $2.2 million, respectively, and at March 31, 2010 aggregated $2.5 million and $2.7 million, respectively. At March 31, 2011, financial assets and liabilities denominated in Indian Rupees aggregated $9.2 million and $3.6 million, respectively. At March 31, 2011, financial assets and liabilities denominated in Mexican Pesos were $1.6 million and $0.9 million and at March 31, 2010 aggregated $1.0 million and $0.6 million, respectively.
Hardware and consumables purchases related to contracts associated with the U.S. Department of State are denominated in Japanese Yen and the Company’s costs and operations are exposed to changes in the value of the Yen since the related revenues are fixed in U.S. dollars. At March 31, 2011 and 2010 these Japanese Yen denominated liabilities aggregated $2.0 million and $2.6 million, respectively. The Company utilized foreign currency forward contracts to settle obligations denominated in Japanese Yen. All gains and losses resulting from the change in fair value of the currency forward contracts are recorded in operations and are offset by unrealized gains and losses related to recorded liabilities. None of the contracts were terminated prior to settlement. As of March 31, 2011 and 2010, the Company had committed to foreign currency forward contracts that substantially mitigate all foreign currency exposures for the liabilities denominated in Yen. The fair value of these contracts at March 31, 2011 and 2010, was an unrealized loss of less than $0.1 million and $0.1 million, respectively.
L-1 also has entered into a contract to deliver solutions, hardware and maintenance which is denominated in Saudi Riyals for approximately $22.4 million at March 31, 2011. The Saudi Riyal is currently pegged to the U.S. Dollar at a rate of 3.75 Riyal for each U.S. Dollar.
L-1 international operations and transactions are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange rate volatility. Accordingly, L-1’s future results could be materially impacted by changes in these or other factors. L-1’s principal exposure is related to subsidiaries whose costs and assets and liabilities denominated in Euros, Japanese Yen, Canadian Dollars, Mexican Pesos and Indian Rupees. As of March 31, 2011 and

2010, the cumulative effect from foreign currency translation adjustments related to foreign operations was approximately gains of $1.7 million and $0.8 million, respectively.
PREPAID FORWARD CONTRACT
L-1 entered into a pre-paid forward contract with Bear Stearns (now JP Morgan Chase) to purchase approximately 3.5 million shares of L-1 common stock at a price of $20.00 per share for delivery in May 2012. On January 26, 2011, the Company entered into a termination agreement pursuant to which the JP Morgan Chase delivered 3.5 million shares to the Company.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of L-1’s management, including the CEO and CFO, of the effectiveness of the design and operation of L-1’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of March 31, 2011. Based on this evaluation, L-1’s CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011.
(b) Changes in Internal Controls over Financial Reporting
     In the normal course, L-1 reviews and changes internal controls to reflect changes in business and operations and enhances and modifies controls in response to these changes on an ongoing basis. There have been no changes in L-1’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, L-1’s internal controls over financial reporting.
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
     On December 15, 2010, after arm’s length negotiations, the parties entered into a memorandum of understanding (“MOU”) to settle the litigation, which will be memorialized in a final settlement agreement to be submitted to the Court for approval. Pursuant to the MOU, the Company agreed to make certain additional disclosures in the Final Proxy. Additionally, pursuant to the MOU, the plaintiffs conducted confirmatory discovery to confirm the fairness and reasonableness of the terms of the settlement. The parties are in the process of negotiating the terms of a definitive settlement agreement that, upon finalization, would be expected to be submitted to the Court for approval.
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
     On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc. Plaintiff also filed a petition for rehearing en banc. On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

     On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers. On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, plaintiff moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. Plaintiff’s Petition was docketed by the Supreme Court on April 7, 2011 and accordingly, the Company’s brief in opposition is currently due on May 27, 2011. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.
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
     Except as set forth below there have been no material changes from the risk factors described in L-1’s Annual Report on Form 10-K for the year ended December 31, 2010. L-1 encourages you to review L-1’s Annual Report on Form 10-K for a full description of the risks and uncertainties relating to our business.

There are risks and uncertainties associated with the Safran transaction, including that we may not successfully complete the CFIUS approval process and reach agreement on a definitive mitigation agreement that is acceptable to CFIUS and Safran.
     There are risks and uncertainties associated with the Safran transaction, including that such transaction may not be consummated, or may not be consummated as currently anticipated, as a result of several potential risks, including but not limited to: (i) the inability to obtain approval in respect of the Committee on Foreign Investment in the United States or to obtain such approval without conditions that are not currently anticipated; or (ii) the failure to satisfy the other conditions for closing set forth in the Merger Agreement.
     As previously disclosed, CFIUS has been engaged in a review of the merger transaction with Safran, and L-1 and Safran withdrew and re-filed a joint voluntary notice to CFIUS on February 11, 2011 in order to provide additional time to continue the negotiation of a mitigation agreement with the CFIUS agencies. The re-filing commenced a new 30-day review period that expired on March 15, 2011. CFIUS then determined to proceed with a 45-day investigation of the merger transaction, which was due to expire on April 29, 2011. Prior to expiration of the investigation period, L-1 and Safran voluntarily withdrew and re-filed the joint CFIUS notification in order to provide additional time for the efforts to negotiate a definitive mitigation agreement. On May 4, 2011 CFIUS informed L-1 that it had accepted the re-filed joint notification, which commenced a new 30-day review period scheduled to expire on June 2, 2011. There can be no assurance that a definitive mitigation agreement will be executed; however, L-1 expects the parties to work diligently in an effort to finalize the agreement as quickly as possible.
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
     Because we have consummated the BAE transaction, if we fail to consummate the merger with Safran, we will be required to continue to operate the Company without the Intel Business, which could adversely affect our financial condition, results of operations and share price. In addition, our share price since September 2010 has reflected investor expectations as to the completion of our merger with Safran. There can be no assurance as to the trading price of our common stock if the Safran merger is terminated, and our share price may suffer a substantial decline.
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

L-1 has a history of operating losses.
     L-1 has a history of operating losses before income taxes. The business operations began in 1993 and, except for 1996 and 2000, have resulted in losses before income taxes in each year, which have included significant asset impairments, amortization of intangible assets and stock-based compensation expense, and in 2010 and 2011 strategic alternative costs. At March 31, 2011, L-1 had an accumulated deficit of approximately $654.8 million. L-1 will continue to invest in the development of secure credential and biometric technologies, as well as government services and will make significant capital expenditures to meet the requirements of recently awarded secure credentialing contracts. The need for these expenditures to grow the business will affect the ability to report operating profit and reduce the accumulated deficit.
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
     For the three months ended March 31, 2011 and 2010, U.S. Federal government agencies, directly or indirectly, accounted for 30 percent and 32 percent of L-1 consolidated revenues from continuing operations, respectively. Future sales under existing and future awards of U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations, which could be affected by current or future political and economic conditions. Failure to approve budgets or raise debt limits may result in a suspension of funding of government operations.
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
     For the three months ended March 31, 2011, capital expenditures were $10.2 million, as compared to $11.7 million in the corresponding period in the prior year. Capital expenditures are expected to approximate $40.0 million for the year ending December 31, 2011. While L-1 expects to fund capital requirements primarily from operating cash flows and borrowings under its revolving credit facility, in the near term, cash otherwise available to fund strategic opportunities and repay long-term debt is reduced. At March 31, 2011, L-1 had cash and cash equivalents of $4.4 million and availability under its existing credit agreement of $66.3 million, subject to continuing compliance with covenants contained in the agreement. While the Company believes it has adequate capital resources to meet current working capital and capital expenditure requirements and has been successful in the past in obtaining financing for acquisitions, L-1 expects to have increased capital needs as it continues to expand its business.
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
     For the three months ended March 31, 2011, L-1 derived approximately 18 percent of total revenues of continuing operations from international sales and the Company’s strategy is to expand its international operations. There is a risk that the Company may not be able to successfully market, sell and deliver solutions, products and services in foreign countries.
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
     L-1 expects that it will have increased exposure to foreign currency fluctuations. As of March 31, 2011, accumulated other comprehensive gain includes foreign currency translation gains of approximately $1.7 million.
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

Date: May 10, 2011	By:	/s/ ROBERT V. LAPENTA
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ JAMES A. DEPALMA
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